Form 10-K
period 2014-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2015-02-27
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2014.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $338,461,720 based on the closing price of the common stock of $18.06 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014) as reported by the NASDAQ Global Select Market.

As of February 23, 2015, the Registrant had 19,838,840 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2014.

ENTERPRISE FINANCIAL SERVICES CORP
2014 ANNUAL REPORT ON FORM 10-K

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

PART 1
ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we” or the “Company” or “Enterprise”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri. We are the holding company for a full service banking subsidiary, Enterprise Bank & Trust (the “Bank”), offering banking and wealth management services to individuals and business customers primarily located in the St. Louis, Kansas City and Phoenix metropolitan markets. Our executive offices are located at 150 North Meramec, Clayton, Missouri 63105 and our telephone number is (314) 725-5500.

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

Our general business strategy is to generate superior shareholder returns by providing comprehensive financial services primarily to private businesses, their owner families, and other success-minded individuals through banking and wealth management lines of business. The Company has one segment for purposes of its financial reporting.

The Company offers a broad range of business and personal banking services, and wealth management services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. The Company also provides trust services and Federal and Missouri State tax credit brokerage activities. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”) provides financial planning, estate planning, investment management and trust services to businesses, individuals, institutions, retirement plans and non-profit organizations. Tax credit brokerage activities consist of the acquisition of tax credits and sale of these tax credits to clients.

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

Growing fee income business - Enterprise Trust offers a wide range of fiduciary, investment management and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company's long-term relationship strategy. The Bank offers a broad range of Treasury Management products and services that benefit businesses ranging from large national clients to the smallest local merchants. Customized solutions and special product bundles are available to clients of all sizes.  Responding to ever increasing needs for tightened security and improved functional efficiency, the Bank continues to offer robust treasury systems that employ advanced mobile technology and fraud detection/mitigation. The Bank also operates treasury management, card services and international banking divisions that generate fee income.

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

•
Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of Federal and Missouri State Low Income housing tax credits. The Company also brokers State Low Income credits from its inventory to its clients. In addition, we provide leveraged and other loans on projects funded through the Department of the Treasury CDFI New Markets Tax Credit program. In 2011, 2013, and 2014, we were selected as one of the relatively few banks for New Markets Tax Credits. In this capacity, we were responsible for allocating a total of $118 million of tax credits to clients and projects.

•	Tax Credit Brokerage. We acquire Missouri state tax credits from affordable housing development funds and sells the tax credits to clients and other individuals for tax planning purposes.

•
Enterprise Advisory Services. We have developed a proprietary deposit platform allowing registered investment advisory firms to offer FDIC insured cash deposits in addition to other investment products.

Capitalizing on technology - We view our technological capabilities to be a competitive advantage. Our systems provide Internet banking, expanded treasury management products, check and document imaging and remote deposit capture systems. Other services currently offered by the Bank include controlled disbursements, repurchase agreements and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, which we feel often creates a competitive advantage over larger, nationwide banks. Technology is also extensively utilized in internal systems, operational support functions to improve customer service, and management reporting and analysis.

Maintaining asset quality - The Company monitors asset quality through formal ongoing, multiple-level reviews of loans in each market. These reviews are overseen by the Company's credit administration department. In addition, the Bank's loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the credit committee of our Bank's board of directors.

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

Acquisitions and Divestitures
Since December 2009, the Bank has entered into four agreements with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume certain liabilities of four failed banks: Valley Capital Bank, Home National Bank, Legacy Bank and The First National Bank of Olathe. In conjunction with each of these, the Bank entered into loss share agreements, under which the FDIC has agreed to reimburse the Bank for a percentage of losses on certain loans and other real estate acquired (“Covered Assets”) for the term of the agreement. The reimbursable losses from the FDIC are based on the book value of the acquired loans and foreclosed assets as determined by the FDIC as of the date of each acquisition.

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

On December 6, 2013, the Bank completed the sale and closure of four of its branches in the Kansas City market. The sale agreement called for two branches to be sold to another financial institution as well as $7.6 million of loans, $78.4 million of deposits, and $1.5 million of other assets. The sale resulted in a pre-tax gain of approximately $1.0 million primarily due to a premium received on the deposits sold as part of the transaction.

Debt Repayments
During 2014, the Company completed two transactions that significantly reduced its long term debt. On March 14, 2014, the Company converted $5.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of the transaction, the Company reduced its long-term debt by $5.0 million and issued an aggregate of approximately 0.3 million shares of common stock. On December 23, 2014, the Company prepaid $50.0 million of debt with the Federal Home Loan Bank ("FHLB") with a weighted average interest rate of 3.17% and a maturity of 3 years and incurred a prepayment penalty of $2.9 million before taxes. These transactions are expected to further reduce our cost of interest bearing liabilities in future periods as we continue to manage interest rate risk.

During 2013, the Company completed two transactions similar to the 2014 events to reduce long term debt and improve our overall cost of funding. On August 15, 2013, the Company converted $20.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of the transaction, the Company reduced its long-term debt by $20.0 million and issued an aggregate of 1.2 million shares of common stock. The Company issued 25,060 shares of additional common stock as an inducement for the conversion. On December 30, 2013, the Company prepaid $30.0 million of debt with the Federal Home Loan Bank ("FHLB") with a weighted average interest rate of 4.09% and a maturity of 3 years and incurred a prepayment penalty of $2.6 million before taxes.

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

Kansas City - We have eight banking facilities in the Kansas City market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and more than 40,000 households with investable assets of $1.0 million or more. It is the 30th largest metropolitan area in the U.S.

Phoenix - Since December 2009, we have completed four FDIC-assisted transactions in the Phoenix market. We have two banking facilities in the Phoenix metropolitan area.

We believe the Phoenix market offers long-term growth opportunities for the Company. The underlying demographic and geographic factors that propelled Phoenix into one of the fastest growing and most dynamic markets in the country should drive continued growth in that market. Phoenix is the nation's 12th largest metropolitan area, and has more than 90,000 privately held businesses and more than 80,000 households with investable assets over $1.0 million.

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

Various legislation is from time to time introduced in Congress and Missouri's legislature. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition or upon our results of operations or the results of operations of any of our subsidiaries.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on our and the Bank's business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.

However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Company and Bank.

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve, and the Bank must continue to be considered well managed and well capitalized by the FDIC and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy and “Bank Subsidiary - Community Reinvestment Act” below for more information on the Community Reinvestment Act.

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

Support of Bank Subsidiaries: Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Act, this longstanding policy has been given the force of law and additional regulations promulgated by the Federal Reserve to further implement the intent of the statute are possible. As in the past, such financial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

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

Bank Subsidiary
At December 31, 2014, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

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

On July 2, 2013, the Federal Reserve approved a final rule to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the final rule was approved (as an interim final rule) by the FDIC. This regulatory capital framework, commonly referred to as Basel III, implements several changes to the U.S. regulatory capital framework required by the Dodd-Frank Act. The new U.S. capital framework imposes higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for U.S. banking organizations.

The Basel III final rule establishes a new common equity Tier 1 capital ("CET1") requirement, an increase in the Tier 1 capital requirement from 4.0% to 6.0% and maintains the current 8.0 % total capital requirement. The new CET1     and minimum Tier 1 capital requirements are effective January 1, 2015. In addition to these minimum risk-based capital ratios, the Basel III final rule requires that all banking organizations maintain a "capital conservation buffer" consisting of CET1 capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer, when fully implemented, will effectively increase the minimum CET1 capital, Tier 1 capital , and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer is phased in over a 5-year period beginning January 1, 2016.

As required by Dodd-Frank, the Basel III final rule requires that capital instruments such as trust preferred securities and cumulative preferred shares be phased-out of Tier 1 capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 and grandfathers as Tier 1 capital such instruments issued by these smaller entities prior to May 19, 2010 (provided they do not exceed 25 percent of Tier 1 capital). The Company's trust preferred securities are grandfathered under this provision.

The Basel III final rule provided banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time "opt-out" right to continue excluding Accumulated Other Comprehensive Income ("AOCI") from CET1 and Tier 1 capital. The Company will make this election, which is irrevocable, on the Bank's Call Report for the period ended March 31, 2015 and is effective January 1, 2015.

The Basel III final rule requires that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities ("DTLs"), be deducted from CET1 capital. Additionally, deferred tax assets ("DTAs") that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and "significant" (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated "financial institutions" are partially includible in CET1 capital, subject to deductions defined in the final rule.

Based on an assessment of the impact of Basel III and in consideration of the capital plan for the Company, management of the Company anticipates that the Company and Bank will be in compliance with the Basel III guidelines within the implementation periods.

Prompt Corrective Action: The Bank’s capital categories are determined for the purpose of applying the “prompt corrective action” rules described below and may be taken into consideration by banking regulators in evaluating proposals for expansion or new activities. They are not necessarily an accurate representation of a bank's overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject the Bank to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.

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

Under the FDIC’s prompt corrective action rules, beginning on January 1, 2015, a bank that (1) has a total capital to risk-weighted assets ratio (the “Total Capital Ratio”) of 10.0% or greater, a CET1 Capital to risk-weighted assets ratio (the "CET1 Capital Ratio") of 6.5% or greater, a Tier 1 Capital to risk-weighted assets ratio (the “Tier 1 Capital Ratio”) of 8.0% or greater, and a Tier 1 Capital to average assets (the “Leverage Ratio”) of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, a CET1 Capital Ratio of 4.5% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 6.0%, a CET1 Capital Ratio of less than 4.5%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 4.0%, a CET1 Capital Ratio of less than 3.0% is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to total assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating or is subject to a regulatory action that requires heightened levels of capital.
Prior to January 1, 2015, a Bank was considered to be "well capitalized" if the Bank (1) had Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) was not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC.

Prior to January 1, 2015, a bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, was considered to be "adequately capitalized"; a bank that had a Total Capital Ratio of less than 8.0% a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, was considered to be "undercapitalized"; a bank that had a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, was considered to be "significantly undercapitalized"; and a bank that had a tangible equity capital to assets ratio equal to or less than 2.0% was deemed to be "critically undercapitalized."
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
At December 31, 2014, all of the Bank’s capital ratios were at levels that would qualify it to be “well capitalized” for regulatory purposes.
Consumer Financial Protection Bureau: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with Consumer Financial Protection Bureau (the "CFPB"). Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.
The Bank is also subject to other laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.
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
Mortgage Reform: The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer's ability to repay, restricting variable rate lending by requiring the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB.
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

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which were to become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015. In addition, the Federal Reserve has granted an extension to conform with the retention of ownership interest in private equity and hedge funds until July 21, 2016 and has indicated that they will grant an additional one year extension to July 21, 2017. The Company plans to comply within the conformance period and does not believe that the Volcker Rule will have a material impact on its investment portfolio.

Employees
At December 31, 2014, we had 452 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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
A majority of our loans are to businesses and individuals in the St. Louis, Kansas City, and Phoenix metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Consequently, a decline in local economic conditions may adversely affect our earnings.

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

Additionally, Kansas and Arizona have foreclosure laws that hinder our ability to recover on defaulted loans secured by property in their states. Kansas is a judicial foreclosure state, therefore all foreclosures must be processed through the Kansas state courts. Due to this process, it takes approximately one year for us to foreclose on real estate collateral located in the State of Kansas. Our ability to recover on defaulted loans secured by Kansas property may be delayed and our recovery efforts are lengthened due to this process. Arizona has a non-deficiency statute with regards to certain types of residential mortgage loans. Our ability to recover on defaulted loans secured by residential mortgages may be limited to the fair value of the real estate securing the loan at the time of foreclosure.

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
The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The Bank cannot predict the nature or impact of future changes in monetary and fiscal policies.

If the Bank incurs losses that erode its capital, it may become subject to enhanced regulation or supervisory action.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Missouri Division of Finance, the Federal Reserve, and the FDIC have the authority to compel or restrict certain actions if the Company's or the Bank's capital should fall below adequate capital standards as a result of future operating losses, or if its bank regulators determine that it has insufficient capital. Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank's operations; limiting the rate of interest the bank may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. These actions may limit the ability of the Bank or Company to execute its business plan and thus can lead to an adverse impact on the results of operations or financial position.

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
We are the beneficiary of several loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on loss share assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by these agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired.
Although we have entered into loss share agreements with the FDIC that provide the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms. Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of a loss share agreement, and any such charge-offs could negatively impact our net income. Moreover, the loss share provisions in the loss share agreements may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our losses could increase.

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

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
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
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our Internet banking system, treasury management products, check and document imaging, remote deposit capture systems, general ledger, and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets.  We cannot assure any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed.  While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve.  We may be required to expend significant additional resources in the future to modify and enhance our protective measures. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems.  Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2014, we had six banking locations and a support center in the St. Louis metropolitan area, eight banking facilities in the Kansas City metropolitan area, and two banking locations in the Phoenix metropolitan area. We own three of the facilities and lease the remainder. Most of the leases expire between 2015 and 2022 and include one or more renewal options of up to 5 years. One lease expires in 2028. All the leases are classified as operating leases. We are actively pursuing a sublease arrangement for one of our banking locations in the Kansas City market that was closed in 2013. In February 2015, the headquarters for Enterprise Trust was relocated from commercial condominium space in Clayton, Missouri, approximately two blocks from the executive offices, to leased space in the same building as the executive offices. We believe all our properties are in good condition.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices
The Company's common stock trades on the NASDAQ Global Select Market under the symbol “EFSC.” Below are the dividends declared by quarter along with what the Company believes are the closing, high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Select Market. There may have been other transactions at prices not known to the Company. As of February 23, 2015, the Company had 439 common stock shareholders of record and a market price of $20.07 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2014				2013
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$19.73	$16.72	$18.06	$20.07	$20.42	$16.90	$15.96	$14.34
High	20.23	18.95	20.93	20.65	20.96	18.99	16.00	15.04
Low	16.38	16.70	17.02	17.67	16.38	15.94	13.06	12.97
Cash dividends paid on common shares	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525

Dividends
The holders of shares of our common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for the purpose of paying dividends. Our ability to pay dividends is substantially dependent upon the ability of our subsidiaries to pay cash dividends to us. Information on regulatory restrictions on our ability to pay dividends is set forth in Part I, Item 1 - Business - Supervision and Regulation - Financial Holding Company - Dividend Restrictions. The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to our common stock.

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

The following graph* compares the cumulative total shareholder return on the Company's common stock from December 31, 2009 through December 31, 2014. The graph compares the Company's common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2009 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending December 31,
Index	2009	2010	2011	2012	2013	2014
Enterprise Financial Services Corp	100.00	138.70	199.39	179.18	283.59	277.14
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

*Source: SNL Financial L.C.  Used with permission.  All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company's audited financial statements as of and for the five years ended December 31, 2014. This information should be read in connection with our audited consolidated financial statements, related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
(in thousands, except per share and percentage data)	2014	2013	2012	2011	2010
EARNINGS SUMMARY:
Interest income	$131,754	$153,289	$165,464	$142,840	$116,394
Interest expense	14,386	18,137	23,167	30,155	32,411
Net interest income	117,368	135,152	142,297	112,685	83,983
Provision (benefit) for portfolio loan losses	4,409	(642)	8,757	13,300	33,735
Provision for purchase credit impaired loan losses	1,083	4,974	14,033	2,803	—
Noninterest income	16,631	9,899	9,084	18,508	18,360
Noninterest expense	87,463	90,639	85,761	76,865	61,412
Income before income taxes	41,044	50,080	42,830	38,225	7,196
Income tax expense	13,871	16,976	14,534	12,802	1,623
Net income	$27,173	$33,104	$28,296	$25,423	$5,573

PER SHARE DATA:
Basic earnings per common share	$1.38	$1.78	$1.41	$1.37	$0.21
Diluted earnings per common share	1.35	1.73	1.37	1.34	0.21
Cash dividends paid on common shares	0.21	0.21	0.21	0.21	0.21
Book value per common share	15.94	14.47	13.09	11.61	9.89
Tangible book value per common share	14.20	12.62	10.99	9.38	9.67

BALANCE SHEET DATA:
Ending balances:
Portfolio loans	$2,433,916	$2,137,313	$2,106,039	$1,897,074	$1,766,351
Allowance for loan losses (1)	30,185	27,289	34,330	37,989	42,759
Purchase credit impaired loans, net of the allowance for loan losses	83,693	125,100	189,571	298,975	121,570
Goodwill	30,334	30,334	30,334	30,334	2,064
Other intangible assets, net	4,164	5,418	7,406	9,285	1,223
Total assets	3,277,003	3,170,197	3,325,786	3,377,779	2,800,199
Deposits	2,491,510	2,534,953	2,658,851	2,791,353	2,297,721
Subordinated debentures	56,807	62,581	85,081	85,081	85,081
Other borrowings	383,883	264,331	325,070	256,545	226,633
Shareholders' equity	316,241	279,705	235,745	239,565	179,801

Average balances:
Portfolio loans	$2,255,180	$2,097,920	$1,953,427	$1,819,536	$1,782,023
Purchase credit impaired loans	119,504	168,662	243,359	232,363	71,152
Earning assets	2,921,978	2,875,765	2,909,532	2,766,240	2,260,858
Total assets	3,156,994	3,126,537	3,230,928	3,096,147	2,454,023
Interest-bearing liabilities	2,209,188	2,237,111	2,340,612	2,377,044	1,957,390
Shareholders' equity	301,756	259,106	252,464	213,650	178,631

	Years ended December 31,
(in thousands, except per share and percentage data)	2014	2013	2012	2011	2010
SELECTED RATIOS:
Return on average common equity	9.01%	12.78%	11.21%	12.67%	2.12%
Return on average assets	0.86	1.06	0.78	0.74	0.13
Efficiency ratio	65.27	62.49	56.65	58.59	60.01
Average common equity to average assets	9.56	8.29	6.93	5.84	5.97
Total portfolio loan yield - tax equivalent	5.14	6.36	7.05	6.38	5.90
Cost of interest-bearing liabilities	0.65	0.81	0.99	1.27	1.66
Net interest spread	3.91	4.60	4.75	3.94	3.53
Net interest margin	4.07	4.78	4.94	4.12	3.76
Nonperforming loans to total loans (1)	0.91	0.98	1.84	2.19	2.62
Nonperforming assets to total assets (1)	0.74	0.90	1.44	1.74	2.59
Net chargeoffs to average loans (1)	0.07	0.31	0.64	0.99	1.91
Allowance for loan losses to total loans (1)	1.24	1.28	1.63	2.00	2.42
Dividend payout ratio - basic	15.37	11.92	13.28	14.07	56.00

(1) Amounts and ratios exclude PCI loans and other assets covered under FDIC loss share agreements, except for their inclusion in total assets.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2014. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company's business operations described in Item 1.

Executive Summary
Below are highlights of our financial performance for the year ended December 31, 2014 as compared to the years ended December 31, 2013 and December 31, 2012.

(in thousands, except per share data)	For the Years ended December 31,
	2014	2013	2012
EARNINGS
Total interest income	$131,754	$153,289	$165,464
Total interest expense	14,386	18,137	23,167
Net interest income	117,368	135,152	142,297
Provision (benefit) for portfolio loans	4,409	(642)	8,757
Provision for purchase credit impaired loans	1,083	4,974	14,033
Net interest income after provision for loan losses	111,876	130,820	119,507

Fee income	20,859	22,526	19,901
Other noninterest income	(4,228)	(12,627)	(10,817)
Total noninterest income	16,631	9,899	9,084

Total noninterest expenses	87,463	90,639	85,761
Income before income tax expense	41,044	50,080	42,830
Income tax expense	13,871	16,976	14,534
Net income	$27,173	$33,104	$28,296

Basic earnings per share	$1.38	$1.78	$1.41
Diluted earnings per share	1.35	1.73	1.37

Return on average assets	0.86%	1.06%	0.78%
Return on average common equity	9.01%	12.78%	11.21%
Net interest margin (fully tax equivalent)	4.07%	4.78%	4.94%
Efficiency ratio	65.27%	62.49%	56.65%

ASSET QUALITY (1)
Net charge-offs	$1,512	$6,400	$12,416
Nonperforming loans	22,244	20,840	38,727
Classified assets	77,898	83,843	111,266
Nonperforming loans to total loans	0.91%	0.98%	1.84%
Nonperforming assets to total assets	0.74%	0.90%	1.44%
Allowance for loan losses to total loans	1.24%	1.28%	1.63%
Net charge-offs to average loans	0.07%	0.31%	0.64%

(1) Excludes PCI loans and other assets covered under FDIC loss share agreements, except for their inclusion in total assets.

Below are highlights of the Company's Core performance measures, which we believe are important measures of financial performance, but are non-GAAP measures. Core performance measures include contractual interest on PCI loans, but exclude incremental accretion on these loans, and exclude the Change in the FDIC receivable, gain or loss of other real estate covered under FDIC loss share agreements, and certain other income and expense items the Company believes are not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of Core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Years ended December 31,
(in thousands)	2014	2013	2012
CORE PERFORMANCE MEASURES (1)
Net interest income	$98,438	$99,805	$102,376
Provision (benefit) for portfolio loans	4,409	(642)	8,757
Noninterest income	24,548	24,662	20,716
Noninterest expense	79,369	81,736	78,552
Income before income tax expense	39,208	43,373	35,783
Income tax expense	13,165	14,407	11,835
Net income	$26,043	$28,966	$23,948

Earnings per share	$1.29	$1.47	$1.24
Return on average assets	0.82%	0.93%	0.74%
Return on average common equity	8.63%	11.18%	9.49%
Net interest margin (fully tax equivalent)	3.42%	3.55%	3.57%
Efficiency ratio	64.53%	65.67%	63.82%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

The Company noted the following trends during 2014:

•
The Company reported net income of $27.2 million for 2014, compared to $33.1 million for 2013. The Company reported diluted earnings per share of $1.35 and $1.73 in the same respective periods. The decrease in net income for the current year is due primarily to reduced revenue from our PCI loans, lower interest yields on our portfolio loans offsetting volume gains, as well as lower investment security gains.

•
On a core basis[1], net income was $26.0 million, or $1.29 per share in 2014 compared to $29.0 million, or $1.47 per share in 2013. The decrease was primarily due to a benefit for provision for loan losses recorded in the prior year, partially offset by reduced noninterest expenses.

•
Net interest income decreased $17.8 million in 2014 from 2013. The decrease was due to lower balances and lower accelerated payments on PCI loans, lower prepayment fees on portfolio loans, and lower interest rates on newly originated loans. These items were offset by higher balances of portfolio loans and lower interest expense from the conversion of $25.0 million of trust preferred securities to common equity and the prepayment of FHLB borrowings, both of which carried relatively higher interest rates.

•	On a core basis[1], net interest income declined $1.4 million as increases in portfolio loan balances and improved funding costs were slightly outweighed by lower loan yields.

•
The Core net interest margin[1], defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, declined 13 basis points from the prior year primarily due to lower balances of PCI loans. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

•
Fee income, which primarily includes the Company's wealth management revenue, service charges and other fees on deposit accounts, sales of other real estate, and state tax brokerage activity, decreased $1.7 million compared to 2013 primarily due to lower gains on sales of other real estate.

•	Total Noninterest expenses declined $3.2 million in 2014 from 2013, or $2.4 million on a Core basis[1] due to lower professional fees, loan legal expenses, and occupancy costs.

2014 Significant Transactions
During 2014, we completed the following significant transactions resulting from the Company's focus on expense and interest rate risk management:

•
On March 14, 2014, the remaining $5.0 million, 9% coupon, trust preferred securities were converted to shares of common stock. As a result of this transaction, the Company reduced its subordinated debentures by $5.0 million and issued 287,852 shares of common stock.

•
On December 23, 2014, the Company prepaid $50.0 million of debt with the FHLB with a weighted average interest rate of 3.17%, and a maturity of 3 years, and incurred a prepayment penalty of $2.9 million before taxes.

2013 Significant Transactions
During 2013, we completed the following significant transactions:

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

•
On December 30, 2013, the Company prepaid $30.0 million of debt with the FHLB with a weighted average interest rate of 4.09%, and a maturity of 3 years, and incurred a prepayment penalty of $2.6 million before taxes.

Balance sheet highlights

•
Loans - Loans totaled $2.5 billion at December 31, 2014, including $99.1 million of purchase credit impaired ("PCI") loans. Portfolio loans excluding PCI loans increased $296.6 million, or 14%, from December 31, 2013. Commercial & Industrial loans increased $228.7 million, or 22%, Consumer and other loans increased $22.2 million, or 54%, Construction loans and Residential real estate loans increased $54.5 million, or 20%, and Commercial Real Estate decreased $8.8 million, or 1%. See Item 8, Note 6 – Portfolio Loans for more information.

•	Deposits – Total deposits at December 31, 2014 were $2.5 billion, a decrease of $43.4 million, or 2%, from December 31, 2013 primarily from reductions in higher cost time deposit balances.

•
Asset quality – Nonperforming loans, including troubled debt restructurings, were $22.2 million at December 31, 2014, compared to $20.8 million at December 31, 2013. Nonperforming loans represented 0.91% of portfolio loans at December 31, 2014 versus 0.98% at December 31, 2013. There were $1.9 million of portfolio loans that were 30-89 days delinquent and still accruing at December 31, 2014 as compared to $0.1 million at December 31, 2013.

Provision for portfolio loan losses was an expense of $4.4 million in 2014, compared to a benefit of $0.6 million in 2013. The Company experienced lower levels of net chargeoffs in 2014 as compared to 2013 and 2012, but recorded more provision expense as loan balances increased 14% in 2014. See Item 8, Note 6 – Portfolio Loans and, Provision for Loan Losses and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	For the years ended December 31,
	2014			2013			2012
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,223,835	$93,604	4.21%	$2,058,086	$94,428	4.59%	$1,918,567	$96,694	5.04%
Tax-exempt portfolio loans (2)	35,058	2,358	6.73	45,932	3,738	8.14	34,860	2,580	7.40
Purchase credit impaired loans	119,504	26,336	22.04	168,662	46,468	27.55	243,359	55,661	22.87
Total loans	2,378,397	122,298	5.14	2,272,680	144,634	6.36	2,196,786	154,935	7.05
Taxable investments in debt and equity securities	424,882	8,984	2.11	462,015	8,689	1.88	568,264	10,192	1.79
Non-taxable investments in debt and equity securities (2)	41,088	1,919	4.67	44,158	1,979	4.48	34,432	1,577	4.58
Short-term investments	77,611	187	0.24	96,912	210	0.22	110,050	257	0.23
Total securities and short-term investments	543,581	11,090	2.04	603,085	10,878	1.80	712,746	12,026	1.69
Total interest-earning assets	2,921,978	133,388	4.56	2,875,765	155,512	5.41	2,909,532	166,961	5.74
Noninterest-earning assets:
Cash and due from banks	29,680			17,315			16,311
Other assets	250,985			276,443			345,325
Allowance for loan losses	(45,649)			(42,986)			(40,240)
Total assets	$3,156,994			$3,126,537			$3,230,928

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$311,974	$653	0.21%	$232,010	$461	0.20%	$257,193	$721	0.28%
Money market accounts	852,015	2,716	0.32	939,857	3,080	0.33	1,026,444	4,679	0.46
Savings	81,131	201	0.25	88,633	225	0.25	70,470	275	0.39
Certificates of deposit	586,220	6,917	1.18	578,562	7,376	1.27	675,224	9,731	1.44
Total interest-bearing deposits	1,831,340	10,487	0.57	1,839,062	11,142	0.61	2,029,331	15,406	0.76
Subordinated debentures	57,930	1,322	2.28	76,297	3,019	3.96	85,081	4,082	4.80
Other borrowed funds	319,918	2,577	0.81	321,752	3,976	1.24	226,200	3,679	1.63
Total interest-bearing liabilities	2,209,188	14,386	0.65	2,237,111	18,137	0.81	2,340,612	23,167	0.99
Noninterest bearing liabilities:
Demand deposits	622,714			614,413			627,197
Other liabilities	23,336			15,907			10,655
Total liabilities	2,855,238			2,867,431			2,978,464
Shareholders' equity	301,756			259,106			252,464
Total liabilities & shareholders' equity	$3,156,994			$3,126,537			$3,230,928
Net interest income		$119,002			$137,375			$143,794
Net interest spread			3.91%			4.60%			4.75%
Net interest margin			4.07%			4.78%			4.94%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.9 million, $1.5 million, and $1.5 million for the years ended December 31, 2014, 2013, and 2012 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2014 and 2013, and 36% for 2012. The tax-equivalent adjustments were $1.6 million, $2.2 million, and $1.5 million for the years ended December 31, 2014, 2013, and 2012 respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2014 compared to 2013			2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$7,295	$(8,119)	$(824)	$6,749	$(9,015)	$(2,266)
Tax-exempt portfolio loans (3)	(796)	(584)	(1,380)	881	277	1,158
Purchase credit impaired loans	(11,937)	(8,195)	(20,132)	(19,182)	9,989	(9,193)
Taxable investments in debt and equity securities	(732)	1,027	295	(1,979)	476	(1,503)
Non-taxable investments in debt and equity securities (3)	(141)	81	(60)	437	(35)	402
Short-term investments	(45)	22	(23)	(29)	(18)	(47)
Total interest-earning assets	$(6,356)	$(15,768)	$(22,124)	$(13,123)	$1,674	$(11,449)

Interest paid on:
Interest-bearing transaction accounts	$166	$26	$192	$(66)	$(194)	$(260)
Money market accounts	(282)	(82)	(364)	(369)	(1,230)	(1,599)
Savings	(19)	(5)	(24)	60	(110)	(50)
Certificates of deposit	97	(556)	(459)	(1,304)	(1,051)	(2,355)
Subordinated debentures	(615)	(1,082)	(1,697)	(394)	(669)	(1,063)
Borrowed funds	(23)	(1,376)	(1,399)	1,316	(1,019)	297
Total interest-bearing liabilities	(676)	(3,075)	(3,751)	(757)	(4,273)	(5,030)
Net interest income	$(5,680)	$(12,693)	$(18,373)	$(12,366)	$5,947	$(6,419)

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 38% tax rate for 2014 and 2013 and 36% for 2012.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Purchase Credit Impaired "PCI" Contribution
The following table illustrates the financial contribution of PCI loans and other assets covered under FDIC shared loss agreements for the most recent three fiscal years.

	For the Years ended
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Contractual interest income	$7,408	$11,121	$15,740
Accelerated cash flows and other incremental accretion	18,930	35,347	39,921
Estimated funding cost	(1,404)	(3,429)	(5,303)
Total net interest income	24,934	43,039	50,358
(Provision) for loan losses	(1,083)	(4,974)	(14,033)
Gain/(loss) on sale of other real estate	445	1,071	2,081
Change in FDIC loss share receivable	(9,307)	(18,173)	(14,869)
Change in FDIC clawback liability	(1,201)	(951)	(575)
Other expenses	(2,928)	(4,552)	(6,627)
PCI assets income before income tax expense	$10,860	$15,460	$16,335

At December 31, 2014, the remaining accretable yield on the portfolio was estimated to be $29 million and the non-accretable difference was approximately $66 million. Absent cash flow accelerations or pool impairment, the Company currently estimates average PCI loans balances to be approximately $80 million and income before tax expense on PCI assets will be approximately $6 million to $8 million in 2015.

Comparison of 2014 and 2013
Net interest income (on a tax equivalent basis) was $119.0 million for 2014 compared to $137.4 million for 2013, a decrease of $18.4 million, or 13%. Total interest income decreased $22.1 million and total interest expense decreased $3.8 million.

Average interest-earning assets increased $46.2 million, or 2%, to $2.9 billion for the year ended December 31, 2014. Average loans increased $105.7 million, or 5%, to $2.4 billion for the year ended December 31, 2014 from $2.3 billion for the year ended December 31, 2013 primarily due to strong C&I origination in 2014. Average securities and short-term investments decreased $59.5 million, to $543.6 million from 2013 as core deposits declined and portfolio loan volume accelerated slightly. Interest income on earning assets decreased $6.4 million due to lower volumes and decreased $15.8 million due to lower rates. The decrease in volume was primarily due to the continued pay-off of PCI loans, offset by higher yields on the remaining balance of related loans. Portfolio loans saw a $6.5 million increase in interest income due to volume, offset by an $8.7 million decrease in interest income due to rates.

For the year ended December 31, 2014, average interest-bearing liabilities decreased $27.9 million, or 1%, to $2.21 billion compared to $2.24 billion for the year ended December 31, 2013. The decrease in average interest-bearing liabilities resulted from the payoff of $5 million trust preferred securities and a $95.3 million decline in average money market accounts and savings accounts. The significant decrease in money market and saving accounts was due to the Company's continued initiative to lower its cost of funds as well as continued historically low rates deterring clients from deposit accounts. For the year ended December 31, 2014, interest expense on interest-bearing liabilities decreased $3.1 million due to lower rates and $0.7 million due to the impact of lower volumes, versus the same period in 2013.

For the year ended December 31, 2014, the tax-equivalent net interest margin was 4.07%, compared to 4.78% in the same period of 2013. The decrease in margin was primarily due to lower yields on newly originated portfolio loans, the pay-off of higher-yielding PCI loans lessening their impact on the overall margin, offset by reduced rates on interest-bearing liabilities due to continued low interest rates, as well as the previously mentioned FHLB debt repayments and the conversion of $25 million of our trust preferred securities with a 9% coupon rate to common equity.

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

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,			Change from
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Wealth management revenue	$6,942	$7,118	$7,300	$(176)	$(182)
Service charges on deposit accounts	7,181	6,825	5,664	356	1,161
Other service charges and fee income	2,953	2,717	2,504	236	213
Sale of other real estate	1,086	2,292	144	(1,206)	2,148
State tax credit activity, net	2,252	2,503	2,207	(251)	296
Miscellaneous income	4,134	3,207	2,897	927	310
Core noninterest income (1)	24,548	24,662	20,716	(114)	3,946
Gain on sale of branches	—	1,044	—	(1,044)	1,044
Gain on sale of other real estate covered under FDIC loss share agreements	445	1,071	2,081	(626)	(1,010)
Gain on sale of investment securities	—	1,295	1,156	(1,295)	139
Change in FDIC loss share receivable	(9,307)	(18,173)	(14,869)	8,866	(3,304)
Closing fee	945	$—	$—	945	—
Total noninterest income	$16,631	$9,899	$9,084	$6,732	$815

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $6.7 million, or 68% in 2014 compared to 2013. The increase was largely due to a decrease in the loss from the Change in FDIC loss share receivable of $8.9 million. Core noninterest income1 declined slightly in 2014 due to lower gains on sale of other real estate than in 2013. Wealth management revenues declined slightly in 2014 as the Company terminated less profitable relationships during 2013. Assets under administration at December 31, 2014 increased to $1.5 billion, compared to $1.4 billion at December 31, 2013. Miscellaneous income increased in 2014 due to higher average bank owned life insurance balances and an increase in management fees associated with our New Markets Tax Credit allocations.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Years ended December 31,			Change from
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Core expenses (1):
Employee compensation and benefits - core	$45,717	$43,817	$40,462	$1,900	$3,355
Occupancy, furniture and equipment - core	6,420	7,166	6,929	(746)	237
Data processing - core	4,214	3,865	3,112	349	753
FDIC and other insurance	2,884	3,244	3,491	(360)	(247)
Professional fees - core	3,815	4,777	4,583	(962)	194
Loan, legal and other real estate expense - core	2,909	3,926	4,177	(1,017)	(251)
Other - core	13,410	14,941	15,798	(1,531)	(857)
Core noninterest expense (1)	79,369	81,736	78,552	(2,367)	3,184
FDIC clawback	1,201	951	575	250	376
FHLB prepayment penalty	2,936	2,590	—	346	2,590
Facilities charge	1,004	797	—	207	797
Other loss share expenses	2,953	4,565	6,634	(1,612)	(2,069)
Total noninterest expense	$87,463	$90,639	$85,761	$(3,176)	$4,878

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses decreased $3.1 million or 4% in 2014. Noninterest expenses during 2014 included a charge of $2.9 million for the aforementioned FHLB prepayment penalty and $1.0 million for costs associated with the sale of an office property. The office property sale will result in lower occupancy expenses prospectively. Core noninterest expense1 declined $2.3 million from lower loan, legal, and other real estate expenses due to improved asset quality, professional fees primarily from lower legal expenses, and other expenses reflecting reduced investment management expenses and intangible amortization.

The Company expects noninterest expenses to be between $19 million and $21 million per quarter in 2015.

Income Taxes
In 2014, the Company recorded income tax expense of $13.9 million on pre-tax income of $41.0 million, resulting in an effective tax rate of 33.8%. The Company's effective tax rate was slightly lower than 2013, as pre-tax income was lower than 2013 lessening the impact of permanent items. The following items impacted the 2014 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $0.9 million.

In 2013, the Company recorded income tax expense of $17.0 million on pre-tax income of $50.1 million, resulting in an effective tax rate of 33.9%. The following items impacted the 2013 effective tax rate:

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

In 2012, the Company recorded income tax expense of $14.5 million on pre-tax income of $42.8 million, resulting in an effective tax rate of 33.9%. The following items were included in Income tax expense and impacted the 2012 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $0.9 million.

•	reversal of a $0.3 million state deferred tax asset valuation allowance

FINANCIAL CONDITION

Summary Balance Sheet

(in thousands)	December 31,			% Increase (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Total cash and cash equivalents	$100,696	$210,569	$116,370	(52.18)%	80.95%
Securities	446,131	434,587	640,212	2.66%	(32.12)%
Portfolio loans	2,433,916	2,137,313	2,106,039	13.88%	1.48%
Purchase credit impaired loans	83,693	125,100	189,571	(33.10)%	(34.01)%
Total assets	3,277,003	3,170,197	3,325,786	3.37%	(4.68)%
Deposits	2,491,510	2,534,953	2,658,851	(1.71)%	(4.66)%
Total liabilities	2,960,762	2,890,492	3,090,041	2.43%	(6.46)%
Total shareholders' equity	316,241	279,705	235,745	13.06%	18.65%

Assets

Loans by Type
The Company grants commercial, residential, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate including loans classified as C&I loans. The ability of the Company's borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table sets forth the composition of the Company's loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated.

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Commercial and industrial	$1,270,259	$1,041,576	$962,884	$763,202	$593,938
Real Estate:
Commercial	770,529	779,319	819,709	811,570	776,268
Construction and land development	144,773	117,032	160,911	140,147	190,285
Residential	185,252	158,527	145,558	171,034	189,484
Consumer and other	63,103	40,859	16,977	11,121	16,376
Total Portfolio loans	$2,433,916	$2,137,313	$2,106,039	$1,897,074	$1,766,351

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Commercial and industrial	52.2%	48.7%	45.7%	40.2%	33.6%
Real Estate:
Commercial	31.7%	36.5%	38.9%	42.8%	43.9%
Construction and land development	5.9%	5.5%	7.6%	7.4%	10.8%
Residential	7.6%	7.4%	6.9%	9.0%	10.7%
Consumer and other	2.6%	1.9%	0.9%	0.6%	1.0%
Total Portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial and industrial loans are made based on the borrower's ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations.

Real estate loans are also based on the borrower's character, but more emphasis is placed on the estimated collateral values.

At December 31, 2014, $323.2 million, or 42%, of the commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our St. Louis and Kansas City markets. These loans are underwritten based on the cash flow coverage of the property, the Company's loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by raw ground or real estate under development for eventual sale. $36.0 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the officer and a centralized independent loan disbursement function is employed.

Residential real estate loans include residential mortgages, which are loans that, due to size or other attributes, do not qualify for conventional home mortgages that the Company sells into the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value.

Consumer and other loans mainly represent loans to nondepository financial institutions and loans to purchase or carry securities. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination.

The following table illustrates loan growth from selected specialized market segments at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013	Change	% Change
Enterprise value lending	$202,468	$147,174	$55,294	37.6%
Life insurance premium financing	220,909	152,632	68,277	44.7%

These specialized market segments are primarily C&I loans and have contributed significantly to the Company's 2014 loan growth. These loans are sourced through relationships developed with estate planning and private equity funds, and are not bound geographically by our traditional three markets. These specialized market segments offer opportunities to expand and diversify our overall geographic concentration by entering into new markets, but such expansion does present additional risks as they are outside our primary markets. The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company's asset sensitive interest rate risk position. The Company experienced 14% loan growth during 2014 and expects to achieve a 10% or above total portfolio loan growth rate for 2015.

Following is a further breakdown of our loan categories at December 31, 2014 and 2013:

	% of portfolio
	2014			2013
	Portfolio Loans	Purchase Credit Impaired Loans	Total Loans	Portfolio Loans	Purchase Credit Impaired Loans	Total Loans
Real Estate:
Construction & Land Development	6%	8%	6%	5%	10%	6%

Commercial Owner Occupied
Commercial & Industrial	13%	16%	13%	15%	17%	15%
Other	1%	6%	2%	1%	6%	1%
Total	14%	22%	15%	16%	23%	16%

Commercial Investor Owned
Retail	5%	23%	6%	6%	19%	7%
Commercial Office	5%	10%	5%	7%	6%	7%
Multi-Family Housing	3%	1%	2%	3%	1%	2%
Industrial/ Warehouse	3%	6%	3%	3%	7%	3%
Other	1%	1%	1%	2%	1%	2%
Total	17%	41%	17%	21%	34%	21%

Residential:
Owner Occupied	6%	22%	6%	5%	18%	6%
Investor Owned	2%	3%	2%	2%	7%	3%
Total	8%	25%	8%	7%	25%	9%

Total Real Estate	45%	96%	46%	49%	92%	52%

Non Real Estate
Commercial & Industrial	52%	4%	50%	49%	7%	46%
Consumer & Other	3%	—%	4%	2%	1%	2%
Total Non Real Estate	55%	4%	54%	51%	8%	48%
Total	100%	100%	100%	100%	100%	100%
The following descriptions focus on the Portfolio loans and exclude PCI loans.

The Construction and Land Development category represents $144.8 million, or 6%, of the total loan portfolio. Within that category, there was $8.2 million of loans secured by raw ground, $86.6 million of commercial construction, and $50 million of residential construction.

The Commercial construction component of the portfolio consisted of approximately 38 loan relationships with an average outstanding loan balance of $1.7 million. The largest loans include a $7.8 million line of credit secured by the construction of a retail building and a $7.5 million line of credit secured by commercially zoned land both located in St. Louis.

The Residential construction component of the portfolio consisted of single family housing development properties primarily in our St. Louis and Kansas City markets. There were approximately 48 loan relationships in this category with an average outstanding loan balance of $0.5 million. The largest loans include a $2.5 million loan secured by improved residential lots in the Kansas City market and a $1.9 million loan secured by a single family home under construction in the Arizona market.

The largest segments of the non-owner occupied components of the commercial real estate portfolio are retail and commercial office permanent loans.

At December 31, 2014, the Company had $121.8 million of non-owner occupied permanent loans secured by retail properties. There were approximately 39 loan relationships in this category with an average outstanding loan balance of $2.0 million. The largest loans outstanding at year-end were a $8.2 million loan and a $6.7 million loan both secured by hotels in Phoenix and a $6.6 million loan secured by a shopping center in Kansas City.

At December 31, 2014, the Company had $125.4 million of non-owner occupied permanent loans secured by commercial office properties. There were approximately 50 loan relationships with an average outstanding loan balance of $1.8 million. The largest loans outstanding at year end were an $9.2 million loan secured by a multi-tenant office building in Kansas City, an $8.2 million loan secured by a single tenant office building in Kansas City and a $7.3 million loan secured by a medical office building in the St. Louis region.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2014, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2014 mature or reprice as follows:

	Loans Maturing or Repricing
(in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total	Percent of Total Loans
Fixed Rate Loans (1) (2)
Commercial and industrial	$166,796	$192,414	$13,183	$372,393	15%
Real estate:
Commercial	122,720	373,978	14,906	511,604	20%
Construction and land development	50,570	28,409	1,407	80,386	3%
Residential	45,059	57,813	7,273	110,145	4%
Consumer and other	11,213	23,727	2,000	36,940	2%
Purchase credit impaired loans	45,495	29,761	745	76,001	3%
Total	$441,853	$706,102	$39,514	$1,187,469	47%
Variable Rate Loans (1) (2)
Commercial and industrial	$883,392	$12,674	$1,800	$897,866	35%
Real estate:
Commercial	179,524	75,574	3,827	258,925	10%
Construction and land development	58,556	3,145	2,686	64,387	3%
Residential	34,685	38,743	1,679	75,107	3%
Consumer and other	14,193	11,970	—	26,163	1%
Purchase credit impaired loans	13,773	9,204	125	23,102	1%
Total	$1,184,123	$151,310	$10,117	$1,345,550	53%
Loans (1) (2)
Commercial and industrial	$1,050,188	$205,088	$14,983	$1,270,259	50%
Real estate:
Commercial	302,244	449,552	18,733	770,529	30%
Construction and land development	109,126	31,554	4,093	144,773	6%
Residential	79,744	96,556	8,952	185,252	7%
Consumer and other	25,406	35,697	2,000	63,103	3%
Purchase credit impaired loans	59,268	38,965	870	99,103	4%
Total	$1,625,976	$857,412	$49,631	$2,533,019	100%

(1) Loan balances are net of unearned loan and costs.
(2) Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 47% of the loan portfolio at December 31, 2014. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”). The Bank's “prime rate” has been 4.00% since late 2008 when the Federal Reserve lowered the targeted Fed Funds rate to 0.25%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which has been 3.25% since late 2008. Most loan originations have one to three year maturities. Management monitors this mix as part of its interest rate risk management. See Interest Rate Risk section.

Of the $302.2 million of commercial real estate loans maturing in one year or less, $157 million, or 52%, represents loans secured by non-owner occupied commercial properties.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
(in thousands)	2014	2013	2012	2011	2010
Allowance at beginning of period, for portfolio loans	$27,289	$34,330	$37,989	$42,759	$42,995
Release of allowance related to loan participations sold	—	—	—	—	—
Loans charged off:
Commercial and industrial	(3,738)	(3,404)	(3,233)	(5,488)	(3,865)
Real estate:
Commercial	(700)	(4,991)	(6,054)	(2,429)	(15,482)
Construction and Land Development	(905)	(896)	(4,384)	(10,627)	(12,148)
Residential	(48)	(1,053)	(1,605)	(1,613)	(4,391)
Consumer and other	(165)	(34)	—	(5)	(274)
Total loans charged off	(5,556)	(10,378)	(15,276)	(20,162)	(36,160)
Recoveries of loans previously charged off:
Commercial and industrial	1,768	1,776	578	583	157
Real estate:
Commercial	1,101	776	134	729	1,001
Construction and Land Development	806	488	695	415	314
Residential	334	939	1,451	303	536
Consumer and other	34	—	2	62	181
Total recoveries of loans	4,043	3,979	2,860	2,092	2,189
Net loan chargeoffs	(1,513)	(6,399)	(12,416)	(18,070)	(33,971)
Provision (benefit) for loan losses	4,409	(642)	8,757	13,300	33,735
Allowance at end of period, for portfolio loans	$30,185	$27,289	$34,330	$37,989	$42,759

Allowance at beginning of period, for purchase credit impaired loans	$15,438	$11,547	$1,635	$—	$—
Loans charged off	(341)	(522)	(3,823)	(1,168)	—
Recoveries of loans	—	114	27	—	—
Other	(770)	(675)	(325)	—	—
Net loan chargeoffs	(1,111)	(1,083)	(4,121)	(1,168)	—
Provision for loan losses	1,083	4,974	14,033	2,803	—
Allowance at end of period, for purchase credit impaired loans	$15,410	$15,438	$11,547	$1,635	$—

Total Allowance at end of period	$45,595	$42,727	$45,877	$39,624	$42,759

Excludes purchase credit impaired loans
Average loans	$2,255,180	$2,097,920	$1,953,427	$1,819,536	$1,782,023
Total portfolio loans	2,433,916	2,137,313	2,106,039	1,897,074	1,766,351
Net chargeoffs to average loans	0.07%	0.31%	0.64%	0.99%	1.91%
Allowance for loan losses to loans	1.24	1.28	1.63	2.00	2.42

The following table is a summary of the allocation of the allowance for loan losses on Portfolio loans for the five years ended December 31, 2014:

	December 31,
	2014		2013		2012		2011		2010
(in thousands)	Allowance	Percent by Category to Total Portfolio Loans	Allowance	Percent by Category to Total Portfolio Loans	Allowance	Percent by Category to Total Portfolio Loans	Allowance	Percent by Category to Total Portfolio Loans	Allowance	Percent by Category to Total Portfolio Loans
Commercial and industrial	$17,004	52.2%	$12,246	48.7%	$10,064	45.7%	$11,945	40.2%	$12,727	33.6%
Real estate:
Commercial	8,223	31.7%	10,696	36.5%	14,595	38.9%	13,048	42.8%	10,689	43.9%
Construction and land development	1,720	5.9%	2,136	5.5%	5,239	7.7%	5,847	7.4%	8,407	10.8%
Residential	2,830	7.6%	2,019	7.4%	2,026	6.9%	3,931	9.0%	5,485	10.7%
Consumer and other	408	2.6%	192	1.9%	31	0.8%	14	0.6%	93	1.0%
Unallocated	—		—		2,375		3,204		5,358
Total allowance	$30,185	100.0%	$27,289	100.0%	$34,330	100.0%	$37,989	100.0%	$42,759	100.0%

The provision for loan losses on portfolio loans for the years ended December 31, 2014 was $4.4 million, compared to a $0.6 million benefit and an $8.8 million expense for the comparable 2013 and 2012 periods, respectively. The provision for loan losses for the year ended December 31, 2014 was primarily to provide for charge-offs incurred as well as loan growth in the portfolio, including slightly elevated levels of nonperforming loans during 2014. The benefit in loan provision for the year period ended December 31, 2013 was primarily due to significant improvements in credit quality during the prior year including improvement in loan risk ratings and loss migration results, as well as lower levels of classified loans.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the re-measurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the re-measurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision for loan losses on PCI loans for the year ended December 31, 2014 was $1.1 million compared to $5.0 million and $14.0 million for the comparable 2013 and 2012 periods, respectively.

The allowance for loan losses on portfolio loans was 1.24% of total loans at December 31, 2014 , compared to 1.28% and 1.63% at December 31, 2013 and December 31, 2012, respectively. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. The slight reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to continued strong credit performance, as well as continued improvement in our loss migration results.

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

The Company's nonperforming loans meet the definition of “impaired loans” in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As of December 31, 2014, 2013, and 2012, the Company had 18, 20, and 40 impaired loan relationships, respectively.

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Non-accrual loans	$20,892	$20,163	$37,287	$30,885	$38,477
Loans past due 90 days or more and still accruing interest	—	—	—	755	—
Restructured loans	1,352	677	1,440	9,982	7,880
Total nonperforming loans	22,244	20,840	38,727	41,622	46,357
Foreclosed property (1)	1,896	7,576	9,327	17,217	25,373
Other bank owned assets	—	—	—	—	850
Total nonperforming assets (1)	$24,140	$28,416	$48,054	$58,839	$72,580

Excludes assets covered under FDIC loss share (1)
Total assets	$3,277,003	$3,170,197	$3,325,786	$3,377,779	$2,800,199
Total portfolio loans	2,433,916	2,137,313	2,106,039	1,897,074	1,766,351
Total loans plus foreclosed property	2,435,812	2,144,889	2,115,366	1,914,291	1,792,574
Nonperforming loans to total loans	0.91%	0.98%	1.84%	2.19%	2.62%
Nonperforming assets to total loans plus foreclosed property	0.99	1.32	2.27	3.07	4.05
Nonperforming assets to total assets	0.74	0.90	1.44	1.74	2.59

Allowance for portfolio loans to nonperforming loans	136%	131%	89%	91%	92%

(1)	Excludes purchase credit impaired loans and assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 8, Note 7 – Purchase Credit Impaired Loans for more information on these loans.

Nonperforming loans at December 31, 2014 and 2013 based on Call Report codes were as follows:

(in thousands)	2014		2013
Construction and Land Development	$6,866	31%	$9,484	45%
Commercial Real Estate	6,298	28%	7,417	36%
Residential Real Estate	3,082	14%	559	3%
Commercial & Industrial	5,998	27%	3,380	16%
Consumer & Other	—	—%	—	—%
Total	$22,244	100%	$20,840	100%

The following table summarizes the changes in nonperforming loans for 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Nonperforming loans beginning of period	$20,840	$38,727
Additions to nonaccrual loans	24,634	22,165
Additions to restructured loans	1,522	677
Chargeoffs	(5,363)	(10,378)
Other principal reductions	(11,289)	(14,475)
Moved to Other real estate	(5,332)	(7,762)
Moved to performing	(2,768)	(8,114)
Nonperforming loans end of period	$22,244	$20,840

At December 31, 2014, the nonperforming loans were comprised of approximately 18 relationships with the largest being a $4.5 million Commercial real estate loan. Five relationships comprise 68% of the nonperforming loans. Approximately 76% were located in the St. Louis market, 24% of the nonperforming loans were located in the Kansas City market, and none were located in the Arizona market. At December 31, 2014, there were two performing restructured loans that were excluded from nonperforming loans in the amount of $2.1 million. Nonperforming loans represented 0.91% of Portfolio loans at December 31, 2014, versus 0.98% at December 31, 2013.

At December 31, 2013, the nonperforming loans were comprised of approximately 20 relationships with the largest being a $3.2 million Commercial and Industrial loan. Five relationships comprise 61% of the nonperforming loans. Approximately 50% were located in the St. Louis market, 45% of the nonperforming loans were located in the Kansas City market, and 5% were located in the Arizona market. At December 31, 2013, there was one performing restructured loan that was excluded from nonperforming loans in the amount of $0.6 million.

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

Potential problem loans
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $53.8 million, or 2.20% of total Portfolio loans outstanding at December 31, 2014, compared to $55.4 million, or 2.59% of total Portfolio loans outstanding at December 31, 2013. Potential problem loans represent those loans where payment of principal and interest is up-to-date and the loans are therefore, fully performing, but where some doubts exist as to the borrower's ability to continue to comply with present repayment terms. Potential problem loans include companies that are characterized by significant losses and sustained downward trends in financial performance have been identified.

Other real estate
Other real estate at December 31, 2014, was $7.8 million, compared to $23.3 million at December 31, 2013. Approximately 76% of total Other real estate, or $5.9 million, is covered by FDIC shared-loss agreements.

At December 31, 2014, Other real estate was comprised of 3% residential lots, 25% completed homes, and 72% commercial real estate. Of the total Other real estate, 76%, or 32 properties, are located in the Kansas City region, 18%, or 4 properties, are located in the St. Louis region and 6%, or 2 properties, are located in the Arizona region. All Arizona Other real estate properties and 30 properties, or $5.0 million, of the Kansas City Other real estate are covered under FDIC loss share. None of the St. Louis region properties are covered under FDIC loss share agreements.

The following table summarizes the changes in Other real estate for 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Other real estate beginning of period	$23,252	$26,500
Additions and expenses capitalized to prepare property for sale	9,869	22,623
Writedowns in value	(2,778)	(3,496)
Sales	(22,503)	(22,375)
Other real estate end of period	$7,840	$23,252

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the year ended December 31, 2014, the Company realized a net gain of $1.5 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Investments
At December 31, 2014, our portfolio of Securities was $446 million or 14% of total assets. This portfolio is primarily comprised of agency mortgage-backed securities and obligations of U.S. Government-sponsored enterprises. The portfolio is comprised of both available for sale and held to maturity securities.

Our Other investments, at cost, primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities and other private equity investments. At December 31, 2014, of the $9.9 million in FHLB capital stock, $4.1 million is required for FHLB membership and $5.8 million is required to support our outstanding advances. Historically, it has been the FHLB's practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares that a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2014		2013		2012
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$91,827	19.8%	$93,530	20.9%	$152,368	23.3%
Obligations of states and political subdivisions	49,457	10.7%	48,943	10.9%	53,003	8.1%
Agency mortgage-backed securities	304,847	65.9%	292,114	65.4%	434,841	66.4%
FHLB capital stock	9,924	2.1%	6,711	1.5%	8,885	1.4%
Other investments	7,113	1.5%	5,894	1.3%	5,409	0.8%
Total	$463,168	100.0%	$447,192	100.0%	$654,506	100.0%

The Company had no securities classified as trading at December 31, 2014, 2013, or 2012.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2014:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	—	—%	91,827	1.17%	—	—%	—	—%	—	—%	91,827	1.17%
Obligations of states and political subdivisions	3,875	4.14%	17,724	4.19%	21,927	3.98%	5,931	2.17%	—	—%	49,457	3.85%
Agency mortgage-backed securities	631	1.78%	157,913	2.37%	115,383	2.53%	30,920	2.37%	—	—%	304,847	2.43%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	9,924	2.24%	9,924	2.24%
Other investments	—	—%	—	—%	—	—%	—	—%	7,113	0.71%	7,113	0.71%
Total	$4,506	3.81%	$267,464	2.08%	$137,310	2.76%	$36,851	2.34%	$17,037	1.60%	$463,168	2.30%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 38.3%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

FDIC Loss Share Receivable
At December 31, 2014, the FDIC loss share receivable was $15.9 million compared to $34.3 million at December 31, 2013. Our four loss share agreements with the FDIC have provisions by which the FDIC is required to reimburse us for certain loan losses including up to 90 days of accrued but unpaid interest and direct expenses related to the resolution of assets incurring a loss. Generally, the agreements carry terms of five years from date of acquisition for non-single family or commercial assets and ten years from date of acquisition for single family assets. The loss share agreements with the FDIC for the Home National Bank and Legacy bank acquisitions contain 80% loss coverage during the term of the agreements, while the Valley Capital agreement now provides for 95% loss coverage through the remaining term of the agreement covering single family assets. The loss share agreement relative to our FNBO acquisition has three tranches of losses, each with a specified loss coverage percentage. Losses up to $112.6 million are reimbursed 80% by the FDIC. Losses from $112.6 million to $148.9 million will not be reimbursed, while losses in excess of $148.9 million revert to 80% loss share reimbursement.
Projections of future losses and the timing thereof are inherently uncertain, though we do not expect to move into the 2nd tranche of losses in the FNBO agreement in the next twelve months. The Change in FDIC loss share receivable represents the amortization and other changes necessary to adjust the value of our FDIC loss share receivable to the estimated recoveries from the FDIC subject to the contractual limitations of the loss sharing agreements.

Loss Share Expiration Summary

The following table presents a summary of the expiration dates of our loss share coverage under our FDIC agreements, along with the Covered Asset balances per bank at December 31, 2014:

(in thousands)	Expiration Date		Covered Assets
	NSF*	SF**	NSF*	SF**
Valley Capital	Expired	December 2019	$—	$413
Home National	July 2015	July 2020	31,150	4,393
Legacy	January 2016	January 2021	7,998	8,659
FNBO	August 2016	August 2021	35,288	7,406
			$74,436	$20,871

*NSF represents non-single family loans covered under FDIC loss share arrangements.
**SF represents single family loans covered under FDIC loss share arrangements.

As of December 31, 2014, $3.7 million of the Company's PCI loans acquired in its FDIC assisted acquisitions were not covered under loss share agreements.

Deposits
The following table shows the breakdown of the Company's deposits by type for the periods indicated:

	For the year ended December 31,			% Increase (decrease)
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Demand deposits	$642,930	$653,686	$686,805	(1.65)%	(4.82)%
Interest-bearing transaction accounts	508,941	219,802	272,753	131.55%	(19.41)%
Money market accounts	755,569	948,884	1,036,125	(20.37)%	(8.42)%
Savings	78,718	79,666	83,458	(1.19)%	(4.54)%
Certificates of deposit:
$100 and over	377,544	475,544	396,896	(20.61)%	19.82%
Other	127,808	157,371	$182,814	(18.79)%	(13.92)%
Total deposits	$2,491,510	$2,534,953	$2,658,851	(1.71)%	(4.66)%

Non-time deposits / total deposits	80%	75%	78%

The Bank continued to lower its cost of deposits during 2014. A decrease in deposits from 2014 to 2013 was seen in all areas except Interest-bearing transaction accounts and was due to the Company's overall initiative to lower its cost of funds. The Bank has positioned its pricing strategy to favor adjustable rate transaction accounts over longer term time deposits. The result was to lower the percentage of time deposits and better position the bank for a prolonged low rate cycle.
Brokered certificates of deposits at December 31, 2014 were $71.3 million, or 3%, of total deposits compared to $139.5 million, or 6%, at December 31, 2013. Noninterest-bearing demand deposits represented 26% of total deposits at December 31, 2014 and 2013. Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2014:

(in thousands)	Total
Three months or less	$92,295
Over three through six months	50,851
Over six through twelve months	112,480
Over twelve months	121,918
Total	$377,544

Shareholders' Equity
Shareholders' Equity totaled $316 million at December 31, 2014, an increase of $36.5 million from December 31, 2013. Significant activity during the year ended December 31, 2014:

•	Net income of $27.2 million,

•	Other comprehensive income of $6.1 million from the change in unrealized gain/loss on investment securities,

•	The conversion of $5.0 million of trust preferred securities to common stock,

•	Dividends paid on common stock of $4.2 million

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

For the year ended December 31, 2014, net cash used by investing activities was $212.8 million in 2014 versus net cash provided of $176.1 million for 2013. The significant decrease in 2014 was due to proceeds from investment sales, as well as an overall increase in loan balances in 2014. Net cash provided by financing activities was $71.5 million in 2013, versus net cash used of $111.2 million in 2013. The change in cash provided by financing activities was primarily due to increased proceeds from FHLB advances, as well as an increase in other borrowings in 2014.

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

In August 2014, the Company's shelf registration statement on Form S-3 registering up to $50.0 million of common stock, preferred stock, debt securities, and various other securities, including combinations of such securities was declared effective by the Securities and Exchange Commission. The Company's ability to offer securities pursuant to the registration statement depends on market conditions and the Company's continuing eligibility to use the Form S-3 under rules of the Securities and Exchange Commission.

On November 6, 2012, the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. The loan has a maturity date of November 6, 2015 and will be repaid in quarterly installments of $300,000, with a balloon payment at maturity. As of December 31, 2014 and 2013 the Company had $5.7 million and $10.5 million, respectively, outstanding on the Term Loan. The Term Loan pays interest based on LIBOR plus a spread determined by the Company's outstanding balance under the Term Loan. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company believes it was in compliance with all relevant covenants under the Term Loan at December 31, 2014.

Periodically, management of the Bank will provide a dividend to supplement the parent company's liquidity. This included a $10.0 million dividend in the fourth quarter of 2014 and 2013 and a $15.0 million dividend during the fourth quarter of 2012. The 2012 dividend was ultimately used to repurchase the Series A Preferred from the U.S. Treasury. Management currently believes the current level of cash at the holding company of approximately $14.5 million will be sufficient to meet all projected cash needs for at least the next year.

As of December 31, 2014, the Company had $56.8 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding. On March 14, 2014, the Company converted the remaining $5.0 million, 9% coupon, trust preferred securities from EFSC Capital Trust VIII to shares of common stock. As a result of this transaction the Company reduced its long-term debt by $5.0 million and issued 287,852 shares of common stock. On August 15, 2013, the Company converted $20.0 million, 9% coupon, of these trust preferred securities to common stock at the election of one of the holders. As a result of these transactions, the Company reduced its long-term debt by $25.0 million and issued an aggregate of 1.5 million shares of common stock. The Company issued 25,060 shares of additional common stock as inducement for the holder's election. The inducement resulted in a $0.4 million, one-time, non-cash expense recorded in Other noninterest expense during the third quarter of 2013.

Regulations recently finalized by the Federal Reserve Board to implement the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain Tier 1 capital status.

On January 9, 2013, the Company repurchased warrants issued by the U.S. Treasury as part of the Capital Purchase Program. The repurchase price was approximately $1.0 million.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2014, the Bank could borrow an additional $211.3 million from the FHLB of Des Moines under blanket loan pledges and has an additional $663.5 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million. On December 30, 2013, the Company prepaid $30.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 4.09% and a maturity of 3 years and incurred a prepayment penalty of $2.6 million. On December 23, 2014, the Company prepaid an additional $50.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 3.17%, a maturity of 3 years and incurred a prepayment penalty of $2.9 million . These transactions are expected to further reduce our cost of interest bearing liabilities in future periods and will help mitigate net interest margin compression.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $400.1 million of the securities available for sale at December 31, 2014, $315.8 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $84.3 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $997.5 million in unused commitments as of December 31, 2014. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of December 31, 2014, and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at December 31, 2014, 2013, and 2012. Refer to Item 8 - Note 16 Regulatory Matters for a summary of our risk-based capital and leverage ratios. Beginning with reporting for the first quarter of 2015, the Company will adopt the Regulatory Capital Framework (Basel III). The Company has begun to implement the necessary processes and procedures to comply with Basel III. Based on the Company's current assessment of the framework and corresponding ratios, we expect to be in compliance with the various rules and remain "well-capitalized" upon implementation.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	For the year ended December 31,
	2014	2013	2012
Tier 1 capital to risk weighted assets	12.14%	12.52%	10.88%
Total capital to risk weighted assets	13.40%	13.78%	12.30%
Tier 1 common equity to risk weighted assets	10.15%	10.08%	7.70%
Leverage ratio (Tier 1 capital to average assets)	10.48%	9.94%	8.36%
Tangible common equity to tangible assets	8.69%	7.78%	6.02%
Tier 1 capital	$335,221	$308,490	$268,870
Total risk-based capital	$369,868	$339,433	$303,951

The Company believes the tangible common equity and Tier 1 common equity ratios are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank's Asset/Liability Management Committee and approved by the Bank's Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as management feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company's exposure to immediate and sustained parallel rate movements up to 400 basis points, either upward or downward.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	+7.4%
+ 200 bp	+4.7%
+ 100 bp	+2.0%
- 100 bp	-1.1%

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2014, the Company had $23.8 million in notional amount of outstanding interest rate caps, to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 8 - Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest(1), at December 31, 2014, were as follows:

(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Operating leases	$21,719	$2,815	$5,225	$4,270	$9,409
Certificates of deposit	505,352	329,794	100,050	75,501	7
Subordinated debentures	56,807	—	—	—	56,807
Federal Home Loan Bank advances	144,000	144,000	—	—	—
Notes payable	5,700	5,700	—	—	—
Commitments to extend credit	947,424	654,716	165,493	76,955	50,260
Commitments - state tax credits	26,366	22,766	3,600	—	—
Standby letters of credit	50,108	50,108	—	—	—
Private equity funds (2)	8,343	—	8,343	—	—

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

As of December 31, 2014, we had liabilities associated with uncertain tax positions of $1.3 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

Allowance for Loan Losses
The Company maintains an allowance for loan losses (“the allowance”), which is management's estimate of probable, inherent losses in the outstanding loan portfolio. The allowance is based on management's continuous review and evaluation of the loan portfolio. The review and evaluation combines several factors including: consideration of loan loss experience; trends in past due and nonperforming loans; changes in lending policies and procedures; existing business and economic conditions; the fair value of underlying collateral; changes in the nature and volume of the Company's loan portfolio; changes in the lending department of the Company; volume and severity of past due loans; the quality of the loan review system; concentrations of credit and other qualitative and other factors which affect probable credit losses. Because current economic conditions can change and are difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

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

The second element reflects the application of our loan rating system. Loans are rated and assigned a loss allocation factor for each category that is based on a loss migration analysis using the Company's loss experience over the last 3 years. The higher the rating assigned to a loan, the greater the loss allocation percentage that is applied. This element also incorporates an estimate of the loss emergence period, which is the time between when a credit event occurs and when the charge-off of a loan occurs. The process is an estimate and is, therefore, imprecise. For example, if our estimate of the loss emergence period would have been increased/decreased by one quarter, it would have resulted in a $1.0 million increase and $1.2 million decrease, respectively, in our allowance at December 31, 2014.

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

Management believes that the allowance for loan losses is adequate at December 31, 2014.

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

Allowance for Loan Losses on Purchase Credit Impaired Acquired Loans
The Company updates its cash flow projections for purchase credit-impaired loans, including loans acquired from the FDIC, on a periodic basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current performance at the measurement date. Loss severity factors are based upon industry data and historical experience.

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

Goodwill and Other Intangible Assets
Our goodwill impairment test is completed in the fourth quarter each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill, or intangible assets, respective carrying amount. In 2014, we performed a qualitative ("Step 0") assessment to determine if our goodwill was impaired. The qualitative assessment involved the examination of changes that have occurred since our last quantitative ("Step 1") goodwill impairment test took place including macroeconomic conditions, industry and market conditions, overall financial performance, changes in management and other key personnel, changes in our reporting units, and changes in the share price of the Company's common stock. Based on the Step 0 assessment, Management believes it is probable that its goodwill is not impaired.

Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. At December 31, 2014 and 2013, the Company had $30.3 million goodwill.

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

The 2014 annual impairment evaluation of goodwill and intangible balances did not identify any impairment.

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recognized for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, we would adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that the determination is made. Likewise, we would reverse the valuation allowance when realization of the deferred tax asset is expected. At December 31, 2014, the Company did not have any valuation allowances for federal or state income taxes.

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

The Company considers its Core performance measures as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of PCI loans and related income and expenses, the impact of nonrecurring items, and the Company's operating performance on an ongoing basis. Core performance measures include contractual interest on PCI loans but exclude incremental accretion on these loans. Core performance measures also exclude the Change in FDIC receivable, Gain or loss of other real estate covered under FDIC loss share agreements and expenses directly related to the PCI loans and other assets covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis.

The Company believes that Core net interest margin is an important measure of our financial performance, even though it is a non-GAAP financial measure, because it provides supplemental information by which to evaluate the impact of excess Covered loan accretion on the Company's net interest margin and the Company's operating performance on an ongoing basis, excluding such impact.

The Company believes that the tangible common equity and the Tier 1 common equity ratios provide useful information to investors about the Company's capital strength even though they are considered to be non-GAAP financial measures and are not part of the regulatory capital requirements to which the Company is subject.

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

Core Performance Measures

	For the Years ended
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
CORE PERFORMANCE MEASURES
Net interest income	$117,368	$135,152	$142,297
Less: Incremental accretion income	18,930	35,347	39,921
Core net interest income	98,438	99,805	102,376

Total noninterest income	16,631	9,899	9,084
Less: Change in FDIC loss share receivable	(9,307)	(18,173)	(14,869)
Less: Gain on sale of other real estate covered under FDIC loss share	445	1,071	2,081
Less: Gain on sale of branches	—	1,044	—
Less: Gain on sale of investment securities	—	1,295	1,156
Less: Closing fee	945	—	—
Core noninterest income	24,548	24,662	20,716

Total core revenue	122,986	124,467	123,092

Provision (benefit) for portfolio loans	4,409	(642)	8,757

Total noninterest expense	87,463	90,639	85,761
Less: FDIC clawback	1,201	951	575
Less: Other loss share expenses	2,953	4,565	6,634
Less: FHLB prepayment penalty	2,936	2,590	—
Less: Facilities disposal charge	1,004	797	—
Core noninterest expense	79,369	81,736	78,552

Core income before income tax expense	39,208	43,373	35,783

Total income tax expense	13,871	16,976	14,534
Less: Income tax expense of PCI assets	706	2,569	2,699
Core income tax expense	13,165	14,407	11,835
Core net income	$26,043	$28,966	$23,948

Core earnings per share	$1.29	$1.47	$1.24
Core efficiency ratio	64.53%	65.67%	63.82%
Core return on average assets	0.82%	0.93%	0.74%
Core return on average common equity	8.63%	11.18%	9.49%

Net Interest Margin to Core Net Interest Margin

(In thousands)	For the Years ended December 31,
	2014	2013	2012
Net interest income (fully tax equivalent)	$119,002	$137,375	$143,795
Incremental accretion income	(18,930)	(35,347)	(39,921)
Core net interest income (fully tax equivalent)	$100,072	$102,028	$103,874

Average earning assets	$2,921,978	$2,875,765	$2,909,532
Reported net interest margin	4.07%	4.78%	4.94%
Core net interest margin	3.42%	3.55%	3.57%

Tangible common equity ratio

	For the Years ended December 31,
(In thousands)	2014	2013	2012
Total shareholders' equity	$316,241	$279,705	$235,745
Goodwill	(30,334)	(30,334)	(30,334)
Intangible assets	(4,164)	(5,418)	(7,406)
Tangible common equity	$281,743	$243,953	$198,005

Total assets	$3,277,003	$3,170,197	$3,325,786
Goodwill	(30,334)	(30,334)	(30,334)
Intangible assets	(4,164)	(5,418)	(7,406)
Tangible assets	$3,242,505	$3,134,445	$3,288,046

Tangible common equity to tangible assets	8.69%	7.78%	6.02%

Tier 1 common equity ratio

	For the Years ended December 31,
(In thousands)	2014	2013	2012
Total shareholders' equity	$316,241	$279,705	$235,745
Goodwill	(30,334)	(30,334)	(30,334)
Intangible assets	(4,164)	(5,418)	(7,406)
Unrealized (gains) losses	(1,681)	4,380	(7,790)
Qualifying trust preferred securities	55,100	60,100	78,600
Other	59	57	55
Tier 1 capital	335,221	308,490	268,870
Qualifying trust preferred securities	(55,100)	(60,100)	(78,600)
Tier 1 common equity	$280,121	$248,390	$190,270

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,760,729	2,463,605	2,471,668

Tier 1 common equity to risk weighted assets	10.15%	10.08%	7.70%

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
St. Louis, Missouri
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Enterprise Financial Services Corp
St. Louis, Missouri
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 27, 2015

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2014 and 2013

(in thousands, except share and per share data)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$42,903	$19,573
Federal funds sold	35	76
Interest-bearing deposits (including $980 and $990 pledged as collateral)	57,758	190,920
Total cash and cash equivalents	100,696	210,569
Interest-bearing deposits greater than 90 days	5,300	5,300
Securities available for sale	400,146	434,587
Securities held to maturity	45,985	—
Loans held for sale	4,033	1,834
Portfolio loans	2,433,916	2,137,313
Less: Allowance for loan losses	30,185	27,289
Portfolio loans, net	2,403,731	2,110,024
Purchase credit impaired loans, net of the allowance for loan losses ($15,410 and $15,438, respectively)	83,693	125,100
Total loans, net	2,487,424	2,235,124
Other real estate not covered under FDIC loss share	1,896	7,576
Other real estate covered under FDIC loss share	5,944	15,676
Other investments, at cost	17,037	12,605
Fixed assets, net	14,753	18,180
Accrued interest receivable	7,956	7,303
State tax credits, held for sale, including $11,689 and $16,491 carried at fair value, respectively	38,309	48,457
FDIC loss share receivable	15,866	34,319
Goodwill	30,334	30,334
Intangible assets, net	4,164	5,418
Other assets	97,160	102,915
Total assets	$3,277,003	$3,170,197

Liabilities and Shareholders' Equity
Demand deposits	$642,930	$653,686
Interest-bearing transaction accounts	508,941	219,802
Money market accounts	755,569	948,884
Savings	78,718	79,666
Certificates of deposit:
$100 and over	377,544	475,544
Other	127,808	157,371
Total deposits	2,491,510	2,534,953
Subordinated debentures	56,807	62,581
Federal Home Loan Bank advances	144,000	50,000
Other borrowings	234,183	203,831
Notes payable	5,700	10,500
Accrued interest payable	843	957
Other liabilities	27,719	27,670
Total liabilities	2,960,762	2,890,492

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,913,519 and 19,399,709 shares issued, respectively	199	194
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	207,731	200,258
Retained earnings	108,373	85,376
Accumulated other comprehensive (loss) income	1,681	(4,380)
Total shareholders' equity	316,241	279,705
Total liabilities and shareholders' equity	$3,277,003	$3,170,197
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2014, 2013, and 2012

	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012
Interest income:
Interest and fees on loans	$121,395	$143,181	$154,006
Interest on debt securities:
Taxable	8,711	8,325	9,877
Nontaxable	1,188	1,209	1,009
Interest on interest-bearing deposits	187	210	257
Dividends on equity securities	273	364	315
Total interest income	131,754	153,289	165,464
Interest expense:
Interest-bearing transaction accounts	653	461	721
Money market accounts	2,716	3,080	4,679
Savings accounts	201	225	275
Certificates of deposit:
$100 and over	5,281	5,554	7,077
Other	1,636	1,822	2,654
Subordinated debentures	1,322	3,019	4,082
Federal Home Loan Bank advances	1,799	2,938	3,054
Notes payable and other borrowings	778	1,038	625
Total interest expense	14,386	18,137	23,167
Net interest income	117,368	135,152	142,297
Provision for portfolio loan losses	4,409	(642)	8,757
Provision for purchase credit impaired loan losses	1,083	4,974	14,033
Net interest income after provision for loan losses	111,876	130,820	119,507
Noninterest income:
Wealth management revenue	6,942	7,118	7,300
Service charges on deposit accounts	7,181	6,825	5,664
Other service charges and fee income	2,953	2,717	2,504
Gain on sale of branches	—	1,044	—
Gain on sale of other real estate	1,531	3,363	2,225
Gain on state tax credits, net	2,252	2,503	2,207
Gain on sale of investment securities	—	1,295	1,156
Change in FDIC loss share receivable	(9,307)	(18,173)	(14,869)
Miscellaneous income	5,079	3,207	2,897
Total noninterest income	16,631	9,899	9,084
Noninterest expense:
Employee compensation and benefits	47,232	47,278	43,497
Occupancy	5,057	5,661	5,393
Furniture and equipment	1,470	1,616	1,636
Data processing	4,481	4,137	3,454
FDIC and other insurance	2,884	3,244	3,491
Loan legal and other real estate expense	3,936	4,496	6,732
Professional fees	3,825	4,876	5,120
FHLB prepayment penalty	2,936	2,590	—
Other	15,642	16,741	16,438
Total noninterest expense	87,463	90,639	85,761

Income before income tax expense	41,044	50,080	42,830
Income tax expense	13,871	16,976	14,534
Net income	$27,173	$33,104	$28,296

Net income available to common shareholders	$27,173	$33,104	$25,101

Earnings per common share
Basic	$1.38	$1.78	$1.41
Diluted	1.35	1.73	1.37
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013, and 2012

	Years ended December 31,
(in thousands)	2014	2013	2012
Net income	$27,173	$33,104	$28,296
Other comprehensive income, net of tax:
Unrealized gain/(loss) on investment securities arising during the period, net of income tax expense/(benefit) of $3,762, $(7,059), and $3,384, respectively	6,061	(11,371)	4,894
Less: reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense of $0, $496, and $450, respectively	—	(799)	(706)
Total other comprehensive income (loss)	6,061	(12,170)	4,188
Total comprehensive income	$33,234	$20,934	$32,484

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2014, 2013, and 2012

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2012	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	28,296	—	28,296
Other comprehensive income	—	—	—	—	—	4,188	4,188
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,757)	—	(3,757)
Cash dividends paid on preferred stock	—	—	—	—	(1,711)	—	(1,711)
Preferred stock accretion of discount	1,707	—	—	—	(1,707)	—	—
Repurchase of preferred stock	(35,000)	—	—	—	—	—	(35,000)
Issuance under equity compensation plans, 238,290 shares, net	—	3	—	1,558	—	—	1,561
Share-based compensation	—	—	—	2,537	—	—	2,537
Excess tax benefit related to equity compensation plans	—	—	—	66	—	—	66
Balance December 31, 2012	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	33,104	—	33,104
Other comprehensive income	—	—	—	—	—	(12,170)	(12,170)
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,946)	—	(3,946)
Repurchase of preferred stock	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 135,087 shares, net	—	1	—	2,264	—	—	2,265
Trust preferred securities conversion 1,176,470 shares	—	12	—	20,431	—	—	20,443
Share-based compensation	—	—	—	5,048	—	—	5,048
Excess tax benefit related to equity compensation plans	—	—	—	222	—	—	222
Balance December 31, 2013	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	27,173	—	27,173
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	6,061	6,061
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(4,176)	—	(4,176)
Issuance under equity compensation plans, 225,958 shares, net	—	2	—	(681)	—	—	(679)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	2,950	—	—	2,950
Excess tax benefit related to equity compensation plans	—	—	—	205	—	—	205
Balance December 31, 2014	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013, and 2012

	Years ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$27,173	$33,104	$28,296
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,238	2,783	2,529
Provision for loan losses	5,492	4,332	22,790
Deferred income taxes	4,277	(9,943)	(8,535)
Net amortization of debt securities	3,810	5,593	7,923
Amortization of intangible assets	1,254	1,905	1,879
Gain on sale of investment securities	—	(1,295)	(1,156)
Mortgage loans originated for sale	(74,135)	(78,335)	(99,499)
Proceeds from mortgage loans sold	72,529	88,845	93,737
Gain on sale of other real estate	(1,531)	(3,363)	(2,225)
Gain on state tax credits, net	(2,252)	(2,503)	(2,207)
Excess tax benefit of share-based compensation	(205)	(222)	(66)
Share-based compensation	2,950	5,048	2,537
Valuation adjustment on other real estate	696	1,443	2,398
Net accretion of loan discount and indemnification asset	(9,879)	(16,435)	(24,398)
Gain on sale of branches	—	(1,044)	—
Changes in:
Accrued interest receivable	(653)	1,179	695
Accrued interest payable	(114)	(303)	(480)
Prepaid FDIC insurance	—	2,607	2,933
Other assets	(205)	(12,002)	(6,063)
Other liabilities	49	7,914	16,285
Net cash provided (used) by operating activities	31,494	29,308	37,373
Cash flows from investing activities:
Net cash received (paid) from acquisitions and dispositions	—	(67,564)	12,544
Net decrease (increase) in loans	(240,640)	36,169	(107,283)
Net cash proceeds received from FDIC loss share receivable	9,605	10,981	91,641
Proceeds from the sale of debt securities, available for sale	—	159,604	110,876
Proceeds from the paydown or maturity of debt, available for sale	47,678	82,641	122,955
Proceeds from the paydown or maturity of debt, held to maturity	455	—	—
Proceeds from the redemption of other investments	29,045	30,632	9,238
Proceeds from the sale of state tax credits held for sale	12,814	16,723	10,606
Proceeds from the sale of other real estate	17,259	19,558	53,850
Payments for the purchase/origination of:
Available for sale debt and equity securities	(53,664)	(60,732)	(278,163)
Other investments	(33,477)	(29,225)	(8,714)
Bank owned life insurance	—	(20,000)	—
State tax credits held for sale	—	(1,365)	(19,157)
Fixed assets	(1,901)	(1,338)	(4,675)
Net cash provided (used) by investing activities	(212,826)	176,084	(6,282)

	Years ended December 31,
(in thousands)	2014	2013	2012
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(10,756)	(19,719)	101,325
Net decrease in interest-bearing deposit accounts	(32,686)	(32,876)	(233,828)
Proceeds from Federal Home Loan Bank advances	1,227,500	765,000	173,500
Repayments of Federal Home Loan Bank advances	(1,133,500)	(795,000)	(195,500)
Proceeds from notes payable	—	—	12,000
Repayments of notes payable	(4,800)	(1,200)	(300)
Repayments of subordinated debentures	—	(2,500)	—
Debt issuance costs	—	—	(45)
Net (decrease) increase in other borrowings	30,352	(22,433)	78,825
Cash dividends paid on common stock	(4,177)	(3,946)	(3,757)
Excess tax benefit of share-based compensation	205	222	66
Payments for the repurchase of preferred stock	—	—	(35,000)
Payments for the repurchase of common stock warrants	—	(1,006)	—
Cash dividends paid on preferred stock	—	—	(1,711)
Issuance of common stock	2	1	3
Proceeds from the issuance of equity instruments, net	(681)	2,264	1,558
Net cash provided (used) by financing activities	71,459	(111,193)	(102,864)
Net increase (decrease) in cash and cash equivalents	(109,873)	94,199	(71,773)
Cash and cash equivalents, beginning of period	210,569	116,370	188,143
Cash and cash equivalents, end of period	$100,696	$210,569	$116,370
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,500	$18,462	$22,687
Income taxes	8,993	27,133	11,333
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$9,869	$22,623	$26,484
Sales of other real estate financed	8,083	9,244	5,619
Issuance of common stock from Trust Preferred Securities conversion	5,002	20,443	—
Transfer of securities from available for sale to held to maturity	46,574	—	—

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business and Consolidation
Enterprise Financial Services Corp and subsidiaries (the “Company” or “Enterprise”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (the “Bank”). The consolidated financial statements include the accounts of the Company, and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiary. Additionally, the Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. The Company has one reportable segment.

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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days to be cash and cash equivalents. At December 31, 2014 and 2013, approximately $16.1 million and $16.8 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

Investments
The Company has classified all investments in debt securities as available for sale or held to maturity.

Securities classified as available for sale are carried at fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. All previous fair value adjustments included in the separate component of shareholders' equity are reversed upon sale.

Securities classified as held to maturity are carried at historical cost and adjusted for amortization of premiums and accretion of discounts.

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

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2014 or 2013. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company's consolidated statements of operations.

Portfolio Loans
Loans are reported at the principal balance outstanding net of unearned fees and costs. Loan origination fees and direct origination costs are deferred and recognized over the lives of the related loans as a yield adjustment using the interest method.

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower's credit has occurred which, in management's judgment, negatively impacts the collectibility of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectible and subsequent interest payments received are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans that have not been restructured are returned to accrual status when management believes full collectability of principal and interest is expected. Non-accrual loans that have been restructured will remain in a non-accrual status until the borrower has made at least six months of consecutive contractual payments.

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

Impaired loans exclude credit-impaired loans that were acquired in the FDIC-assisted transactions. These purchased credit-impaired loans are accounted for on a pool basis and are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired credit impaired loans that are contractually past due may still be considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated. See Acquisitions and Divestitures later in this Note and Note 7 - Purchase Credit Impaired Loans for more information on these loans.

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

Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2014, we did not have any loans past due greater than 90 days and not included in nonperforming loans.

Loan Charge-Offs
Loans are charged-off when the primary and secondary sources of repayment (cash flow, collateral, guarantors, etc.) are less than their carrying value.

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

Allowance for Loan Losses on Purchase Credit Impaired Loans
The Company updates its cash flow projections for purchase credit impaired loans, including loans acquired with FDIC loss share coverage, on a periodic basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current state at the re-measurement date. Loss severity factors are based upon industry data and experience.

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

FDIC Loss Share Receivable and Clawback Liability
As part of the FDIC-assisted transactions, the Bank entered into loss sharing agreements with the FDIC. The FDIC will reimburse the Bank for a percentage of realized losses on loans and foreclosed real estate covered under the agreement (“Covered Assets”). In addition, the Bank will be reimbursed for certain expenses related to the Covered Assets. At the acquisition date, the fair value of the amount due from the FDIC (“FDIC Loss Share Receivable") was estimated based on expected losses and cash flows on the Covered Assets. The FDIC Loss Share Receivable is measured separately from the related Covered Assets and recorded separately on the balance sheet because it is not contractually embedded in the Covered Assets and is not transferable.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

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

Fixed Assets
Buildings, leasehold improvements, furniture, fixtures, equipment, and capitalized software are stated at cost less accumulated depreciation. All categories are computed using the straight-line method over their respective estimated useful lives. Furniture, fixtures and equipment is depreciated over three to ten years, buildings and leasehold improvements over ten to forty years, and capitalized software over three years based upon estimated lives or lease obligation periods.

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

Federal Home Loan Bank Stock
The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB, and is, therefore, carried at cost and periodically evaluated for impairment.  The Company records FHLB dividends in interest income on the ex-dividend date.

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset's carrying amount. The Company's annual test for impairment was performed in the fourth quarter of 2014. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

The Company has acquired a portfolio of PCI assets through FDIC assisted transactions. The PCI loans acquired were recorded at estimated fair value. As such, there was no allowance for credit losses established related to the acquired loans at the various acquisition dates and no carryover of the related allowance from the failed banks. The loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income, prospectively.

In connection with each acquisition, the Bank also entered into a shared-loss agreement whereby the FDIC will reimburse the Bank for a percentage of all losses incurred on certain loans and other real estate covered under the agreement. The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The shared-loss agreements applicable to single-family residential mortgage loans have terms of ten years, while the shared-loss agreements applicable to all other Covered Assets have terms of five years, while requiring the Bank to reimburse the FDIC for any recoveries of such shared losses for a period of eight years.

The reimbursable losses from the FDIC were recorded at fair value as of the date of acquisition based on the present value of expected cash flows from the reimbursement of credit losses on the Covered Assets. These reimbursable losses, which are recorded as FDIC loss share receivable on the Consolidated Balance Sheets, are measured separately from the Covered Assets as the shared-loss agreement with the FDIC is not contractually embedded in or transferable with the Covered Assets. Reimbursements received from the FDIC for actual incurred losses will reduce the FDIC loss share receivable. Subsequent measurements of the remaining loss reimbursements under the shared-loss agreement are determined on the same basis as the Covered Assets. In certain circumstances, reductions to the expected losses on the Covered Assets will result in the amortization of the FDIC loss share receivable. Any amortization of the FDIC loss share receivable shall be limited to the lesser of the contractual terms of the shared-loss agreement and the remaining life of the Covered Assets. Additional expected losses, to the extent such expected losses result in a provision for loan losses, will increase the FDIC loss share receivable, subject to the remaining term of the shared-loss agreement.

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

NOTE 2 - ACQUISITIONS & DIVESTITURES

Branch Sale
On December 6, 2013 the Company sold two of its Kansas City branches to another financial institution. The agreement calls for the sale of substantially all of the deposits at these branches, as well as specified loans and other assets. The Company recorded a pre-tax gain of $1.0 million upon completion of the transaction primarily attributed to a premium on the deposits that were sold.

The following table summarizes the primary balance sheet amounts relative to the branches sold:

(in thousands)
Assets
Cash and cash equivalents	$434
Loans	7,574
Other assets	1,040

Liabilities
Deposits	$78,431

In addition to the branch sale discussed above, the Company closed two branches in the Kansas City region. In conjunction with the closure, the Company recorded a liability and corresponding expense for the difference between the net present value of future lease payments and its estimated sublease income at one of the closed branches. As of December 31, 2014, this liability was $0.7 million. The Company recorded expense for the estimated net lease liability of $0.4 million and $0.5 million in 2014 and 2013, respectively. The expense is recorded within other noninterest expense for 2014 and 2013.

NOTE 3 - EARNINGS PER SHARE
The following table presents a summary of per common share data and amounts for the periods indicated.

	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net income as reported	$27,173	$33,104	$28,296
Preferred stock dividend	—	—	(1,488)
Accretion of preferred stock discount	—	—	(1,707)
Net income available to common shareholders	$27,173	$33,104	$25,101

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	66	1,015	1,485
Net income available to common shareholders and assumed conversions	$27,239	$34,119	$26,586

Weighted average common shares outstanding	19,761	18,582	17,859
Incremental shares from assumed conversions of convertible trust preferred securities	57	1,001	1,439
Additional dilutive common stock equivalents	292	168	40
Weighted average diluted common shares outstanding	$20,110	$19,751	$19,338

Basic earnings per common share:	$1.38	$1.78	$1.41
Diluted earnings per common share:	$1.35	$1.73	$1.37

There were 0.3 million common stock equivalents for fiscal year 2014; 0.5 million common stock equivalents for fiscal year 2013; and 1.0 million common stock equivalents (including 324,074 common stock warrants) for fiscal year 2012, which were excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 4 - PREFERRED STOCK AND COMMON STOCK WARRANTS

On December 19, 2008, the Company entered into an agreement with the United States Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program, pursuant to which the Company sold (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Senior Preferred Stock”) and (ii) a warrant to purchase 324,074 shares of EFSC common stock (“common stock warrants”), par value $0.01 per share, for an aggregate investment by the U.S. Treasury of $35.0 million. On November 7, 2012, the Company repurchased all of the Senior Preferred Stock from the U.S. Treasury for an aggregate purchase price of $35.4 million, which included $0.4 million for accrued and unpaid dividends. On January 9, 2013, the Company repurchased the warrants issued to the U.S. Treasury as part of the Capital Purchase Program for approximately $1.0 million. After completing the warrant repurchase the Company ended its participation in the U.S. Treasury Capital Purchase Program.

NOTE 5 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$91,355	$624	$(153)	$91,826
Obligations of states and political subdivisions	33,997	1,300	(416)	34,881
Agency mortgage-backed securities	271,430	3,577	(1,568)	273,439
Total securities available for sale	$396,782	$5,501	$(2,137)	$400,146

Held to maturity securities:
Obligations of states and political subdivisions	$14,900	—	(325)	$14,575
Agency mortgage-backed securities	31,085	150	(15)	31,220
Total securities held to maturity	$45,985	$150	$(340)	$45,795

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$93,218	$700	$(388)	$93,530
Obligations of states and political subdivisions	49,721	983	(1,761)	48,943
Agency mortgage-backed securities	298,623	2,675	(9,184)	292,114
	$441,562	$4,358	$(11,333)	$434,587

At December 31, 2014, and December 31, 2013, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $315.8 million and $270.1 million at December 31, 2014, and December 31, 2013, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

During the fourth quarter of 2014, $46.6 million of available for sale securities were transferred to a held to maturity portfolio. The transfers of debt securities into the held to maturity category from the available for sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in other comprehensive income and in the carrying value of the held to maturity securities. This amount will be amortized over the remaining life of the securities.

The amortized cost and estimated fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,824	$3,876	$—	$—
Due after one year through five years	107,834	108,889	663	661
Due after five years through ten years	10,794	11,323	10,830	10,604
Due after ten years	2,900	2,620	3,407	3,311
Mortgage-backed securities	271,430	273,438	31,085	31,219
	$396,782	$400,146	$45,985	$45,795

The following table represents a summary of investment securities that had an unrealized loss:

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$5,399	$(10)	$24,852	$(143)	$30,251	$(153)
Obligations of states and political subdivisions	16,827	(343)	5,349	(398)	22,176	(741)
Agency mortgage-backed securities	26,367	(56)	97,054	(1,527)	123,421	(1,583)
	$48,593	$(409)	$127,255	$(2,068)	$175,848	$(2,477)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$30,221	$(388)	$—	$—	$30,221	$(388)
Obligations of states and political subdivisions	17,141	(952)	7,168	(809)	24,309	(1,761)
Agency mortgage-backed securities	159,999	(7,338)	21,437	(1,846)	181,436	(9,184)
	$207,361	$(8,678)	$28,605	$(2,655)	$235,966	$(11,333)

The unrealized losses at both December 31, 2014, and 2013, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2014 and 2013, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	December 31,
(in thousands)	2014	2013	2012
Gross gains realized	$—	$1,477	$1,399
Gross losses realized	—	(182)	(243)
Proceeds from sales	—	159,604	110,876

Other Investments, At Cost
As a member of the FHLB system administered by the Federal Housing Finance Board, the Bank is required to maintain a minimum investment in capital stock with the FHLB Des Moines consisting of membership stock and activity-based stock. The FHLB capital stock of $9.6 million is recorded at cost, which represents redemption value, and is included in Other investments in the consolidated balance sheets. The Bank also has a $0.3 million investment in the FHLB of San Francisco. The remaining amounts in Other investments include the Company's investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 12 - Subordinated Debentures) and various private equity investments.

NOTE 6 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Real estate loans:
Construction and land development	$144,773	$117,032
Commercial - Investor Owned	413,026	437,688
Commercial - Owner Occupied	357,503	341,631
Residential real estate	185,252	158,527
Total real estate loans	1,100,554	1,054,878
Commercial and industrial	1,270,259	1,041,576
Consumer and other	62,208	39,838
Portfolio loans	2,433,021	2,136,292
Unearned loan costs, net	895	1,021
Portfolio loans, including unearned loan costs	$2,433,916	$2,137,313

Following is a summary of activity for the years ended December 31, 2014, 2013, and 2012 of loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability.

(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of year	$11,752	$16,875	$13,413
New loans and advances	11,796	6,519	8,162
Payments and other reductions	(10,035)	(11,642)	(4,700)
Balance at end of year	$13,513	$11,752	$16,875

A summary of activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method for the years ended indicated below is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Unallocated	Total
Balance at December 31, 2014
Allowance for Loan Losses:
Balance, beginning of year	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$—	$27,289
Provision charged to expense	6,728	(1,027)	(1,847)	(317)	525	347	—	4,409
Losses charged off	(3,738)	(450)	(250)	(905)	(48)	(165)	—	(5,556)
Recoveries	1,768	1,006	95	806	334	34	—	4,043
Balance, end of year	$17,004	$3,625	$4,598	$1,720	$2,830	$408	$—	$30,185

Balance at December 31, 2013
Allowance for Loan Losses:
Balance, beginning of year	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Provision charged to expense	3,810	410	(94)	(2,695)	107	195	(2,375)	(642)
Losses charged off	(3,404)	(550)	(4,441)	(896)	(1,053)	(34)	—	(10,378)
Recoveries	1,776	44	732	488	939	—	—	3,979
Balance, end of year	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$—	$27,289

Balance at December 31, 2012
Allowance for Loan Losses:
Balance, beginning of year	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Provision charged to expense	774	1,173	6,294	3,081	(1,751)	15	(829)	8,757
Losses charged off	(3,233)	(3,326)	(2,728)	(4,384)	(1,605)	—	—	(15,276)
Recoveries	578	48	86	695	1,451	2	—	2,860
Balance, end of year	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Balance at December 31, 2014
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$704	$286	$—	$352	$1,052	$—	$2,394
Collectively evaluated for impairment	16,300	3,339	4,598	1,368	1,778	408	27,791
Total	$17,004	$3,625	$4,598	$1,720	$2,830	$408	$30,185
Loans - Ending Balance:
Individually evaluated for impairment	$5,998	$3,384	$5,036	$6,866	$3,082	$—	$24,366
Collectively evaluated for impairment	1,264,261	354,119	407,990	137,907	182,170	63,103	2,409,550
Total	$1,270,259	$357,503	$413,026	$144,773	$185,252	$63,103	$2,433,916

Balance December 31, 2013
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$736	$107	$—	$703	$4	$—	$1,550
Collectively evaluated for impairment	11,510	3,989	6,600	1,433	2,015	192	25,739
Total	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$27,289
Loans - Ending Balance:
Individually evaluated for impairment	$3,380	$606	$6,811	$9,484	$559	$—	$20,840
Collectively evaluated for impairment	1,038,196	341,025	430,877	107,548	157,968	40,859	2,116,473
Total	$1,041,576	$341,631	$437,688	$117,032	$158,527	$40,859	$2,137,313

A summary of Portfolio loans individually evaluated for impairment by category at December 31, 2014 and 2013, is as follows:

	December 31, 2014
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$8,042	$2,609	$3,464	$6,073	$704	$4,136
Real Estate:
Commercial - Owner Occupied	1,376	770	519	1,289	286	1,281
Commercial - Investor Owned	5,036	—	5,187	5,187	—	4,375
Construction and Land Development	7,961	419	6,929	7,348	352	7,280
Residential	3,082	2,943	150	3,093	1,052	954
Consumer & Other	—	—	—	—	—	581
Total	$25,497	$6,741	$16,249	$22,990	$2,394	$18,607

	December 31, 2013
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$4,377	$—	$3,384	$3,384	$736	$6,574
Real Estate:
Commercial - Owner Occupied	606	201	421	622	107	1,868
Commercial - Investor Owned	8,033	7,190	—	7,190	—	11,348
Construction and Land Development	10,668	7,383	2,419	9,802	703	5,770
Residential	559	348	221	569	4	1,930
Consumer & Other	—	—	—	—	—	—
Total	$24,243	$15,122	$6,445	$21,567	$1,550	$27,490

The following table presents details for past due and impaired loans:

	December 31,
(in thousands)	2014	2013	2012
Total interest income that would have been recognized under original terms	$1,013	$1,538	$2,736
Total cash received and recognized as interest income on non-accrual loans	118	257	402
Total interest income recognized on impaired loans	39	16	461

There were no loans over 90 days past due and still accruing interest at December 31, 2014 and no loans over 90 days and still accruing interest at December 31, 2013. At December 31, 2014, there were $0.2 million of unadvanced commitments on impaired loans. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments.

The recorded investment in impaired Portfolio loans by category at December 31, 2014 and 2013, is as follows:

	December 31, 2014
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$6,073	$—	$—	$6,073
Real Estate:
Commercial - Investor Owned	4,597	590	—	5,187
Commercial - Owner Occupied	519	770	—	1,289
Construction and Land Development	7,348	—	—	7,348
Residential	3,093	—	—	3,093
Consumer & Other	—	—	—	—
Total	$21,630	$1,360	$—	$22,990

	December 31, 2013
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$3,384	$—	$—	$3,384
Real Estate:
Commercial - Investor Owned	6,511	678	—	7,189
Commercial - Owner Occupied	622	—	—	622
Construction and Land Development	9,802	—	—	9,802
Residential	569	—	—	569
Consumer & Other	—	—	—	—
Total	$20,888	$678	$—	$21,566

The recorded investment by category for the Portfolio loans that have been restructured during the years ended December 31, 2014 and 2013, is as follows:

	Year ended December 31, 2014			Year ended December 31, 2013
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	2	$658	$658	—	$—	$—
Real Estate:
Commercial - Owner Occupied	3	1,649	1,399	1	207	207
Commercial - Investor Owned	1	603	603	1	678	678
Construction and Land Development	1	2,827	2,827	—	—	—
Residential	1	125	125	2	2,308	2,308
Consumer & Other	—	—	—	—	—	—
Total	8	$5,862	$5,612	4	$3,193	$3,193

The restructured Portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of December 31, 2014, the Company allocated $0.3 million of specific reserves to the loans that have been restructured.

The recorded investment by category for Portfolio loans that have been restructured and subsequently defaulted during 2014 and 2013 is as follows:

	Year ended December 31, 2014		Year ended December 31, 2013
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial & Industrial	—	$—	—	$—
Real Estate:
Commercial - Owner Occupied	—	—	1	192
Commercial - Investor Owned	—	—	—	—
Construction and Land Development	1	241	—	—
Residential	—	—	2	1,579
Consumer & Other	—	—	—	—
Total	1	$241	3	$1,771

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at December 31, 2014 and 2013 is shown below.

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$3,059	$232	$3,291	$1,266,968	$1,270,259
Real Estate:
Commercial - Owner Occupied	766	496	1,262	356,241	357,503
Commercial - Investor Owned	261	4,450	4,711	408,315	413,026
Construction and Land Development	702	2,524	3,226	141,547	144,773
Residential	168	—	168	185,084	185,252
Consumer & Other	8	—	8	63,095	63,103
Total	$4,964	$7,702	$12,666	$2,421,250	$2,433,916

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$229	$—	$229	$1,041,347	$1,041,576
Real Estate:
Commercial - Owner Occupied	—	428	428	341,203	341,631
Commercial - Investor Owned	—	6,132	6,132	431,556	437,688
Construction and Land Development	464	7,344	7,808	109,224	117,032
Residential	237	213	450	158,077	158,527
Consumer & Other	—	—	—	40,859	40,859
Total	$930	$14,117	$15,047	$2,122,266	$2,137,313

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, and current economic factors among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

•
Grades 1, 2, and 3 – Includes loans to borrowers with a continuous record of strong earnings, sound balance sheet condition and capitalization, ample liquidity with solid cash flow, and whose management team has experience and depth within their industry.

•	Grade 4 – Includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.

•	Grade 5 – Includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity, and cash flow.

•
Grade 6 – Includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the borrower is starting to reverse a negative trend or condition, or has recently been upgraded from a 7, 8, or 9 rating.

•
Grade 7 – Watch credits are borrowers that have experienced financial setback of a nature that is not determined to be severe or influence ‘ongoing concern’ expectations. Although possible, no loss is anticipated, due to strong collateral and/or guarantor support.

•
Grade 8 – Substandard credits will include those borrowers characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.

•
Grade 9 – Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. The borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on non-accrual.

The recorded investment by risk category of the Portfolio loans by portfolio class and category at December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$1,167,751	$62,315	$40,193	$—	$1,270,259
Real Estate:
Commercial - Owner Occupied	334,347	18,025	5,131	—	357,503
Commercial - Investor Owned	372,818	24,088	16,120	—	413,026
Construction and Land Development	123,260	12,993	8,520	—	144,773
Residential	168,543	11,012	5,697	—	185,252
Consumer & Other	62,711	51	341	—	63,103
Total	$2,229,430	$128,484	$76,002	$—	$2,433,916

	December 31, 2013
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$977,199	$40,265	$23,934	$178	$1,041,576
Real Estate:
Commercial - Owner Occupied	306,321	26,500	8,810	—	341,631
Commercial - Investor Owned	368,433	42,227	27,028	—	437,688
Construction and Land Development	87,812	17,175	11,582	463	117,032
Residential	143,613	8,240	6,674	—	158,527
Consumer & Other	40,852	3	4	—	40,859
Total	$1,924,230	$134,410	$78,032	$641	$2,137,313

NOTE 7 - PURCHASE CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(in thousands)	Weighted- Average Risk Rating	Recorded Investment PCI Loans	Weighted- Average Risk Rating	Recorded Investment PCI Loans
Real estate loans:
Construction and land development	6.16	$7,740	6.84	$14,325
Commercial - Investor Owned	7.07	39,066	6.81	48,146
Commercial - Owner Occupied	6.35	22,695	6.75	32,525
Residential real estate	5.54	25,121	5.92	34,498
Total real estate loans		94,622		129,494
Commercial and industrial	6.57	4,012	6.87	9,271
Consumer and other	5.39	469	6.47	1,773
Purchase credit impaired loans		$99,103		$140,538

The aging of the recorded investment in past due PCI loans by portfolio class and category at December 31, 2014 and 2013 is shown below:

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$—	$16	$16	$3,996	$4,012
Real estate:
Commercial - Owner Occupied	—	2,759	2,759	19,936	22,695
Commercial - Investor Owned	878	6,484	7,362	31,704	39,066
Construction and Land Development	774	—	774	6,966	7,740
Residential	2,020	1,451	3,471	21,650	25,121
Consumer & Other	—	12	12	457	469
Total	$3,672	$10,722	$14,394	$84,709	$99,103

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$397	$573	$970	$8,301	$9,271
Real Estate:
Commercial - Owner Occupied	255	6,595	6,850	25,675	32,525
Commercial - Investor Owned	5,143	3,167	8,310	39,836	48,146
Construction and Land Development	32	4,198	4,230	10,095	14,325
Residential	639	5,276	5,915	28,583	34,498
Consumer & Other	—	—	—	1,773	1,773
Total	$6,466	$19,809	$26,275	$114,263	$140,538

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the twelve months ended December 31, 2014 and 2013.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2014	$266,068	$87,438	$53,530	$125,100
Principal reductions and interest payments	(35,718)	—	—	(35,718)
Accretion of loan discount	—	—	(15,747)	15,747
Changes in contractual and expected cash flows due to remeasurement	(2,170)	(7,403)	(3,234)	8,467
Reductions due to disposals	(50,035)	(14,316)	(5,816)	(29,903)
Balance December 31, 2014	$178,145	$65,719	$28,733	$83,693

Balance January 1, 2013	$386,966	$118,627	$78,768	$189,571
Principal reductions and interest payments	(55,736)	—	—	(55,736)
Accretion of loan discount	—	—	(25,320)	25,320
Changes in contractual and expected cash flows due to remeasurement	20,358	(2,667)	15,538	7,487
Reductions due to disposals	(85,520)	(28,522)	(15,456)	(41,542)
Balance December 31, 2013	$266,068	$87,438	$53,530	$125,100

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the twelve months ended December 31, 2014 and 2013 is as follows:

(in thousands)	December 31, 2014	December 31, 2013
Balance at beginning of period	$34,319	$61,475
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(9,605)	(10,981)
FDIC reimbursable losses, net	459	1,998
Adjustments reflected in income:
Amortization, net	(6,342)	(13,931)
Loan impairment	841	3,977
Reductions for payments on covered assets in excess of expected cash flows	(3,806)	(8,219)
Balance at end of period	$15,866	$34,319

Outstanding customer balances on PCI loans were $135.3 million and $201.7 million as of December 31, 2014, and December 31, 2013, respectively.

Due to continued favorable projections in expected cash flows, the Company now anticipates it will be required to pay the FDIC at the end of two of its loss share agreements. Accordingly, a contingent liability of $2.7 million has been recorded as of December 31, 2014 with $1.2 million of expense recorded through Other noninterest expense for the year ended December 31, 2014. See FDIC Loss Share Receivable and Clawback Liability in Note 1 - Summary of Significant Accounting Policies for additional information.

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

Using derivative instruments can involve assuming counterparty credit risk to varying degrees. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains in excess of collateral pledged, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At December 31, 2014, the Company had $0.9 million of counterparty credit exposure on derivatives. This counterparty risk is considered as part of underwriting and on-going monitoring policies. At December 31, 2014 and 2013, the Company had pledged cash of $1.0 million and $1.0 million, respectively, as collateral in connection with interest rate swap agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans.

•
Economic hedge of state tax credits. The Company enters into interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. See Note 20 - Fair Value Measurements for further discussion of the fair value of the state tax credits.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Non-designated hedging instruments
Interest rate cap contracts	$23,800	$23,800	$2	$10	$—	$—
The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for 2014, 2013 and 2012.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2014	2013	2012
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(8)	$(3)	$(80)
Interest rate swap contracts	Miscellaneous income	—	—	—

Client-Related Derivative Instruments. The Company enters into interest rate swaps to allow customers to hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Non-designated hedging instruments
Interest rate swap contracts	$141,263	$185,213	$907	$990	$907	$990

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for 2014, 2013 and 2012.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2014	2013	2012
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$—	$(205)	$(447)

NOTE 9 - FIXED ASSETS

A summary of fixed assets at December 31, 2014 and 2013, is as follows:

	December 31,
(in thousands)	2014	2013
Land	$3,103	$3,103
Buildings and leasehold improvements	17,170	22,529
Furniture, fixtures and equipment	3,750	11,950
Capitalized software	735	1,375
	24,758	38,957
Less accumulated depreciation and amortization	10,005	20,777
Total fixed assets	$14,753	$18,180

Depreciation and amortization of fixed assets included in noninterest expense amounted to $2.2 million, $2.8 million, and $2.5 million in 2014, 2013, and 2012, respectively.

The Company has facilities leased under agreements that expire in various years through 2028. The Company's rent expense totaled $2.9 million, $3.0 million, and $3.1 million in 2014, 2013, and 2012, respectively. Sublease rental income was $0.2 million, $0.2 million, and $0.2 million for 2014, 2013, and 2012, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on current market conditions and rates of inflation.

The future aggregate minimum rental commitments (in thousands) required under the leases are shown below:

Year	Amount
2015	$2,815
2016	2,812
2017	2,413
2018	2,140
2019	2,130
Thereafter	9,409
Total	$21,719

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill has remained at $30.3 million as of December 31, 2014, 2013, and 2012.  The annual goodwill impairment evaluations in 2014, 2013 and 2012 did not identify any impairment.

The table below presents a summary of the intangible assets for the years ended December 31, 2014 and 2013.

(in thousands)	Years ended December 31,
	2014	2013
Gross core deposit intangible balance, beginning of year	$9,060	$12,693
Accumulated amortization	(4,896)	(7,275)
Core deposit intangible, net, end of year	$4,164	$5,418

Amortization expense on the core deposit intangibles was $1.3 million, $1.6 million, and $1.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the intangible assets had a weighted average useful life of 10 years.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2014.

Year	Core Deposit Intangible
2015	$1,089
2016	924
2017	760
2018	595
2019	430
After 2019	366
$4,164

NOTE 11 - MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2014:

(in thousands)	$100,000 and Over	Other	Total
Less than 1 year	$255,625	$74,169	$329,794
Greater than 1 year and less than 2 years	55,840	28,671	84,511
Greater than 2 years and less than 3 years	7,321	8,218	15,539
Greater than 3 years and less than 4 years	47,147	12,850	59,997
Greater than 4 years and less than 5 years	11,611	3,893	15,504
Greater than 5 years	—	7	7
	$377,544	$127,808	$505,352

NOTE 12 - SUBORDINATED DEBENTURES

The Company currently has eight unconsolidated statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities.

The amounts and terms of each respective issuance at December 31, 2014 and 2013 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2014	2013
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
EFSC Capital Trust VIII	—	5,774	December 15, 2038	December 15, 2013	Fixed @ 9%
Total subordinated debentures	$56,807	$62,581

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

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company's consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company's consolidated statements of operations. The Company's investment of $1.7 million at December 31, 2014, in these trusts is included in other investments in the consolidated balance sheets.

On August 15, 2013, the Company converted $20.0 million of its trust preferred in EFSC Capital Trust VIII into 1.2 million shares of common stock. The Company issued 25,060 shares of additional common stock as an inducement for the conversion. The inducement resulted in a $0.4 million expense recorded in Other noninterest expense during 2013. On March 14, 2014, the remaining $5.0 million trust preferred securities issued through EFSC Capital Trust VIII were converted into 287,852 shares of the Company's common stock at a conversion price of $17.37.

NOTE 13 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2014 and 2013, the carrying value of the loans pledged to the FHLB of Des Moines was $649.7 million and $540.7 million, respectively. The secured line of credit had availability of approximately $211.3 million at December 31, 2014.

Enterprise also has a $9.6 million investment in the capital stock of the FHLB of Des Moines and a $0.3 million investment in the capital stock of the FHLB of San Francisco at December 31, 2014.

The following table summarizes the type, maturity and rate of the Company's FHLB advances at December 31:

		2014		2013
(in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Long term non-amortizing fixed advance	2 - 3 years	—	—%	—	—%
Long term non-amortizing fixed advance	3 - 4 years	—	—%	50,000	3.17%
Long term non-amortizing fixed advance	4 - 5 years	—	—%	—	—%
Total Federal Home Loan Bank Advances		$—	—%	$50,000	3.17%

In December 2014, the Company prepaid the remaining $50 million of FHLB advances with a weighted average interest rate of 3.17%, and a maturity of 3 years, and incurred a prepayment penalty of $2.9 million for asset/liability management purposes. In December 2013, the Company prepaid $30.0 million of FHLB advances with a weighted average interest rate of 4.09%, and a maturity of 3 years, and incurred a prepayment penalty of $2.6 million. At December 31, 2014, the Company had $144.0 million of outstanding short term advances with a weighted average interest rate of 0.28%. In addition to the above advances, at December 31, 2014, the Company used $12.2 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 14 - OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2014	2013
Securities sold under repurchase agreements	$230,373	$200,021
Secured borrowings	3,810	3,810
Total	$234,183	$203,831

Average balance during the year	$184,964	$197,556
Maximum balance outstanding at any month-end	234,183	214,439
Average interest rate during the year	0.32%	0.32%
Average interest rate at December 31	0.30%	0.31%

Federal Reserve line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2014, $663.5 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating $805.2 million. There were no amounts withdrawn under the Federal Reserve line of credit as of December 31, 2014.

Term Loan
On November 6, 2012, the Company entered into a $12.0 million unsecured term loan agreement ("Term Loan") due on November 6, 2015, with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. A summary of the Term Loan is as follows:

	December 31,
(in thousands)	2014	2013
Term Loan	$5,700	$10,500

Average balance during the year	$6,464	$11,241
Maximum balance outstanding at any month-end	6,900	11,700
Weighted average interest rate during the year	2.99%	3.52%
Average interest rate at December 31	2.94%	3.44%

The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company believes it was in compliance with all relevant covenants under the Term Loan at December 31, 2014.

NOTE 15 - LITIGATION AND OTHER CONTINGENCIES

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

NOTE 16 - REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2014 and 2013, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2014 and 2013, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$369,868	13.40%	$220,858	8.00%	$—	—%
Enterprise Bank & Trust	343,334	12.51	219,645	8.00	274,556	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	335,221	12.14	110,429	4.00	—	—
Enterprise Bank & Trust	308,874	11.25	109,823	4.00	164,734	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	335,221	10.48	96,000	3.00	—	—
Enterprise Bank & Trust	308,874	9.71	95,411	3.00	159,018	5.00

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$339,433	13.78%	$197,088	8.00%	$—	—%
Enterprise Bank & Trust	318,149	13.00	195,802	8.00	244,752	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	308,490	12.52	98,544	4.00	—	—
Enterprise Bank & Trust	287,405	11.74	97,901	4.00	146,851	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	308,490	9.94	93,121	3.00	—	—
Enterprise Bank & Trust	287,405	9.31	92,587	3.00	154,312	5.00

NOTE 17 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights ("SSARs"), and restricted stock units (“RSUs”), as designated by the Company's Board of Directors upon the recommendation of the Compensation Committee. The Company uses authorized and unissued shares to satisfy share award exercises. At December 31, 2014, there were 838,924 shares available for grant under the various share-based compensation plans.

Total share-based compensation expense that was charged against income was $2.9 million, $5.0 million, and $2.5 million for the years ended December 31, 2014, 2013, and 2012 respectively. The total income tax benefit/(expense) recognized in additional paid in capital for share-based compensation arrangements was $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. There were no grants of employee stock options or SSARs during the years ended December 31, 2014, 2013, or 2012.

Stock options have been granted to key employees with exercise prices equal to the market price of the Company's common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2014, there was less than $0.1 million of total unrecognized compensation cost related to SSARs which is expected to be recognized in 2015. Various information related to the stock options and SSARs is shown below.

(in thousands)	2014	2013	2012
Compensation expense	$103	$213	$478
Intrinsic value of option exercises on date of exercise	$226	$300	$327
Cash received from the exercise of stock options	$149	$2,040	$1,291

Following is a summary of the employee stock option and SSAR activity for 2014.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	463,969	$18.73
Granted	—	—
Exercised	(55,500)	14.64
Forfeited	(6,888)	22.00
Outstanding at December 31, 2014	401,581	$19.24	3.7 years	$192
Exercisable at December 31, 2014	383,581	$19.66	3.6 years	$27

Restricted Stock Units
The Company awards nonvested stock, in the form of RSUs to employees. RSUs are subject to continued employment and vest ratably over three to five years. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

(in thousands)	2014	2013	2012
Compensation expense	$945	$1,142	$658
Total fair value at vesting date	913	828	660
Total unrecognized compensation cost for nonvested stock units	1,462	2,168	1,256
Expected years to recognize unearned compensation	2.7 years	3.6 years	4.0 years

A summary of the status of the Company's RSU awards as of December 31, 2014 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	215,926	$13.64
Granted	3,000	16.65
Vested	(67,552)	13.51
Forfeited	(11,525)	13.14
Outstanding at December 31, 2014	139,849	$13.81

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-employee directors as compensation in lieu of cash. At December 31, 2014, there were 60,629 shares of stock available for issuance under the Stock Plan for Non-Management Directors.

Various information related to the Director Plan is shown below:

	2014	2013	2012
Shares issued	23,135	16,990	18,410
Weighted average fair value	$19.20	$15.40	$14.00
Compensation expense	$329	$262	$257

Employee Stock Issuance
Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in the form of a one-time award or paid in pro rata installments. The stock is restricted for at least 2 years and upon issuance may be fully vested or vest over 5 years. The Company recognized $0.1 million, $0.6 million, and $0.2 million of stock-based compensation expense for the shares issued to the employees in 2014, 2013, and 2012, respectively. The Company issued 34,034, 37,943, and 71,899 shares in 2014, 2013, and 2012, respectively.

The Company has entered into long-term incentive agreements with certain key employees. These open awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a 3 year period for each grant. The amount of the awards are determined at the end of the 3 year vesting period. In February 2015, the Company issued 122,470 shares to employees upon completion of the 2012-2014 performance cycle. In February 2014, the Company issued 146,700 shares to employees upon completion of the 2011-2013 performance cycle. The 2013 and 2014 grants are not yet determinable. The Company recorded $1.8 million, $3.2 million and $1.3 million of stock-based compensation expense for these awards during 2014, 2013 and 2012, respectively.

401(k) plans
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $1.4 million, $1.2 million and $1.2 million for 2014, 2013, and 2012, respectively.

NOTE 18-INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$9,399	$24,029	$20,984
State and local	195	2,890	2,085
Deferred	4,277	(9,943)	(8,535)
Total income tax expense	$13,871	$16,976	$14,534

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2014, 2013, and 2012 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
Income tax expense at statutory rate	$14,365	$17,528	$14,991
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(857)	(1,128)	(853)
State and local income taxes, net	741	1,314	1,232
Bank-owned life insurance, net	(535)	(484)	(353)
Non-deductible expenses	290	222	326
Change in estimated rate for deferred taxes	—	336	—
Tax benefits of LIHTC investments, net	(158)	(204)	(211)
Other, net	25	(608)	(598)
Total income tax expense	$13,871	$16,976	$14,534

The amount of tax credits and other tax benefits from low-income housing tax credit ("LIHTC") investments recognized during the year were $1.1 million during each of the years ended December 31, 2014, 2013, and 2012. The amount recognized as a component of income tax expense per the table above was $0.2 million for each of the years ended December 31, 2014, 2013, and 2012. As of December 31, 2014 and 2013, the carrying value of the investments related to low-income housing tax credits was $3.2 million and $4.2 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments. As of December 31, 2014, the Company has future capital commitments of $0.4 million related to low-income housing tax credit investments. The capital commitments are expected to be called between the years 2015 - 2024.

A net deferred income tax asset of $31.4 million and $39.4 million is included in other assets in the consolidated balance sheets at December 31, 2014 and 2013, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$17,463	$16,365
Asset purchase tax basis difference, net	5,477	16,238
Basis difference on other real estate	516	1,611
Deferred compensation	4,854	4,604
Goodwill and other intangible assets	9,001	10,799
Accrued compensation	2,364	2,046
Unrealized losses on securities available for sale	—	2,672
Other, net	979	796
Total deferred tax assets	$40,654	$55,131

Deferred tax liabilities:
FDIC loss guarantee receivable, net	$5,542	$12,280
Unrealized gains on securities available for sale	1,091	—
State tax credits held for sale, net of economic hedge	1,051	1,368
Core deposit intangibles	1,595	2,075
Total deferred tax liabilities	9,279	15,723
Net deferred tax asset	$31,375	$39,408

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal income taxes as of December 31, 2014 or 2013. Management believes it is more likely than not that the company will realize the deferred federal tax assets. Due to positive evidence about the Company's ability to generate taxable income in the future, the Company reversed its state valuation allowance in 2012. Accordingly, the Company had no state tax valuation allowance as of December 31, 2014 and 2013.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in nine states. With few exceptions, the Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2011. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amounts accrued for interest and penalties as of December 31, 2014, 2013, and 2012 were not significant.

As of December 31, 2014, the gross amount of unrecognized tax benefits was $1.9 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.3 million. As of December 31, 2013 and 2012, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.8 million for each of the years. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $0.6 million as a result of a lapse of statute of limitations in the next 12 months.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2014	2013	2012
Balance at beginning of year	$1,257	$1,148	$1,057
Additions based on tax positions related to the current year	401	233	347
Additions for tax positions of prior years	523	53	49
Reductions for tax positions of prior years	—	—	—
Settlements or lapse of statute of limitations	(297)	(177)	(305)
Balance at end of year	$1,884	$1,257	$1,148

NOTE 19 - COMMITMENTS

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2014, there were $0.2 million of unadvanced commitments on impaired loans. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments. At December 31, 2013, there were $0.1 million of unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2014, and December 31, 2013, are as follows:

(in thousands)	December 31, 2014	December 31, 2013
Commitments to extend credit	$947,424	$804,420
Standby letters of credit	50,108	44,376

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2014, and December 31, 2013, approximately $65.9 million and $50.3 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 3 years and 2 months at December 31, 2014.

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$91,826	$—	$91,826
Obligations of states and political subdivisions	—	31,822	3,059	34,881
Residential mortgage-backed securities	—	273,439	—	273,439
Total securities available for sale	$—	$397,087	$3,059	$400,146
State tax credits held for sale	—	—	11,689	11,689
Derivative financial instruments	—	909	—	909
Total assets	$—	$397,996	$14,748	$412,744

Liabilities
Derivative financial instruments	$—	$907	$—	$907
Total liabilities	$—	$907	$—	$907

	December 31, 2013
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$93,530	$—	$93,530
Obligations of states and political subdivisions	—	45,903	3,040	48,943
Residential mortgage-backed securities	—	292,114	—	292,114
Total securities available for sale	$—	$431,547	$3,040	$434,587
State tax credits held for sale	—	—	16,491	16,491
Derivative financial instruments	—	1,000	—	1,000
Total assets	$—	$432,547	$19,531	$452,078

Liabilities
Derivative financial instruments	$—	$990	$—	$990
Total liabilities	$—	$990	$—	$990

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At December 31, 2014, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At December 31, 2014, of the $38.3 million of state tax credits held for sale on the consolidated balance sheet, approximately $11.7 million were carried at fair value. The remaining $26.6 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased since 2010 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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
Economically, the Company equates the state tax credits to a fixed rate loan. After considering various risks, such as credit risk, compliance risk, and recapture risk, management concluded the state tax credits are equivalent to a fixed rate loan priced at Prime minus 75 basis points. When pricing a fixed rate loan, most banks utilize the Prime-based swap curve, which is based on the LIBOR swap curve plus a prime equivalent spread of 265 to 285 basis points depending on market pricing and the maturity of the underlying loan. The Prime-based swap curve is available daily on Bloomberg or other national pricing services. As a result, at December 31, 2014 and 2013, management concluded the spread of 205 basis points to the LIBOR curve should be utilized in the fair value calculation.
At December 31, 2014, the discount rates utilized in our state tax credits fair value calculation ranged from 2.30% to 4.82%. Resulting changes in the fair value of the state tax credits held for sale decreased Gain on state tax credits, net in the consolidated statement of operations by $0.9 million for the year ended December 31, 2014.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the year ended December 31, 2014.

•	Transfers in and/or out of Level 3. There were no transfers in an/or out of Level 3 for the years ending December 31, 2014 and 2013.

	Securities available for sale, at fair value
	Years ended December 31,
(in thousands)	2014	2013
Beginning balance	$3,040	$3,049
Total gains (losses):
Included in other comprehensive income	19	(9)
Purchases, sales, issuances and settlements:
Purchases	—	—
Transfer in and/or out of Level 3	—	—
Ending balance	$3,059	$3,040

Change in unrealized gains (losses) relating to assets still held at the reporting date	$19	$(9)

	State tax credits held for sale, at fair value
	Years ended December 31,
(in thousands)	2014	2013
Beginning balance	$16,491	$23,020
Total gains:
Included in earnings	558	564
Purchases, sales, issuances and settlements:
Sales	(5,360)	(7,093)
Ending balance	$11,689	$16,491

Change in unrealized gains relating to assets still held at the reporting date	$(868)	$(1,317)

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

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2014 and 2013.

	December 31, 2014
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2014
Impaired loans	$6,726	$—	$—	$6,726	$(5,556)
Other real estate	3,788	—	—	3,788	(696)
Total	$10,514	$—	$—	$10,514	$(6,252)

	December 31, 2013
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2013
Impaired loans	$7,031	$—	$—	$7,031	$(10,378)
Other real estate	7,849	—	—	7,849	(1,443)
Total	$14,880	$—	$—	$14,880	$(11,821)

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

Carrying amount and fair value at December 31, 2014 and 2013
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$42,903	$42,903	$19,573	$19,573
Federal funds sold	35	35	76	76
Interest-bearing deposits	63,058	63,058	196,220	196,220
Securities available for sale	400,146	400,146	434,587	434,587
Securities held to maturity	45,985	45,795	—	—
Other investments, at cost	17,037	17,037	12,605	12,605
Loans held for sale	4,033	4,033	1,834	1,834
Derivative financial instruments	909	909	1,000	1,000
Portfolio loans, net	2,487,424	2,482,700	2,235,124	2,232,134
State tax credits, held for sale	38,309	42,970	48,457	52,159
Accrued interest receivable	7,956	7,956	7,303	7,303

Balance sheet liabilities
Deposits	2,491,510	2,494,624	2,534,953	2,540,822
Subordinated debentures	56,807	34,124	62,581	39,358
Federal Home Loan Bank advances	144,000	144,000	50,000	54,137
Other borrowings	239,883	239,950	214,331	214,377
Derivative financial instruments	907	907	990	990
Accrued interest payable	843	843	957	957

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the consolidated balance sheets at fair value at December 31, 2014, and December 31, 2013.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$45,795	$—	$45,795
Portfolio loans, net	—	—	2,482,700	2,482,700
State tax credits, held for sale	—	—	31,281	31,281
Financial Liabilities:
Deposits	1,986,158	—	508,466	2,494,624
Subordinated debentures	—	34,124	—	34,124
Federal Home Loan Bank advances	—	144,000	—	144,000
Other borrowings	—	239,950	—	239,950

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,232,134	$2,232,134
State tax credits, held for sale	—	—	35,668	35,668
Financial Liabilities:
Deposits	1,902,038	—	638,784	2,540,822
Subordinated debentures	—	39,358	—	39,358
Federal Home Loan Bank advances	—	54,137	—	54,137
Other borrowings	—	214,377	—	214,377

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

Securities available for sale and held to maturity
The Company obtains fair value measurements for debt instruments from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions (Level 2).

Other investments
Other investments, which primarily consists of membership stock in the FHLB, is reported at cost, which approximates fair value (Level 2).

Loans held for sale
These loans consist of mortgages that are sold on the secondary market generally within three months of origination. They are reported at cost, which approximates fair value (Level 2).

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

NOTE 21-PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2014	2013
Assets
Cash	$14,532	$15,969
Investment in Enterprise Bank & Trust	344,995	318,721
Investment in Enterprise Financial CDE, LLC	772	425
Other assets	19,223	18,537
Total assets	$379,522	$353,652

Liabilities and Shareholders' Equity
Subordinated debentures	$56,807	$62,581
Notes payable	5,700	10,500
Accounts payable and other liabilities	774	866
Shareholders' equity	316,241	279,705
Total liabilities and shareholders' equity	$379,522	$353,652

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2014	2013	2012
Income:
Dividends from subsidiaries	$10,000	$10,000	$15,000
Other	225	256	527
Total income	10,225	10,256	15,527

Expenses:
Interest expense-subordinated debentures	1,322	2,884	3,827
Interest expense-notes payable	193	396	64
Other expenses	4,402	5,142	5,462
Total expenses	5,917	8,422	9,353

Income before taxes and equity in undistributed earnings of subsidiaries	4,308	1,834	6,174

Income tax benefit	2,305	3,394	3,739

Net income before equity in undistributed earnings of subsidiaries	6,613	5,228	9,913

Equity in undistributed earnings of subsidiaries	20,560	27,876	18,383
Net income and comprehensive income	$27,173	$33,104	$28,296

Condensed Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$27,173	$33,104	$28,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	2,950	5,049	2,537
Net income of subsidiaries	(30,560)	(37,876)	(33,383)
Dividends from subsidiaries	10,000	10,000	15,000
Excess tax expense of share-based compensation	(205)	(222)	(66)
Other, net	704	2,004	2,064
Net cash provided (used) by operating activities	10,062	12,059	14,448

Cash flows from investing activities:
Purchases of other investments	(2,224)	(761)	(970)
Proceeds from distributions on other investments	176	243	541
Net cash provided (used) by investing activities	(2,048)	(518)	(429)

Cash flows from financing activities:
Proceeds from notes payable	—	—	12,000
Repayments of notes payable	(4,800)	(1,200)	(300)
Debt issuance costs	—	—	(45)
Cash dividends paid	(4,177)	(3,947)	(3,757)
Excess tax benefit of share-based compensation	205	222	66
Payments for the repurchase of preferred stock	—	—	(35,000)
Dividends paid on preferred stock	—	—	(1,711)
Issuance of common stock	2	13	3
Common stock repurchased	—	(1,006)	—
Proceeds from the issuance of equity instruments, net	(681)	2,266	1,558
Net cash provided (used) by financing activities	(9,451)	(3,652)	(27,186)

Net increase (decrease) in cash and cash equivalents	(1,437)	7,889	(13,167)
Cash and cash equivalents, beginning of year	15,969	8,080	21,247
Cash and cash equivalents, end of year	$14,532	$15,969	$8,080

NOTE 22-QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	2014
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$34,385	$31,036	$32,309	$34,024
Interest expense	3,569	3,592	3,567	3,658
Net interest income	30,816	27,444	28,742	30,366
Provision for loan losses not covered under FDIC loss share	1,968	66	1,348	1,027
Provision (benefit) for loan losses covered under FDIC loss share	126	(1,877)	(470)	3,304
Net interest income after provision for loan losses	28,722	29,255	27,864	26,035
Noninterest income	4,852	4,452	3,405	3,922
Noninterest expense	24,795	21,121	20,445	21,102
Income before income tax expense	8,779	12,586	10,824	8,855
Income tax expense	2,812	4,388	3,664	3,007
Net income	$5,967	$8,198	$7,160	$5,848

Earnings per common share:
Basic	$0.30	$0.41	$0.36	$0.30
Diluted	0.30	0.41	0.36	0.30

	2013
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$36,435	$36,883	$38,061	$41,910
Interest expense	4,064	4,309	4,753	5,011
Net interest income	32,371	32,574	33,308	36,899
Provision (benefit) for loan losses not covered under FDIC loss share	2,452	(652)	(4,295)	1,853
Provision benefit) for loan losses covered under FDIC loss share	2,185	2,811	(2,278)	2,256
Net interest income after provision for loan losses	27,734	30,415	39,881	32,790
Noninterest income	4,946	3,716	(1,677)	2,914
Noninterest expense	28,199	21,008	21,147	20,285
Income before income tax expense	4,481	13,123	17,057	15,419
Income tax expense	860	4,713	6,024	5,379
Net income	$3,621	$8,410	$11,033	$10,040

Earnings per common share:
Basic	0.19	$0.45	$0.61	$0.56
Diluted	0.18	0.44	0.58	0.53

NOTE 23-NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects" In January 2014, the FASB issued ASU No. 2014-01 which revised the accounting for investments in qualified affordable housing projects. This ASU modifies the conditions that must be met to present the pretax effects and related tax benefits of such investments as a component of income taxes ("net" within income tax expense). This ASU is effective for annual periods beginning after December 15, 2013 with early adoption permitted. The Company elected to early adopt this ASU and therefore revised its Consolidated Statements of Operations for all periods presented prior to the year ended December 31, 2013. The adoption of the ASU moved the amortization expense of its investment basis in the related investments to Income Tax Expense from Other Noninterest Expense. This resulted in a $0.9 million increase in Income Tax Expense and a corresponding decrease in Other Noninterest Expense for the year ended December 31, 2012.

FASB ASU 2014-09, "Revenue from Contracts with Customers" In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.
FASB ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The objective of ASU 2014-11 is to amend the accounting for certain secured financing transactions, and requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized asset is retained through a separate agreement with the counterparty. In addition, the guidance requires enhanced disclosures with respect to the types and quality of financial assets pledged in secured financing transactions. The guidance will become effective in the first quarter of 2015, except for the disclosures regarding the types and quality of financial assets pledged, which will become effective in the second quarter of 2015. The Company does not believe the guidance will have a material impact on its consolidated balance sheets or statements of operations.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2014.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2014, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers' Compensatory Arrangements of Certain Officers.

Entry Into or Amendment of Material Compensatory Plan, Contract or Arrangement
On February 27, 2015, the Company entered into the First Amendment (the "First Amendment") to an Executive Employment Agreement (the "Agreement") with Keene S. Turner, Executive Vice President and Chief Financial Officer of Enterprise Financial Services Corp. Under the terms of the First Amendment, if Mr. Turner's employment is terminated by the Company "Upon a Change in Control" (as defined in the Agreement), he will be entitled to severance pay equal to two year's base salary, plus the target amount of his annual cash bonus opportunity for the year in which such termination occurs multiplied by two. The description of the First Amendment set forth herein is a summary only and is qualified in its entirety by the full text of the First Amendment, a copy of which is listed as Exhibit 10.1.7 to this annual report and incorporated by reference herein.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company's Proxy Statement for its annual meeting to be held on Thursday, April 30, 2015.
ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company's Proxy Statement for its annual meeting to be held on Thursday, April 30, 2015.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company's Proxy Statement for its annual meeting to be held on Thursday, April 30, 2015.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company's Proxy Statement for its annual meeting to be held on Thursday, April 30, 2015.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company's Proxy Statement for its annual meeting to be held on Thursday, April 30, 2015.

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

3.2
Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8 filed on July 1, 1999 (File No. 333-82087)).

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

3.7	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2014).

3.8	Bylaws of Registrant, as amended, (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on October 2, 2007).

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

10.1.2*
Amended and Restated Executive Employment Agreement effective as of August 8, 2014 by and between Registrant and Frank H. Sanfilippo (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2014).

10.1.3*
Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 30, 2008), amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on December 23, 2008), amended by that Second Amendment of Executive Employment Agreement dated as of March 25, 2013 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 26, 2013), and amended by that Third Amendment of Executive Employment Agreement dated as of February 4, 2014 (incorporated herein by reference to Exhibit 10.1.3 to the Registrant's Annual Report on Form 10-K filed on March 17, 2014).

10.1.4*
Key Executive Employment Agreement dated effective as of October 16, 2002, by and between Registrant and Richard C. Leuck, and amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.4 to Registrant's Annual Report on Form 10-K filed on March 15, 2013).

10.1.5*
Employment separation and release agreement dated effective September 29, 2014 by and between Registrant and Richard C. Leuck (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2014).

10.1.6*
Executive Employment Agreement dated effective January 1, 2005 by and between Registrant and Scott R. Goodman, amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.5 to Registrant's Annual Report on Form 10-K filed on March 15, 2013), and amended by that Second Amendment of Executive Employment Agreement dated October 11, 2013 (incorporated herein by reference to Exhibit 10.1.5 to Registrant's Annual Report on Form 10-K filed on March 17, 2014).

10.1.7*
Executive Employment Agreement dated September 13, 2013 by and between Registrant and Keene S. Turner (incorporated by reference herein to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2013), and amended by that First Amendment of Executive Employment Agreement dated as of February 27, 2015 (filed herewith).

10.1.8*	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.1.9*
Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended December 31, 2008).

10.1.10*
Enterprise Financial Services Corp, Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed on December 29, 1997 (File No. 333-43365)).

10.1.11*	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to Registrant's 1998 Proxy Statement on Schedule 14A).

10.1.12*
Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant's Proxy Statement on Schedule 14-A filed on March 7, 2006 and as amended on Schedule 14-A filed on April 23, 2012).

10.1.13*	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14A, filed on March 17, 2008).

10.1.14*	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A, filed on March 7, 2006).

10.1.15*
Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.1.16*	Form of Enterprise Financial Services Corp Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on February 19, 2010);

10.1.17*	Enterprise Financial Services Corp, 2013 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant's Proxy statement on Schedule 14A, filed on March 26, 2013).

10.1.18*	Form of Enterprise Financial Services Corp Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 10-Q filed on August 8, 2012);

10.1.19*	Form of Enterprise Financial Services Corp Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 10-Q filed on August 8, 2012);

10.1.20*
Restricted Stock Unit Agreement by and between Registrant and Keene S. Turner (incorporated herein by reference to Exhibit 10.1.2 to Registrant's Quarterly Report on form 10-Q for the period ended March 31, 2014).

10.1.21*
Form of Enterprise Financial Services Corp LTIP Grant Agreement pursuant to 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1.3 to the Registrant's Quarterly Report on form 10-Q for the period ended March 31, 2014).

10.2
Loan Sale Agreement dated July 9, 2010 by and between the Federal Deposit Insurance Corporation, as Receiver for Home National Bank, Blackwell, Oklahoma and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2010.)

10.3
Purchase and Assumption Agreement dated January 7, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for Legacy Bank (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.4
Purchase and Assumption Agreement dated August 12, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for The First National Bank of Olathe (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed on October 28, 2011).

10.5
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on February 27, 2015.

Signatures	Title
/s/ Peter F. Benoist	President and Chief Executive Officer and Director (Principal Executive Officer)
Peter F. Benoist

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Mark G. Ponder	Senior Vice President and Controller (Principal Accounting Officer)
Mark G. Ponder

/s/ James J. Murphy, Jr.*
James J. Murphy, Jr.	Chairman of the Board of Directors

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ William H. Downey*
William H. Downey	Director

/s/ John S. Eulich*
John S. Eulich	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Birch M. Mullins*
Birch M. Mullins	Director

/s/ Brenda D. Newberry*
Brenda D. Newberry	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

*Signed by Power of Attorney.