Form 10-Q
period 2015-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2015-04-30
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of April 27, 2015, the Registrant had 19,935,455 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$56,420	$42,903
Federal funds sold	48	35
Interest-bearing deposits (including $980 and $980 pledged as collateral)	42,865	57,758
Total cash and cash equivalents	99,333	100,696
Interest-bearing deposits greater than 90 days	1,000	5,300
Securities available for sale	410,061	400,146
Securities held to maturity	45,563	45,985
Loans held for sale	7,843	4,033
Portfolio loans	2,435,559	2,433,916
Less: Allowance for loan losses	30,288	30,185
Portfolio loans, net	2,405,271	2,403,731
Purchase credit impaired loans, net of the allowance for loan losses ($11,625 and $15,410, respectively)	83,163	83,693
Total loans, net	2,488,434	2,487,424
Other real estate not covered under FDIC loss share	2,024	1,896
Other real estate covered under FDIC loss share	3,560	5,944
Other investments, at cost	11,719	17,037
Fixed assets, net	14,911	14,753
Accrued interest receivable	8,061	7,956
State tax credits held for sale, including $10,286 and $11,689 carried at fair value, respectively	42,411	38,309
FDIC loss share receivable	11,644	15,866
Goodwill	30,334	30,334
Intangible assets, net	3,880	4,164
Other assets	94,517	97,160
Total assets	$3,275,295	$3,277,003

Liabilities and Shareholders' Equity
Demand deposits	$680,997	$642,930
Interest-bearing transaction accounts	494,228	508,941
Money market accounts	848,139	755,569
Savings	85,769	78,718
Certificates of deposit:
$100 and over	441,775	377,544
Other	123,723	127,808
Total deposits	2,674,631	2,491,510
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	6,000	144,000
Other borrowings	181,164	234,183
Notes payable	5,700	5,700
Accrued interest payable	845	843
Other liabilities	24,039	27,719
Total liabilities	2,949,186	2,960,762

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,011,455 and 19,913,519 shares issued, respectively	200	199
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	207,605	207,731
Retained earnings	116,668	108,373
Accumulated other comprehensive income	3,379	1,681
Total shareholders' equity	326,109	316,241
Total liabilities and shareholders' equity	$3,275,295	$3,277,003
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2015	2014
Interest income:
Interest and fees on loans	$29,608	$31,444
Interest on debt securities:
Taxable	2,141	2,166
Nontaxable	297	299
Interest on interest-bearing deposits	47	66
Dividends on equity securities	58	49
Total interest income	32,151	34,024
Interest expense:
Interest-bearing transaction accounts	277	112
Money market accounts	642	742
Savings accounts	50	49
Certificates of deposit:
$100 and over	1,226	1,326
Other	365	424
Subordinated debentures	302	407
Federal Home Loan Bank advances	49	399
Notes payable and other borrowings	195	199
Total interest expense	3,106	3,658
Net interest income	29,045	30,366
Provision for portfolio loan losses	1,580	1,027
Provision (provision reversal) for purchase credit impaired loan losses	(3,270)	3,304
Net interest income after provision for loan losses	30,735	26,035
Noninterest income:
Wealth management revenue	1,740	1,722
Service charges on deposit accounts	1,856	1,738
Other service charges and fee income	753	637
Gain on sale of other real estate	20	683
Gain on state tax credits, net	674	497
Gain on sale of investment securities	23	—
Change in FDIC loss share receivable	(2,264)	(2,410)
Miscellaneous income	781	1,055
Total noninterest income	3,583	3,922
Noninterest expense:
Employee compensation and benefits	11,513	12,116
Occupancy	1,694	1,640
Data processing	1,030	1,126
FDIC and other insurance	726	699
Loan legal and other real estate expense	278	1,134
Professional fees	972	1,267
FDIC clawback	412	(111)
Other	3,325	3,231
Total noninterest expense	19,950	21,102

Income before income tax expense	14,368	8,855
Income tax expense	5,022	3,007
Net income	$9,346	$5,848

Earnings per common share
Basic	$0.47	$0.30
Diluted	0.46	0.30
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Net income	$9,346	$5,848
Other comprehensive income, net of tax:
Unrealized gains on investment securities arising during the period, net of income tax expense of $1,045, and $1,091, respectively	1,712	1,757
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense of $9, and $0, respectively	(14)	—
Total other comprehensive income (loss)	1,698	1,757
Total comprehensive income	$11,044	$7,605

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2015	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	—	9,346	—	9,346
Other comprehensive income	—	—	—	—	—	1,698	1,698
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(1,051)	—	(1,051)
Issuance under equity compensation plans, 97,936 shares, net	—	1	—	(1,047)	—	—	(1,046)
Share-based compensation	—	—	—	768	—	—	768
Excess tax benefit related to equity compensation plans	—	—	—	153	—	—	153
Balance March 31, 2015	$—	$200	$(1,743)	$207,605	$116,668	$3,379	$326,109

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2014	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	5,848	—	5,848
Other comprehensive income	—	—	—	—	—	1,757	1,757
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(1,043)	—	(1,043)
Issuance under equity compensation plans, 94,047 shares, net	—	1	—	(630)	—	—	(629)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	735	—	—	735
Excess tax benefit related to equity compensation plans	—	—	—	74	—	—	74
Balance March 31, 2014	$—	$198	$(1,743)	$205,436	$90,181	$(2,623)	$291,449

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$9,346	$5,848
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	489	533
Provision for loan losses	(1,690)	4,331
Deferred income taxes	(152)	1,032
Net amortization of debt securities	851	951
Amortization of intangible assets	284	383
Gain on sale of investment securities	(23)	—
Mortgage loans originated for sale	(31,603)	(10,050)
Proceeds from mortgage loans sold	27,767	10,008
Gain on sale of other real estate	(20)	(683)
Gain on state tax credits, net	(674)	(497)
Excess tax benefit of share-based compensation	(153)	(74)
Share-based compensation	768	735
Valuation adjustment on other real estate	41	344
Net accretion of loan discount and indemnification asset	(1,390)	(4,096)
Changes in:
Accrued interest receivable	(104)	(173)
Accrued interest payable	2	(83)
Other assets	(1,666)	(6,621)
Other liabilities	(3,681)	(9,285)
Net cash used by operating activities	(1,608)	(7,397)
Cash flows from investing activities:
Net decrease (increase) in loans	3,443	(23,344)
Net cash proceeds received from FDIC loss share receivable	1,395	2,255
Proceeds from the sale of securities, available for sale	41,069	—
Proceeds from the paydown or maturity of securities, available for sale	10,715	10,278
Proceeds from the paydown or maturity of securities, held to maturity	515	—
Proceeds from the redemption of other investments	19,593	1,118
Proceeds from the sale of state tax credits held for sale	4,066	3,294
Proceeds from the sale of other real estate	2,896	3,014
Payments for the purchase/origination of:
Available for sale debt and equity securities	(59,869)	(29,853)
Other investments	(9,975)	(3,457)
State tax credits held for sale	(3,112)	—
Fixed assets	(648)	(381)
Net cash provided (used) by investing activities	10,088	(37,076)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	38,066	(40,971)
Net increase (decrease) in interest-bearing deposit accounts	145,054	(41,863)
Proceeds from Federal Home Loan Bank advances	302,000	80,000
Repayments of Federal Home Loan Bank advances	(440,000)	—
Proceeds from notes payable	—	(3,900)
Net decrease in other borrowings	(53,019)	(20,113)
Cash dividends paid on common stock	(1,051)	(1,043)
Excess tax benefit of share-based compensation	153	74
Proceeds from the issuance of equity instruments, net	(1,046)	(629)
Net cash used by financing activities	(9,843)	(28,445)
Net decrease in cash and cash equivalents	(1,363)	(72,918)
Cash and cash equivalents, beginning of period	100,696	210,569
Cash and cash equivalents, end of period	$99,333	$137,651
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,105	$3,741
Income taxes	3,500	8,549
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$890	$4,721
Sales of other real estate financed	—	495
Issuance of common stock from Trust Preferred Securities conversion	—	5,002

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by Enterprise Financial Services Corp (the "Company" or "Enterprise") in the preparation of the condensed consolidated financial statements are summarized below:

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (the "Bank").

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2015	2014
Net income as reported	$9,346	$5,848
Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	—	66
Net income available to common shareholders and assumed conversions	$9,346	$5,914

Weighted average common shares outstanding	19,934	19,521
Incremental shares from assumed conversions of convertible trust preferred securities	—	230
Additional dilutive common stock equivalents	223	198
Weighted average diluted common shares outstanding	$20,157	$19,949

Basic earnings per common share:	$0.47	$0.30
Diluted earnings per common share:	$0.46	$0.30

The calculation of diluted earnings per common share for the three months ended March 31, 2015, and 2014, excludes the impact of 0.3 million common stock equivalents, because their effect was anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	March 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,643	$1,256	$—	$100,899
Obligations of states and political subdivisions	33,965	1,441	(359)	35,047
Agency mortgage-backed securities	270,455	4,470	(810)	274,115
Total securities available for sale	$404,063	$7,167	$(1,169)	$410,061
Held to maturity securities:
Obligations of states and political subdivisions	$14,883	$2	$(109)	$14,776
Agency mortgage-backed securities	30,680	355	—	31,035
Total securities held to maturity	$45,563	$357	$(109)	$45,811

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$91,355	$624	$(153)	$91,826
Obligations of states and political subdivisions	33,997	1,300	(416)	34,881
Agency mortgage-backed securities	271,430	3,577	(1,568)	273,439
Total securities available for sale	$396,782	$5,501	$(2,137)	$400,146
Held to maturity securities:
Obligations of states and political subdivisions	$14,900	$—	$(325)	$14,575
Agency mortgage-backed securities	31,085	150	(15)	31,220
Total securities held to maturity	$45,985	$150	$(340)	$45,795

At March 31, 2015, and December 31, 2014, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $251.4 million and $315.8 million at March 31, 2015, and December 31, 2014, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,331	$4,382	$—	$—
Due after one year through five years	100,610	102,383	662	664
Due after five years through ten years	25,767	26,561	12,963	12,875
Due after ten years	2,900	2,620	1,258	1,237
Mortgage-backed securities	270,455	274,115	30,680	31,035
	$404,063	$410,061	$45,563	$45,811

The following table represents a summary of investment securities that had an unrealized loss:

	March 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	14,982	127	4,321	341	19,303	468
Agency mortgage-backed securities	28,750	179	21,868	631	50,618	810
	$43,732	$306	$26,189	$972	$69,921	$1,278

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$5,399	$10	$24,852	$143	$30,251	$153
Obligations of states and political subdivisions	16,827	343	5,349	398	22,176	741
Agency mortgage-backed securities	26,367	56	97,054	1,527	123,421	1,583
	$48,593	$409	$127,255	$2,068	$175,848	$2,477

The unrealized losses at both March 31, 2015, and December 31, 2014, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2015, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Gross gains realized	$63	$—
Gross losses realized	(40)	—
Proceeds from sales	41,069	—

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Real estate loans:
Construction and land development	$138,924	$144,773
Commercial - Investor Owned	413,170	413,026
Commercial - Owner Occupied	368,313	357,503
Residential real estate	180,253	185,252
Total real estate loans	1,100,660	1,100,554
Commercial and industrial	1,265,104	1,270,259
Consumer and other	68,830	62,208
Portfolio loans	2,434,594	2,433,021
Unearned loan costs, net	965	895
Portfolio loans, including unearned loan costs	$2,435,559	$2,433,916

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through March 31, 2015, and at December 31, 2014, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Allowance for Loan Losses:
Balance at December 31, 2014	$17,004	$3,625	$4,598	$1,720	$2,830	$408	$30,185
Provision charged to expense	823	(175)	(12)	914	74	(44)	1,580
Losses charged off	(1,484)	—	—	—	(1,073)	(11)	(2,568)
Recoveries	769	127	29	60	26	80	1,091
Balance at March 31, 2015	$17,112	$3,577	$4,615	$2,694	$1,857	$433	$30,288

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Balance March 31, 2015
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$1,196	$297	$—	$1,370	$—	$—	$2,863
Collectively evaluated for impairment	15,916	3,280	4,615	1,324	1,857	433	27,425
Total	$17,112	$3,577	$4,615	$2,694	$1,857	$433	$30,288
Loans - Ending Balance:
Individually evaluated for impairment	$4,250	$3,380	$581	$6,366	$2,655	$—	$17,232
Collectively evaluated for impairment	1,260,854	364,933	412,589	132,558	177,598	69,795	2,418,327
Total	$1,265,104	$368,313	$413,170	$138,924	$180,253	$69,795	$2,435,559

Balance December 31, 2014
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$704	$286	$—	$352	$1,052	$—	$2,394
Collectively evaluated for impairment	16,300	3,339	4,598	1,368	1,778	408	27,791
Total	$17,004	$3,625	$4,598	$1,720	$2,830	$408	$30,185
Loans - Ending Balance:
Individually evaluated for impairment	$5,998	$3,384	$5,036	$6,866	$3,082	$—	$24,366
Collectively evaluated for impairment	1,264,261	354,119	407,990	137,907	182,170	63,103	2,409,550
Total	$1,270,259	$357,503	$413,026	$144,773	$185,252	$63,103	$2,433,916

A summary of Portfolio loans individually evaluated for impairment by category at March 31, 2015 and December 31, 2014, is as follows:

	March 31, 2015
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$5,141	$3,223	$1,068	$4,291	$1,196	$8,956
Real estate:
Commercial - Owner occupied	1,383	759	560	1,319	297	649
Commercial - Investor owned	581	—	581	581	—	632
Construction and land development	7,271	3,881	2,973	6,854	1,370	6,682
Residential	3,707	—	2,696	2,696	—	2,940
Consumer and other	—	—	—	—	—	759
Total	$18,083	$7,863	$7,878	$15,741	$2,863	$20,618

	December 31, 2014
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$8,042	$2,609	$3,464	$6,073	$704	$4,136
Real estate:
Commercial - Owner occupied	1,376	770	519	1,289	286	1,281
Commercial - Investor owned	5,036	—	5,187	5,187	—	4,375
Construction and land development	7,961	419	6,929	7,348	352	7,280
Residential	3,082	2,943	150	3,093	1,052	954
Consumer and other	—	—	—	—	—	581
Total	$25,497	$6,741	$16,249	$22,990	$2,394	$18,607

The following table presents details for past due and impaired loans:

	For the three months ended
(in thousands)	March 31, 2015	March 31, 2014
Total interest income that would have been recognized under original terms	$315	$320
Total cash received and recognized as interest income on non-accrual loans	27	9
Total interest income recognized on impaired loans	13	6

There were no loans over 90 days past due and still accruing interest at March 31, 2015 or December 31, 2014. At March 31, 2015, there were no unadvanced commitments on impaired loans. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments.

The recorded investment in impaired Portfolio loans by category at March 31, 2015 and December 31, 2014, is as follows:

	March 31, 2015
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$4,291	$—	$—	$4,291
Real estate:
Commercial - Investor owned	—	581	—	581
Commercial - Owner occupied	560	759	—	1,319
Construction and land development	6,854	—	—	6,854
Residential	2,696	—	—	2,696
Consumer and other	—	—	—	—
Total	$14,401	$1,340	$—	$15,741

	December 31, 2014
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$6,073	$—	$—	$6,073
Real estate:
Commercial - Investor owned	4,597	590	—	5,187
Commercial - Owner occupied	519	770	—	1,289
Construction and land development	7,348	—	—	7,348
Residential	3,093	—	—	3,093
Consumer and other	—	—	—	—
Total	$21,630	$1,360	$—	$22,990

The recorded investment by category for the Portfolio loans that have been restructured during the three months ended March 31, 2015 and 2014, is as follows:

	Three months ended March 31, 2015			Three months ended March 31, 2014
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—
Real estate:
Commercial - Owner occupied	—	—	—	2	1,292	1,042
Commercial - Investor owned	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	2	$1,292	$1,042

The restructured Portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of March 31, 2015, the Company allocated $0.3 million of specific reserves to the loans that have been restructured.

There were no Portfolio loans that were restructured and subsequently defaulted during the three months ended March 31, 2015 or 2014.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at March 31, 2015 and December 31, 2014 is shown below.

	March 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$2,931	$932	$3,863	$1,261,241	$1,265,104
Real estate:
Commercial - Owner occupied	267	267	534	367,779	368,313
Commercial - Investor owned	—	—	—	413,170	413,170
Construction and land development	—	3,226	3,226	135,698	138,924
Residential	974	1,977	2,951	177,302	180,253
Consumer and other	18	—	18	69,777	69,795
Total	$4,190	$6,402	$10,592	$2,424,967	$2,435,559

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,059	$232	$3,291	$1,266,968	$1,270,259
Real estate:
Commercial - Owner occupied	766	496	1,262	356,241	357,503
Commercial - Investor owned	261	4,450	4,711	408,315	413,026
Construction and land development	702	2,524	3,226	141,547	144,773
Residential	168	—	168	185,084	185,252
Consumer and other	8	—	8	63,095	63,103
Total	$4,964	$7,702	$12,666	$2,421,250	$2,433,916

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at March 31, 2015, which is based upon the most recent analysis performed, and December 31, 2014 is as follows:

	March 31, 2015
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,149,860	$84,786	$29,799	$659	$1,265,104
Real estate:
Commercial - Owner occupied	346,073	17,730	4,510	—	368,313
Commercial - Investor owned	378,017	23,581	11,572	—	413,170
Construction and land development	117,768	13,178	7,276	702	138,924
Residential	162,387	11,681	6,185	—	180,253
Consumer and other	69,473	48	274	—	69,795
Total	$2,223,578	$151,004	$59,616	$1,361	$2,435,559

	December 31, 2014
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,167,751	$62,315	$40,193	$—	$1,270,259
Real estate:
Commercial - Owner occupied	334,347	18,025	5,131	—	357,503
Commercial - Investor owned	372,818	24,088	16,120	—	413,026
Construction and land development	123,260	12,993	8,520	—	144,773
Residential	168,543	11,012	5,697	—	185,252
Consumer and other	62,711	51	341	—	63,103
Total	$2,229,430	$128,484	$76,002	$—	$2,433,916

NOTE 5 - PURCHASE CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(in thousands)	Weighted- Average Risk Rating	Recorded Investment PCI Loans	Weighted- Average Risk Rating	Recorded Investment PCI Loans
Real estate loans:
Construction and land development	6.26	$7,574	6.16	$7,740
Commercial - Investor Owned	7.12	37,524	7.07	39,066
Commercial - Owner Occupied	6.39	20,935	6.35	22,695
Residential real estate	5.52	24,314	5.54	25,121
Total real estate loans		90,347		94,622
Commercial and industrial	6.67	4,125	6.57	4,012
Consumer and other	5.29	316	5.39	469
Purchase credit impaired loans		$94,788		$99,103

The aging of the recorded investment in past due PCI loans by portfolio class and category at March 31, 2015 and December 31, 2014 is shown below:

	March 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$6	$6	$4,119	$4,125
Real estate:
Commercial - Owner occupied	—	3,115	3,115	17,820	20,935
Commercial - Investor owned	—	7,953	7,953	29,571	37,524
Construction and land development	396	—	396	7,178	7,574
Residential	448	2,847	3,295	21,019	24,314
Consumer and other	10	—	10	306	316
Total	$854	$13,921	$14,775	$80,013	$94,788

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$16	$16	$3,996	$4,012
Real estate:
Commercial - Owner occupied	—	2,759	2,759	19,936	22,695
Commercial - Investor owned	878	6,484	7,362	31,704	39,066
Construction and land development	774	—	774	6,966	7,740
Residential	2,020	1,451	3,471	21,650	25,121
Consumer and other	—	12	12	457	469
Total	$3,672	$10,722	$14,394	$84,709	$99,103

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the three months ended March 31, 2015 and 2014.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2015	$178,145	$65,719	$28,733	$83,693
Principal reductions and interest payments	(6,148)	—	—	(6,148)
Accretion of loan discount	—	—	(3,088)	3,088
Changes in contractual and expected cash flows due to remeasurement	(12,159)	(26,187)	8,517	5,511
Reductions due to disposals	(5,623)	(1,709)	(933)	(2,981)
Balance March 31, 2015	$154,215	$37,823	$33,229	$83,163

Balance January 1, 2014	$266,068	$87,438	$53,530	$125,100
Principal reductions and interest payments	(9,849)	—	—	(9,849)
Accretion of loan discount	—	—	(4,560)	4,560
Changes in contractual and expected cash flows due to remeasurement	4,888	10,503	(5,076)	(539)
Reductions due to disposals	(14,297)	(3,142)	(2,042)	(9,113)
Balance March 31, 2014	$246,810	$94,799	$41,852	$110,159

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the three months ended March 31, 2015 is as follows:

(in thousands)	March 31, 2015
Balance at beginning of period	$15,866
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(1,395)
FDIC reimbursable losses, net	(563)
Adjustments reflected in income:
Amortization, net	900
Loan impairment	(2,589)
Reductions for payments on covered assets in excess of expected cash flows	(575)
Balance at end of period	$11,644

Outstanding customer balances on PCI loans were $127.7 million and $135.3 million as of March 31, 2015, and December 31, 2014, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2015, there were no unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2015, and December 31, 2014, are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit	$995,715	$947,424
Standby letters of credit	52,981	50,108

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2015, and December 31, 2014, approximately $73.0 million and $65.9 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments at March 31, 2015 and December 31, 2014.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 2.9 years at March 31, 2015.

Contingencies

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cashflows of the Company or any of its subsidiaries.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

Client-Related Derivative Instruments. The Company enters into interest rate swaps to allow customers to hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments:

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Non-designated hedging instruments
Interest rate swap contracts	$136,924	$141,263	$1,176	$907	$1,176	$907

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three months ended March 31, 2015 and 2014, the gains and losses offset each other due to the Company's hedging of the client swaps.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$100,899	$—	$100,899
Obligations of states and political subdivisions	—	31,976	3,071	35,047
Residential mortgage-backed securities	—	274,115	—	274,115
Total securities available for sale	$—	$406,990	$3,071	$410,061
State tax credits held for sale	—	—	10,286	10,286
Derivative financial instruments	—	1,176	—	1,176
Total assets	$—	$408,166	$13,357	$421,523

Liabilities
Derivative financial instruments	$—	$1,176	$—	$1,176
Total liabilities	$—	$1,176	$—	$1,176

	December 31, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$91,826	$—	$91,826
Obligations of states and political subdivisions	—	31,822	3,059	34,881
Residential mortgage-backed securities	—	273,439	—	273,439
Total securities available for sale	$—	$397,087	$3,059	$400,146
State tax credits held for sale	—	—	11,689	11,689
Derivative financial instruments	—	909	—	909
Total assets	$—	$397,996	$14,748	$412,744

Liabilities
Derivative financial instruments	$—	$907	$—	$907
Total liabilities	$—	$907	$—	$907

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At March 31, 2015, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At March 31, 2015, of the $42.4 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $10.3 million were carried at fair value. The remaining $32.1 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of March 31, 2015 and 2014.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarter ended March 31, 2015 or 2014.

•	Transfers in and/or out of Level 3. There were no transfers in an/or out of Level 3 for the quarter ended March 31, 2015 and 2014.

	Securities available for sale, at fair value
	Three months ended March 31,
(in thousands)	2015	2014
Beginning balance	$3,059	$3,040
Total gains:
Included in other comprehensive income	12	6
Purchases, sales, issuances and settlements:
Purchases	—	—
Transfer in and/or out of Level 3	—	—
Ending balance	$3,071	$3,046

Change in unrealized gains relating to assets still held at the reporting date	$12	$6

	State tax credits held for sale
	Three months ended March 31,
(in thousands)	2015	2014
Beginning balance	$11,689	$16,491
Total gains:
Included in earnings	128	118
Purchases, sales, issuances and settlements:
Sales	(1,531)	(1,709)
Ending balance	$10,286	$14,900

Change in unrealized gains relating to assets still held at the reporting date	$(274)	$(334)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.
The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2015.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended March 31, 2015
Impaired loans	$8,419	$—	$—	$8,419	$(2,568)
Other real estate	463	—	—	463	(41)
Total	$8,882	$—	$—	$8,882	$(2,609)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$56,420	$56,420	$42,903	$42,903
Federal funds sold	48	48	35	35
Interest-bearing deposits	43,865	43,865	63,058	63,058
Securities available for sale	410,061	410,061	400,146	400,146
Securities held to maturity	45,563	45,811	45,985	45,795
Other investments, at cost	11,719	11,719	17,037	17,037
Loans held for sale	7,843	7,843	4,033	4,033
Derivative financial instruments	1,176	1,176	909	909
Portfolio loans, net	2,488,434	2,483,751	2,487,424	2,482,700
State tax credits, held for sale	42,411	46,851	38,309	42,970
Accrued interest receivable	8,061	8,061	7,956	7,956

Balance sheet liabilities
Deposits	2,674,631	2,677,798	2,491,510	2,494,624
Subordinated debentures	56,807	34,557	56,807	34,124
Federal Home Loan Bank advances	6,000	6,000	144,000	144,000
Other borrowings	186,864	186,937	239,883	239,950
Derivative financial instruments	1,176	1,176	907	907
Accrued interest payable	845	845	843	843

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20-Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at March 31, 2015, and December 31, 2014.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at March 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$45,811	$—	$45,811
Portfolio loans, net	—	—	2,483,751	2,483,751
State tax credits, held for sale	—	—	36,565	36,565
Financial Liabilities:
Deposits	2,109,133	—	568,665	2,677,798
Subordinated debentures	—	34,557	—	34,557
Federal Home Loan Bank advances	—	6,000	—	6,000
Other borrowings	—	186,937	—	186,937

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$45,795	$—	$45,795
Portfolio loans, net	—	—	2,482,700	2,482,700
State tax credits, held for sale	—	—	31,281	31,281
Financial Liabilities:
Deposits	1,986,158	—	508,466	2,494,624
Subordinated debentures	—	34,124	—	34,124
Federal Home Loan Bank advances	—	144,000	—	144,000
Other borrowings	—	239,950	—	239,950

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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
FASB ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic

860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The objective of ASU 2014-11 is to amend the accounting for certain secured financing transactions, and requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized asset is retained through a separate agreement with the counterparty. In addition, the guidance requires enhanced disclosures with respect to the types and quality of financial assets pledged in secured financing transactions. The guidance became effective in the first quarter of 2015, except for the disclosures regarding the types and quality of financial assets pledged, which will become effective in the second quarter of 2015. The adoption of the guidance did not have a material impact on the Company's consolidated balance sheets or statements of operations.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2015 compared to the financial condition as of December 31, 2014. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2015, compared to the same period in 2014. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

Executive Summary

Below are highlights of our financial performance for the quarter ended March 31, 2015 as compared to the linked quarter ended December 31, 2014 and prior year quarter ended March 31, 2014.

(in thousands, except per share data)	For the Quarter ended
	March 31, 2015	December 31, 2014	March 31, 2014
EARNINGS
Total interest income	$32,151	$34,385	$34,024
Total interest expense	3,106	3,569	3,658
Net interest income	29,045	30,816	30,366
Provision for portfolio loans	1,580	1,968	1,027
Provision (provision reversal) for purchase credit impaired loans	(3,270)	126	3,304
Net interest income after provision for loan losses	30,735	28,722	26,035

Fee income	5,043	5,790	5,277
Other noninterest income	(1,460)	(938)	(1,355)
Total noninterest income	3,583	4,852	3,922

Total noninterest expenses	19,950	24,795	21,102
Income before income tax expense	14,368	8,779	8,855
Income tax expense	5,022	2,812	3,007
Net income	$9,346	$5,967	$5,848

Basic earnings per share	$0.47	$0.30	$0.30
Diluted earnings per share	0.46	0.30	0.30

Return on average assets	1.16%	0.73%	0.77%
Return on average common equity	11.78%	7.50%	8.26%
Net interest margin (fully tax equivalent)	3.92%	4.13%	4.39%
Efficiency ratio	61.14%	69.52%	61.54%

ASSET QUALITY (1)
Net charge-offs	$1,478	$582	$411
Nonperforming loans	15,143	22,244	15,508
Classified assets	63,001	77,898	78,018
Nonperforming loans to total loans	0.62%	0.91%	0.71%
Nonperforming assets to total assets	0.52%	0.74%	0.81%
Allowance for loan losses to total loans	1.24%	1.24%	1.28%
Net charge-offs to average loans (annualized)	0.25%	0.10%	0.08%

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

	For the Quarter ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
CORE PERFORMANCE MEASURES (1)
Net interest income	$25,587	$25,667	$23,702
Provision for portfolio loans	1,580	1,968	1,027
Noninterest income	5,839	6,438	6,201
Noninterest expense	19,068	20,170	20,384
Income before income tax expense	10,778	9,967	8,492
Income tax expense	3,647	3,264	2,867
Net income	$7,131	$6,703	$5,625

Earnings per share	$0.35	$0.33	$0.28
Return on average assets	0.88%	0.82%	0.74%
Return on average common equity	8.99%	8.43%	7.94%
Net interest margin (fully tax equivalent)	3.46%	3.45%	3.44%
Efficiency ratio	60.67%	62.83%	68.17%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

During the quarter ended March 31, 2015, the Company noted the following:

•
The Company reported net income of $9.3 million for the first three months of 2015, compared to $6.0 million in the linked fourth quarter, and $5.9 million for the same period in 2014. The increase in net income is due to a decrease in noninterest expenses from improved expense control initiatives and reversal of provision for loan losses of PCI loans due to higher expected cash flows.

•
On a core basis[1], net income was $7.1 million, or $0.35 per share for the first three months of 2015, compared to $6.7 million, or $0.33 per share in the linked fourth quarter and $5.6 million, or $0.28 per share in the prior year period. The increase from the prior year was primarily due to increases in earning asset balances, driving growth in core net interest income combined with a reduction in noninterest expenses.

•
Net interest income in the first quarter of 2015 decreased $1.8 million from the linked fourth quarter and $1.3 million from the prior year period due to lower balances of PCI loans, lower accelerated cash flows on PCI loans, and lower interest rates on newly originated loans. These items were partially offset by lower interest expense primarily related to the payoff of debt with higher interest rates in the prior year.

•
On a core basis[1], net interest income remained stable when compared to the linked fourth quarter, and increased 8% from the prior year period due to strong portfolio loan growth and improvements in funding costs during 2014.

•
The Core net interest margin[1], defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, increased 2 basis points from the prior year period primarily due to the managed reductions in funding costs combined with an improved earning asset mix.

•
Fee income, which primarily includes the Company's wealth management revenue, service charges and other fees on deposit accounts, sales of other real estate, and state tax brokerage activity, decreased 9% compared to the prior year period largely due to lower gains on sales of other real estate.

•
Noninterest expense declined 5% and the Company's efficiency ratio improved to 61.14% compared to the prior year period. Core noninterest expenses[1] declined by 6% partially due to lower legal expenses on problem loans and overall expense management .

Balance sheet highlights

•
Loans – Loans totaled $2.5 billion at March 31, 2015, including $94.8 million of purchase credit impaired ("PCI") loans. Portfolio loans excluding PCI loans increased $261.6 million, or 12%, from March 31, 2014. Commercial & Industrial loans increased $204.7 million, or 19%, Consumer and other loans increased $22.3 million, or 47%, Construction loans and Residential real estate loans increased $37.1 million, or 13%, and Commercial Real Estate decreased $2.6 million. See Item 1, Note 4 – Portfolio Loans for more information.

•
Deposits – Total deposits at March 31, 2015 were $2.7 billion, an increase of $222.5 million, or 9%, from March 31, 2014 partially due to enhanced deposit gathering efforts in both commercial and business banking.

•
Asset quality – Nonperforming loans, including troubled debt restructurings, were $15.1 million at March 31, 2015, compared to $15.5 million at March 31, 2014. Nonperforming loans represented 0.62% of portfolio loans at March 31, 2015 versus 0.71% at March 31, 2014. There were no portfolio loans that were 30-89 days delinquent and still accruing at March 31, 2015 or March 31, 2014.

Provision for portfolio loan losses was an expense of $1.6 million for the three months ended March 31, 2015, compared to expense of $1.0 million for the three months ended March 31, 2014. See Item 1, Note 4 – Portfolio Loans and, Provision for Loan Losses and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
	2015			2014
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,391,117	$24,227	4.11%	$2,107,805	$22,381	4.31%
Tax-exempt portfolio loans (2)	38,405	624	6.59	37,622	665	7.17
Purchase credit impaired loans	97,201	4,997	20.85	134,466	8,652	26.09
Total loans	2,526,723	29,848	4.79	2,279,893	31,698	5.64
Taxable investments in debt and equity securities	418,812	2,199	2.13	403,523	2,215	2.23
Non-taxable investments in debt and equity securities (2)	42,968	479	4.52	44,011	484	4.46
Short-term investments	59,312	47	0.32	121,087	66	0.22
Total securities and short-term investments	521,092	2,725	2.12	568,621	2,765	1.97
Total interest-earning assets	3,047,815	32,573	4.33	2,848,514	34,463	4.91
Noninterest-earning assets:
Cash and due from banks	48,232			15,869
Other assets	218,347			263,606
Allowance for loan losses	(46,025)			(43,269)
Total assets	$3,268,369			$3,084,720

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$484,724	$277	0.23%	$214,984	$112	0.21%
Money market accounts	843,245	642	0.31	939,033	742	0.32
Savings	81,408	50	0.25	80,759	49	0.25
Certificates of deposit	526,489	1,591	1.23	621,874	1,750	1.14
Total interest-bearing deposits	1,935,866	2,560	0.54	1,856,650	2,653	0.58
Subordinated debentures	56,807	302	2.16	61,362	407	2.69
Other borrowed funds	274,022	244	0.36	250,381	598	0.97
Total interest-bearing liabilities	2,266,695	3,106	0.56	2,168,393	3,658	0.68
Noninterest bearing liabilities:
Demand deposits	655,095			609,609
Other liabilities	24,807			19,537
Total liabilities	2,946,597			2,797,539
Shareholders' equity	321,772			287,181
Total liabilities & shareholders' equity	$3,268,369			$3,084,720
Net interest income		$29,467			$30,805
Net interest spread			3.77%			4.23%
Net interest margin			3.92%			4.39%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.4 million and $0.2 million for the three months ended March 31, 2015 and 2014 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2015 and 2014. The tax-equivalent adjustments were $0.4 million for the three months ended March 31, 2015 and 2014 respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2015 compared to 2014
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$2,907	$(1,061)	$1,846
Tax-exempt portfolio loans (3)	14	(55)	(41)
Purchase credit impaired loans	(2,119)	(1,536)	(3,655)
Taxable investments in debt and equity securities	82	(98)	(16)
Non-taxable investments in debt and equity securities (3)	(12)	7	(5)
Short-term investments	(42)	23	(19)
Total interest-earning assets	$830	$(2,720)	$(1,890)

Interest paid on:
Interest-bearing transaction accounts	$153	$12	$165
Money market accounts	(74)	(26)	(100)
Savings	—	1	1
Certificates of deposit	(282)	123	(159)
Subordinated debentures	(28)	(77)	(105)
Borrowed funds	51	(405)	(354)
Total interest-bearing liabilities	(180)	(372)	(552)
Net interest income	$1,010	$(2,348)	$(1,338)

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $29.5 million for the three months ended March 31, 2015 compared to $30.8 million for the same period of 2014, a decrease of $1.3 million, or 4%. Total interest income decreased $1.9 million and total interest expense decreased $0.6 million. The tax-equivalent net interest rate margin was 3.92% for the first quarter of 2015, compared to 4.13% for the fourth quarter of 2014, and 4.39% in the first quarter of 2014.

Interest rates remain at historically low levels and continue to negatively impact loan yields leading to lower net interest margins. As seen in the table above, changes in interest rates have led to a $1.1 million, and $1.5 million reduction, in interest income in our portfolio and PCI loans, respectively. Additionally, the run-off of higher yielding PCI loans continue to negatively impact net interest margin leading to a $2.1 million decrease in interest income due to volume. To partially mitigate lower yields on loans, the Company has taken specific actions to lower deposit and other borrowing costs including the prepayment of $50.0 million of FHLB borrowings in December 2014.

Core net interest margin1 was 3.46% for the quarter ended March 31, 2015, compared to 3.44% for the same prior year period.  Core net interest margin1 increased 2 basis points from the prior year quarter primarily due to the managed reductions in funding costs combined with an improved earning asset mix. These factors mitigated continued pressure in portfolio loan yields and reductions in PCI loan balances as those balances continue to run-off. Pressure on loan yields and continued reductions in PCI loan balances could lead to a decline in core net interest margin in 2015.

Purchase Credit Impaired "PCI" Contribution
The following table illustrates the financial contribution of PCI loans and other assets covered under FDIC shared loss agreements for the most recent five quarters.

	For the Quarter ended
(in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Contractual interest income	$1,539	$1,840	$1,701	$1,878	$1,988
Accelerated cash flows and other incremental accretion	3,458	5,149	2,579	4,538	6,664
Estimated funding cost	(317)	(326)	(314)	(349)	(415)
Total net interest income	4,680	6,663	3,966	6,067	8,237
(Provision) benefit for loan losses	3,270	(126)	1,877	470	(3,304)
Gain/(loss) on sale of other real estate	(15)	195	(45)	164	131
Change in FDIC loss share receivable	(2,264)	(1,781)	(2,374)	(2,742)	(2,410)
Change in FDIC clawback liability	(412)	(141)	(1,028)	(143)	111
Other expenses	(471)	(541)	(731)	(832)	(823)
PCI assets income before income tax expense	$4,788	$4,269	$1,665	$2,984	$1,942

At March 31, 2015, the remaining accretable yield on the portfolio was estimated to be $33 million and the non-accretable difference was approximately $38 million. Absent cash flow accelerations or pool impairment, the Company currently estimates average PCI loan balances to be approximately $80 million and income before tax expense on PCI assets will be approximately $8 million to $10 million in 2015.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Three months ended March 31,
(in thousands)	2015	2014	Increase (decrease)
Wealth management revenue	$1,740	$1,722	$18	1%
Service charges on deposit accounts	1,856	1,738	118	7%
Other service charges and fee income	753	637	116	18%
Sale of other real estate	35	552	(517)	(94)%
State tax credit activity, net	674	497	177	36%
Miscellaneous income	781	1,055	(274)	(26)%
Core noninterest income (1)	5,839	6,201	(362)	(6)%
Gain (loss) on sale of other real estate covered under FDIC loss share agreements	(15)	131	(146)	(111)%
Gain on sale of investment securities	23	—	23	—
Change in FDIC loss share receivable	(2,264)	(2,410)	146	(6)%
Total noninterest income	$3,583	$3,922	$(339)	(9)%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income decreased $0.3 million, or 9% in the first quarter of 2015 compared to the first quarter of 2014. Core noninterest income1 declined slightly in the first quarter of 2015 due to lower gains on sale of other real estate than in the first quarter of 2014. Wealth management revenues were flat in the first quarter of 2015. Assets under administration at March 31, 2015 of $1.5 billion grew 2% compared to March 31, 2014.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Three months ended March 31,
(in thousands)	2015	2014	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$11,250	$11,522	$(272)	(2)%
Occupancy - core	1,667	1,614	53	3%
Data processing - core	1,001	1,064	(63)	(6)%
FDIC and other insurance	726	699	27	4%
Professional fees	972	1,267	(295)	(23)%
Loan, legal and other real estate expense - core	131	997	(866)	(87)%
Other - core	3,321	3,221	100	3%
Core noninterest expense (1)	19,068	20,384	(1,316)	(6)%
FDIC clawback	412	(111)	523	(471)%
Other loss share expenses	470	829	(359)	(43)%
Total noninterest expense	$19,950	$21,102	$(1,152)	(5)%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $20.0 million for the quarter ended March 31, 2015, compared to $24.8 million for the quarter ended December 31, 2014, and $21.1 million for the quarter ended March 31, 2014. Core noninterest expenses1, which exclude certain items and expenses directly related to PCI loans and assets covered under loss share agreements decreased to $19.1 million for the quarter ended March 31, 2015, from $20.2 million for the linked quarter and $20.4 million for the prior year period.

The Company's Core efficiency ratio1 was 60.7% for the quarter ended March 31, 2015, compared to 62.8% for the linked quarter, and 68.2% for the prior year period, and reflects lower legal expenses on problem loans, overall expense management and revenue growth trends. Core efficiency ratio is a non-GAAP measure. The attached tables contain a reconciliation of Core efficiency ratio.

The Company anticipates total noninterest expenses to be between $19 million and $21 million per quarter for 2015.

Income Taxes

For the quarter ended March 31, 2015, the Company's income tax expense, which includes both federal and state taxes, was $5.0 million compared to $3.0 million for the same period in 2014. The combined federal and state effective income tax rates were relatively consistent at 35.0% and 34.0% for the quarters ended March 31, 2015, and 2014, respectively.

Summary Balance Sheet

(in thousands)	March 31, 2015	December 31, 2014	Increase (decrease)
Total cash and cash equivalents	$99,333	$100,696	(1,363)	(1.4)%
Securities available for sale	410,061	400,146	9,915	2.5%
Securities held to maturity	45,563	45,985	(422)	(0.9)%
Portfolio loans	2,435,559	2,433,916	1,643	0.1%
Purchase credit impaired loans	94,788	99,103	(4,315)	(4.4)%
Total assets	3,275,295	3,277,003	(1,708)	(0.1)%
Deposits	2,674,631	2,491,510	183,121	7.3%
Total liabilities	2,949,186	2,960,762	(11,576)	(0.4)%
Total shareholders' equity	326,109	316,241	9,868	3.1%

Assets

Loans by Type

The Company grants commercial, residential, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is secured by real estate. The ability of the Company's borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market. The following table summarized the composition of the Company's loan portfolio:

(in thousands)	March 31, 2015	December 31, 2014	Increase (decrease)
Commercial and industrial	$1,265,104	$1,270,259	$(5,155)	(0.4)%
Commercial real estate - Investor owned	413,170	413,026	144	—%
Commercial real estate - Owner occupied	368,313	357,503	10,810	3.0%
Construction and land development	138,924	144,773	(5,849)	(4.0)%
Residential real estate	180,253	185,252	(4,999)	(2.7)%
Consumer and other	69,795	63,103	6,692	10.6%
Portfolio loans	2,435,559	2,433,916	1,643	0.1%
Purchase credit impaired loans	94,788	99,103	(4,315)	(4.4)%
Total loans	$2,530,347	$2,533,019	$(2,672)	(0.1)%

Portfolio loans remained stable at $2.4 billion at March 31, 2015 when compared to the linked quarter. PCI loans totaled $94.8 million at March 31, 2015, a decrease of $4.3 million, or 4.4%, from the linked fourth quarter, primarily as a result of principal paydowns and accelerated loan payoffs.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2015	2014
Allowance at beginning of period, for portfolio loans	$30,185	$27,289
Loans charged off:
Commercial and industrial	(1,484)	(474)
Real estate:
Commercial	—	(586)
Construction and land development	—	(305)
Residential	(1,073)	—
Consumer and other	(11)	(4)
Total loans charged off	(2,568)	(1,369)
Recoveries of loans previously charged off:
Commercial and industrial	769	187
Real estate:
Commercial	156	42
Construction and land development	60	688
Residential	26	41
Consumer and other	80	—
Total recoveries of loans	1,091	958
Net loan chargeoffs	(1,477)	(411)
Provision for loan losses	1,580	1,027
Allowance at end of period, for portfolio loans	$30,288	$27,905

Allowance at beginning of period, for purchase credit impaired loans	$15,410	$15,438
Loans charged off	3	(155)
Recoveries of loans	—	—
Other	(518)	(74)
Net loan chargeoffs	(515)	(229)
Provision (provision reversal) for loan losses	(3,270)	3,304
Allowance at end of period, for purchase credit impaired loans	$11,625	$18,513

Total allowance at end of period	$41,913	$46,418

Excludes purchase credit impaired loans
Average loans	$2,425,962	$2,143,449
Total portfolio loans	2,435,559	2,173,988
Net chargeoffs to average loans (annualized)	0.25%	0.08%
Allowance for loan losses to total loans	1.24	1.28

The provision for loan losses on portfolio loans for the three months ended March 31, 2015 was $1.6 million compared to $1.0 million for the comparable 2014 period. The provision for loan losses for the three month period ended March 31, 2015 was primarily to provide for charge-offs incurred during the quarter.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision for loan losses on PCI loans for the three months ended March 31, 2015 was a benefit of $3.3 million compared to provision of $3.3 million for the comparable 2014 period.

The allowance for loan losses on portfolio loans was 1.24% of total loans at March 31, 2015, and December 31, 2014, compared to 1.28% at March 31, 2014. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio and coverage trends reflect steady improvements in credit quality measures and classified loan levels. The reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to continued strong credit performance, as well as continued improvement in our loss migration results.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Non-accrual loans	$13,805	$20,892	$14,040
Restructured loans	1,338	1,352	1,468
Total nonperforming loans	15,143	22,244	15,508
Foreclosed property (1)	2,024	1,896	10,001
Total nonperforming assets (1)	$17,167	$24,140	$25,509

Excludes assets covered under FDIC loss share (1)
Total assets	$3,275,295	$3,277,003	$3,139,951
Total portfolio loans	2,435,559	2,433,916	2,173,988
Total loans plus foreclosed property	2,437,583	2,435,812	2,183,989
Nonperforming loans to total loans	0.62%	0.91%	0.71%
Nonperforming assets to total loans plus foreclosed property	0.70	0.99	1.17
Nonperforming assets to total assets	0.52	0.74	0.81

Allowance for portfolio loans to nonperforming loans	200%	136%	180%

(1)	Excludes purchase credit impaired loans and assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 1, Note 5 – Purchase Credit Impaired Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Construction and land development	$6,366	$6,866	$7,729
Commercial and industrial	4,250	5,998	4,439
Residential real estate	2,655	3,082	430
Commercial real estate	1,872	6,298	2,910
Consumer and other	—	—	—
Total	$15,143	$22,244	$15,508

The following table summarizes the changes in nonperforming loans for the quarter ending:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonperforming loans beginning of period	$22,244	$18,212	$20,840
Additions to nonaccrual loans	9,796	12,787	2,571
Additions to restructured loans	—	—	790
Chargeoffs	(2,556)	(2,064)	(1,369)
Other principal reductions	(13,891)	(3,437)	(2,457)
Moved to other real estate	(450)	(610)	(4,722)
Moved to performing	—	(2,299)	(145)
Loans past due 90 days or more and still accruing interest	—	(345)	—
Nonperforming loans end of period	$15,143	$22,244	$15,508

Other real estate
Other real estate at March 31, 2015, was $5.6 million, compared to $24.9 million at March 31, 2014. Approximately 64% of total Other real estate, or $3.6 million, is covered by FDIC shared-loss agreements.

The following table summarizes the changes in Other real estate for the quarter ending:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Other real estate beginning of period	$7,840	$11,087	$23,252
Additions and expenses capitalized to prepare property for sale	890	2,401	4,722
Writedowns in value	(224)	(468)	(536)
Sales	(2,922)	(5,180)	(2,539)
Other real estate end of period	$5,584	$7,840	$24,899

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the three months ended March 31, 2015, the Company realized a negligible net gain on the sale of other real estate and recorded these gains as part of Noninterest income.

Liabilities

Liabilities totaled $2.9 billion at March 31, 2015, consistent with balances at December 31, 2014. Liabilities remained stable due to a $183 million increase in total deposits, offset by a decrease of $138 million in short-term Federal Home Loan Bank advances and a decrease of $53 million in other borrowings.

Deposits

(in thousands)	March 31, 2015	December 31, 2014	Increase (decrease)
Demand deposits	$680,997	$642,930	38,067	5.92%
Interest-bearing transaction accounts	494,228	508,941	(14,713)	(2.89)%
Money market accounts	848,139	755,569	92,570	12.25%
Savings	85,769	78,718	7,051	8.96%
Certificates of deposit:
$100 and over	441,775	377,544	64,231	17.01%
Other	123,723	127,808	(4,085)	(3.20)%
Total deposits	$2,674,631	$2,491,510	183,121	7.35%

Non-time deposits / total deposits	79%	80%
Demand deposits / total deposits	25%	26%

Total deposits at March 31, 2015 were $2.7 billion, an increase of $183 million, or 7.4%, from December 31, 2014. The increase in deposits within our money market accounts reflect initiatives to enhance overall deposit levels as well as to improve our funding mix. The composition of our noninterest bearing deposits remained stable at 26% of total deposits at March 31, 2015 compared to December 31, 2014. Growth in balances and the change in composition modestly improved deposit costs during the first quarter when compared to the linked fourth quarter at 0.40%, as compared to 0.41%, and improved from the 0.44% for the prior year period.

Shareholders' Equity
Shareholders' Equity totaled $326 million at March 31, 2015, an increase of $9.9 million from December 31, 2014. Significant activity during the three months ended March 31, 2015:

•	Net income of $9.3 million,

•	Other comprehensive income of $1.7 million from the change in unrealized gain/loss on investment securities,

•	Dividends paid on common stock of $1.1 million

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments. Management believes our current level of cash at the holding company of $12.2 million will be sufficient to meet all projected cash needs for the remainder of 2015.

As of March 31, 2015, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2015, the Bank could borrow an additional $341.3 million from the FHLB of Des Moines under blanket loan pledges and has an additional $680.5 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million. On December 30, 2013, the Company prepaid $30.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 4.09% and a maturity of 3 years and incurred a prepayment penalty of $2.6 million. On December 23, 2014, the Company prepaid an additional $50.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 3.17%, a maturity of 3 years and incurred a prepayment penalty of $2.9 million . These transactions are expected to further reduce our cost of interest bearing liabilities in future periods and will help mitigate net interest margin compression.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $410.1 million of the securities available for sale at March 31, 2015, $251.4 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $158.7 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1,048.7 million in unused commitments as of March 31, 2015. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of March 31, 2015, and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2015. Beginning with reporting for the first quarter of 2015, the Company adopted the Regulatory Capital Framework (Basel III). The Company has implemented the necessary processes and procedures to comply with Basel III.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	March 31, 2015	December 31, 2014
Total capital to risk-weighted assets	12.88%	13.40%
Tier 1 capital to risk-weighted assets	11.62%	12.14%
Common equity tier 1 capital to risk-weighted assets[1]	9.78%	10.15%
Leverage ratio (Tier 1 capital to average assets)	10.76%	10.48%
Tangible common equity to tangible assets[2]	9.01%	8.69%
Tier 1 capital	$346,597	$335,220
Total risk-based capital	383,928	369,867

[1] Not an applicable regulatory ratio until the quarter ended March 31, 2015
[2] Not a required regulatory capital ratio

The decline in regulatory ratios at March 31, 2015 represents the impact of an increase in risk weighted assets under the Basel III guidelines. The Company believes the tangible common equity and Tier 1 common equity ratios are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

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

Core Performance Measures

	For the Quarter ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
CORE PERFORMANCE MEASURES
Net interest income	$29,045	$30,816	$30,366
Less: Incremental accretion income	3,458	5,149	6,664
Core net interest income	25,587	25,667	23,702

Total noninterest income	3,583	4,852	3,922
Less: Change in FDIC loss share receivable	(2,264)	(1,781)	(2,410)
Less: Gain (loss) on sale of other real estate covered under FDIC loss share	(15)	195	131
Less: Gain on sale of investment securities	23	—	—
Core noninterest income	5,839	6,438	6,201

Total core revenue	31,426	32,105	29,903

Provision for portfolio loans	1,580	1,968	1,027

Total noninterest expense	19,950	24,795	21,102
Less: FDIC clawback	412	141	(111)
Less: Other loss share expenses	470	544	829
Less: FHLB prepayment penalty	—	2,936	—
Less: Facilities disposal charge	—	1,004	—
Core noninterest expense	19,068	20,170	20,384

Core income before income tax expense	10,778	9,967	8,492

Total income tax expense	5,022	2,812	3,007
Less: Income tax expense (benefit) of PCI assets	1,375	(452)	140
Core income tax expense	3,647	3,264	2,867
Core net income	$7,131	$6,703	$5,625

Core earnings per share	$0.35	$0.33	$0.28
Core efficiency ratio	60.67%	62.83%	68.17%
Core return on average assets	0.88%	0.82%	0.74%
Core return on average common equity	8.99%	8.43%	7.94%

The Company believes Core net interest margin is an important measure of our financial performance, even though it is a non-GAAP financial measure, because it provides supplemental information by which the evaluate the impact of excess Covered loan accretion on the Company's net interest margin and the Company's operating performance on an ongoing bases, excluding such impact. The table below reconciles Core net interest margin to the most comparable number under U.S. GAAP.

Net Interest Margin to Core Net Interest Margin

	For the Quarter ended
(in thousands)	March 31, 2015	December 31, 2014
Net interest income (fully tax equivalent)	$29,467	$30,803
Less: Incremental accretion income	3,457	6,664
Core net interest income (fully tax equivalent)	$26,010	$24,139

Average earning assets	$3,047,815	$2,848,514
Reported net interest margin (fully tax equivalent)	3.92%	4.39%
Core net interest margin (fully tax equivalent)	3.46%	3.44%

Tangible common equity ratio

(in thousands)	March 31, 2015	December 31, 2014
Total shareholders' equity	$326,109	$316,241
Less: Goodwill	30,334	30,334
Less: Intangible assets	3,880	4,164
Tangible common equity	$291,895	$281,743

Total assets	$3,275,295	$3,277,003
Less: Goodwill	30,334	30,334
Less: Intangible assets	3,880	4,164
Tangible assets	$3,241,081	$3,242,505

Tangible common equity to tangible assets	9.01%	8.69%

Tier 1 common equity ratio

(in thousands)	March 31, 2015	December 31, 2014
Total shareholders' equity	$326,109	$316,241
Less: Goodwill	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities[1]	958	4,164
Less: Unrealized gains	3,379	1,681
Plus: Qualifying trust preferred securities	55,100	55,100
Plus: Other	59	58
Total tier 1 capital	346,597	335,220
Less: Qualifying trust preferred securities	55,100	55,100
Less: Other[1]	23
Common equity tier 1 capital	$291,474	$280,120

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$2,981,811	$2,760,729

Common equity tier 1 capital to risk-weighted assets	9.78%	10.15%

[1] Beginning with quarter ended March 31, 2015, the implementation of revised regulatory capital guidelines under Basel III has resulted in differences in these items when compared to prior periods.

Critical Accounting Policies

The impact and any associated risks related to the Company's critical accounting policies on business operations are described throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	6.4%
+ 200 bp	4.1%
+ 100 bp	1.7%
- 100 bp	-1.1%

Interest rate simulations for March 31, 2015, demonstrate that a rising rate environment will have a positive impact on net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. At March 31, 2015, the Company had $23.8 million in notional amount of outstanding interest rate caps, to help manage interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2015. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II - OTHER INFORMATION

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following tables provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2015.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announces plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2015 through January 31, 2015	—	$—	—	—
February 1, 2015 through February 28, 2015	—	—	—	—
March 1, 2015 through March 31, 2015	11,733	20.83	—	—
Total	11,733		—

(a) Represents shares of the Company’s common stock shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.  These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

ITEM 6: EXHIBITS

Exhibit No.	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Form of Enterprise Financial Services Corp LTIP Grant Agreement (filed herewith).

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at March 31, 2015 and December 31, 2014; (ii) Consolidated Statement of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of April 30, 2015.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer