Form 10-Q
period 2015-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2015-07-31
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2015.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of July 27, 2015, the Registrant had 19,958,260 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$49,498	$42,903
Federal funds sold	45	35
Interest-bearing deposits (including $980 and $980 pledged as collateral)	50,253	57,758
Total cash and cash equivalents	99,796	100,696
Interest-bearing deposits greater than 90 days	1,000	5,300
Securities available for sale	404,928	400,146
Securities held to maturity	44,973	45,985
Loans held for sale	5,446	4,033
Portfolio loans	2,542,555	2,433,916
Less: Allowance for loan losses	31,765	30,185
Portfolio loans, net	2,510,790	2,403,731
Purchase credit impaired loans, net of the allowance for loan losses ($11,594 and $15,410, respectively)	76,050	83,693
Total loans, net	2,586,840	2,487,424
Other real estate not covered under FDIC loss share	1,933	1,896
Other real estate covered under FDIC loss share	7,909	5,944
Other investments, at cost	15,232	17,037
Fixed assets, net	14,726	14,753
Accrued interest receivable	7,920	7,956
State tax credits held for sale, including $9,965 and $11,689 carried at fair value, respectively	42,062	38,309
FDIC loss share receivable	10,332	15,866
Goodwill	30,334	30,334
Intangible assets, net	3,595	4,164
Other assets	94,052	97,160
Total assets	$3,371,078	$3,277,003

Liabilities and Shareholders' Equity
Demand deposits	$658,258	$642,930
Interest-bearing transaction accounts	507,889	508,941
Money market accounts	925,987	755,569
Savings	88,494	78,718
Certificates of deposit:
$100 and over	398,333	377,544
Other	112,597	127,808
Total deposits	2,691,558	2,491,510
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	73,000	144,000
Other borrowings	183,446	234,183
Notes payable	5,100	5,700
Accrued interest payable	820	843
Other liabilities	27,917	27,719
Total liabilities	3,038,648	2,960,762

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,023,019 and 19,913,519 shares issued, respectively	200	199
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	208,541	207,731
Retained earnings	124,183	108,373
Accumulated other comprehensive income	1,249	1,681
Total shareholders' equity	332,430	316,241
Total liabilities and shareholders' equity	$3,371,078	$3,277,003
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$29,875	$29,743	$59,483	$61,187
Interest on debt securities:
Taxable	2,117	2,189	4,258	4,355
Nontaxable	285	299	582	598
Interest on interest-bearing deposits	38	36	85	102
Dividends on equity securities	37	42	95	91
Total interest income	32,352	32,309	64,503	66,333
Interest expense:
Interest-bearing transaction accounts	279	110	556	222
Money market accounts	672	700	1,314	1,442
Savings accounts	54	50	104	99
Certificates of deposit:
$100 and over	1,233	1,336	2,459	2,662
Other	361	419	726	843
Subordinated debentures	308	303	610	710
Federal Home Loan Bank advances	24	456	73	855
Notes payable and other borrowings	141	193	336	392
Total interest expense	3,072	3,567	6,178	7,225
Net interest income	29,280	28,742	58,325	59,108
Provision for portfolio loan losses	2,150	1,348	3,730	2,375
Provision (provision reversal) for purchase credit impaired loan losses	—	(470)	(3,270)	2,834
Net interest income after provision for loan losses	27,130	27,864	57,865	53,899
Noninterest income:
Wealth management revenue	1,778	1,715	3,518	3,437
Service charges on deposit accounts	1,998	1,767	3,854	3,505
Other service charges and fee income	840	702	1,593	1,339
Gain on sale of other real estate	9	717	29	1,400
Gain on state tax credits, net	74	207	748	704
Gain on sale of investment securities	—	—	23	—
Change in FDIC loss share receivable	(945)	(2,742)	(3,209)	(5,152)
Miscellaneous income	2,052	1,039	2,833	2,094
Total noninterest income	5,806	3,405	9,389	7,327
Noninterest expense:
Employee compensation and benefits	11,274	11,853	22,787	23,969
Occupancy	1,621	1,675	3,315	3,315
Data processing	1,127	1,125	2,157	2,251
FDIC and other insurance	665	761	1,391	1,460
Loan legal and other real estate expense	548	1,040	826	2,174
Professional fees	854	592	1,826	1,859
FDIC clawback	50	143	462	32
Other	3,319	3,256	6,644	6,487
Total noninterest expense	19,458	20,445	39,408	41,547

Income before income tax expense	13,478	10,824	27,846	19,679
Income tax expense	4,762	3,664	9,784	6,671
Net income	$8,716	$7,160	$18,062	$13,008

Earnings per common share
Basic	$0.44	$0.36	$0.91	$0.66
Diluted	0.43	0.36	0.90	0.66
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$8,716	$7,160	$18,062	$13,008
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense for three months of $(1,322) and $1,988, and for six months of $(277) and $3,079, respectively	(2,130)	3,202	(418)	4,959
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $0, and $0, and for six months of $9 and $0, respectively	—	—	(14)	—
Total other comprehensive income (loss)	(2,130)	3,202	(432)	4,959
Total comprehensive income	$6,586	$10,362	$17,630	$17,967

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2015	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	—	18,062	—	18,062
Other comprehensive loss	—	—	—	—		(432)	(432)
Cash dividends paid on common shares, $0.1125 per share	—	—	—	—	(2,252)	—	(2,252)
Issuance under equity compensation plans, 109,500 shares, net	—	1	—	(1,081)	—	—	(1,080)
Share-based compensation	—	—	—	1,738	—	—	1,738
Excess tax benefit related to equity compensation plans	—	—	—	153	—	—	153
Balance June 30, 2015	$—	$200	$(1,743)	$208,541	$124,183	$1,249	$332,430

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2014	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	13,008	—	13,008
Other comprehensive income	—	—	—	—	—	4,959	4,959
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(2,086)	—	(2,086)
Issuance under equity compensation plans, 153,007 shares, net	—	1	—	(650)	—	—	(649)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	1,524	—	—	1,524
Excess tax benefit related to equity compensation plans	—	—	—	101	—	—	101
Balance June 30, 2014	$—	$198	$(1,743)	$206,232	$96,298	$579	$301,564

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$18,062	$13,008
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,009	1,077
Provision for loan losses	460	5,209
Deferred income taxes	2,803	3,257
Net amortization of debt securities	1,661	1,910
Amortization of intangible assets	569	651
Gain on sale of investment securities	(23)	—
Mortgage loans originated for sale	(69,434)	(31,543)
Proceeds from mortgage loans sold	68,252	28,184
Gain on sale of other real estate	(29)	(1,400)
Gain on state tax credits, net	(748)	(704)
Excess tax benefit of share-based compensation	(153)	(101)
Share-based compensation	1,738	1,524
Valuation adjustment on other real estate	82	590
Net accretion of loan discount and indemnification asset	(3,382)	(5,818)
Changes in:
Accrued interest receivable	36	294
Accrued interest payable	(23)	(95)
Other assets	(2,601)	(8,250)
Other liabilities	196	(2,754)
Net cash provided by operating activities	18,475	5,039
Cash flows from investing activities:
Net increase in loans	(99,282)	(87,491)
Net cash proceeds received from FDIC loss share receivable	1,574	4,212
Proceeds from the sale of securities, available for sale	41,069	—
Proceeds from the paydown or maturity of securities, available for sale	25,813	22,519
Proceeds from the paydown or maturity of securities, held to maturity	1,078	—
Proceeds from the redemption of other investments	25,746	8,409
Proceeds from the sale of state tax credits held for sale	4,489	3,639
Proceeds from the sale of other real estate	3,723	8,754
Payments for the purchase/origination of:
Available for sale debt and equity securities	(74,069)	(29,853)
Other investments	(19,641)	(11,914)
State tax credits held for sale	(3,425)	—
Fixed assets	(983)	(828)
Net cash used by investing activities	(93,908)	(82,553)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	15,328	21,614
Net increase (decrease) in interest-bearing deposit accounts	184,721	(91,118)
Proceeds from Federal Home Loan Bank advances	531,900	278,600
Repayments of Federal Home Loan Bank advances	(602,900)	(175,000)
Repayments of notes payable	(600)	(4,200)
Net decrease in other borrowings	(50,737)	(37,888)
Cash dividends paid on common stock	(2,252)	(2,086)
Excess tax benefit of share-based compensation	153	101
Issuance of common stock, net	(1,080)	(649)
Net cash provided (used) by financing activities	74,533	(10,626)
Net decrease in cash and cash equivalents	(900)	(88,140)
Cash and cash equivalents, beginning of period	100,696	210,569
Cash and cash equivalents, end of period	$99,796	$122,429
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,201	$7,320
Income taxes	6,517	8,498
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$5,998	$6,158
Sales of other real estate financed	—	1,107
Issuance of common stock from Trust Preferred Securities conversion	—	5,002

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income as reported	$8,716	$7,160	$18,062	$13,008
Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	—	—	—	66
Net income available to common shareholders and assumed conversions	$8,716	$7,160	$18,062	$13,074

Weighted average common shares outstanding	19,978	19,824	19,958	19,673
Incremental shares from assumed conversions of convertible trust preferred securities	—	—	—	115
Additional dilutive common stock equivalents	190	139	211	168
Weighted average diluted common shares outstanding	$20,168	$19,963	$20,169	$19,956

Basic earnings per common share:	$0.44	$0.36	$0.91	$0.66
Diluted earnings per common share:	$0.43	$0.36	$0.90	$0.66

For the three and six months ended June 30, 2015 and 2014, the amount of common stock equivalents excluded from the earnings per share calculations because their effect was anti-dilutive was 0.2 million, and 0.3 million common stock equivalents, respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	June 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,330	$769	$—	$100,099
Obligations of states and political subdivisions	32,274	1,093	(439)	32,928
Agency mortgage-backed securities	270,785	3,157	(2,041)	271,901
Total securities available for sale	$402,389	$5,019	$(2,480)	$404,928
Held to maturity securities:
Obligations of states and political subdivisions	$14,866	$—	$(460)	$14,406
Agency mortgage-backed securities	30,107	—	(378)	29,729
Total securities held to maturity	$44,973	$—	$(838)	$44,135

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$91,355	$624	$(153)	$91,826
Obligations of states and political subdivisions	33,997	1,300	(416)	34,881
Agency mortgage-backed securities	271,430	3,577	(1,568)	273,439
Total securities available for sale	$396,782	$5,501	$(2,137)	$400,146
Held to maturity securities:
Obligations of states and political subdivisions	$14,900	$—	$(325)	$14,575
Agency mortgage-backed securities	31,085	150	(15)	31,220
Total securities held to maturity	$45,985	$150	$(340)	$45,795

At June 30, 2015, and December 31, 2014, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $256.1 million and $315.8 million at June 30, 2015, and December 31, 2014, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,944	$3,985	$—	$—
Due after one year through five years	114,914	116,179	1,177	1,166
Due after five years through ten years	9,846	10,243	10,172	9,896
Due after ten years	2,900	2,620	3,517	3,344
Mortgage-backed securities	270,785	271,901	30,107	29,729
	$402,389	$404,928	$44,973	$44,135

The following table represents a summary of investment securities that had an unrealized loss:

	June 30, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	18,204	574	4,234	325	22,438	899
Agency mortgage-backed securities	113,349	1,683	21,274	736	134,623	2,419
	$131,553	$2,257	$25,508	$1,061	$157,061	$3,318

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$5,399	$10	$24,852	$143	$30,251	$153
Obligations of states and political subdivisions	16,827	343	5,349	398	22,176	741
Agency mortgage-backed securities	26,367	56	97,054	1,527	123,421	1,583
	$48,593	$409	$127,255	$2,068	$175,848	$2,477

The unrealized losses at both June 30, 2015, and December 31, 2014, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2015, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Gross gains realized	$—	$—	$63	$—
Gross losses realized	—	—	(40)	—
Proceeds from sales	—	—	41,069	—

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Commercial and industrial	$1,335,008	$1,270,259
Real estate loans:
Commercial - investor owned	418,111	413,026
Commercial - owner occupied	371,030	357,503
Construction and land development	150,740	144,773
Residential	185,587	185,252
Total real estate loans	1,125,468	1,100,554
Consumer and other	81,051	62,208
Portfolio loans	2,541,527	2,433,021
Unearned loan costs, net	1,028	895
Portfolio loans, including unearned loan costs	$2,542,555	$2,433,916

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through June 30, 2015, and at December 31, 2014, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2014	$17,004	$4,598	$3,625	$1,720	$2,830	$408	$30,185
Provision charged to expense	823	(12)	(175)	914	74	(44)	1,580
Losses charged off	(1,484)	—	—	—	(1,073)	(11)	(2,568)
Recoveries	769	29	127	60	26	80	1,091
Balance at March 31, 2015	$17,112	$4,615	$3,577	$2,694	$1,857	$433	$30,288
Provision charged to expense	2,927	(519)	(347)	(91)	100	80	2,150
Losses charged off	(1,578)	(664)	—	(350)	—	(4)	(2,596)
Recoveries	420	13	1,287	115	87	1	1,923
Balance at June 30, 2015	$18,881	$3,445	$4,517	$2,368	$2,044	$510	$31,765

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance June 30, 2015
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$1,933	$—	$287	$958	$—	$—	$3,178
Collectively evaluated for impairment	16,948	3,445	4,230	1,410	2,044	510	28,587
Total	$18,881	$3,445	$4,517	$2,368	$2,044	$510	$31,765
Loans - Ending balance:
Individually evaluated for impairment	$5,998	$2,261	$3,395	$5,968	$2,507	$—	$20,129
Collectively evaluated for impairment	1,329,010	415,850	367,635	144,772	183,080	82,079	2,522,426
Total	$1,335,008	$418,111	$371,030	$150,740	$185,587	$82,079	$2,542,555

Balance December 31, 2014
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$704	$—	$286	$352	$1,052	$—	$2,394
Collectively evaluated for impairment	16,300	4,598	3,339	1,368	1,778	408	27,791
Total	$17,004	$4,598	$3,625	$1,720	$2,830	$408	$30,185
Loans - Ending balance:
Individually evaluated for impairment	$5,998	$5,036	$3,384	$6,866	$3,082	$—	$24,366
Collectively evaluated for impairment	1,264,261	407,990	354,119	137,907	182,170	63,103	2,409,550
Total	$1,270,259	$413,026	$357,503	$144,773	$185,252	$63,103	$2,433,916

A summary of Portfolio loans individually evaluated for impairment by category at June 30, 2015 and December 31, 2014, is as follows:

	June 30, 2015
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$7,746	$452	$5,638	$6,090	$1,933	$6,728
Real estate loans:
Commercial - investor owned	2,350	1,705	—	1,705	—	863
Commercial - owner occupied	1,433	615	747	1,362	287	1,213
Construction and land development	7,223	3,039	3,499	6,538	958	6,449
Residential	3,558	2,576	—	2,576	—	2,773
Consumer and other	—	—	—	—	—	—
Total	$22,310	$8,387	$9,884	$18,271	$3,178	$18,026

	December 31, 2014
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$8,042	$2,609	$3,464	$6,073	$704	$4,136
Real estate loans:
Commercial - investor owned	5,036	—	5,187	5,187	—	4,375
Commercial - owner occupied	1,376	770	519	1,289	286	1,281
Construction and land development	7,961	419	6,929	7,348	352	7,280
Residential	3,082	2,943	150	3,093	1,052	954
Consumer and other	—	—	—	—	—	581
Total	$25,497	$6,741	$16,249	$22,990	$2,394	$18,607

The following table presents details for past due and impaired loans:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Total interest income that would have been recognized under original terms	$229	$362	$544	$682
Total cash received and recognized as interest income on non-accrual loans	98	19	125	28
Total interest income recognized on impaired loans	14	10	27	16

There were no loans over 90 days past due and still accruing interest at June 30, 2015 or December 31, 2014. At June 30, 2015, there were $1.6 million unadvanced commitments on impaired loans. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments.

The recorded investment in impaired Portfolio loans by category at June 30, 2015 and December 31, 2014, is as follows:

	June 30, 2015
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$6,090	$—	$—	$6,090
Real estate loans:
Commercial - investor owned	1,705	—	—	1,705
Commercial - owner occupied	615	747	—	1,362
Construction and land development	6,538	—	—	6,538
Residential	2,576	—	—	2,576
Consumer and other	—	—	—	—
Total	$17,524	$747	$—	$18,271

	December 31, 2014
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$6,073	$—	$—	$6,073
Real estate loans:
Commercial - investor owned	4,597	590	—	5,187
Commercial - owner occupied	519	770	—	1,289
Construction and land development	7,348	—	—	7,348
Residential	3,093	—	—	3,093
Consumer and other	—	—	—	—
Total	$21,630	$1,360	$—	$22,990

The recorded investment by category for the Portfolio loans that have been restructured during the three and six months ended June 30, 2015 and 2014, is as follows:

	Three months ended June 30, 2015			Three months ended June 30, 2014
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—
Real estate loans:
Commercial - investor owned	—	—	—	1	603	603
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential	—	—	—	1	125	125
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	2	$728	$728

	Six months ended June 30, 2015			Six months ended June 30, 2014
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—
Real estate loans:
Commercial - investor owned	—	—	—	1	603	603
Commercial - owner occupied	—	—	—	2	1,292	1,042
Construction and land development	—	—	—	—	—	—
Residential	—	—	—	1	125	125
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	4	$2,020	$1,770

The restructured Portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of June 30, 2015, the Company allocated $0.3 million of specific reserves to the loans that have been restructured.

There were no Portfolio loans that were restructured and subsequently defaulted during the six months ended June 30, 2015 or 2014.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at June 30, 2015 and December 31, 2014 is shown below.

	June 30, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$1,643	$2,864	$4,507	$1,330,501	$1,335,008
Real estate loans:
Commercial - investor owned	1,685	—	1,685	416,426	418,111
Commercial - owner occupied	—	594	594	370,436	371,030
Construction and land development	—	3,226	3,226	147,514	150,740
Residential	133	2,506	2,639	182,948	185,587
Consumer and other	4	—	4	82,075	82,079
Total	$3,465	$9,190	$12,655	$2,529,900	$2,542,555

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,059	$232	$3,291	$1,266,968	$1,270,259
Real estate loans:
Commercial - investor owned	261	4,450	4,711	408,315	413,026
Commercial - owner occupied	766	496	1,262	356,241	357,503
Construction and land development	702	2,524	3,226	141,547	144,773
Residential	168	—	168	185,084	185,252
Consumer and other	8	—	8	63,095	63,103
Total	$4,964	$7,702	$12,666	$2,421,250	$2,433,916

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at June 30, 2015, which is based upon the most recent analysis performed, and December 31, 2014 is as follows:

	June 30, 2015
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,223,114	$81,660	$30,234	$—	$1,335,008
Real estate loans:
Commercial - investor owned	383,373	23,703	11,035	—	418,111
Commercial - owner occupied	349,481	17,062	4,487	—	371,030
Construction and land development	130,879	12,300	6,859	702	150,740
Residential	168,995	10,610	5,982	—	185,587
Consumer and other	81,545	44	490	—	82,079
Total	$2,337,387	$145,379	$59,087	$702	$2,542,555

	December 31, 2014
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,167,751	$62,315	$40,193	$—	$1,270,259
Real estate loans:
Commercial - investor owned	372,818	24,088	16,120	—	413,026
Commercial - owner occupied	334,347	18,025	5,131	—	357,503
Construction and land development	123,260	12,993	8,520	—	144,773
Residential	168,543	11,012	5,697	—	185,252
Consumer and other	62,711	51	341	—	63,103
Total	$2,229,430	$128,484	$76,002	$—	$2,433,916

NOTE 5 - PURCHASE CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Weighted- Average Risk Rating	Recorded Investment PCI Loans	Weighted- Average Risk Rating	Recorded Investment PCI Loans
Commercial and industrial	6.51	$4,325	6.57	$4,012
Real estate loans:
Commercial - investor owned	7.00	32,615	7.07	39,066
Commercial - owner occupied	6.37	21,381	6.35	22,695
Construction and land development	6.29	7,412	6.16	7,740
Residential	5.54	21,629	5.54	25,121
Total real estate loans		83,037		94,622
Consumer and other	5.15	282	5.39	469
Purchase credit impaired loans		$87,644		$99,103

The aging of the recorded investment in past due PCI loans by portfolio class and category at June 30, 2015 and December 31, 2014 is shown below:

	June 30, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$36	$36	$4,289	$4,325
Real estate loans:
Commercial - investor owned	2,184	3,356	5,540	27,075	32,615
Commercial - owner occupied	647	551	1,198	20,183	21,381
Construction and land development	455	—	455	6,957	7,412
Residential	170	988	1,158	20,471	21,629
Consumer and other	9	—	9	273	282
Total	$3,465	$4,931	$8,396	$79,248	$87,644

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$16	$16	$3,996	$4,012
Real estate loans:
Commercial - investor owned	878	6,484	7,362	31,704	39,066
Commercial - owner occupied	—	2,759	2,759	19,936	22,695
Construction and land development	774	—	774	6,966	7,740
Residential	2,020	1,451	3,471	21,650	25,121
Consumer and other	—	12	12	457	469
Total	$3,672	$10,722	$14,394	$84,709	$99,103

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the six months ended June 30, 2015 and 2014.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2014	$178,145	$65,719	$28,733	$83,693
Principal reductions and interest payments	(13,214)	—	—	(13,214)
Accretion of loan discount	—	—	(5,989)	5,989
Changes in contractual and expected cash flows due to remeasurement	(12,100)	(26,187)	5,304	8,783
Reductions due to disposals	(13,831)	(2,794)	(1,836)	(9,201)
Balance June 30, 2015	$139,000	$36,738	$26,212	$76,050

Balance December 31, 2013	$266,068	$87,438	$53,530	$125,100
Principal reductions and interest payments	(18,089)	—	—	(18,089)
Accretion of loan discount	—	—	(8,601)	8,601
Changes in contractual and expected cash flows due to remeasurement	(3,871)	5	(5,693)	1,817
Reductions due to disposals	(25,552)	(5,440)	(3,648)	(16,464)
Balance June 30, 2014	$218,556	$82,003	$35,588	$100,965

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the six months ended June 30, 2015 is as follows:

(in thousands)
Balance December 31, 2014	$15,866
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(1,574)
FDIC reimbursable losses, net	(751)
Adjustments reflected in income:
Amortization, net	215
Loan impairment	(2,589)
Reductions for payments on covered assets in excess of expected cash flows	(835)
Balance June 30, 2015	$10,332

Outstanding customer balances on PCI loans were $117.7 million and $135.3 million as of June 30, 2015, and December 31, 2014, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2015, there were $1.6 million of unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2015, and December 31, 2014, are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit	$1,027,745	$947,424
Standby letters of credit	52,657	50,108

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2015, and December 31, 2014, approximately $87.9 million and $65.9 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments at June 30, 2015 and December 31, 2014.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 2.8 years at June 30, 2015.

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

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

Client-Related Derivative Instruments. The Company enters into interest rate swaps to allow customers to hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments:

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Non-designated hedging instruments
Interest rate swap contracts	$148,878	$141,263	$1,166	$907	$1,166	$907

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three and six months ended June 30, 2015 and 2014, the gains and losses offset each other due to the Company's hedging of the client swaps with other bank counterparties.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$100,099	$—	$100,099
Obligations of states and political subdivisions	—	29,858	3,070	32,928
Residential mortgage-backed securities	—	271,901	—	271,901
Total securities available for sale	$—	$401,858	$3,070	$404,928
State tax credits held for sale	—	—	9,965	9,965
Derivative financial instruments	—	1,166	—	1,166
Total assets	$—	$403,024	$13,035	$416,059

Liabilities
Derivative financial instruments	$—	$1,166	$—	$1,166
Total liabilities	$—	$1,166	$—	$1,166

	December 31, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$91,826	$—	$91,826
Obligations of states and political subdivisions	—	31,822	3,059	34,881
Residential mortgage-backed securities	—	273,439	—	273,439
Total securities available for sale	$—	$397,087	$3,059	$400,146
State tax credits held for sale	—	—	11,689	11,689
Derivative financial instruments	—	909	—	909
Total assets	$—	$397,996	$14,748	$412,744

Liabilities
Derivative financial instruments	$—	$907	$—	$907
Total liabilities	$—	$907	$—	$907

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At June 30, 2015, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At June 30, 2015, of the $42.1 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $10.0 million were carried at fair value. The remaining $32.1 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of June 30, 2015 and 2014.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarter ended June 30, 2015 or 2014.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarter ended June 30, 2015 and 2014.

	Securities available for sale, at fair value
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$3,071	$3,046	$3,059	$3,040
Total gains:
Included in other comprehensive income	(1)	5	11	11
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	—	—
Ending balance	$3,070	$3,051	$3,070	$3,051

Change in unrealized gains relating to assets still held at the reporting date	$(1)	$5	$11	$11

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$10,286	$14,900	$11,689	$16,491
Total gains:
Included in earnings	66	142	194	260
Purchases, sales, issuances and settlements:
Sales	(387)	(57)	(1,918)	(1,766)
Ending balance	$9,965	$14,985	$9,965	$14,985

Change in unrealized gains relating to assets still held at the reporting date	$(36)	$130	$(310)	$(204)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.
The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of June 30, 2015.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended June 30, 2015	Total losses gains for the six months ended June 30, 2015
Impaired loans	$12,608	$—	$—	$12,608	$(2,596)	$(5,164)
Other real estate	1,270	—	—	1,270	(41)	(82)
Total	$13,878	$—	$—	$13,878	$(2,637)	$(5,246)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$49,498	$49,498	$42,903	$42,903
Federal funds sold	45	45	35	35
Interest-bearing deposits	51,253	51,253	63,058	63,058
Securities available for sale	404,928	404,928	400,146	400,146
Securities held to maturity	44,973	44,135	45,985	45,795
Other investments, at cost	15,232	15,232	17,037	17,037
Loans held for sale	5,446	5,446	4,033	4,033
Derivative financial instruments	1,166	1,166	909	909
Portfolio loans, net	2,586,840	2,581,224	2,487,424	2,482,700
State tax credits, held for sale	42,062	46,549	38,309	42,970
Accrued interest receivable	7,920	7,920	7,956	7,956

Balance sheet liabilities
Deposits	2,691,558	2,693,784	2,491,510	2,494,624
Subordinated debentures	56,807	34,529	56,807	34,124
Federal Home Loan Bank advances	73,000	72,998	144,000	144,000
Other borrowings	188,546	188,533	239,883	239,950
Derivative financial instruments	1,166	1,166	907	907
Accrued interest payable	820	820	843	843

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at June 30, 2015, and December 31, 2014.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at June 30, 2015
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$44,135	$—	$44,135
Portfolio loans, net	—	—	2,581,224	2,581,224
State tax credits, held for sale	—	—	36,584	36,584
Financial Liabilities:
Deposits	2,180,628	—	513,156	2,693,784
Subordinated debentures	—	34,529	—	34,529
Federal Home Loan Bank advances	—	72,998	—	72,998
Other borrowings	—	188,533	—	188,533

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$45,795	$—	$45,795
Portfolio loans, net	—	—	2,482,700	2,482,700
State tax credits, held for sale	—	—	31,281	31,281
Financial Liabilities:
Deposits	1,986,158	—	508,466	2,494,624
Subordinated debentures	—	34,124	—	34,124
Federal Home Loan Bank advances	—	144,000	—	144,000
Other borrowings	—	239,950	—	239,950

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2014-09, "Revenue from Contracts with Customers" In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In April 2015, the FASB tentatively decided to extend the adoption date to annual periods beginning after December 15, 2017, and interim periods within those years. The FASB announced they intend to expose this tentative decision for a 30-day comment period under a proposed ASU during the second quarter of 2015. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

FASB ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The objective of ASU 2014-11 is to amend the accounting for certain secured financing transactions, and requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized asset is retained through a separate agreement with the counterparty. In addition, the guidance requires enhanced disclosures with respect to the types and quality of financial assets pledged in secured financing transactions. The guidance became effective in the first quarter of 2015, except for the disclosures regarding the types and quality of financial assets pledged, which became effective in the second quarter of 2015. The adoption of the guidance did not have a material impact on the Company's consolidated balance sheets or statements of operations.

FASB ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): FASB Accounting Standards Codification-Simplifying the Presentation of Debt Issuance Costs" In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): FASB Accounting Standards Codification-Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The objective is to reduce cost and complexity in accounting standards while maintaining the usefulness of information being provided to users of financial statements. The guidance becomes effective in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis upon adoption, but early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect of this guidance on its consolidated balance sheets and statements of operations.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2015 compared to the financial condition as of December 31, 2014. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2015, compared to the same periods in 2014. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

Executive Summary

Below are highlights of our financial performance for the quarter and year to date period ended June 30, 2015, as compared to the linked quarter ended March 31, 2015, and prior year quarter and year to date period ended June 30, 2014.

(in thousands, except per share data)	For the Quarter ended and At			For the Six Months ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
EARNINGS
Total interest income	$32,352	$32,151	$32,309	$64,503	$66,333
Total interest expense	3,072	3,106	3,567	6,178	7,225
Net interest income	29,280	29,045	28,742	58,325	59,108
Provision for portfolio loans	2,150	1,580	1,348	3,730	2,375
Provision (provision reversal) for purchase credit impaired loans	—	(3,270)	(470)	(3,270)	2,834
Net interest income after provision for loan losses	27,130	30,735	27,864	57,865	53,899

Core noninterest income	6,741	5,839	5,983	12,580	12,184
Other	(935)	(2,256)	(2,578)	(3,191)	(4,857)
Total noninterest income	5,806	3,583	3,405	9,389	7,327

Total noninterest expenses	19,458	19,950	20,445	39,408	41,547
Income before income tax expense	13,478	14,368	10,824	27,846	19,679
Income tax expense	4,762	5,022	3,664	9,784	6,671
Net income	$8,716	$9,346	$7,160	$18,062	$13,008

Basic earnings per share	$0.44	$0.47	$0.36	$0.91	$0.66
Diluted earnings per share	0.43	0.46	0.36	0.90	0.66

Return on average assets	1.06%	1.16%	0.92%	1.11%	0.84%
Return on average common equity	10.56%	11.78%	9.65%	11.16%	8.97%
Return on average tangible common equity	11.77%	13.19%	10.95%	12.47%	10.21%
Net interest margin (fully tax equivalent)	3.85%	3.92%	4.04%	3.88%	4.21%
Efficiency ratio	55.46%	61.14%	63.60%	58.20%	62.54%

ASSET QUALITY (1)
Net charge-offs	$672	$1,478	$831	$2,150	$1,242
Nonperforming loans	17,498	15,143	19,287
Classified assets	61,722	63,001	85,445
Nonperforming loans to total loans	0.69%	0.62%	0.86%
Nonperforming assets to total assets	0.58%	0.52%	0.85%
Allowance for loan losses to total loans	1.25%	1.24%	1.26%
Net charge-offs to average loans (annualized)	0.11%	0.25%	0.15%	0.19%	0.11%

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

	For the Quarter ended and At			For the Six Months ended
(in thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
CORE PERFORMANCE MEASURES (1)
Net interest income	$26,277	$25,587	$24,204	$51,864	$47,906
Provision for portfolio loans	2,150	1,580	1,348	3,730	2,375
Noninterest income	6,741	5,839	5,983	12,580	12,184
Noninterest expense	19,030	19,068	19,468	38,098	39,852
Income before income tax expense	11,838	10,778	9,371	22,616	17,863
Income tax expense	4,134	3,647	3,108	7,781	5,975
Net income	$7,704	$7,131	$6,263	$14,835	$11,888

Diluted earnings per share	$0.38	$0.35	$0.31	$0.74	$0.60
Return on average assets	0.93%	0.88%	0.80%	0.91%	0.77%
Return on average common equity	9.34%	8.99%	8.44%	9.17%	8.20%
Return on average tangible common equity	10.41%	10.06%	9.57%	10.24%	9.33%
Net interest margin (fully tax equivalent)	3.46%	3.46%	3.41%	3.46%	3.42%
Efficiency ratio	57.64%	60.67%	64.49%	59.12%	66.32%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

During the six months ended June 30, 2015, the Company noted the following trends:

•
The Company reported net income of $18.1 million for the six months ended June 30, 2015, compared to $13.0 million for the same period in 2014. The increase in net income over the prior year was primarily due to an increase in reversal of provision for PCI loan loss, an increase in noninterest income, and a decrease in noninterest expenses from lower legal expense on problem loans and expense management.

•
On a core basis[1], net income was $14.8 million, or $0.74 per share for the six months ended June 30, 2015, compared to $11.9 million, or $0.60 per share in the prior year period. The increase was primarily due to increases in earning asset balances, driving growth in core net interest income, combined with a reduction in noninterest expenses and increases in noninterest income from service charges on deposits and other fee income.

•
Net interest income for the first six months of 2015 decreased $0.8 million from the prior year period due to a decline in accelerations from PCI loans. On a core basis[1], net interest income increased 8% when compared to the prior year period due to strong portfolio loan growth and improvements in funding costs during 2014 and 2015.

•
The Core net interest margin[1], defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, increased 4 basis points from the prior year period primarily due to the managed reductions in funding costs combined with an improved earning asset mix.

•
Core noninterest income[1], which primarily includes the Company's wealth management revenue, service charges and other fees on deposit accounts, sales of other real estate, and state tax brokerage activity, increased 3% compared to the prior year period primarily due to an increase in Service charges on deposit accounts and other fees.

•
Noninterest expense declined 5% and the Company's efficiency ratio improved to 58.2% from 62.5% when compared to the prior year. Core noninterest expenses[1] declined 4% when compared to the prior year, and the Core efficiency ratio[1] improved to 59.12% from 66.32% when compared to the prior year period.

Other highlights:

•
The Company's Board approved an increase in the Company’s quarterly cash dividend to $0.07 per common share for the third quarter of 2015 from $0.06, payable on September 30, 2015 to shareholders of record as of the close of business on September 15, 2015.

•	The Company received a $65 million allocation of New Markets Tax Credits ("NMTC"), which is the fourth allocation of NMTC received in the past five years, for a total of $183 million.

•
The Company's Board also authorized the repurchase of up to 2 million common shares, representing approximately 10% of the Company’s currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions. During the second quarter of 2015, the Company did not repurchase any shares pursuant to this publicly announced program.

Balance sheet highlights:

•
Loans – Loans totaled $2.6 billion at June 30, 2015, including $87.6 million of purchase credit impaired ("PCI") loans. Portfolio loans excluding PCI loans increased $291.5 million, or 13%, from June 30, 2014. Commercial and industrial loans increased $199.9 million, or 18%, Consumer and other loans increased $32.5 million, or 66%, Construction loans and Residential real estate loans increased $25.3 million, or 8%, and Commercial real estate increased $33.7 million. See Item 1, Note 4 – Portfolio Loans for more information.

•
Deposits – Total deposits at June 30, 2015 were $2.7 billion, an increase of $226.1 million, or 9%, from June 30, 2014, partially due to enhanced deposit gathering efforts in both commercial and business banking.

•
Asset quality – Nonperforming loans, including troubled debt restructurings, were $17.5 million at June 30, 2015, compared to $19.3 million at June 30, 2014. Nonperforming loans represented 0.69% of portfolio loans at June 30, 2015 versus 0.86% at June 30, 2014. There were no portfolio loans that were over 90 days delinquent and still accruing at June 30, 2015 or June 30, 2014.

Provision for portfolio loan losses was an expense of $3.7 million for the six months ended June 30, 2015, compared to expense of $2.4 million for the six months ended June 30, 2014. See Item 1, Note 4 – Portfolio Loans and, Provision for Loan Losses and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2015			2014
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,450,453	$25,273	4.14%	$2,196,080	$22,988	4.20%
Tax-exempt portfolio loans (2)	38,443	627	6.54	33,324	547	6.58
Purchase credit impaired loans	92,168	4,212	18.33	123,476	6,416	20.84
Total loans	2,581,064	30,112	4.68	2,352,880	29,951	5.11
Taxable investments in debt and equity securities	421,912	2,154	2.05	425,026	2,231	2.11
Non-taxable investments in debt and equity securities (2)	41,895	459	4.39	43,795	481	4.41
Short-term investments	51,423	38	0.30	74,282	36	0.19
Total securities and short-term investments	515,230	2,651	2.06	543,103	2,748	2.03
Total interest-earning assets	3,096,294	32,763	4.24	2,895,983	32,699	4.53
Noninterest-earning assets:
Cash and due from banks	48,599			16,450
Other assets	208,897			261,202
Allowance for loan losses	(43,212)			(47,124)
Total assets	$3,310,578			$3,126,511

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$506,073	$279	0.22%	$229,918	$110	0.19%
Money market accounts	879,685	672	0.31	900,111	700	0.31
Savings	86,860	54	0.25	80,817	50	0.25
Certificates of deposit	539,387	1,594	1.19	605,394	1,755	1.16
Total interest-bearing deposits	2,012,005	2,599	0.52	1,816,240	2,615	0.58
Subordinated debentures	56,807	308	2.18	56,807	303	2.14
Other borrowed funds	230,492	165	0.29	339,331	649	0.77
Total interest-bearing liabilities	2,299,304	3,072	0.54	2,212,378	3,567	0.65
Noninterest bearing liabilities:
Demand deposits	655,635			594,977
Other liabilities	24,640			21,541
Total liabilities	2,979,579			2,828,896
Shareholders' equity	330,999			297,615
Total liabilities & shareholders' equity	$3,310,578			$3,126,511
Net interest income		$29,691			$29,132
Net interest spread			3.70%			3.88%
Net interest margin			3.85%			4.03%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.5 million and $0.1 million for the three months ended June 30, 2015 and 2014 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2015 and 2014. The tax-equivalent adjustments were $0.4 million for the three months ended June 30, 2015 and 2014.

	Six months ended June 30,
	2015			2014
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,420,949	$49,498	4.12%	$2,152,186	$45,369	4.25%
Tax-exempt portfolio loans (2)	38,424	1,252	6.57	35,461	1,211	6.89
Purchase credit impaired loans	94,670	9,209	19.62	128,941	15,068	23.57
Total loans	2,554,043	59,959	4.73	2,316,588	61,648	5.37
Taxable investments in debt and equity securities	420,371	4,353	2.09	414,334	4,446	2.16
Non-taxable investments in debt and equity securities (2)	42,429	939	4.46	43,902	965	4.43
Short-term investments	55,345	85	0.31	97,555	102	0.21
Total securities and short-term investments	518,145	5,377	2.09	555,791	5,513	2.00
Total interest-earning assets	3,072,188	65,336	4.29	2,872,379	67,161	4.72
Noninterest-earning assets:
Cash and due from banks	48,417			16,161
Other assets	213,596			262,398
Allowance for loan losses	(44,611)			(45,207)
Total assets	$3,289,590			$3,105,731

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$495,457	$556	0.23%	$222,492	$222	0.20%
Money market accounts	861,565	1,314	0.31	919,464	1,442	0.32
Savings	84,149	104	0.25	80,789	99	0.25
Certificates of deposit	532,974	3,185	1.21	613,589	3,505	1.15
Total interest-bearing deposits	1,974,145	5,159	0.53	1,836,334	5,268	0.58
Subordinated debentures	56,807	610	2.17	59,072	710	2.42
Other borrowed funds	252,137	409	0.33	295,101	1,247	0.85
Total interest-bearing liabilities	2,283,089	6,178	0.55	2,190,507	7,225	0.67
Noninterest bearing liabilities:
Demand deposits	655,367			602,253
Other liabilities	24,723			20,544
Total liabilities	2,963,179			2,813,304
Shareholders' equity	326,411			292,427
Total liabilities & shareholders' equity	$3,289,590			$3,105,731
Net interest income		$59,158			$59,936
Net interest spread			3.74%			4.05%
Net interest margin			3.88%			4.21%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.9 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

(2)	Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2015 and 2014. The tax-equivalent adjustments were $0.8 million for the six months ended June 30, 2015 and 2014.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2015 compared to 2014
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$2,628	$(343)	$2,285	$5,528	$(1,399)	$4,129
Tax-exempt portfolio loans (3)	83	(3)	80	98	(57)	41
Purchase credit impaired loans	(1,494)	(710)	(2,204)	(3,593)	(2,266)	(5,859)
Taxable investments in debt and equity securities	(16)	(61)	(77)	64	(157)	(93)
Non-taxable investments in debt and equity securities (3)	(21)	(1)	(22)	(33)	7	(26)
Short-term investments	(13)	15	2	(54)	37	(17)
Total interest-earning assets	$1,167	$(1,103)	$64	$2,010	$(3,835)	$(1,825)

Interest paid on:
Interest-bearing transaction accounts	$150	$19	$169	$303	$31	$334
Money market accounts	(16)	(12)	(28)	(89)	(39)	(128)
Savings	4	—	4	4	1	5
Certificates of deposit	(194)	33	(161)	(476)	156	(320)
Subordinated debentures	—	5	5	(26)	(74)	(100)
Borrowed funds	(164)	(320)	(484)	(161)	(677)	(838)
Total interest-bearing liabilities	(220)	(275)	(495)	(445)	(602)	(1,047)
Net interest income	$1,387	$(828)	$559	$2,455	$(3,233)	$(778)

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $29.7 million for the three months ended June 30, 2015, compared to $29.1 million for the same period of 2014, an increase of $0.6 million, or 2%. Total interest income increased $0.1 million and total interest expense decreased $0.5 million. The tax-equivalent net interest rate margin was 3.85% for the second quarter of 2015, compared to 3.92% for the first quarter of 2015, and 4.03% in the second quarter of 2014.

Net interest income (on a tax equivalent basis) was $59.2 million for the six months ended June 30, 2015, compared to $59.9 million for the same period of 2014, a decrease of $0.8 million, or 1%. Total interest income decreased $1.8 million and total interest expense decreased $1.0 million. The tax-equivalent net interest rate margin was 3.88% for the six months ended June 30, 2015, compared to 4.21% for the six months ended June 30, 2014.

Interest rates remain at historically low levels and continue to negatively impact loan yields leading to lower net interest margins. As seen in the table above, during the six months ended June 30, 2015, changes in interest rates have led to a $1.4 million, and $2.3 million reduction in interest income in our portfolio and PCI loans, respectively.

Additionally, the run-off of higher yielding PCI loans continue to negatively impact net interest margin leading to a $3.6 million decrease in interest income due to volume. To partially mitigate lower yields on loans, the Company managed deposit costs lower and decreased other borrowing costs including the prepayment of $50.0 million of FHLB borrowings in December 2014.

Core net interest margin1 was 3.46% for the quarter ended June 30, 2015, compared to 3.41% for the same prior year period.  Core net interest margin1 increased 5 basis points from the prior year quarter primarily due to the managed reductions in funding costs combined with an improved earning asset mix. These factors mitigated continued pressure in portfolio loan yields and reductions in PCI loan balances as those balances continue to run-off. Pressure on loan yields and continued reductions in PCI loan balances could lead to a modest decline in core net interest margin in the second half of 2015.

Purchase Credit Impaired "PCI" Contribution
The following table illustrates the financial contribution of PCI loans and other assets covered under FDIC shared loss agreements for the most recent five quarters.

	For the Quarter ended
(in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Contractual interest income	$1,209	$1,539	$1,840	$1,701	$1,878
Accelerated cash flows and other incremental accretion	3,003	3,458	5,149	2,579	4,538
Estimated funding cost	(329)	(317)	(326)	(314)	(349)
Total net interest income	3,883	4,680	6,663	3,966	6,067
(Provision) benefit for loan losses	—	3,270	(126)	1,877	470
Gain (loss) on sale of other real estate	10	(15)	195	(45)	164
Change in FDIC loss share receivable	(945)	(2,264)	(1,781)	(2,374)	(2,742)
Change in FDIC clawback liability	(50)	(412)	(141)	(1,028)	(143)
Other expenses	(378)	(471)	(541)	(731)	(832)
PCI assets income before income tax expense	$2,520	$4,788	$4,269	$1,665	$2,984

At June 30, 2015, the remaining accretable yield on the portfolio was estimated to be $26 million and the non-accretable difference was approximately $37 million. Absent cash flow accelerations or pool impairment, the Company currently estimates average PCI loan balances to be approximately $80 million, and income before tax expense on PCI assets will be approximately $9 million to $12 million in 2015.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended June 30,
(in thousands)	2015	2014	Increase (decrease)
Wealth management revenue	$1,778	$1,715	$63	4%
Service charges on deposit accounts	1,998	1,767	231	13%
Other service charges and fee income	840	702	138	20%
Sale of other real estate	(1)	553	(554)	(100)%
State tax credit activity, net	74	207	(133)	(64)%
Miscellaneous income	2,052	1,039	1,013	97%
Core noninterest income (1)	6,741	5,983	758	13%
Gain (loss) on sale of other real estate covered under FDIC loss share agreements	10	164	(154)	(94)%
Change in FDIC loss share receivable	(945)	(2,742)	1,797	(66)%
Total noninterest income	$5,806	$3,405	$2,401	71%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Six months ended June 30,
(in thousands)	2015	2014	Increase (decrease)
Wealth management revenue	$3,518	$3,437	$81	2%
Service charges on deposit accounts	3,854	3,505	349	10%
Other service charges and fee income	1,593	1,339	254	19%
Sale of other real estate	34	1,105	(1,071)	(97)%
State tax credit activity, net	748	704	44	6%
Miscellaneous income	2,833	2,094	739	35%
Core noninterest income (1)	12,580	12,184	396	3%
Gain (loss) on sale of other real estate covered under FDIC loss share agreements	(5)	295	(300)	(102)%
Gain on sale of investment securities	23	—	23	—
Change in FDIC loss share receivable	(3,209)	(5,152)	2,742	(53)%
Total noninterest income	$9,389	$7,327	$2,062	28%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $2.1 million, or 28% in the first six months of 2015 compared to the first six months of 2014. Core noninterest income1 grew 3% in the first six months of 2015 due to an allocation fee from a tax credit project, increases in fees earned from recoveries, gain on sales of mortgages, and swap fee income. Wealth management revenues increased by 2% in the first six months of 2015 when compared to the prior year period due to an increase in Trust assets under administration.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended June 30,
(in thousands)	2015	2014	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$11,030	$11,465	$(435)	(4)%
Occupancy - core	1,598	1,648	(50)	(3)%
Data processing - core	1,097	1,057	40	4%
FDIC and other insurance	665	761	(96)	(13)%
Professional fees - core	837	582	255	44%
Loan, legal and other real estate expense - core	490	709	(219)	(31)%
Other - core	3,313	3,246	67	2%
Core noninterest expense (1)	19,030	19,468	(438)	(2)%
FDIC clawback	50	143	(93)	(65)%
Other loss share expenses	378	834	(456)	(55)%
Total noninterest expense	$19,458	$20,445	$(987)	(5)%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Six months ended June 30,
(in thousands)	2015	2014	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$22,280	$22,987	$(707)	(3)%
Occupancy - core	3,265	3,262	3	—%
Data processing - core	2,097	2,120	(23)	(1)%
FDIC and other insurance	1,391	1,460	(69)	(5)%
Professional fees - core	1,809	1,848	(39)	(2)%
Loan, legal and other real estate expense - core	621	1,706	(1,085)	(64)%
Other - core	6,635	6,469	166	3%
Core noninterest expense (1)	38,098	39,852	(1,754)	(4)%
FDIC clawback	462	32	430	1,344%
Other loss share expenses	848	1,663	(815)	(49)%
Total noninterest expense	$39,408	$41,547	$(2,139)	(5)%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $39.4 million for the six months ended June 30, 2015, compared to $41.5 million for the six months ended June 30, 2014. Core noninterest expenses1, which exclude certain items and expenses directly related to PCI loans and assets covered under loss share agreements decreased to $38.1 million for the six months ended June 30, 2015, from $39.9 million for the prior year period.

The Company's Core efficiency ratio1 was 59.1% for the six months ended June 30, 2015, compared to 66.3% for the prior year, and reflects lower legal expenses on problem loans, overall expense management and revenue growth trends. Core efficiency ratio is a non-GAAP measure. The attached tables contain a reconciliation of Core efficiency ratio.

The Company anticipates total noninterest expenses to be between $19 million and $21 million per quarter for 2015.

Income Taxes

The Company's income tax expense for the three and six months ended June 30, 2015, which includes both federal and state taxes, was $4.8 million and $9.8 million, respectively, compared to $3.7 million and $6.7 million for the same periods of 2014. The combined federal and state effective income tax rates were 35.3% and 33.9% for the quarters ended June 30, 2015, and 2014, respectively. The increase in the effective tax rate was primarily due to higher net income in 2015 lessening the impact of permanent nontaxable items.

Summary Balance Sheet

(in thousands)	June 30, 2015	December 31, 2014	Increase (decrease)
Total cash and cash equivalents	$99,796	$100,696	(900)	(0.9)%
Securities available for sale	404,928	400,146	4,782	1.2%
Securities held to maturity	44,973	45,985	(1,012)	(2.2)%
Portfolio loans	2,542,555	2,433,916	108,639	4.5%
Purchase credit impaired loans	87,644	99,103	(11,459)	(11.6)%
Total assets	3,371,078	3,277,003	94,075	2.9%
Deposits	2,691,558	2,491,510	200,048	8.0%
Total liabilities	3,038,648	2,960,762	77,886	2.6%
Total shareholders' equity	332,430	316,241	16,189	5.1%

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

(in thousands)	June 30, 2015	December 31, 2014	Increase (decrease)
Commercial and industrial	$1,335,008	$1,270,259	$64,749	5.1%
Commercial real estate - investor owned	418,111	413,026	5,085	1.2%
Commercial real estate - owner occupied	371,030	357,503	13,527	3.8%
Construction and land development	150,740	144,773	5,967	4.1%
Residential real estate	185,587	185,252	335	0.2%
Consumer and other	82,079	63,103	18,976	30.1%
Portfolio loans	2,542,555	2,433,916	108,639	4.5%
Purchase credit impaired loans	87,644	99,103	(11,459)	(11.6)%
Total loans	$2,630,199	$2,533,019	$97,180	3.8%

Portfolio loans grew by $109 million to $2.5 billion at June 30, 2015 when compared to December 31, 2014. PCI loans totaled $87.6 million at June 30, 2015, a decrease of $11.5 million, or 11.6%, from December 31, 2014, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates loan growth from selected specialized market segments:

(in thousands)	June 30, 2015	December 31, 2014	Change	% Change
Enterprise value lending	251,018	202,468	48,550	24.0%
Life insurance premium financing	239,182	220,909	18,273	8.3%

These specialized market segments are primarily C&I loans and have contributed significantly to the Company's loan growth in the first six months of 2015. These loans are sourced through relationships developed with private equity funds and estate planning, and are not bound geographically by our traditional three markets.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Allowance at beginning of period, for portfolio loans	$30,288	$27,905	$30,185	$27,289
Loans charged off:
Commercial and industrial	(1,578)	(1,005)	(3,062)	(1,479)
Real estate:
Commercial	(664)	(88)	(664)	(674)
Construction and land development	(350)	—	(350)	(305)
Residential	—	—	(1,073)	—
Consumer and other	(4)	—	(15)	(4)
Total loans charged off	(2,596)	(1,093)	(5,164)	(2,462)
Recoveries of loans previously charged off:
Commercial and industrial	420	154	1,189	341
Real estate:
Commercial	1,300	33	1,456	75
Construction and land development	115	36	175	724
Residential	87	39	113	80
Consumer and other	1	—	81	—
Total recoveries of loans	1,923	262	3,014	1,220
Net loan chargeoffs	(673)	(831)	(2,150)	(1,242)
Provision for loan losses	2,150	1,348	3,730	2,375
Allowance at end of period, for portfolio loans	$31,765	$28,422	$31,765	$28,422

Allowance at beginning of period, for purchase credit impaired loans	$11,625	$18,513	$15,410	$15,438
Loans charged off	(5)	(9)	(2)	(164)
Recoveries of loans	—	—	—	—
Other	(26)	(495)	(544)	(569)
Net loan chargeoffs	(31)	(504)	(546)	(733)
Provision (provision reversal) for loan losses	—	(470)	(3,270)	2,834
Allowance at end of period, for purchase credit impaired loans	$11,594	$17,539	$11,594	$17,539

Total allowance at end of period	$43,359	$45,961	$43,359	$45,961

Excludes purchase credit impaired loans
Average loans	$2,482,291	$2,225,669	$2,255,180	$2,184,786
Total portfolio loans	2,542,555	2,251,102	2,542,555	2,251,102
Net chargeoffs to average loans (annualized)	0.11%	0.15%	0.19%	0.11%
Allowance for loan losses to total loans	1.25	1.26	1.25	1.26

The provision for loan losses on portfolio loans for the six months ended June 30, 2015 was $3.7 million compared to $2.4 million for the comparable 2014 period. The provision for loan losses for the six month period ended June 30, 2015 was primarily to provide for strong loan growth and to provide for changes in charge-off trends.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. There was $3.3 million of provision reversal for loan losses on PCI loans for the six months ended June 30, 2015, compared to provision of $2.8 million for the comparable 2014 period.

The allowance for loan losses on portfolio loans was 1.25% of total loans at June 30, 2015 compared to 1.26% at June 30, 2014. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio and coverage trends reflect steady improvements in credit quality measures and classified loan levels. The reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to continued strong credit performance, as well as continued improvement in our loss migration results.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Non-accrual loans	$16,751	$20,892	$17,787
Restructured loans	747	1,352	1,499
Total nonperforming loans	17,498	22,244	19,286
Foreclosed property (1)	1,933	1,896	7,613
Total nonperforming assets (1)	$19,431	$24,140	$26,899

Excludes assets covered under FDIC loss share (1)
Total assets	$3,371,078	$3,277,003	$3,175,441
Total portfolio loans	2,542,555	2,433,916	2,251,102
Total loans plus foreclosed property	2,544,488	2,435,812	2,258,715
Nonperforming loans to total loans	0.69%	0.91%	0.86%
Nonperforming assets to total loans plus foreclosed property	0.76	0.99	1.19
Nonperforming assets to total assets	0.58	0.74	0.85

Allowance for portfolio loans to nonperforming loans	182%	136%	147%

(1)	Excludes purchase credit impaired loans and assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 1, Note 5 – Purchase Credit Impaired Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial and industrial	5,998	5,998	4,059
Commercial real estate	3,026	6,298	7,261
Construction and land development	$5,968	$6,866	$7,422
Residential real estate	2,506	3,082	545
Consumer and other	—	—	—
Total	$17,498	$22,244	$19,287

The following table summarizes the changes in nonperforming loans:

	Six months ended June 30,
(in thousands)	2015	2014
Nonperforming loans beginning of period	$22,244	$20,840
Additions to nonaccrual loans	16,100	10,283
Additions to restructured loans	—	1,522
Chargeoffs	(5,297)	(2,462)
Other principal reductions	(14,523)	(6,029)
Moved to other real estate	(450)	(4,722)
Moved to performing	(576)	(145)
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming loans end of period	$17,498	$19,287

Other real estate
Other real estate at June 30, 2015, was $9.8 million, compared to $20.4 million at June 30, 2014. Approximately 80% of total Other real estate, or $7.9 million, is covered by FDIC shared-loss agreements.

The following table summarizes the changes in Other real estate:

	Six months ended June 30,
(in thousands)	2015	2014
Other real estate beginning of period	$7,840	$23,252
Additions and expenses capitalized to prepare property for sale	5,998	6,158
Writedowns in value	(295)	(1,410)
Sales	(3,701)	(7,566)
Other real estate end of period	$9,842	$20,434

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the three months ended June 30, 2015, the Company realized a negligible net gain on the sale of other real estate and recorded these gains as part of Noninterest income.

Liabilities

Liabilities totaled $3.0 billion at June 30, 2015, consistent with balances at December 31, 2014. Liabilities remained relatively stable due to a $200 million increase in total deposits, offset by a decrease of $71 million in short-term Federal Home Loan Bank advances and a decrease of $51 million in other borrowings.

Deposits

(in thousands)	June 30, 2015	December 31, 2014	Increase (decrease)
Demand deposits	$658,258	$642,930	15,328	2.38%
Interest-bearing transaction accounts	507,889	508,941	(1,052)	(0.21)%
Money market accounts	925,987	755,569	170,418	22.55%
Savings	88,494	78,718	9,776	12.42%
Certificates of deposit:
$100 and over	398,333	377,544	20,789	5.51%
Other	112,597	127,808	(15,211)	(11.90)%
Total deposits	$2,691,558	$2,491,510	200,048	8.03%

Non-time deposits / total deposits	81%	80%
Demand deposits / total deposits	24%	26%

Total deposits at June 30, 2015 were $2.7 billion, an increase of $200 million, or 8.0%, from December 31, 2014. The increase in deposits within our money market accounts reflects initiatives to enhance overall deposit levels as well as to improve our funding mix. The composition of our noninterest bearing deposits remained relatively stable at 24% of total deposits at June 30, 2015 compared to December 31, 2014. Growth in balances and the change in composition modestly improved deposit costs during the second quarter when compared to the linked first quarter at 0.39%, as compared to 0.40%, and improved from the 0.43% for the prior year period.

Shareholders' Equity
Shareholders' equity totaled $332 million at June 30, 2015, an increase of $16.2 million from December 31, 2014. Significant activity during the six months ended June 30, 2015:

•	Net income of $18.1 million,

•	Other comprehensive losses of $0.4 million from the change in unrealized gains on investment securities,

•	Dividends paid on common stock of $2.3 million.

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments. Management believes our current level of cash at the holding company of $10.8 million will be sufficient to meet all projected cash needs for the remainder of 2015.

As of June 30, 2015, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2015, the Bank could borrow an additional $271.7 million from the FHLB of Des Moines under blanket loan pledges and has an additional $707.6 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million. On December 30, 2013, the Company prepaid $30.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 4.09% and a maturity of 3 years and incurred a prepayment penalty of $2.6 million. On December 23, 2014, the Company prepaid an additional $50.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 3.17%, a maturity of 3 years and incurred a prepayment penalty of $2.9 million. These transactions have reduced our cost of interest bearing liabilities and continue to help mitigate net interest margin compression.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $404.9 million of the securities available for sale at June 30, 2015, $256.1 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $148.8 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1,080.4 million in unused commitments as of June 30, 2015. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of June 30, 2015, and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2015. Beginning with reporting for the first quarter of 2015, the Company adopted the Regulatory Capital Framework (Basel III). The Company has implemented the necessary processes and procedures to comply with Basel III.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	June 30, 2015	December 31, 2014
Total capital to risk-weighted assets	12.68%	13.40%
Tier 1 capital to risk-weighted assets	11.43%	12.14%
Common equity tier 1 capital to risk-weighted assets[1]	9.66%	10.15%
Leverage ratio (Tier 1 capital to average assets)	10.83%	10.48%
Tangible common equity to tangible assets[2]	8.94%	8.69%
Tier 1 capital	$355,118	$335,220
Total risk-based capital	394,000	369,867

[1] Not an applicable regulatory ratio until the quarter ended March 31, 2015
[2] Not a required regulatory capital ratio

The decline in regulatory ratios at June 30, 2015 represents the impact of an increase in risk weighted assets under the Basel III guidelines. The Company believes the tangible common equity ratio and the common equity tier 1 capital ratio are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

Use of Non-GAAP Financial Measures:

The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") in the U.S. and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as Core net interest margin, tangible common equity ratio and common equity tier 1 capital ratio, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that exclude (or include) amounts included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.
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
The Company believes the tangible common equity and common equity tier 1 capital ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures and provide useful information about the Company's capital adequacy. The tables below contain reconciliations of these ratios to the most comparable measure under U.S. GAAP.

Core Performance Measures

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
CORE PERFORMANCE MEASURES
Net interest income	$29,280	$28,742	$58,325	$59,108
Less: Incremental accretion income	3,003	4,538	6,461	11,202
Core net interest income	26,277	24,204	51,864	47,906

Total noninterest income	5,806	3,405	9,389	7,327
Less: Change in FDIC loss share receivable	(945)	(2,742)	(3,209)	(5,152)
Less: Gain (loss) on sale of other real estate covered under FDIC loss share	10	164	(5)	295
Less: Gain on sale of investment securities	—	—	23	—
Core noninterest income	6,741	5,983	12,580	12,184

Total core revenue	33,018	30,187	64,444	60,090

Provision for portfolio loans	2,150	1,348	3,730	2,375

Total noninterest expense	19,458	20,445	39,408	41,547
Less: FDIC clawback	50	143	462	32
Less: Other loss share expenses	378	834	848	1,663
Core noninterest expense	19,030	19,468	38,098	39,852

Core income before income tax expense	11,838	9,371	22,616	17,863

Total income tax expense	4,762	3,664	9,784	6,671
Less: Income tax expense of PCI assets	628	556	2,003	696
Core income tax expense	4,134	3,108	7,781	5,975
Core net income	$7,704	$6,263	$14,835	$11,888

Core earnings per share	$0.38	$0.31	$0.74	$0.60
Core efficiency ratio	57.64%	64.49%	59.12%	66.32%
Core return on average assets	0.93%	0.80%	0.91%	0.77%
Core return on average common equity	9.34%	8.44%	9.17%	8.20%

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

Net Interest Margin to Core Net Interest Margin

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net interest income (fully tax equivalent)	$29,691	$29,133	$59,158	$59,936
Less: Incremental accretion income	3,003	4,538	6,461	11,202
Core net interest income (fully tax equivalent)	$26,688	$24,595	$52,697	$48,734

Average earning assets	$3,096,294	$2,895,982	$3,072,188	$2,872,380
Reported net interest margin (fully tax equivalent)	3.85%	4.04%	3.88%	4.21%
Core net interest margin (fully tax equivalent)	3.46%	3.41%	3.46%	3.42%

Tangible common equity ratio

(in thousands)	June 30, 2015	December 31, 2014
Total shareholders' equity	$332,430	$316,241
Less: Goodwill	30,334	30,334
Less: Intangible assets	3,595	4,164
Tangible common equity	$298,501	$281,743

Total assets	$3,371,078	$3,277,003
Less: Goodwill	30,334	30,334
Less: Intangible assets	3,595	4,164
Tangible assets	$3,337,149	$3,242,505

Tangible common equity to tangible assets	8.94%	8.69%

Common equity tier 1 ratio

(in thousands)	June 30, 2015	December 31, 2014
Total shareholders' equity	$332,430	$316,241
Less: Goodwill	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities[1]	887	4,164
Less: Unrealized gains	1,249	1,681
Plus: Qualifying trust preferred securities	55,100	55,100
Plus: Other	58	58
Total tier 1 capital	355,118	335,220
Less: Qualifying trust preferred securities	55,100	55,100
Less: Other[1]	23	—
Common equity tier 1 capital	$299,995	$280,120

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$3,106,041	$2,760,729

Common equity tier 1 capital to risk-weighted assets	9.66%	10.15%

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	5.6%
+ 200 bp	3.6%
+ 100 bp	1.5%
- 100 bp	-1.3%

Interest rate simulations for June 30, 2015, demonstrate that a rising rate environment will have a positive impact on net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. At June 30, 2015, the Company had $23.8 million in notional amount of outstanding interest rate caps, to help manage interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2015. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2015.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announces plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1, 2015 through April 30, 2015	—	$—	—	—
May 1, 2015 through May 31, 2015	1,663	20.84	—	2,000,000
June 1, 2015 through June 30, 2015	—	—	—	2,000,000
Total	1,663		—

(a) Represents shares of the Company’s common stock shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.  These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

(b) In May 2015, the Company’s board of directors authorized the repurchase of up to 2 million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. The timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations.

ITEM 6: EXHIBITS

Exhibit No.	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

3.1	Amended and Restated Bylaws of Registrant as adopted June 9, 2015 (incorporated herein by reference to Exhibit 3.1 of Registrant's Current Report Form 8-K filed on June 12, 2015)

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at June 30, 2015 and December 31, 2014; (ii) Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of July 31, 2015.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer