Form 10-Q
period 2015-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2015-10-30
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2015.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]  No [X]

As of October 26, 2015, the Registrant had 20,023,376 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$46,775	$42,903
Federal funds sold	45	35
Interest-bearing deposits (including $1,580 and $980 pledged as collateral)	80,070	57,758
Total cash and cash equivalents	126,890	100,696
Interest-bearing deposits greater than 90 days	1,000	5,300
Securities available for sale	470,496	400,146
Securities held to maturity	44,175	45,985
Loans held for sale	4,275	4,033
Portfolio loans	2,602,156	2,433,916
Less: Allowance for loan losses	32,251	30,185
Portfolio loans, net	2,569,905	2,403,731
Purchase credit impaired loans, net of the allowance for loan losses ($11,339 and $15,410, respectively)	72,397	83,693
Total loans, net	2,642,302	2,487,424
Other real estate not covered under FDIC loss share	1,575	1,896
Other real estate covered under FDIC loss share	6,795	5,944
Other investments, at cost	15,906	17,037
Fixed assets, net	14,395	14,753
Accrued interest receivable	8,660	7,956
State tax credits held for sale, including $10,089 and $11,689 carried at fair value, respectively	48,207	38,309
FDIC loss share receivable	8,619	15,866
Goodwill	30,334	30,334
Intangible assets, net	3,323	4,164
Other assets	89,589	97,160
Total assets	$3,516,541	$3,277,003

Liabilities and Shareholders' Equity
Demand deposits	$691,758	$642,930
Interest-bearing transaction accounts	529,052	508,941
Money market accounts	1,045,699	755,569
Savings	90,858	78,718
Certificates of deposit:
$100 and over	353,488	377,544
Other	103,108	127,808
Total deposits	2,813,963	2,491,510
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	75,000	144,000
Other borrowings	189,884	234,183
Notes payable	4,800	5,700
Accrued interest payable	780	843
Other liabilities	31,744	27,719
Total liabilities	3,172,978	2,960,762

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,035,165 and 19,913,519 shares issued, respectively	200	199
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	209,643	207,731
Retained earnings	132,490	108,373
Accumulated other comprehensive income	2,973	1,681
Total shareholders' equity	343,563	316,241
Total liabilities and shareholders' equity	$3,516,541	$3,277,003
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$30,626	$28,395	$90,109	$89,582
Interest on debt securities:
Taxable	2,176	2,190	6,434	6,545
Nontaxable	298	298	880	896
Interest on interest-bearing deposits	68	43	153	145
Dividends on equity securities	12	110	107	201
Total interest income	33,180	31,036	97,683	97,369
Interest expense:
Interest-bearing transaction accounts	293	163	849	385
Money market accounts	822	653	2,136	2,095
Savings accounts	58	52	162	151
Certificates of deposit:
$100 and over	1,195	1,335	3,654	3,997
Other	348	406	1,074	1,249
Subordinated debentures	314	306	924	1,016
Federal Home Loan Bank advances	9	490	82	1,345
Notes payable and other borrowings	135	187	471	579
Total interest expense	3,174	3,592	9,352	10,817
Net interest income	30,006	27,444	88,331	86,552
Provision for portfolio loan losses	599	66	4,329	2,441
Provision (provision reversal) for purchase credit impaired loan losses	(227)	(1,877)	(3,497)	957
Net interest income after provision for loan losses	29,634	29,255	87,499	83,154
Noninterest income:
Wealth management revenue	1,773	1,754	5,291	5,191
Service charges on deposit accounts	2,044	1,812	5,898	5,317
Other service charges and fee income	871	849	2,464	2,188
Gain on sale of other real estate	32	114	61	1,514
Gain on state tax credits, net	321	156	1,069	860
Gain on sale of investment securities	—	—	23	—
Change in FDIC loss share receivable	(1,241)	(2,374)	(4,450)	(7,526)
Miscellaneous income	929	2,141	3,762	4,235
Total noninterest income	4,729	4,452	14,118	11,779
Noninterest expense:
Employee compensation and benefits	11,475	11,913	34,262	35,882
Occupancy	1,605	1,683	4,920	4,998
Data processing	1,138	1,045	3,295	3,296
FDIC and other insurance	654	710	2,045	2,170
Loan legal and other real estate expense	530	811	1,356	2,985
Professional fees	800	710	2,626	2,569
FDIC clawback	298	1,028	760	1,060
Other	3,432	3,221	10,076	9,708
Total noninterest expense	19,932	21,121	59,340	62,668

Income before income tax expense	14,431	12,586	42,277	32,265
Income tax expense	4,722	4,388	14,506	11,059
Net income	$9,709	$8,198	$27,771	$21,206

Earnings per common share
Basic	$0.49	$0.41	$1.39	$1.07
Diluted	0.48	0.41	1.37	1.07
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$9,709	$8,198	$27,771	$21,206
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense/benefit for three months of $1,070 and $(505), and for nine months of $793 and $2,574, respectively	1,724	(812)	1,306	4,147
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $0, and $0, and for nine months of $9 and $0, respectively	—	—	(14)	—
Total other comprehensive income (loss)	1,724	(812)	1,292	4,147
Total comprehensive income	$11,433	$7,386	$29,063	$25,353

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2015	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	—	27,771	—	27,771
Other comprehensive loss	—	—	—	—	—	1,292	1,292
Cash dividends paid on common shares, $0.183 per share	—	—	—	—	(3,654)	—	(3,654)
Issuance under equity compensation plans, 121,646 shares, net	—	1	—	(832)	—	—	(831)
Share-based compensation	—	—	—	2,588	—	—	2,588
Excess tax benefit related to equity compensation plans	—	—	—	156	—	—	156
Balance September 30, 2015	$—	$200	$(1,743)	$209,643	$132,490	$2,973	$343,563

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2014	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	21,206	—	21,206
Other comprehensive income	—	—	—	—	—	4,147	4,147
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(3,130)	—	(3,130)
Issuance under equity compensation plans, 173,461 shares, net	—	2	—	(484)	—	—	(482)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	2,205	—	—	2,205
Excess tax benefit related to equity compensation plans	—	—	—	101	—	—	101
Balance September 30, 2014	$—	$199	$(1,743)	$207,079	$103,452	$(233)	$308,754

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$27,771	$21,206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,510	1,681
Provision for loan losses	832	3,398
Deferred income taxes	1,937	6,458
Net amortization of debt securities	2,473	2,885
Amortization of intangible assets	842	965
Gain on sale of investment securities	(23)	—
Mortgage loans originated for sale	(95,744)	(52,475)
Proceeds from mortgage loans sold	95,814	49,811
Gain on sale of other real estate	(61)	(1,514)
Gain on state tax credits, net	(1,069)	(860)
Excess tax benefit of share-based compensation	(156)	(101)
Share-based compensation	2,588	2,205
Valuation adjustment on other real estate	82	618
Net accretion of loan discount and indemnification asset	(4,894)	731
Changes in:
Accrued interest receivable	(703)	(223)
Accrued interest payable	(63)	(103)
Other assets	4,851	(2,984)
Other liabilities	4,024	(1,381)
Net cash provided by operating activities	40,011	30,317
Cash flows from investing activities:
Net increase in loans	(152,970)	(133,782)
Net cash proceeds received from FDIC loss share receivable	1,725	6,487
Proceeds from the sale of securities, available for sale	41,069	—
Proceeds from the paydown or maturity of securities, available for sale	40,230	35,503
Proceeds from the paydown or maturity of securities, held to maturity	1,848	—
Proceeds from the redemption of other investments	29,362	18,637
Proceeds from the sale of state tax credits held for sale	5,353	4,099
Proceeds from the sale of other real estate	5,662	14,435
Payments for the purchase/origination of:
Securities, available for sale	(150,934)	(53,664)
Other investments	(23,931)	(21,324)
State tax credits held for sale	(14,004)	—
Fixed assets	(1,152)	(1,556)
Net cash used in investing activities	(217,742)	(131,165)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	48,828	42,118
Net increase (decrease) in interest-bearing deposit accounts	273,625	(67,307)
Proceeds from Federal Home Loan Bank advances	635,900	799,600
Repayments of Federal Home Loan Bank advances	(704,900)	(729,600)
Repayments of notes payable	(900)	(4,500)
Net decrease in other borrowings	(44,299)	(22,709)
Cash dividends paid on common stock	(3,654)	(3,130)
Excess tax benefit of share-based compensation	156	101
Issuance of common stock, net	(831)	(482)
Net cash provided by financing activities	203,925	14,091
Net increase (decrease) in cash and cash equivalents	26,194	(86,757)
Cash and cash equivalents, beginning of period	100,696	210,569
Cash and cash equivalents, end of period	$126,890	$123,812
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,415	$10,920
Income taxes	8,763	8,998
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$6,604	$7,468
Sales of other real estate financed	—	5,102
Issuance of common stock from Trust Preferred Securities conversion	—	5,002

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income as reported	$9,709	$8,198	$27,771	$21,206
Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	—	—	—	66
Net income available to common shareholders and assumed conversions	$9,709	$8,198	$27,771	$21,272

Weighted average common shares outstanding	19,995	19,838	19,970	19,729
Incremental shares from assumed conversions of convertible trust preferred securities	—	—	—	76
Additional dilutive common stock equivalents	266	142	266	165
Weighted average diluted common shares outstanding	$20,261	$19,980	$20,236	$19,970

Basic earnings per common share:	$0.49	$0.41	$1.39	$1.07
Diluted earnings per common share:	$0.48	$0.41	$1.37	$1.07

For the three and nine months ended September 30, 2015 and 2014, the amount of common stock equivalents excluded from the earnings per share calculations because their effect was anti-dilutive was 0.1 million, and 0.3 million common stock equivalents, respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	September 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,015	$1,298	$—	$100,313
Obligations of states and political subdivisions	40,740	1,219	(380)	41,579
Agency mortgage-backed securities	325,417	3,983	(796)	328,604
Total securities available for sale	$465,172	$6,500	$(1,176)	$470,496
Held to maturity securities:
Obligations of states and political subdivisions	$14,848	$7	$(212)	$14,643
Agency mortgage-backed securities	29,327	131	—	29,458
Total securities held to maturity	$44,175	$138	$(212)	$44,101

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$91,355	$624	$(153)	$91,826
Obligations of states and political subdivisions	33,997	1,300	(416)	34,881
Agency mortgage-backed securities	271,430	3,577	(1,568)	273,439
Total securities available for sale	$396,782	$5,501	$(2,137)	$400,146
Held to maturity securities:
Obligations of states and political subdivisions	$14,900	$—	$(325)	$14,575
Agency mortgage-backed securities	31,085	150	(15)	31,220
Total securities held to maturity	$45,985	$150	$(340)	$45,795

At September 30, 2015, and December 31, 2014, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $260.0 million and $315.8 million at September 30, 2015, and December 31, 2014, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,091	$3,115	$—	$—
Due after one year through five years	115,027	116,882	2,662	2,648
Due after five years through ten years	16,987	17,524	10,319	10,158
Due after ten years	4,650	4,371	1,867	1,837
Mortgage-backed securities	325,417	328,604	29,327	29,458
	$465,172	$470,496	$44,175	$44,101

The following table represents a summary of investment securities that had an unrealized loss:

	September 30, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	15,757	249	3,563	343	19,320	592
Agency mortgage-backed securities	58,913	273	21,138	523	80,051	796
	$74,670	$522	$24,701	$866	$99,371	$1,388

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$5,399	$10	$24,852	$143	$30,251	$153
Obligations of states and political subdivisions	16,827	343	5,349	398	22,176	741
Agency mortgage-backed securities	26,367	56	97,054	1,527	123,421	1,583
	$48,593	$409	$127,255	$2,068	$175,848	$2,477

The unrealized losses at both September 30, 2015, and December 31, 2014, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2015, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Gross gains realized	$—	$—	$63	$—
Gross losses realized	—	—	(40)	—
Proceeds from sales	—	—	41,069	—

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Commercial and industrial	$1,371,095	$1,270,259
Real estate loans:
Commercial - investor owned	424,090	413,026
Commercial - owner occupied	354,178	357,503
Construction and land development	152,979	144,773
Residential	188,985	185,252
Total real estate loans	1,120,232	1,100,554
Consumer and other	109,853	62,208
Portfolio loans	2,601,180	2,433,021
Unearned loan fees, net	976	895
Portfolio loans, including unearned loan costs	$2,602,156	$2,433,916

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through September 30, 2015, and at December 31, 2014, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2014	$17,004	$4,598	$3,625	$1,720	$2,830	$408	$30,185
Provision charged to expense	823	(12)	(175)	914	74	(44)	1,580
Losses charged off	(1,484)	—	—	—	(1,073)	(11)	(2,568)
Recoveries	769	29	127	60	26	80	1,091
Balance at March 31, 2015	$17,112	$4,615	$3,577	$2,694	$1,857	$433	$30,288
Provision charged to expense	2,927	(519)	(347)	(91)	100	80	2,150
Losses charged off	(1,578)	(664)	—	(350)	—	(4)	(2,596)
Recoveries	420	13	1,287	115	87	1	1,923
Balance at June 30, 2015	$18,881	$3,445	$4,517	$2,368	$2,044	$510	$31,765
Provision charged to expense	1,501	788	(1,340)	(660)	40	270	599
Losses charged off	(572)	—	—	—	(240)	(9)	(821)
Recoveries	389	16	68	125	108	2	708
Balance at September 30, 2015	$20,199	$4,249	$3,245	$1,833	$1,952	$773	$32,251

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance September 30, 2015
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$1,802	$—	$—	$403	$—	$—	$2,205
Collectively evaluated for impairment	18,397	4,249	3,245	1,430	1,952	773	30,046
Total	$20,199	$4,249	$3,245	$1,833	$1,952	$773	$32,251
Loans - Ending balance:
Individually evaluated for impairment	$2,975	$2,954	$2,248	$2,823	$714	$—	$11,714
Collectively evaluated for impairment	1,368,120	421,136	351,930	150,156	188,271	110,829	2,590,442
Total	$1,371,095	$424,090	$354,178	$152,979	$188,985	$110,829	$2,602,156

Balance December 31, 2014
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$704	$—	$286	$352	$1,052	$—	$2,394
Collectively evaluated for impairment	16,300	4,598	3,339	1,368	1,778	408	27,791
Total	$17,004	$4,598	$3,625	$1,720	$2,830	$408	$30,185
Loans - Ending balance:
Individually evaluated for impairment	$5,998	$5,036	$3,384	$6,866	$3,082	$—	$24,366
Collectively evaluated for impairment	1,264,261	407,990	354,119	137,907	182,170	63,103	2,409,550
Total	$1,270,259	$413,026	$357,503	$144,773	$185,252	$63,103	$2,433,916

A summary of Portfolio loans individually evaluated for impairment by category at September 30, 2015 and December 31, 2014, is as follows:

	September 30, 2015
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$3,702	$658	$2,433	$3,091	$1,802	$5,696
Real estate loans:
Commercial - investor owned	3,047	2,437	—	2,437	—	1,294
Commercial - owner occupied	321	240	—	240	—	967
Construction and land development	3,728	2,862	542	3,404	403	5,934
Residential	714	735	—	735	—	2,450
Consumer and other	—	—	—	—	—	—
Total	$11,512	$6,932	$2,975	$9,907	$2,205	$16,341

	December 31, 2014
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$8,042	$2,609	$3,464	$6,073	$704	$4,136
Real estate loans:
Commercial - investor owned	5,036	—	5,187	5,187	—	4,375
Commercial - owner occupied	1,376	770	519	1,289	286	1,281
Construction and land development	7,961	419	6,929	7,348	352	7,280
Residential	3,082	2,943	150	3,093	1,052	954
Consumer and other	—	—	—	—	—	581
Total	$25,497	$6,741	$16,249	$22,990	$2,394	$18,607

The following table presents details for past due and impaired loans:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Total interest income that would have been recognized under original terms	$369	$246	$913	$927
Total cash received and recognized as interest income on non-accrual loans	81	51	206	83
Total interest income recognized on impaired loans	4	11	31	27

There were no loans over 90 days past due and still accruing interest at September 30, 2015 or December 31, 2014. At September 30, 2015, there were $0.3 million unadvanced commitments on impaired loans. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments.

The recorded investment in impaired Portfolio loans by category at September 30, 2015 and December 31, 2014, is as follows:

	September 30, 2015
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$3,091	$—	$—	$3,091
Real estate loans:
Commercial - investor owned	2,437	—	—	2,437
Commercial - owner occupied	240	—	—	240
Construction and land development	3,404	—	—	3,404
Residential	735	—	—	735
Consumer and other	—	—	—	—
Total	$9,907	$—	$—	$9,907

	December 31, 2014
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$6,073	$—	$—	$6,073
Real estate loans:
Commercial - investor owned	4,597	590	—	5,187
Commercial - owner occupied	519	770	—	1,289
Construction and land development	7,348	—	—	7,348
Residential	3,093	—	—	3,093
Consumer and other	—	—	—	—
Total	$21,630	$1,360	$—	$22,990

The recorded investment by category for the Portfolio loans that have been restructured during the three and nine months ended September 30, 2015 and 2014, is as follows:

	Three months ended September 30, 2015			Three months ended September 30, 2014
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	2	$658	$658
Real estate loans:
Commercial - investor owned	—	—	—	—	—	—
Commercial - owner occupied	—	—	—	1	357	357
Construction and land development	—	—	—	1	2,827	2,827
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	4	$3,842	$3,842

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	2	$658	$658
Real estate loans:
Commercial - investor owned	—	—	—	1	603	603
Commercial - owner occupied	—	—	—	3	1,649	1,399
Construction and land development	—	—	—	1	2,827	2,827
Residential	—	—	—	1	125	125
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	8	$5,862	$5,612

The restructured Portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of September 30, 2015, the Company had no specific reserves allocated to the loans that have been restructured.

There were no Portfolio loans that were restructured and subsequently defaulted during the nine months ended September 30, 2015 or 2014.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at September 30, 2015 and December 31, 2014 is shown below.

	September 30, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$5,472	$1,043	$6,515	$1,364,580	$1,371,095
Real estate loans:
Commercial - investor owned	577	2,382	2,959	421,131	424,090
Commercial - owner occupied	—	85	85	354,093	354,178
Construction and land development	148	2,283	2,431	150,548	152,979
Residential	13	714	727	188,258	188,985
Consumer and other	—	—	—	110,829	110,829
Total	$6,210	$6,507	$12,717	$2,589,439	$2,602,156

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,059	$232	$3,291	$1,266,968	$1,270,259
Real estate loans:
Commercial - investor owned	261	4,450	4,711	408,315	413,026
Commercial - owner occupied	766	496	1,262	356,241	357,503
Construction and land development	702	2,524	3,226	141,547	144,773
Residential	168	—	168	185,084	185,252
Consumer and other	8	—	8	63,095	63,103
Total	$4,964	$7,702	$12,666	$2,421,250	$2,433,916

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at September 30, 2015, which is based upon the most recent analysis performed, and December 31, 2014 is as follows:

	September 30, 2015
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,267,697	$67,560	$35,838	$—	$1,371,095
Real estate loans:
Commercial - investor owned	390,403	22,034	11,653	—	424,090
Commercial - owner occupied	328,753	20,813	4,612	—	354,178
Construction and land development	136,374	12,139	4,466	—	152,979
Residential	174,883	10,576	3,526	—	188,985
Consumer and other	110,336	—	493	—	110,829
Total	$2,408,446	$133,122	$60,588	$—	$2,602,156

	December 31, 2014
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,167,751	$62,315	$40,193	$—	$1,270,259
Real estate loans:
Commercial - investor owned	372,818	24,088	16,120	—	413,026
Commercial - owner occupied	334,347	18,025	5,131	—	357,503
Construction and land development	123,260	12,993	8,520	—	144,773
Residential	168,543	11,012	5,697	—	185,252
Consumer and other	62,711	51	341	—	63,103
Total	$2,229,430	$128,484	$76,002	$—	$2,433,916

NOTE 5 - PURCHASE CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands)	Weighted- Average Risk Rating	Recorded Investment PCI Loans	Weighted- Average Risk Rating	Recorded Investment PCI Loans
Commercial and industrial	6.72	$3,467	6.57	$4,012
Real estate loans:
Commercial - investor owned	7.11	32,534	7.07	39,066
Commercial - owner occupied	6.35	20,008	6.35	22,695
Construction and land development	6.31	7,068	6.16	7,740
Residential	5.44	20,404	5.54	25,121
Total real estate loans		80,014		94,622
Consumer and other	6.13	255	5.39	469
Purchase credit impaired loans		$83,736		$99,103

The aging of the recorded investment in past due PCI loans by portfolio class and category at September 30, 2015 and December 31, 2014 is shown below:

	September 30, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,467	$3,467
Real estate loans:
Commercial - investor owned	4,358	3,441	7,799	24,735	32,534
Commercial - owner occupied	—	543	543	19,465	20,008
Construction and land development	—	1,975	1,975	5,093	7,068
Residential	89	53	142	20,262	20,404
Consumer and other	—	—	—	255	255
Total	$4,447	$6,012	$10,459	$73,277	$83,736

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$16	$16	$3,996	$4,012
Real estate loans:
Commercial - investor owned	878	6,484	7,362	31,704	39,066
Commercial - owner occupied	—	2,759	2,759	19,936	22,695
Construction and land development	774	—	774	6,966	7,740
Residential	2,020	1,451	3,471	21,650	25,121
Consumer and other	—	12	12	457	469
Total	$3,672	$10,722	$14,394	$84,709	$99,103

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the nine months ended September 30, 2015 and 2014.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2014	$178,145	$65,719	$28,733	$83,693
Principal reductions and interest payments	(19,315)	—	—	(19,315)
Accretion of loan discount	—	—	(8,604)	8,604
Changes in contractual and expected cash flows due to remeasurement	(5,731)	(26,797)	9,233	11,833
Reductions due to disposals	(19,734)	(4,183)	(3,133)	(12,418)
Balance September 30, 2015	$133,365	$34,739	$26,229	$72,397

Balance December 31, 2013	$266,068	$87,438	$53,530	$125,100
Principal reductions and interest payments	(25,261)	—	—	(25,261)
Accretion of loan discount	—	—	(12,323)	12,323
Changes in contractual and expected cash flows due to remeasurement	(2,616)	(7,378)	(500)	5,262
Reductions due to disposals	(30,334)	(7,379)	(3,849)	(19,106)
Balance September 30, 2014	$207,857	$72,681	$36,858	$98,318

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the nine months ended September 30, 2015 is as follows:

(in thousands)
Balance December 31, 2014	$15,866
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(1,725)
FDIC reimbursable losses, net	(1,072)
Adjustments reflected in income:
Amortization, net	(484)
Loan impairment	(2,611)
Reductions for payments on covered assets in excess of expected cash flows	(1,355)
Balance September 30, 2015	$8,619

Outstanding customer balances on PCI loans were $110.6 million and $135.3 million as of September 30, 2015, and December 31, 2014, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2015, there were $0.3 million of unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2015, and December 31, 2014, are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit	$1,099,224	$947,424
Standby letters of credit	51,701	50,108

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2015, and December 31, 2014, approximately $101.4 million and $65.9 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments at September 30, 2015 and December 31, 2014.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 2.4 years at September 30, 2015.

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

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

Client-Related Derivative Instruments. The Company enters into interest rate swaps to allow customers to hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments:

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Non-designated hedging instruments
Interest rate swap contracts	$146,884	$141,263	$1,749	$907	$1,749	$907

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three and nine months ended September 30, 2015 and 2014, the gains and losses offset each other due to the Company's hedging of the client swaps with other bank counterparties.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$100,313	$—	$100,313
Obligations of states and political subdivisions	—	38,502	3,077	41,579
Residential mortgage-backed securities	—	328,604	—	328,604
Total securities available for sale	$—	$467,419	$3,077	$470,496
State tax credits held for sale	—	—	10,089	10,089
Derivative financial instruments	—	1,749	—	1,749
Total assets	$—	$469,168	$13,166	$482,334

Liabilities
Derivative financial instruments	$—	$1,749	$—	$1,749
Total liabilities	$—	$1,749	$—	$1,749

	December 31, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$91,826	$—	$91,826
Obligations of states and political subdivisions	—	31,822	3,059	34,881
Residential mortgage-backed securities	—	273,439	—	273,439
Total securities available for sale	$—	$397,087	$3,059	$400,146
State tax credits held for sale	—	—	11,689	11,689
Derivative financial instruments	—	909	—	909
Total assets	$—	$397,996	$14,748	$412,744

Liabilities
Derivative financial instruments	$—	$907	$—	$907
Total liabilities	$—	$907	$—	$907

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At September 30, 2015, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
State tax credits held for sale. At September 30, 2015, of the $48.2 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $10.1 million were carried at fair value. The remaining $38.1 million of state tax credits were accounted for at cost.

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
Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of September 30, 2015 and 2014.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarter ended September 30, 2015 or 2014.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarter ended September 30, 2015 and 2014.

	Securities available for sale, at fair value
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$3,070	$3,051	$3,059	$3,040
Total gains:
Included in other comprehensive income	7	3	18	14
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	—	—
Ending balance	$3,077	$3,054	$3,077	$3,054

Change in unrealized gains relating to assets still held at the reporting date	$7	$3	$18	$14

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$9,965	$14,985	$11,689	$16,491
Total gains:
Included in earnings	124	146	318	407
Purchases, sales, issuances and settlements:
Sales	—	—	(1,918)	(1,767)
Ending balance	$10,089	$15,131	$10,089	$15,131

Change in unrealized gains (losses) relating to assets still held at the reporting date	$124	$146	$(186)	$(58)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.
The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of September 30, 2015.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended September 30, 2015	Total losses for the nine months ended September 30, 2015
Impaired loans	$2,427	$—	$—	$2,427	$821	$5,985
Other real estate	890	—	—	890	1	83
Total	$3,317	$—	$—	$3,317	$822	$6,068

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Impaired loans are reported at the fair value of the underlying collateral for collateral dependent loans. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. Other real estate owned is adjusted to fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Certain state tax credits are reported at cost.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$46,775	$46,775	$42,903	$42,903
Federal funds sold	45	45	35	35
Interest-bearing deposits	81,070	81,070	63,058	63,058
Securities available for sale	470,496	470,496	400,146	400,146
Securities held to maturity	44,175	44,101	45,985	45,795
Other investments, at cost	15,906	15,906	17,037	17,037
Loans held for sale	4,275	4,275	4,033	4,033
Derivative financial instruments	1,749	1,749	909	909
Portfolio loans, net	2,642,302	2,635,556	2,487,424	2,482,700
State tax credits, held for sale	48,207	53,767	38,309	42,970
Accrued interest receivable	8,660	8,660	7,956	7,956

Balance sheet liabilities
Deposits	2,813,963	2,816,039	2,491,510	2,494,624
Subordinated debentures	56,807	34,463	56,807	34,124
Federal Home Loan Bank advances	75,000	74,998	144,000	144,000
Other borrowings	194,684	194,671	239,883	239,950
Derivative financial instruments	1,749	1,749	907	907
Accrued interest payable	780	780	843	843

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at September 30, 2015, and December 31, 2014.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at September 30, 2015
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$44,101	$—	$44,101
Portfolio loans, net	—	—	2,635,556	2,635,556
State tax credits, held for sale	—	—	43,678	43,678
Financial Liabilities:
Deposits	2,357,367	—	458,672	2,816,039
Subordinated debentures	—	34,463	—	34,463
Federal Home Loan Bank advances	—	74,998	—	74,998
Other borrowings	—	194,671	—	194,671

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$45,795	$—	$45,795
Portfolio loans, net	—	—	2,482,700	2,482,700
State tax credits, held for sale	—	—	31,281	31,281
Financial Liabilities:
Deposits	1,986,158	—	508,466	2,494,624
Subordinated debentures	—	34,124	—	34,124
Federal Home Loan Bank advances	—	144,000	—	144,000
Other borrowings	—	239,950	—	239,950

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2014-09, "Revenue from Contracts with Customers" In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance to annual reporting periods beginning after December 15, 2017 for public companies, and permits early adoption on a limited basis. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements, nor decided upon the method of adoption. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2015 compared to the financial condition as of December 31, 2014. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2015, compared to the same periods in 2014. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

Executive Summary

Below are highlights of our financial performance for the quarter and year to date period ended September 30, 2015, as compared to the linked quarter ended June 30, 2015, and prior year quarter and year to date period ended September 30, 2014.

(in thousands, except per share data)	For the Three Months ended and At			For the Nine Months ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
EARNINGS
Total interest income	$33,180	$32,352	$31,036	$97,683	$97,369
Total interest expense	3,174	3,072	3,592	9,352	10,817
Net interest income	30,006	29,280	27,444	88,331	86,552
Provision for portfolio loans	599	2,150	66	4,329	2,441
Provision (provision reversal) for purchase credit impaired loans	(227)	—	(1,877)	(3,497)	957
Net interest income after provision for loan losses	29,634	27,130	29,255	87,499	83,154

Total noninterest income	4,729	5,806	4,452	14,118	11,779

Total noninterest expense	19,932	19,458	21,121	59,340	62,668
Income before income tax expense	14,431	13,478	12,586	42,277	32,265
Income tax expense	4,722	4,762	4,388	14,506	11,059
Net income	$9,709	$8,716	$8,198	$27,771	$21,206

Basic earnings per share	$0.49	$0.44	$0.41	$1.39	$1.07
Diluted earnings per share	0.48	0.43	0.41	1.37	1.07

Return on average assets	1.13%	1.06%	1.02%	1.11%	0.91%
Return on average common equity	11.38%	10.56%	10.62%	11.24%	9.54%
Return on average tangible common equity	12.65%	11.77%	11.98%	12.53%	10.83%
Net interest margin (fully tax equivalent)	3.77%	3.85%	3.75%	3.84%	4.05%
Efficiency ratio	57.38%	55.46%	66.22%	57.92%	63.73%

ASSET QUALITY (1)
Net charge-offs (recoveries)	$113	$672	$(311)	$2,263	$931
Nonperforming loans	9,123	17,498	18,212
Classified assets	62,679	61,722	81,382
Nonperforming loans to total loans	0.35%	0.69%	0.79%
Nonperforming assets to total assets	0.30%	0.58%	0.64%
Allowance for loan losses to total loans	1.24%	1.25%	1.25%
Net charge-offs to average loans (annualized)	0.02%	0.11%	(0.05)%	0.12%	0.06%

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

	For the Three Months ended			For the Nine Months ended
(in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
CORE PERFORMANCE MEASURES (1)
Net interest income	$27,087	$26,277	$24,865	$78,951	$72,771
Provision for portfolio loans	599	2,150	66	4,329	2,441
Noninterest income	5,939	6,741	5,926	18,519	18,110
Noninterest expense	19,347	19,030	19,347	57,445	59,199
Income before income tax expense	13,080	11,838	11,378	35,696	29,241
Income tax expense	4,204	4,134	3,926	11,985	9,901
Net income	$8,876	$7,704	$7,452	$23,711	$19,340

Diluted earnings per share	$0.44	$0.38	$0.37	$1.17	$0.97
Return on average assets	1.03%	0.93%	0.93%	0.95%	0.83%
Return on average common equity	10.41%	9.34%	9.65%	9.59%	8.70%
Return on average tangible common equity	11.56%	10.41%	10.89%	10.70%	9.88%
Net interest margin (fully tax equivalent)	3.41%	3.46%	3.41%	3.44%	3.42%
Efficiency ratio	58.58%	57.64%	62.83%	58.94%	65.14%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

During the nine months ended September 30, 2015, the Company noted the following trends:

•
The Company reported net income of $27.8 million, or $1.37 per share, for the nine months ended September 30, 2015, compared to $21.2 million, or $1.07 per share, for the same period in 2014. The increase in net income over the prior year was primarily due to an increase in reversal of provision for PCI loan loss, an increase in noninterest income, and a decrease in noninterest expenses from lower legal expense on problem loans and expense management.

•
On a core basis[1], net income was $23.7 million, or $1.17 per share, for the nine months ended September 30, 2015, compared to $19.3 million, or $0.97 per share, in the prior year period. The increase was primarily due to increases in earning asset balances, driving growth in core net interest income, combined with a reduction in noninterest expenses and increases in noninterest income from service charges on deposits and other fee income.

•
Net interest income for the first nine months of 2015 increased $1.8 million, or 2%, from the prior year period due to strong portfolio loan growth during the year, offset by a decline in accelerations from PCI loans. On a core basis[1], net interest income increased $6.2 million, or 8%, when compared to the prior year period due to strong portfolio loan growth and improvements in funding costs during 2014 and 2015.

•
The Core net interest margin[1], for the first nine months of 2015, defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, increased two basis points from the prior year period primarily due to the managed reductions in funding costs combined with an improved earning asset mix.

•
Core noninterest income[1], for the first nine months of 2015, which primarily includes the Company's wealth management revenue, service charges and other fees on deposit accounts, sales of other real estate, and state tax brokerage activity, increased 2% compared to the prior year period primarily due to an increase in Service charges on deposit accounts and other fees.

•
Noninterest expense declined 5% and the Company's efficiency ratio improved to 57.9% from 63.7% when compared to the prior year. Core noninterest expense[1] declined 3% when compared to the prior year, and the Core efficiency ratio[1] improved to 58.9% from 65.1% when compared to the prior year period primarily due to growth in revenue.

Other highlights:

•
The Company's Board approved an increase in the Company’s quarterly cash dividend to $0.08 per common share for the fourth quarter of 2015 from $0.07, payable on December 31, 2015 to shareholders of record as of the close of business on December 15, 2015.

•	The Company received a $65 million allocation of New Markets Tax Credits ("NMTC"), which is the fourth allocation of NMTC received in the past five years, for a total of $183 million.

•
The Company's Board also authorized the repurchase of up to two million common shares, representing approximately 10% of the Company’s currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions. The Company had not repurchased any shares pursuant to this publicly announced program as of September 30, 2015.

Balance sheet highlights:

•
Loans – Loans totaled $2.7 billion at September 30, 2015, including $83.7 million of PCI loans. Portfolio loans excluding PCI loans increased $168.2 million, or 7%, from December 31, 2014. Commercial and industrial loans increased $100.8 million, or 8%, Consumer and other loans increased $47.7 million, or 76%, Construction loans and Residential real estate loans increased $11.9 million, or 4%, and Commercial real estate increased $7.7 million, or 1%. See Item 1, Note 4 – Portfolio Loans for more information.

•
Deposits – Total deposits at September 30, 2015 were $2.8 billion, an increase of $322.5 million, or 13%, from December 31, 2014, partially due to enhanced deposit gathering efforts in both commercial and business banking.

•
Asset quality – Nonperforming loans, including troubled debt restructurings, were $9.1 million at September 30, 2015, compared to $22.2 million at December 31, 2014. Nonperforming loans represented 0.35% of portfolio loans at September 30, 2015 versus 0.91% at December 31, 2014. There were no portfolio loans that were over 90 days delinquent and still accruing at September 30, 2015 or December 31, 2014.

Provision for portfolio loan losses was $4.3 million for the nine months ended September 30, 2015, compared to $2.4 million for the nine months ended September 30, 2014. See Item 1, Note 4 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2015			2014
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,505,985	$26,061	4.13%	$2,251,765	$23,766	4.19%
Tax-exempt portfolio loans (2)	39,218	644	6.51	34,012	565	6.59
Purchase credit impaired loans	85,155	4,167	19.41	115,709	4,280	14.68
Total loans	2,630,358	30,872	4.66	2,401,486	28,611	4.73
Taxable investments in debt and equity securities	431,313	2,188	2.01	434,159	2,300	2.10
Non-taxable investments in debt and equity securities (2)	43,867	483	4.37	43,529	481	4.38
Short-term investments	95,642	68	0.28	63,896	43	0.27
Total securities and short-term investments	570,822	2,739	1.90	541,584	2,824	2.07
Total interest-earning assets	3,201,180	33,611	4.17	2,943,070	31,435	4.24
Noninterest-earning assets:
Cash and due from banks	49,057			36,167
Other assets	210,109			247,846
Allowance for loan losses	(43,630)			(46,723)
Total assets	$3,416,716			$3,180,360

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$518,260	$293	0.22%	$327,113	$163	0.20%
Money market accounts	1,023,062	822	0.32	809,766	653	0.32
Savings	92,596	58	0.25	82,955	52	0.25
Certificates of deposit	500,877	1,543	1.22	580,186	1,741	1.19
Total interest-bearing deposits	2,134,795	2,716	0.50	1,800,020	2,609	0.58
Subordinated debentures	56,807	314	2.19	56,807	306	2.14
Other borrowed funds	203,133	144	0.28	354,637	677	0.76
Total interest-bearing liabilities	2,394,735	3,174	0.53	2,211,464	3,592	0.64
Noninterest bearing liabilities:
Demand deposits	653,450			637,425
Other liabilities	30,163			25,164
Total liabilities	3,078,348			2,874,053
Shareholders' equity	338,368			306,307
Total liabilities & shareholders' equity	$3,416,716			$3,180,360
Net interest income		$30,437			$27,843
Net interest spread			3.64%			3.60%
Net interest margin			3.77%			3.75%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.6 million and $0.2 million for the three months ended September 30, 2015 and 2014 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2015 and 2014. The tax-equivalent adjustments were $0.4 million for the three months ended September 30, 2015 and 2014.

	Nine months ended September 30,
	2015			2014
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,449,606	$75,560	4.12%	$2,185,744	$69,135	4.23%
Tax-exempt portfolio loans (2)	38,691	1,896	6.55	34,973	1,776	6.79
Purchase credit impaired loans	91,464	13,376	19.55	124,481	19,348	20.78
Total loans	2,579,761	90,832	4.71	2,345,198	90,259	5.15
Taxable investments in debt and equity securities	424,058	6,541	2.06	421,015	6,747	2.14
Non-taxable investments in debt and equity securities (2)	42,913	1,421	4.43	43,777	1,446	4.42
Short-term investments	68,926	153	0.30	86,212	146	0.23
Total securities and short-term investments	535,897	8,115	2.02	551,004	8,339	2.02
Total interest-earning assets	3,115,658	98,947	4.25	2,896,202	98,598	4.55
Noninterest-earning assets:
Cash and due from banks	48,633			22,903
Other assets	212,419			257,494
Allowance for loan losses	(44,280)			(45,718)
Total assets	$3,332,430			$3,130,881

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$503,142	$849	0.23%	$257,749	$385	0.20%
Money market accounts	915,989	2,136	0.31	882,496	2,093	0.32
Savings	86,996	162	0.25	81,519	151	0.25
Certificates of deposit	522,157	4,728	1.21	602,332	5,248	1.16
Total interest-bearing deposits	2,028,284	7,875	0.52	1,824,096	7,877	0.58
Subordinated debentures	56,807	924	2.18	58,309	1,016	2.33
Other borrowed funds	235,622	553	0.31	315,165	1,924	0.82
Total interest-bearing liabilities	2,320,713	9,352	0.54	2,197,570	10,817	0.66
Noninterest bearing liabilities:
Demand deposits	654,721			614,105
Other liabilities	26,556			22,101
Total liabilities	3,001,990			2,833,776
Shareholders' equity	330,440			297,105
Total liabilities & shareholders' equity	$3,332,430			$3,130,881
Net interest income		$89,595			$87,781
Net interest spread			3.71%			3.89%
Net interest margin			3.84%			4.05%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.5 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2015 and 2014. The tax-equivalent adjustments were $1.3 million and $1.2 million for the nine months ended September 30, 2015 and 2014.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2015 compared to 2014
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$2,648	$(353)	$2,295	$8,174	$(1,749)	$6,425
Tax-exempt portfolio loans (3)	85	(6)	79	184	(64)	120
Purchase credit impaired loans	(1,294)	1,181	(113)	(4,884)	(1,088)	(5,972)
Taxable investments in debt and equity securities	(15)	(97)	(112)	49	(255)	(206)
Non-taxable investments in debt and equity securities (3)	4	(2)	2	(29)	4	(25)
Short-term investments	23	2	25	(33)	40	7
Total interest-earning assets	$1,451	$725	$2,176	$3,461	$(3,112)	$349

Interest paid on:
Interest-bearing transaction accounts	$106	$24	$130	$408	$56	$464
Money market accounts	171	(2)	169	78	(35)	43
Savings	6	—	6	10	1	11
Certificates of deposit	(243)	45	(198)	(720)	200	(520)
Subordinated debentures	—	8	8	(27)	(65)	(92)
Borrowed funds	(215)	(318)	(533)	(399)	(972)	(1,371)
Total interest-bearing liabilities	(175)	(243)	(418)	(650)	(815)	(1,465)
Net interest income	$1,626	$968	$2,594	$4,111	$(2,297)	$1,814

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $30.4 million for the three months ended September 30, 2015, compared to $27.8 million for the same period of 2014, an increase of $2.6 million, or 9%. Total interest income increased $2.2 million and total interest expense decreased $0.4 million. The tax-equivalent net interest rate margin was 3.77% for the third quarter of 2015, compared to 3.85% for the second quarter of 2015, and 3.75% in the third quarter of 2014.

Net interest income (on a tax equivalent basis) was $89.6 million for the nine months ended September 30, 2015, compared to $87.8 million for the same period of 2014, an increase of $1.8 million, or 2%. Total interest income increased $0.3 million and total interest expense decreased $1.5 million. The tax-equivalent net interest rate margin was 3.84% for the nine months ended September 30, 2015, compared to 4.05% for the nine months ended September 30, 2014.

Interest rates remain at historically low levels and continue to negatively impact loan yields leading to lower net interest margins. As seen in the table above, during the nine months ended September 30, 2015, changes in interest rates have led to a $1.8 million, and $1.1 million reduction in interest income in our portfolio and PCI loans, respectively. Additionally, the run-off of higher yielding PCI loans continue to negatively impact net interest margin leading to a $4.9 million decrease in interest income due to volume. To partially mitigate lower yields on loans, the Company managed deposit costs lower and decreased other borrowing costs including the prepayment of $50.0 million of FHLB borrowings in December 2014.

Core net interest margin1 was 3.44% for the nine months ended September 30, 2015, compared to 3.42% for the prior year period.  Core net interest margin1 increased two basis points from the prior year quarter primarily due to the managed reductions in funding costs combined with an improved earning asset mix. These factors mitigated continued pressure in portfolio loan yields and reductions in PCI loan balances as those balances continue to run-off. Pressure on loan yields and continued reductions in PCI loan balances could lead to a modest decline in core net interest margin in the remaining three months of 2015 and into 2016.

Purchase Credit Impaired "PCI" Contribution
The following table illustrates the financial contribution of PCI loans and other assets covered under FDIC shared loss agreements for the periods indicated.

	For the Three Months ended		For the Nine Months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Contractual interest income	$1,248	$1,701	$3,996	$5,567
Accelerated cash flows and other incremental accretion	2,919	2,579	9,380	13,781
Estimated funding cost	(293)	(314)	(939)	(1,078)
Total net interest income	3,874	3,966	12,437	18,270
(Provision) benefit for loan losses	227	1,877	3,497	(957)
Gain (loss) on sale of other real estate	31	(45)	26	250
Change in FDIC loss share receivable	(1,241)	(2,374)	(4,450)	(7,526)
Change in FDIC clawback liability	(298)	(1,028)	(760)	(1,060)
Other expenses	(287)	(731)	(1,136)	(2,386)
PCI assets income before income tax expense	$2,306	$1,665	$9,614	$6,591

At September 30, 2015, the remaining accretable yield on the portfolio was estimated to be $26 million and the non-accretable difference was approximately $35 million. Absent cash flow accelerations or pool impairment, the Company currently estimates average PCI loan balances to be approximately $80 million, and income before tax expense on PCI assets will be approximately $11 million to $13 million in 2015.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended September 30,
(in thousands)	2015	2014	Increase (decrease)
Wealth management revenue	$1,773	$1,754	$19	1%
Service charges on deposit accounts	2,044	1,812	232	13%
Other service charges and fee income	871	849	22	3%
Sale of other real estate	1	159	(158)	(99)%
State tax credit activity, net	321	156	165	106%
Miscellaneous income	929	1,196	(267)	(22)%
Core noninterest income (1)	5,939	5,926	13	—%
Gain (loss) on sale of other real estate covered under FDIC loss share agreements	31	(45)	76	(169)%
Change in FDIC loss share receivable	(1,241)	(2,374)	1,133	(48)%
Closing fee	—	945	(945)	(100)%
Total noninterest income	$4,729	$4,452	$277	6%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Nine months ended September 30,
(in thousands)	2015	2014	Increase (decrease)
Wealth management revenue	$5,291	$5,191	$100	2%
Service charges on deposit accounts	5,898	5,317	581	11%
Other service charges and fee income	2,464	2,188	276	13%
Sale of other real estate	35	1,264	(1,229)	(97)%
State tax credit activity, net	1,069	860	209	24%
Miscellaneous income	3,762	3,290	472	14%
Core noninterest income (1)	18,519	18,110	409	2%
Gain (loss) on sale of other real estate covered under FDIC loss share agreements	26	250	(224)	(90)%
Gain on sale of investment securities	23	—	23	—
Change in FDIC loss share receivable	(4,450)	(7,526)	3,076	(41)%
Closing fee	—	$945	(945)	(100)%
Total noninterest income	$14,118	$11,779	$2,339	20%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $2.3 million, or 20% in the first nine months of 2015 compared to the first nine months of 2014. Core noninterest income1 grew 2% in the first nine months of 2015 due to an increase in allocation fees from tax credit projects, increases in fees earned from recoveries, gain on sales of mortgages, and swap fee income. Service charges on deposit accounts for the first nine months of 2015 increased 11% compared to the prior year period due to an increase in deposit balances and growth in relationships.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended September 30,
(in thousands)	2015	2014	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$11,237	$11,622	$(385)	(3)%
Occupancy - core	1,580	1,655	(75)	(5)%
Data processing - core	1,107	978	129	13%
FDIC and other insurance	654	710	(56)	(8)%
Professional fees - core	772	721	51	7%
Loan, legal and other real estate expense - core	567	446	121	27%
Other - core	3,430	3,215	215	7%
Core noninterest expense (1)	19,347	19,347	—	—%
FDIC clawback	298	1,028	(730)	(71)%
Other loss share expenses	287	746	(459)	(62)%
Total noninterest expense	$19,932	$21,121	$(1,189)	(6)%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Nine months ended September 30,
(in thousands)	2015	2014	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$33,517	$34,609	$(1,092)	(3)%
Occupancy - core	4,845	4,917	(72)	(1)%
Data processing - core	3,205	3,098	107	3%
FDIC and other insurance	2,046	2,170	(124)	(6)%
Professional fees - core	2,582	2,569	13	1%
Loan, legal and other real estate expense - core	1,188	2,152	(964)	(45)%
Other - core	10,062	9,684	378	4%
Core noninterest expense (1)	57,445	59,199	(1,754)	(3)%
FDIC clawback	760	1,060	(300)	(28)%
Other loss share expenses	1,135	2,409	(1,274)	(53)%
Total noninterest expense	$59,340	$62,668	$(3,328)	(5)%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $59.3 million for the nine months ended September 30, 2015, compared to $62.7 million for the nine months ended September 30, 2014. Core noninterest expenses1, which exclude certain items and expenses directly related to PCI loans and assets covered under loss share agreements decreased to $57.4 million for the nine months ended September 30, 2015, from $59.2 million for the prior year period.

The Company's Core efficiency ratio1 was 58.9% for the nine months ended September 30, 2015, compared to 65.1% for the prior year, and reflects lower legal expenses on problem loans, overall expense management and revenue growth trends. Core efficiency ratio is a non-GAAP measure. A reconciliation of Core efficiency ratio has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

The Company anticipates total noninterest expenses to be between $19 million and $21 million per quarter for the remainder of 2015 and throughout 2016.

Income Taxes

The Company's income tax expense for the three and nine months ended September 30, 2015, which includes both federal and state taxes, was $4.7 million and $14.5 million, respectively, compared to $4.4 million and $11.1 million for the same periods of 2014. The combined federal and state effective income tax rates for the three and nine months ended September 30, 2015 were 32.7% and 34.3%, respectively, compared to 34.9% and 34.3% for the same periods of 2014, respectively. The decrease in the effective tax rate as compared to the prior year quarter was mainly due to lower state income tax expense, including $0.3 million related to prior years.

Summary Balance Sheet

(in thousands)	September 30, 2015	December 31, 2014	Increase (decrease)
Total cash and cash equivalents	$126,890	$100,696	26,194	26.0%
Securities available for sale	470,496	400,146	70,350	17.6%
Securities held to maturity	44,175	45,985	(1,810)	(3.9)%
Portfolio loans	2,602,156	2,433,916	168,240	6.9%
Purchase credit impaired loans	83,736	99,103	(15,367)	(15.5)%
Total assets	3,516,541	3,277,003	239,538	7.3%
Deposits	2,813,963	2,491,510	322,453	12.9%
Total liabilities	3,172,978	2,960,762	212,216	7.2%
Total shareholders' equity	343,563	316,241	27,322	8.6%

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

(in thousands)	September 30, 2015	December 31, 2014	Increase (decrease)
Commercial and industrial	$1,371,095	$1,270,259	$100,836	7.9%
Commercial real estate - investor owned	424,090	413,026	11,064	2.7%
Commercial real estate - owner occupied	354,178	357,503	(3,325)	(0.9)%
Construction and land development	152,979	144,773	8,206	5.7%
Residential real estate	188,985	185,252	3,733	2.0%
Consumer and other	110,829	63,103	47,726	75.6%
Portfolio loans	2,602,156	2,433,916	168,240	6.9%
Purchase credit impaired loans	83,736	99,103	(15,367)	(15.5)%
Total loans	$2,685,892	$2,533,019	$152,873	6.0%

Portfolio loans grew by $168.2 million to $2.6 billion at September 30, 2015 when compared to December 31, 2014. PCI loans totaled $83.7 million at September 30, 2015, a decrease of $15.4 million, or 16%, from December 31, 2014, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates loan growth from selected specialized market segments:

(in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change
Enterprise value lending	245,814	202,468	43,346	21.4%
Life insurance premium financing	247,736	220,909	26,827	12.1%
Tax credits	145,207	129,782	15,425	11.9%

These specialized market segments are primarily C&I loans and have contributed significantly to the Company's loan growth in the first nine months of 2015. These loans are sourced through relationships developed with private equity funds and estate planning, or through deployment of tax credit allocations, and are not bound geographically by our traditional three markets.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Allowance at beginning of period, for portfolio loans	$31,765	$28,422	$30,185	$27,289
Loans charged off:
Commercial and industrial	(572)	(215)	(3,634)	(1,694)
Real estate:
Commercial	—	(50)	(664)	(724)
Construction and land development	—	(600)	(350)	(905)
Residential	(240)	—	(1,313)	—
Consumer and other	(9)	—	(24)	(4)
Total loans charged off	(821)	(865)	(5,985)	(3,327)
Recoveries of loans previously charged off:
Commercial and industrial	389	880	1,578	1,221
Real estate:
Commercial	84	31	1,540	106
Construction and land development	125	35	300	759
Residential	108	230	221	310
Consumer and other	2	1	83	1
Total recoveries of loans	708	1,177	3,722	2,397
Net loan chargeoffs	(113)	312	(2,263)	(930)
Provision for loan losses	599	66	4,329	2,441
Allowance at end of period, for portfolio loans	$32,251	$28,800	$32,251	$28,800

Allowance at beginning of period, for purchase credit impaired loans	$11,594	$17,539	$15,410	$15,438
Loans charged off	(10)	(8)	(12)	(171)
Other	(18)	(110)	(562)	(680)
Net loan chargeoffs	(28)	(118)	(574)	(851)
Provision (provision reversal) for loan losses	(227)	(1,877)	(3,497)	957
Allowance at end of period, for purchase credit impaired loans	$11,339	$15,544	$11,339	$15,544

Total allowance at end of period	$43,590	$44,344	$43,590	$44,344

Excludes purchase credit impaired loans
Average loans	$2,540,948	$2,280,377	$2,483,488	$2,217,000
Total portfolio loans	2,602,156	2,294,905	2,602,156	2,294,905
Net chargeoffs to average loans (annualized)	0.02%	(0.05)%	0.12%	0.06%
Allowance for loan losses to total loans	1.24	1.25	1.24	1.25

The provision for loan losses on portfolio loans for the nine months ended September 30, 2015 was $4.3 million compared to $2.4 million for the comparable 2014 period. The provision for loan losses for the nine month period ended September 30, 2015 was primarily to provide for strong loan growth and to provide for changes in charge-off trends.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. There was $3.5 million of provision reversal for loan losses on PCI loans for the nine months ended September 30, 2015, compared to provision of $1.0 million for the comparable 2014 period.

The allowance for loan losses on portfolio loans was 1.24% of total loans at September 30, 2015 compared to 1.25% at September 30, 2014. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio and coverage trends reflect steady improvements in credit quality measures and classified loan levels. The reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to lower levels of nonperforming loans, as well as continued improvement in our loss migration results.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Non-accrual loans	$9,123	$20,892	$16,507
Loans past due 90 days or more and still accruing interest	—	—	345
Restructured loans	—	1,352	1,360
Total nonperforming loans	9,123	22,244	18,212
Foreclosed property (1)	1,575	1,896	2,261
Total nonperforming assets (1)	$10,698	$24,140	$20,473

Excludes assets covered under FDIC loss share (1)
Total assets	$3,516,541	$3,277,003	$3,209,590
Total portfolio loans	2,602,156	2,433,916	2,294,905
Total loans plus foreclosed property	2,603,731	2,435,812	2,297,166
Nonperforming loans to total loans	0.35%	0.91%	0.79%
Nonperforming assets to total loans plus foreclosed property	0.41	0.99	0.89
Nonperforming assets to total assets	0.30	0.74	0.64

Allowance for portfolio loans to nonperforming loans	354%	136%	158%

(1)	Excludes purchase credit impaired loans and assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 1, Note 5 – Purchase Credit Impaired Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial and industrial	$2,975	$5,998	$3,543
Commercial real estate	2,611	6,298	7,055
Construction and land development	2,823	6,866	6,455
Residential real estate	714	3,082	386
Consumer and other	—	—	773
Total	$9,123	$22,244	$18,212

The following table summarizes the changes in nonperforming loans:

	Nine months ended September 30,
(in thousands)	2015	2014
Nonperforming loans beginning of period	$22,244	$20,840
Additions to nonaccrual loans	18,854	11,847
Additions to restructured loans	—	1,522
Chargeoffs	(6,109)	(3,299)
Other principal reductions	(24,840)	(7,852)
Moved to other real estate	(450)	(4,722)
Moved to performing	(576)	(469)
Loans past due 90 days or more and still accruing interest	—	345
Nonperforming loans end of period	$9,123	$18,212

Nonperforming loans at September 30, 2015 decreased by $9.1 million, or 50%,when compared to September 30, 2014. Other principal reductions of $24.8 million include $17.1 million of proceeds from the sale of collateral or business liquidation, $4.4 million of loans sold to an independent third party, and $3.3 million of payments.

Other real estate
Other real estate at September 30, 2015, was $8.4 million, compared to $11.1 million at September 30, 2014. Approximately 81% of total Other real estate, or $6.8 million, is covered by FDIC shared-loss agreements.

The following table summarizes the changes in Other real estate:

	Nine months ended September 30,
(in thousands)	2015	2014
Other real estate beginning of period	$7,840	$23,252
Additions and expenses capitalized to prepare property for sale	6,604	7,468
Writedowns in value	(299)	(2,310)
Sales	(5,775)	(17,323)
Other real estate end of period	$8,370	$11,087

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $3.2 billion at September 30, 2015, compared to $3.0 billion at December 31, 2014. Liabilities increased slightly due to a $322 million increase in total deposits, offset by a decrease of $69 million in short-term Federal Home Loan Bank advances and a decrease of $45 million in other borrowings.

Deposits

(in thousands)	September 30, 2015	December 31, 2014	Increase (decrease)
Demand deposits	$691,758	$642,930	48,828	7.59%
Interest-bearing transaction accounts	529,052	508,941	20,111	3.95%
Money market accounts	1,045,699	755,569	290,130	38.40%
Savings	90,858	78,718	12,140	15.42%
Certificates of deposit:
$100 and over	353,488	377,544	(24,056)	(6.37)%
Other	103,108	127,808	(24,700)	(19.33)%
Total deposits	$2,813,963	$2,491,510	322,453	12.94%

Non-time deposits / total deposits	84%	80%
Demand deposits / total deposits	25%	26%

Total deposits at September 30, 2015 were $2.8 billion, an increase of $322 million, or 12.9%, from December 31, 2014. The increase in deposits within our money market accounts reflects initiatives to enhance overall deposit levels as well as to improve our funding mix. The composition of our noninterest bearing deposits remained relatively stable at 25% of total deposits at September 30, 2015 compared to December 31, 2014. Growth in balances and the change in composition modestly improved deposit costs during the first nine months of 2015 at 0.39%, as compared to 0.43% for the prior year period.

Shareholders' Equity

Shareholders' equity totaled $344 million at September 30, 2015, an increase of $27.3 million from December 31, 2014. Significant activity during the nine months ended September 30, 2015:

•	Net income of $27.8 million,

•	Other comprehensive income of $1.3 million from the change in unrealized gains on investment securities,

•	Dividends paid on common stock of $3.7 million.

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments. The parent company has an unsecured term loan agreement maturing in the fourth quarter with a $4.7 million balloon payment due on November 6, 2015.  The Company expects to refinance or payoff the note with existing parent company cash.  Additionally, the Company expects the Bank to pay a dividend to the parent company in the fourth quarter to bolster holding company liquidity.  Management believes our current level of cash at the holding company of $9.0 million will be sufficient to meet all projected cash needs for the remainder of 2015, inclusive of the term note repayment.

As of September 30, 2015, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2015, the Bank could borrow an additional $282.4 million from the FHLB of Des Moines under blanket loan pledges and has an additional $746.2 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million. On December 30, 2013, the Company prepaid $30.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 4.09% and a maturity of three years and incurred a prepayment penalty of $2.6 million. On December 23, 2014, the Company prepaid an additional $50.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 3.17%, a maturity of three years and incurred a prepayment penalty of $2.9 million. These transactions have reduced our cost of interest bearing liabilities and continue to help mitigate net interest margin compression.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $470.5 million of the securities available for sale at September 30, 2015, $260.0 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $210.5 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.2 billion in unused commitments as of September 30, 2015. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of September 30, 2015, and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2015. Beginning with reporting for the first quarter of 2015, the Company adopted the Regulatory Capital Framework (Basel III). The Company has implemented the necessary processes and procedures to comply with Basel III.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	September 30, 2015	December 31, 2014
Total capital to risk-weighted assets	12.55%	13.40%
Tier 1 capital to risk-weighted assets	11.30%	12.14%
Common equity tier 1 capital to risk-weighted assets[1]	9.59%	10.15%
Leverage ratio (Tier 1 capital to average assets)	10.77%	10.48%
Tangible common equity to tangible assets[2]	8.90%	8.69%
Tier 1 capital	$364,594	$335,220
Total risk-based capital	404,979	369,867

[1] Not an applicable regulatory ratio until the quarter ended March 31, 2015
[2] Not a required regulatory capital ratio

The decline in regulatory ratios at September 30, 2015 represents the impact of an increase in risk weighted assets under the Basel III guidelines. The Company believes the tangible common equity ratio and the common equity tier 1 capital ratio are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

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

Core Performance Measures

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
CORE PERFORMANCE MEASURES
Net interest income	$30,006	$27,444	$88,331	$86,552
Less: Incremental accretion income	2,919	2,579	9,380	13,781
Core net interest income	27,087	24,865	78,951	72,771

Total noninterest income	4,729	4,452	14,118	11,779
Less: Change in FDIC loss share receivable	(1,241)	(2,374)	(4,450)	(7,526)
Less: Gain (loss) on sale of other real estate covered under FDIC loss share	31	(45)	26	250
Less: Gain on sale of investment securities	—	—	23	—
Less: Closing fee	—	945	—	945
Core noninterest income	5,939	5,926	18,519	18,110

Total core revenue	33,026	30,791	97,470	90,881

Provision for portfolio loans	599	66	4,329	2,441

Total noninterest expense	19,932	21,121	59,340	62,668
Less: FDIC clawback	298	1,028	760	1,060
Less: Other loss share expenses	287	746	1,135	2,409
Core noninterest expense	19,347	19,347	57,445	59,199

Core income before income tax expense	13,080	11,378	35,696	29,241

Total income tax expense	4,722	4,388	14,506	11,059
Less: Income tax expense of PCI assets	518	462	2,521	1,158
Core income tax expense	4,204	3,926	11,985	9,901
Core net income	$8,876	$7,452	$23,711	$19,340

Core diluted earnings per share	$0.44	$0.37	$1.17	$0.97
Core efficiency ratio	58.58%	62.83%	58.94%	65.14%
Core return on average assets	1.03%	0.93%	0.95%	0.83%
Core return on average common equity	10.41%	9.65%	9.59%	8.70%
Core return on average tangible common equity	11.56%	10.89%	10.70%	9.88%

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

Net Interest Margin to Core Net Interest Margin

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net interest income (fully tax equivalent)	$30,437	$27,843	$89,595	$87,779
Less: Incremental accretion income	2,919	2,579	9,380	13,781
Core net interest income (fully tax equivalent)	$27,518	$25,264	$80,215	$73,998

Average earning assets	$3,201,181	$2,943,070	$3,115,658	$2,896,202
Reported net interest margin (fully tax equivalent)	3.77%	3.75%	3.84%	4.05%
Core net interest margin (fully tax equivalent)	3.41%	3.41%	3.44%	3.42%

Tangible common equity ratio

(in thousands)	September 30, 2015	December 31, 2014
Total shareholders' equity	$343,563	$316,241
Less: Goodwill	30,334	30,334
Less: Intangible assets	3,323	4,164
Tangible common equity	$309,906	$281,743

Total assets	$3,516,541	$3,277,003
Less: Goodwill	30,334	30,334
Less: Intangible assets	3,323	4,164
Tangible assets	$3,482,884	$3,242,505

Tangible common equity to tangible assets	8.90%	8.69%

Common equity tier 1 ratio

(in thousands)	September 30, 2015	December 31, 2014
Total shareholders' equity	$343,563	$316,241
Less: Goodwill	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities[1]	820	4,164
Less: Unrealized gains	2,973	1,681
Plus: Qualifying trust preferred securities	55,100	55,100
Plus: Other	58	58
Total tier 1 capital	364,594	335,220
Less: Qualifying trust preferred securities	55,100	55,100
Less: Other[1]	23	—
Common equity tier 1 capital	$309,471	$280,120

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$3,227,604	$2,760,729

Common equity tier 1 capital to risk-weighted assets	9.59%	10.15%

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	5.2%
+ 200 bp	3.3%
+ 100 bp	1.4%
- 100 bp	-1.4%

Interest rate simulations for September 30, 2015, demonstrate that a rising rate environment will have a positive impact on net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. At September 30, 2015, the Company had $23.8 million in notional amount of outstanding interest rate caps, to help manage interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2015. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended September 30, 2015.

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announces plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
July 1, 2015 through July 31, 2015	—	$—	—	2,000,000
August 1, 2015 through August 31, 2015	—	—	—	2,000,000
September 1, 2015 through September 30, 2015	—	—	—	2,000,000
Total	—		—

(a) In May 2015, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. The timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations.

ITEM 6: EXHIBITS

Exhibit No.	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1.1	Amendment of Executive Employment Agreement dated as of October 29, 2015 by and between Registrant and Peter F. Benoist.

10.1.2	Amendment of Executive Employment Agreement dated as of October 29, 2015 by and between Registrant and Keene S. Turner.

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at September 30, 2015 and December 31, 2014; (ii) Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of October 30, 2015.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer