Form 10-K
period 2015-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2016-02-26
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2015.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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
Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $432,920,454 based on the closing price of the common stock of $22.77 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015) as reported by the NASDAQ Global Select Market.

As of February 22, 2016, the Registrant had 20,173,107 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2015.

ENTERPRISE FINANCIAL SERVICES CORP
2015 ANNUAL REPORT ON FORM 10-K

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
Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management's analysis and expectations only as of the date of such statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend, and undertakes no obligation, to publicly revise or update forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by federal securities law. You should understand that it is not possible to predict or identify all risk factors. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.enterprisebank.com under "Investor Relations."

PART 1
ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we” or the “Company” or “Enterprise”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri. We are the holding company for a full service banking subsidiary, Enterprise Bank & Trust (the “Bank”), offering banking and wealth management services to individuals and corporate customers primarily located in the St. Louis, Kansas City, and Phoenix metropolitan markets. Our executive offices are located at 150 North Meramec, Clayton, Missouri 63105 and our telephone number is (314) 725-5500.

Available Information
Various reports provided to the SEC, including our annual reports, quarterly reports, current reports, and proxy statements, are available free of charge on our website at www.enterprisebank.com under "Investor Relations." These reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC's website at http://www.sec.gov.

Business Strategy
Our stated mission is “to guide our clients to a lifetime of financial success.” We have established an accompanying corporate vision “to deliver customer and financial performance that positions us in the top quartile of our peers.” These tenets are fundamental to our business strategies and operations.

Our general business strategy is to generate superior shareholder returns by providing comprehensive financial services primarily to private businesses, their owner families, and other success-minded individuals through banking and wealth management lines of business. The Company has one segment for purposes of its financial reporting.

The Company offers a broad range of business and personal banking services, and wealth management services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. Tax credit brokerage activities consist of the acquisition of Federal and State tax credits and the sale of these tax credits to clients. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”), provides financial planning, estate planning, investment management, and trust services to businesses, individuals, institutions, retirement plans, and non-profit organizations.

Key components of our strategy include a focused and relationship-oriented distribution and sales approach, with an emphasis on growing fee income and niche businesses, while maintaining prudent credit and interest rate risk management, appropriate supporting technology, and controlled expense growth.

Building long-term client relationships - Our growth strategy is largely client relationship driven. We continuously seek to add clients who fit our target market of businesses, business owners, professionals, and associated relationships. Those relationships are maintained, cultivated, and expanded over time by trained, experienced banking officers and wealth advisors. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing from the Federal Home Loan Bank of Des Moines (the “FHLB”), the Federal Reserve, and by issuing brokered certificates of deposits.

Fee income business - Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals, and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company's long-term relationship strategy. We also offer a broad range of Treasury Management products and services that benefit businesses ranging from large national clients to the smallest local merchants. Customized solutions and special product bundles are available to clients of all sizes.  Responding to ever increasing needs for tightened security and improved functional efficiency, the Company continues to offer robust treasury systems that employ advanced mobile technology and fraud detection/mitigation. The Company also offers card services, international banking, and tax credit businesses that generate fee income.

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

•
Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of Federal and Missouri State Low Income Housing tax credits. In addition, we provide leveraged and other loans on projects funded through the Department of the Treasury CDFI New Markets Tax Credit program. In 2011, 2013, 2014, and 2015, we were selected as one of the relatively few banks to be allocated to distribute New Markets Tax Credits. In this capacity, we have been responsible for allocating a total of $183 million of tax credits to clients and projects.

•	Tax Credit Brokerage. We acquire Missouri state tax credits from affordable housing development funds and sell the tax credits to clients and other individuals for tax planning purposes.

•
Enterprise Advisory Services. We have developed a proprietary deposit platform allowing registered investment advisory firms to offer FDIC insured cash deposits in addition to other investment products.

•	Enterprise Aircraft Finance. Beginning in 2016, we established a unit specializing in financing and leasing solutions for the acquisition of fixed and rotor wing aircraft.
Capitalizing on technology - We view our technological capabilities to be a competitive advantage. Our systems provide Internet banking, expanded treasury management products, check and document imaging, and remote deposit capture systems. Other services currently offered by the Bank include controlled disbursements, repurchase agreements, and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, which we believe often creates a competitive advantage over larger banks. Technology is also extensively utilized in internal systems, operational support functions, customer service, associate productivity, and management reporting and analysis.

Maintaining asset quality - The Company monitors asset quality through formal, ongoing, multiple-level reviews of loans in each market. These reviews are overseen by the Company's credit administration department. In addition, the loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the Credit Committee of the Bank's Board of Directors.

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

Acquisitions and Divestitures
Between December 2009 and August 2011, the Bank entered into four agreements with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume certain liabilities of four failed banks: Valley Capital Bank, Home National Bank, Legacy Bank, and The First National Bank of Olathe. In conjunction with each of these, the Bank entered into loss share agreements, under which the FDIC agreed to reimburse the Bank for a percentage of losses on certain loans and other real estate acquired for the term of the agreement. In December 2015, the Bank entered into an agreement with the FDIC for early termination of all existing loss share agreements. The Bank will fully recognize all future recoveries, losses, and expenses related to the assets formerly covered by the agreements, and the FDIC will no longer share in those amounts. The Company expects its future earnings to be positively impacted due to the early termination.

On December 6, 2013, the Bank completed the sale and closure of four of its branches in the Kansas City market. The sale agreement called for two branches to be sold to another financial institution, as well as $7.6 million of loans, $78.4 million of deposits, and $1.4 million of other assets. The sale resulted in a pre-tax gain of approximately $1.0 million primarily due to a premium received on the deposits sold as part of the transaction.

Debt Repayments
During 2014, the Company completed two transactions that significantly reduced its long term debt. On March 14, 2014, the Company converted $5.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of the transaction, the Company reduced its long-term debt by $5.0 million and issued an aggregate of approximately 0.3 million shares of common stock. On December 23, 2014, the Company prepaid $50.0 million of debt with the FHLB with a weighted average interest rate of 3.17% and a maturity of three years, and incurred a prepayment penalty of $2.9 million before income taxes.

During 2013, the Company completed two transactions similar to the 2014 events to reduce long term debt and improve the overall cost of funding. On August 15, 2013, the Company converted $20.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of the transaction, the Company reduced its long-term debt by $20.0 million and issued an aggregate of 1.2 million shares of common stock. The Company issued 25,060 shares of additional common stock as an inducement for the conversion. On December 30, 2013, the Company prepaid $30.0 million of debt with the FHLB with a weighted average interest rate of 4.09% and a maturity of three years, and incurred a prepayment penalty of $2.6 million before income taxes.

Market Areas and Approach to Geographic Expansion
We operate in the St. Louis, Kansas City, and Phoenix metropolitan areas. The Company, as part of its expansion effort, plans to continue its strategy of operating branches with larger average deposits, and employing experienced staff who are compensated on the basis of performance and customer service.

St. Louis - We operate six banking facilities in the St. Louis metropolitan area. The St. Louis market enjoys a stable, diverse economic base, and is ranked the 19th largest metropolitan statistical area in the United States. It is an attractive market with nearly 70,000 privately held businesses and more than 50,000 households with investable assets of $1.0 million or more.

Kansas City - We operate eight banking facilities in the Kansas City market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and more than 40,000 households with investable assets of $1.0 million or more. It is the 29th largest metropolitan area in the U.S.

Phoenix - We operate two banking facilities in the Phoenix metropolitan area. Phoenix is the nation's 12th largest metropolitan area, and has more than 90,000 privately held businesses and more than 80,000 households with investable assets over $1.0 million. We believe Phoenix is a dynamic growth market and offers attractive growth prospects for our business.

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by a number of large financial and bank holding companies with substantial capital resources and lending capacity. Many of the larger banks have established specialized units, which target private businesses and high net worth individuals. Also, the St. Louis, Kansas City, and Phoenix markets have numerous small community banks. In addition to other financial holding companies and commercial banks, we compete with credit unions, thrifts, investment managers, brokerage firms, and other providers of financial services and products.

Supervision and Regulation
The following is a summary description of the relevant laws, rules, and regulations governing banks and financial holding companies. The description of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the related statutes and regulations.

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

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on our and the Bank's business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are in the process of being implemented while other aspects remain subject to further rulemaking. These regulations will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Company.

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve, and the Bank must continue to be considered well managed and well capitalized by the FDIC, and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy, and “Bank Subsidiary - Community Reinvestment Act” below for more information on the Community Reinvestment Act.

Acquisitions: With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is described below.

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

Bank Subsidiary
At December 31, 2015, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

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

The Basel III final rule established a new Common equity tier 1 capital ("CET1") requirement, an increase in the Tier 1 capital requirement from 4.0% to 6.0%, and maintains the current 8.0% total capital requirement. The new CET1     and minimum Tier 1 capital requirements were effective January 1, 2015. In addition to these minimum risk-based capital ratios, the Basel III final rule requires that all banking organizations maintain a "capital conservation buffer" consisting of CET1 capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer, when fully implemented, will effectively increase the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer is being phased in over a five year period that began January 1, 2016.

As required by the Dodd-Frank Act, the Basel III final rule requires that capital instruments such as trust preferred securities and cumulative preferred shares be phased-out of Tier 1 capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009, and grandfathers as Tier 1 capital such instruments issued by smaller entities prior to May 19, 2010 (provided they do not exceed 25% of Tier 1 capital). The Company's trust preferred securities are grandfathered under this provision.

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

Under the FDIC’s prompt corrective action rules, a bank that (1) has a Total capital to risk-weighted assets ratio (the “Total Capital Ratio”) of 10.0% or greater, a Tier 1 capital to risk-weighted assets ratio (the “Tier 1 Capital Ratio”) of 8.0% or greater, a CET1 capital to risk-weighted assets ratio (the "CET1 Capital Ratio") of 6.5% or greater, and a Tier 1 Capital to average assets (the “Leverage Ratio”) of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, a CET1 Capital Ratio of 4.5% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 6.0%, a CET1 Capital Ratio of less than 4.5%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, a CET1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 4.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to total assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating or is subject to a regulatory action that requires heightened levels of capital.
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
At December 31, 2015, all of the Bank’s capital ratios were at levels that would qualify it to be “well capitalized” for regulatory purposes.
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
UDAP and UDAAP: Banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.
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

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which became effective July 21, 2015, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension to conform with the retention of ownership interest in private equity and hedge funds until July 21, 2016, and has indicated that they will grant an additional one year extension to July 21, 2017. The Company plans to comply within the conformance period and does not believe that the Volcker Rule will have a material impact on its investment portfolio.

Employees
At December 31, 2015, we had 459 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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

An economic downturn, especially one affecting our market areas or specialty lending products, could adversely affect our financial condition, results of operations or cash flows.
If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. As a community bank, we bear increased risk of unfavorable local economic conditions. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Our loan portfolio is concentrated in certain markets which could result in increased credit risk.
A majority of our loans are to businesses and individuals in the St. Louis, Kansas City, and Phoenix metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our clients to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Consequently, a decline in local economic conditions may adversely affect our earnings.

There are material risks involved in commercial lending that could adversely affect our business.
Our business plan calls for continued efforts to increase our assets invested in commercial loans. Our credit-rated commercial loans include commercial and industrial loans to our privately-owned business clients along with loans to commercial borrowers that are secured by real estate (commercial property, multi-family residential property, 1 - 4 family residential property, and construction and land). Commercial loans generally involve a higher degree of credit risk than residential mortgage loans due, in part, to their larger average size and less readily-marketable collateral. In addition, unlike residential mortgage loans, commercial loans generally depend on the cash flow of the borrower’s business to service the debt. Adverse economic conditions or other factors adversely affecting our target markets may have a greater adverse effect on us than on other financial institutions that have a more diversified client base. Increases in non-performing commercial loans could result in operating losses, impaired liquidity and erosion of our capital, and could have a material adverse effect on our financial condition and results of operations. Credit market tightening could adversely affect our commercial borrowers through declines in their business activities and adversely impact their overall liquidity through the diminished availability of other borrowing sources or otherwise.

Our loan portfolio has loans secured by real estate, which could result in increased credit risk.
A portion of our portfolio is secured by real estate, and thus we face a high degree of risk from a downturn in our real estate markets. If real estate values would decline in our markets, our ability to recover on defaulted loans for which the primary reliance for repayment is on the real estate collateral by foreclosing and selling that real estate would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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

Our enterprise value lending / senior debt financing transactions are underwritten based primarily on cash flow, profitability and enterprise value of the client and are not fully covered by the value of tangible assets or collateral of the client. Consequently, if any of these transactions becomes non-performing, we could suffer a loss of some or all of our value in the assets.

Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. In the case of our senior cash flow loans, we generally take a lien on substantially all of a client's assets, but the value of those assets is typically substantially less than the amount of money we advance to the client under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

•
reduced use of or demand for the client's products or services and, thus, reduced cash flow of the client to service the loan and other debt product as well as reduced value of the client as a going concern;

•	inability of the client to manage working capital, which could result in lower cash flow;

•	inaccurate or fraudulent reporting of our client's positions or financial statements;

•	economic downturns, political events, regulatory changes, litigation or acts of terrorism that affect the client's business, financial condition and prospects; and

•	our client's poor management of their business.

Additionally, many of our clients use the proceeds of our cash flow transactions to make acquisitions. Poorly executed or poorly conceived acquisitions can tax management, systems and the operations of the existing business, causing a decline in both the client's cash flow and the value of its business as a going concern. In addition, many acquisitions involve new management teams taking over control of a business. These new management teams may fail to execute at the same level as the former management team, which could reduce the cash flow of the client available to service the loan or other debt product, as well as reduce the value of the client as a going concern.

Widespread financial difficulties or downgrades in the financial strength or credit ratings of life insurance providers could lessen the value of the collateral securing our life insurance premium finance loans and impair our financial condition and liquidity.
One of the specialty products we offer is financing high-end whole life insurance premiums utilized in high net worth estate planning. These loans are primarily secured by the insurance policies financed by the loans, i.e., the obligations of the life insurance providers under those policies. Nationally Recognized Statistical Rating Organizations (“NRSROs”) such as Standard & Poor’s, Moody’s and A.M. Best evaluate the life insurance providers that are the payors on the life insurance policies that we finance. The value of our collateral could be materially impaired in the event there are widespread financial difficulties among life insurance providers or the NRSROs downgrade the financial strength ratings or credit ratings of the life insurance providers, indicating the NRSROs’ opinion that the life insurance provider’s ability to meet policyholder obligations is impaired, or the ability of the life insurance provider to meet the terms of its debt obligations is impaired. The value of our collateral is also subject to the risk that a life insurance provider could become insolvent. In particular, if one or more large nationwide life insurance providers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

We engage in aircraft financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes non-performing, we could suffer a loss of some or all of our value in the assets.
In January 2016, we acquired an aircraft financing platform and the associated portfolio of aircraft loans. These transactions are secured by the aircraft financed by the loans. Aircraft as collateral presents unique risks: it is high-value, but susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions includes insurance covenants and other provisions to protect the lender against risk of loss, there can be no assurance that, in the event of a catastrophic loss, the insurance proceeds would be sufficient to ensure our full recovery of the aircraft loan. Moreover, a relatively small number of non-performing aircraft loans could have a significant negative impact on the value of our portfolio. If we must make additional provisions to increase our allowance for loan losses, we could experience a decrease in net income and possibly a reduction in capital, which could have a material adverse effect on our financial condition and results of operations.

We may be obligated to indemnify certain counterparties in financing transactions we enter into pursuant to the New Markets Tax Credit Program.
We participate in and are an allocatee of the New Markets Tax Credit Program of the U.S. Department of the Treasury Community Development Financial Institutions Fund. Through this program, we provide our allocation to certain projects, which in turn for an equity investment from an Investor in the project generate federal tax credits to those investors. This equity, coupled with any debt or equity from the project sponsor is in turn invested in a certified community development entity for a period of at least seven years. Community development entities must use this capital to make loans to, or other investments in, qualified businesses in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their total equity investment, credited at a rate of five percent in each of the first three years and six percent in each of the final four years. However, after the exhaustion of all cure periods and remedies, the entire credit is subject to recapture if the certified community development entity fails to maintain its certified status, or if substantially all of the equity investment proceeds associated with the tax credits we allocate are no longer continuously invested in a qualified business who meet the New Markets Tax Credit Program criteria, or if the equity investment is redeemed prior to the end of the minimum seven-year term. As part of these financing transactions, we as the parent to CDE provide customary indemnities to the tax credit investors, which require us to indemnify and hold harmless the investors in the event a credit recapture event occurs, unless the recapture is a result of action or inaction of the investor. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. If this were to occur, the amount we may be required to pay a bank investor could be substantial and could have a material adverse effect on our results of operations and financial condition.

If we fail to comply with requirements of the federal New Markets Tax Credit program, the U.S. Department of the Treasury Community Development Financial Institutions Fund could seek any remedies available under its Allocation Agreement with us, and we could suffer significant reputational harm and be subject to greater scrutiny from banking regulators.
Because we have been designated as an “Allocatee” under the New Markets Tax Credit Program, we are required to provide allocation fund qualifying projects under the New Markets Tax Credit Program, and we are responsible for monitoring those projects, ensuring their ongoing compliance with the requirements of the New Markets Tax Credit Program and satisfying the various recordkeeping and reporting requirements under the New Markets Tax Credit Program. If we default in our obligations under the New Markets Tax Credit Program, the U.S. Department of the Treasury may revoke our participation in any other CDFI Fund programs, reallocate the new market tax credits that were originally allocated to us, and take any other remedial actions that it is empowered to take under the Allocation Agreement they have entered into with us with respect to the New Markets Tax Credit Program, with the full range of such remedies being unknown. If we were to default under the New Markets Tax Credit Program, we could suffer negative publicity in the communities in which we operate, and we could face greater scrutiny from federal and state bank regulators, especially with regard to our compliance with the Community Reinvestment Act. These developments could have a material adverse impact on our reputation, business, financial condition, results of operations and liquidity.

We face potential risks from litigation brought against the Company or its subsidiaries.
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

Loss of customer deposits could increase our funding costs.
We rely on bank deposits to be a low cost and stable source of funding. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition and results of operations.

Our utilization of brokered deposits could adversely affect our liquidity and results of operations.
Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits, and, in the future, those depositors may not renew their deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or may have to replace them with other deposits or with funds from other sources. Additionally, if the Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interests rates to maintain or replace these deposits could adversely affect our net interest margin and results of operations.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, investment securities, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates may not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Significant fluctuations in market interest rates could materially and adversely affect not only our net interest spread, but also our asset quality and loan origination volume, deposits, funding availability, and/or net income.

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

The ability of our borrowers to repay their loans may be adversely affected by an increase in market interest rates which could result in increased credit losses. These increased credit losses, where the Bank has retained credit exposure, could decrease our assets, net income and cash available.
The loans we make to our borrowers typically bear interest at a variable or floating interest rate. When market interest rates increase, the amount of revenue borrowers need to service their debt also increases. Some borrowers may be unable to make their debt service payments. As a result, an increase in market interest rates will increase the risk of loan default. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and covered loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

By engaging in derivative transactions, we are exposed to additional credit and market risk in our banking business.
We may use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in client related derivatives. We may use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. We also have derivatives that result from a service we provide to certain qualifying clients approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If the Company incurs losses that erode its capital, it may become subject to enhanced regulation or supervisory action.
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

Changes in government regulation and supervision may increase our costs, or impact our ability to operate in certain lines of business.
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
Over the past several years, the FDIC has adopted several rules which have resulted in a number of changes to the FDIC assessments, including modification of the assessment system and a special assessment. It is possible that the FDIC may impose special assessments in the future or further increase our annual assessment, which could adversely affect our earnings.

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

We face significant competition.
The financial services industry, including but not limited to, commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, credit unions, and mortgage companies among others. Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services. Many of our competitors are significantly larger than us and have greater access to capital and other resources. Also, our ability to compete effectively in our business is dependent on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry, generally. If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term client relationships based on top quality service and high ethical standards;

•	the scope, relevance, and pricing of products and services offered to meet client needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	client satisfaction with our level of service; and/or

•	industry and general economic trends.

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

Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of our management's time and attention;

•	the possible loss of key employees and clients of the target company;

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and/or

•	potential changes in banking or tax laws or regulations that may affect the target company.

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

We may not be able to maintain our historical rate of growth, which could have a material adverse effect on our ability to successfully implement our business strategy.
Successful growth requires that we follow adequate loan underwriting standards, balance loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintain adequate capital at all times, produce investment performance results competitive with our peers and benchmarks, further diversify our revenue sources, meet the expectations of our clients and hire and retain qualified employees. If we do not manage our growth successfully, then our business, results of operations or financial condition may be adversely affected.

We may be unable to successfully integrate new business lines into our existing operations.
In January 2016, we added a team focused on the niche product of aircraft financing, marking our entry into that arena, in order to further broaden our offerings to our middle market commercial clients. From time to time, we may implement other new lines of business or offer new products or services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. Although we continue to expend substantial managerial, operating and financial resources as our business grows, we may be unable to successfully continue the integration of new business lines, and price and profitability targets may not prove feasible. External factors such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

Loss of key employees may disrupt relationships with certain clients.
Our client relationships are critical to the success of our business, and loss of key employees with significant client relationships may lead to the loss of business if the clients follow that employee to a competitor. While we believe our relationships with our key personnel are strong, we cannot guarantee that all of our key personnel will remain with us, which could result in the loss of some of our clients and could have an adverse impact on our business, financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available to us or may only be available on unfavorable terms.
We may need to raise additional capital in the future in order to support growth or adverse developments such as any additional provisions for loan losses, to maintain our capital ratios, or for other reasons. The condition of the financial markets may be such that we may not be able to obtain additional capital, or the additional capital may only be available on terms that are not attractive to us.

We may incur impairments to goodwill.
At December 31, 2015, we had $30.3 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Consumer Financial Protection Bureau (the “CFPB”), and will require the CFPB and other federal agencies to implement many new rules.

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

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution's performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Declines in asset values may result in impairment charges and adversely impact the value of our investments and our financial performance and capital.
We hold an investment securities portfolio that includes, but is not limited to, government securities and agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income (loss), which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security and other relevant factors.

Our investment securities portfolio includes $8.3 million in capital stock of the FHLB of Des Moines as of December 31, 2015. This stock ownership is required for us to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including us, to make additional capital investments in the FHLB. If the FHLB were to cease operations, or if we would be required to write-off our investment in the FHLB, our financial condition, and results of operations may be materially and adversely affected.

We primarily invest in mortgage-backed obligations and such obligations have been, and are likely to continue to be, impacted by market dislocations, declining home values and prepayment risk, which may lead to volatility in cash flow and market risk and declines in the value of our investment portfolio.
Our investment portfolio largely consists of mortgage-backed obligations primarily secured by pools of mortgages on single-family residences. The value of mortgage-backed obligations in our investment portfolio may fluctuate for several reasons, including (i) delinquencies and defaults on the mortgages underlying such obligations, due in part to high unemployment rates, (ii) falling home prices, (iii) lack of a liquid market for such obligations, (iv) uncertainties in respect of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which guarantee such obligations, and (v) the expiration of government stimulus initiatives. Home values have declined significantly over the last several years. Although home prices appear to have leveled off, if the value of homes were to further materially decline, the fair value of the mortgage-backed obligations in which we invest may also decline. Any such decline in the fair value of mortgage-backed obligations, or perceived market uncertainty about their fair value, could adversely affect our financial position and results of operations. In addition, when we acquire a mortgage-backed security, we anticipate that the underlying mortgages will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when rates rise, but changes in prepayment rates are difficult to predict. In light of historically low interest rates, many of our mortgage-backed securities have a higher interest rate than prevailing market rates, resulting in a premium purchase price. In accordance with applicable accounting standards, we amortize the premium over the expected life of the mortgage-backed security. If the mortgage loans securing the mortgage-backed security prepay more rapidly than anticipated, we would have to amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and adversely impact our earnings.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our Internet banking system, treasury management products, check and document imaging, remote deposit capture systems, general ledger, and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets.  We cannot assure any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed.  While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve.  We may be required to expend significant additional resources in the future to modify and enhance our protective measures. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems.  Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of client business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

We rely on third-party vendors to provide key components of our business infrastructure.
We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including relationship management, mobile banking, general ledger, investment, deposit, loan servicing and loan origination systems. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us, and replacing these third-party vendors could result in significant delay and expense. Accordingly use of such third parties creates an unavoidable inherent risk to our business operations as well as reputational risk.

We are subject to environmental risks associated with owning real estate or collateral.
When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we will have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at the Company's expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. It may cost much more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower's operations if the Company takes a role in managing those operations after a default. The Company may also find it difficult or impossible to sell contaminated properties.

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

The stock market and, in particular, the market for financial institution stocks, has historically experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified in this annual report and other reports by the Company. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength or operating results. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

The trading volume in our common stock is less than that of other larger financial institutions.
Although our common stock is listed for trading on the NASDAQ Global Select Market, its trading volume may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time, a factor over which we have no control. During any period of lower trading volume of our common stock, significant sales of shares of our common stock or the expectation of these sales could cause our common stock price to fall.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2015, we had six banking locations in the St. Louis metropolitan area, eight banking locations in the Kansas City metropolitan area, and two banking locations in the Phoenix metropolitan area. We own four of the facilities and lease the remainder. Most of the leases expire between 2016 and 2024 and include one or more renewal options of up to five years. One lease expires in 2028. All the leases are classified as operating leases. We believe all our properties are in good condition.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices
The Company's common stock trades on the NASDAQ Global Select Market under the symbol “EFSC.” Below are the dividends declared by quarter along with what the Company believes are the closing, high, and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Select Market. There may have been other transactions at prices not known to the Company. As of February 22, 2016, the Company had 415 common stock shareholders of record and a market price of $26.96 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2015				2014
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$28.35	$25.17	$22.77	$20.66	$19.73	$16.72	$18.06	$20.07
High	30.73	25.46	23.35	20.93	20.23	18.95	20.93	20.65
Low	24.18	22.03	19.68	18.80	16.38	16.70	17.02	17.67
Cash dividends paid on common shares	0.0800	0.0700	0.0600	0.0525	0.0525	0.0525	0.0525	0.0525

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

Issuer Purchases of Equity Securities
The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2015.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1, 2015 through October 31, 2015	—	$—	—	2,000,000
November 1, 2015 through November 30, 2015	—	—	—	2,000,000
December 1, 2015 through December 31, 2015	1,128	28.28	—	2,000,000
Total	1,128		—
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

The following graph* compares the cumulative total shareholder return on the Company's common stock from December 31, 2010 through December 31, 2015. The graph compares the Company's common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2010 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending December 31,
Index	2010	2011	2012	2013	2014	2015
Enterprise Financial Services Corp	100.00	143.75	129.19	204.47	199.82	290.32
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39

*Source: SNL Financial L.C.  Used with permission.  All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company's audited financial statements as of and for the five years ended December 31, 2015. This information should be read in connection with our audited consolidated financial statements, related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
(in thousands, except per share and percentage data)	2015	2014	2013	2012	2011
EARNINGS SUMMARY:
Interest income	$132,779	$131,754	$153,289	$165,464	$142,840
Interest expense	12,369	14,386	18,137	23,167	30,155
Net interest income	120,410	117,368	135,152	142,297	112,685
Provision (provision reversal) for portfolio loan losses	4,872	4,409	(642)	8,757	13,300
Provision (provision reversal) for purchased credit impaired loan losses	(4,414)	1,083	4,974	14,033	2,803
Noninterest income	20,675	16,631	9,899	9,084	18,508
Noninterest expense	82,226	87,463	90,639	85,761	76,865
Income before income taxes	58,401	41,044	50,080	42,830	38,225
Income tax expense	19,951	13,871	16,976	14,534	12,802
Net income	$38,450	$27,173	$33,104	$28,296	$25,423

PER SHARE DATA:
Basic earnings per common share	$1.92	$1.38	$1.78	$1.41	$1.37
Diluted earnings per common share	1.89	1.35	1.73	1.37	1.34
Cash dividends paid on common shares	0.26	0.21	0.21	0.21	0.21
Book value per common share	17.53	15.94	14.47	13.09	11.61
Tangible book value per common share	15.86	14.20	12.62	10.99	9.38

BALANCE SHEET DATA:
Ending balances:
Portfolio loans	$2,750,737	$2,433,916	$2,137,313	$2,106,039	$1,897,074
Allowance for loan losses (1)	33,441	30,185	27,289	34,330	37,989
Purchased credit impaired loans, net of the allowance for loan losses	64,583	83,693	125,100	189,571	298,975
Goodwill	30,334	30,334	30,334	30,334	30,334
Other intangible assets, net	3,075	4,164	5,418	7,406	9,285
Total assets	3,608,483	3,277,003	3,170,197	3,325,786	3,377,779
Deposits	2,784,591	2,491,510	2,534,953	2,658,851	2,791,353
Subordinated debentures	56,807	56,807	62,581	85,081	85,081
Other borrowings	380,326	383,883	264,331	325,070	256,545
Shareholders' equity	350,829	316,241	279,705	235,745	239,565
Tangible common equity	317,420	281,743	243,953	198,005	166,653

Average balances:
Portfolio loans	$2,520,734	$2,255,180	$2,097,920	$1,953,427	$1,819,536
Purchased credit impaired loans	87,940	119,504	168,662	243,359	232,363
Earning assets	3,163,339	2,921,978	2,875,765	2,909,532	2,766,240
Total assets	3,381,831	3,156,994	3,126,537	3,230,928	3,096,147
Interest-bearing liabilities	2,344,861	2,209,188	2,237,111	2,340,612	2,377,044
Shareholders' equity	335,095	301,756	259,106	252,464	213,650
Tangible common equity	301,165	266,655	222,186	185,252	161,887

	Years ended December 31,
(in thousands, except per share and percentage data)	2015	2014	2013	2012	2011
SELECTED RATIOS:
Return on average common equity	11.47%	9.01%	12.78%	11.21%	12.67%
Return on average tangible common equity	12.77	10.19	14.90	13.55	14.15
Return on average assets	1.14	0.86	1.06	0.78	0.74
Efficiency ratio	58.28	65.27	62.49	56.65	58.59
Total portfolio loan yield - tax equivalent	4.72	5.14	6.36	7.05	6.38
Cost of interest-bearing liabilities	0.53	0.65	0.81	0.99	1.27
Net interest spread	3.72	3.91	4.60	4.75	3.94
Net interest margin	3.86	4.07	4.78	4.94	4.12
Nonperforming loans to total loans (1)	0.33	0.91	0.98	1.84	2.19
Nonperforming assets to total assets (1) (2)	0.48	0.74	0.90	1.44	1.74
Net chargeoffs to average loans (1)	0.06	0.07	0.31	0.64	0.99
Allowance for loan losses to total loans (1)	1.22	1.24	1.28	1.63	2.00
Dividend payout ratio - basic	13.68	15.37	11.92	13.28	14.07

(1) Amounts and ratios exclude Purchased credit impaired ("PCI") loans and related assets, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in Nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2015. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company's business operations described in Item 1.

Executive Summary
Below are highlights of our financial performance for the year ended December 31, 2015 as compared to the years ended December 31, 2014 and 2013.

(in thousands, except per share data)	For the Years ended December 31,
	2015	2014	2013
EARNINGS
Total interest income	$132,779	$131,754	$153,289
Total interest expense	12,369	14,386	18,137
Net interest income	120,410	117,368	135,152
Provision (provision reversal) for portfolio loans	4,872	4,409	(642)
Provision (provision reversal) for purchased credit impaired loans	(4,414)	1,083	4,974
Net interest income after provision for loan losses	119,952	111,876	130,820
Total noninterest income	20,675	16,631	9,899
Total noninterest expense	82,226	87,463	90,639
Income before income tax expense	58,401	41,044	50,080
Income tax expense	19,951	13,871	16,976
Net income	$38,450	$27,173	$33,104

Basic earnings per share	$1.92	$1.38	$1.78
Diluted earnings per share	1.89	1.35	1.73

Return on average assets	1.14%	0.86%	1.06%
Return on average common equity	11.47%	9.01%	12.78%
Return on average tangible common equity	12.77%	10.19%	14.90%
Net interest margin (fully tax equivalent)	3.86%	4.07%	4.78%
Efficiency ratio	58.28%	65.27%	62.49%

ASSET QUALITY (1)
Net charge-offs	$1,616	$1,512	$6,400
Nonperforming loans	9,100	22,244	20,840
Classified assets	67,761	77,898	83,843
Nonperforming loans to total loans	0.33%	0.91%	0.98%
Nonperforming assets to total assets (2)	0.48%	0.74%	0.90%
Allowance for loan losses to total loans	1.22%	1.24%	1.28%
Net charge-offs to average loans	0.06%	0.07%	0.31%

(1) Excludes PCI loans and related assets, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in Nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

Below are highlights of the Company's Core performance measures, which we believe are important measures of financial performance, but are not generally accepted accounting principles ("GAAP") measures. Core performance measures include contractual interest on Purchased credit impaired ("PCI") loans, but exclude incremental accretion on these loans, and exclude the Change in the FDIC receivable, Gain or loss on sale of other real estate from PCI loans, and certain other income and expense items the Company believes are not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of Core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	For the Years ended December 31,
(in thousands)	2015	2014	2013
CORE PERFORMANCE MEASURES (1)
Net interest income	$107,618	$98,438	$99,805
Provision (provision reversal) for portfolio loan losses	4,872	4,409	(642)
Noninterest income	25,575	24,548	24,662
Noninterest expense	77,472	79,369	81,736
Income before income tax expense	50,849	39,208	43,373
Income tax expense	17,058	13,165	14,407
Net income	$33,791	$26,043	$28,966

Earnings per share	$1.66	$1.29	$1.47
Return on average assets	1.00%	0.82%	0.93%
Return on average common equity	10.08%	8.63%	11.18%
Return on average tangible common equity	11.22%	9.77%	13.04%
Net interest margin (fully tax equivalent)	3.46%	3.42%	3.55%
Efficiency ratio	58.17%	64.53%	65.67%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

The Company noted the following trends during 2015:

•
The Company reported net income of $38.5 million for 2015, compared to $27.2 million for 2014. The Company reported diluted earnings per share of $1.89 and $1.35 in the same respective periods. The increase in net income over the prior year was primarily due to an increase in reversal of provision for PCI loan losses, an increase in noninterest income, and a decrease in noninterest expenses from lower legal expense on problem loans and expense management.

•
On a core basis[1], net income was $33.8 million, or $1.66 per share in 2015, compared to $26.0 million, or $1.29 per share in 2014. The increase was primarily due to increases in earning asset balances, driving growth in core net interest income, combined with a reduction in noninterest expenses and increases in noninterest income from service charges on deposits and other fee income.

•
Net interest income increased $3.0 million, or 3% in 2015 from 2014, due to strong portfolio loan growth during the year, offset by a decline in accelerations from PCI loans. On a core basis[1], net interest income increased $9.2 million, or 9%, when compared to the prior year due to strong portfolio loan growth and improvements in funding costs during 2015. The Company continues to manage its balance sheet to grow core net interest income and expects to maintain or improve core net interest margin over the coming quarters; however, pressure on funding costs and continued reductions in PCI loan balances could negate expected trends in core net interest margin.

•
Net interest margin declined 21 basis points to 3.86% during 2015, compared to 4.07% in 2014, largely due to lower accelerated cash flows from PCI loans. Core net interest margin[1], defined as Net interest margin

(fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, increased four basis points to 3.46%, from 3.42% in the prior year. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

•
Core noninterest income[1], which includes the Company's wealth management revenue, service charges and other fees on deposit accounts, sales of other real estate, and state tax brokerage activity, increased $1.0 million compared to 2014 primarily due to an increase in service charges on deposit accounts.

•
Noninterest expenses declined $5.2 million, or 6% in 2015 from 2014, and the Company's efficiency ratio improved to 58.3% from 65.3% when compared to the prior year. Core noninterest expenses[1] declined $1.9 million, or 2%, when compared to the prior year, and the Core efficiency ratio improved to 58.2% from 64.5% when compared to the prior year, primarily due to growth in revenue.

1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

2015 Significant Transactions
During 2015, we completed the following significant transactions:

•
The Company's Board approved three consecutive increases in the Company's quarterly cash dividend to $0.08 per common share for the fourth quarter of 2015, up from $0.0525 for the first quarter of 2015.

•
The Company's Board also authorized the repurchase of up to two million common shares, representing approximately 10% of the Company's currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions. During 2015, the Company did not repurchase any shares pursuant to this publicly announced program.

•	The Company received a $65 million allocation of New Markets Tax Credits ("NMTC"), which is the fourth allocation of NMTC received in the past five years, for a total of $183 million.

•
On December 7, 2015, the Company successfully completed early termination of all existing loss share agreements with the FDIC, resulting in a pretax charge of $2.4 million, or $0.07 per diluted share. The Company expects its future income to be positively impacted by no longer amortizing the FDIC loss share receivable or providing for further increases to the clawback liability, as well as recovering amounts greater than the carrying value of the formerly covered assets. The charge from the termination is expected to be earned back within the next year.

2014 Significant Transactions
During 2014, we completed the following significant transactions resulting from the Company's focus on expense and interest rate risk management:

•
On March 14, 2014, the remaining $5.0 million, 9% coupon, trust preferred securities were converted to shares of common stock. As a result of this transaction, the Company reduced its subordinated debentures by $5.0 million and issued 0.3 million shares of common stock.

•
On December 23, 2014, the Company prepaid $50.0 million of debt with the FHLB with a weighted average interest rate of 3.17%, and a maturity of 3 years, and incurred a prepayment penalty of $2.9 million before taxes.

Balance sheet highlights

•
Loans - Loans totaled $2.8 billion at December 31, 2015, including $74.8 million of PCI loans. Portfolio loans excluding PCI loans increased $316.8 million, or 13%, from December 31, 2014. Commercial and industrial loans increased $219.8 million, or 17%, Consumer and other loans increased $38.3 million, or 38%, Construction and land development and Residential real estate loans increased $28.4 million, or 9%, and Commercial real estate increased $30.3 million, or 4%. See Item 8, Note 5 – Portfolio Loans for more information.

•
Deposits – Total deposits at December 31, 2015 were $2.8 billion, an increase of $293.1 million, or 12%, from December 31, 2014, largely due to the Company's deposit gathering initiatives, offset slightly by reductions in higher cost time deposit balances.

•
Asset quality – Nonperforming loans, including troubled debt restructurings, were $9.1 million at December 31, 2015, compared to $22.2 million at December 31, 2014. Nonperforming loans represented 0.33% of Portfolio loans at December 31, 2015, versus 0.91% at December 31, 2014. There were $0.9 million of portfolio loans 30-89 days delinquent and still accruing at December 31, 2015, as compared to $1.9 million at December 31, 2014.

Provision for portfolio loan losses was $4.9 million in 2015, compared to $4.4 million in 2014. The Company experienced low levels of net chargeoffs in 2015, similar to 2014, but recorded provision expense as loan balances increased 13% in 2015. See Item 8, Note 5 – Portfolio Loans and, Provision for Loan Losses and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	For the Years ended December 31,
	2015			2014			2013
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,486,369	$102,562	4.12%	$2,223,835	$93,604	4.21%	$2,058,086	$94,428	4.59%
Tax-exempt portfolio loans (2)	39,347	2,570	6.53	35,058	2,358	6.73	45,932	3,738	8.14
Purchased credit impaired loans	87,940	18,218	20.72	119,504	26,336	22.04	168,662	46,468	27.55
Total loans	2,613,656	123,350	4.72	2,378,397	122,298	5.14	2,272,680	144,634	6.36
Taxable investments in debt and equity securities	436,023	8,983	2.06	424,882	8,984	2.11	462,015	8,689	1.88
Non-taxable investments in debt and equity securities (2)	44,738	1,966	4.39	41,088	1,919	4.67	44,158	1,979	4.48
Short-term investments	68,922	211	0.31	77,611	187	0.24	96,912	210	0.22
Total securities and short-term investments	549,683	11,160	2.03	543,581	11,090	2.04	603,085	10,878	1.80
Total interest-earning assets	3,163,339	134,510	4.25	2,921,978	133,388	4.56	2,875,765	155,512	5.41
Noninterest-earning assets:
Cash and due from banks	50,017			29,680			17,315
Other assets	212,710			250,985			276,443
Allowance for loan losses	(44,235)			(45,649)			(42,986)
Total assets	$3,381,831			$3,156,994			$3,126,537

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$512,272	$1,149	0.22%	$311,974	$653	0.21%	$232,010	$461	0.20%
Money market accounts	949,814	2,993	0.32	852,015	2,716	0.32	939,857	3,080	0.33
Savings	88,399	219	0.25	81,131	201	0.25	88,633	225	0.25
Certificates of deposit	496,449	6,051	1.22	586,220	6,917	1.18	578,562	7,376	1.27
Total interest-bearing deposits	2,046,934	10,412	0.51	1,831,340	10,487	0.57	1,839,062	11,142	0.61
Subordinated debentures	56,807	1,248	2.21	57,930	1,322	2.28	76,297	3,019	3.96
Other borrowed funds	241,120	709	0.29	319,918	2,577	0.81	321,752	3,976	1.24
Total interest-bearing liabilities	2,344,861	12,369	0.53	2,209,188	14,386	0.65	2,237,111	18,137	0.81
Noninterest bearing liabilities:
Demand deposits	673,704			622,714			614,413
Other liabilities	28,171			23,336			15,907
Total liabilities	3,046,736			2,855,238			2,867,431
Shareholders' equity	335,095			301,756			259,106
Total liabilities & shareholders' equity	$3,381,831			$3,156,994			$3,126,537
Net interest income		$122,141			$119,002			$137,375
Net interest spread			3.72%			3.91%			4.60%
Net interest margin (tax equivalent)			3.86%			4.07%			4.78%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $2.3 million, $0.9 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate. The tax-equivalent adjustments were $1.7 million, $1.6 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013 respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2015 compared to 2014			2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$10,861	$(1,903)	$8,958	$7,295	$(8,119)	$(824)
Tax-exempt portfolio loans (3)	282	(70)	212	(796)	(584)	(1,380)
Purchased credit impaired loans	(6,616)	(1,502)	(8,118)	(11,937)	(8,195)	(20,132)
Taxable investments in debt and equity securities	233	(234)	(1)	(732)	1,027	295
Non-taxable investments in debt and equity securities (3)	164	(117)	47	(141)	81	(60)
Short-term investments	(23)	47	24	(45)	22	(23)
Total interest-earning assets	$4,901	$(3,779)	$1,122	$(6,356)	$(15,768)	$(22,124)

Interest paid on:
Interest-bearing transaction accounts	$446	$50	$496	$166	$26	$192
Money market accounts	308	(31)	277	(282)	(82)	(364)
Savings	18	1	19	(19)	(5)	(24)
Certificates of deposit	(1,088)	222	(866)	97	(556)	(459)
Subordinated debentures	(27)	(47)	(74)	(615)	(1,082)	(1,697)
Borrowed funds	(522)	(1,347)	(1,869)	(23)	(1,376)	(1,399)
Total interest-bearing liabilities	(865)	(1,152)	(2,017)	(676)	(3,075)	(3,751)
Net interest income	$5,766	$(2,627)	$3,139	$(5,680)	$(12,693)	$(18,373)

(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a fully-tax equivalent basis using a 38% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Purchased credit impaired ("PCI") Contribution
On December 7, 2015, the Company entered into an agreement with the FDIC to terminate all existing loss share agreements associated with the assets and assumption of liabilities acquired in four FDIC-assisted transactions from 2009 through 2011. Under the terms of the agreement, the FDIC made a net payment to the bank of $1.3 million. The agreement eliminated the FDIC clawback liability of $3.5 million and the FDIC loss share receivable of $7.2 million. Accordingly, a required expense of $2.4 million was recorded as part of noninterest expense in the fourth quarter of 2015, which the Company expects to earn back within the next 12 months. The normal activity of covered assets during the fourth quarter of 2015 prior to the date of the termination agreement was recorded in the applicable line items, and the Change in FDIC receivable of $5.0 million reflects this activity. The termination agreement does not change the Company's accounting for PCI loans, therefore, contractual and expected cash flows on PCI loans will continue to be remeasured on a periodic basis. Following the date of the termination agreement, the FDIC will not share in any remaining loan losses or expenses, nor recoveries of prior losses.

The following table illustrates the financial contribution of PCI loans and other assets related to PCI loans for the most recent three fiscal years.

	For the Years ended December 31,
(in thousands)	2015	2014	2013
Contractual interest income	$5,426	$7,408	$11,121
Accelerated cash flows and other incremental accretion	12,792	18,930	35,347
Estimated funding cost	(1,276)	(1,404)	(3,429)
Total net interest income	16,942	24,934	43,039
Provision reversal (Provision) for loan losses	4,414	(1,083)	(4,974)
Gain on sale of other real estate	107	445	1,071
FDIC loss share termination	(2,436)	—	—
Change in FDIC loss share receivable	(5,030)	(9,307)	(18,173)
Change in FDIC clawback liability	(760)	(1,201)	(951)
Other expenses	(1,558)	(2,928)	(4,552)
PCI assets income before income tax expense	$11,679	$10,860	$15,460

At December 31, 2015, the remaining accretable yield on the portfolio was estimated to be $25 million and the non-accretable difference was approximately $27 million.

Comparison of 2015 and 2014
Net interest income (on a tax equivalent basis) was $122.1 million for 2015, compared to $119.0 million for 2014, an increase of $3.1 million, or 3%. Total interest income increased $1.1 million and total interest expense decreased $2.0 million.

Average interest-earning assets increased $241.4 million, or 8%, to $3.2 billion for the year ended December 31, 2015. Average loans increased $235.3 million, or 10%, to $2.6 billion for the year ended December 31, 2015, from $2.4 billion for the year ended December 31, 2014, primarily due to strong C&I origination in 2015. Average securities and short-term investments increased $6.1 million, to $549.7 million from 2014. Interest income on earning assets increased $4.9 million due primarily to loan growth outpacing interest rate headwinds, which offset net interest income by $3.8 million resulting from economic and competitive conditions. The increase in volume was primarily due to strong loan growth during the year. Portfolio loans saw an $11.1 million increase in interest income due to volume, offset by a $2.0 million decrease in interest income due to rates.

For the year ended December 31, 2015, average interest-bearing liabilities increased $135.7 million, or 6%, to $2.3 billion, compared to $2.2 billion for the year ended December 31, 2014. The increase in average interest-bearing liabilities resulted from a $105.1 million increase in average money market accounts and savings accounts. The significant increase in money market and saving accounts was due to the Company's enhanced focus on deposit gathering in both commercial and business banking. For the year ended December 31, 2015, interest expense on interest-bearing liabilities decreased $1.2 million due to lower rates from management actions and market conditions, and $0.9 million due to the impact of changes in mix as higher cost borrowings and certificates of deposit were replaced by lower cost core deposits and other funds, versus the same period in 2014.

For the year ended December 31, 2015, the tax-equivalent net interest margin was 3.86%, compared to 4.07% in the same period of 2014. The decrease in margin was largely due to lower accelerated cash flows from PCI loans.

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

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,			Change from
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Service charges on deposit accounts	$7,923	$7,181	$6,825	$742	$356
Wealth management revenue	7,007	6,942	7,118	65	(176)
Other service charges and fee income	3,241	2,953	2,717	288	236
Gain on state tax credits, net	2,720	2,252	2,503	468	(251)
Gain on sale of other real estate - core	35	1,086	2,292	(1,051)	(1,206)
Miscellaneous income - core	4,649	4,134	3,207	515	927
Core noninterest income (1)	25,575	24,548	24,662	1,027	(114)
Change in FDIC loss share receivable	(5,030)	(9,307)	(18,173)	4,277	8,866
Gain on sale of other real estate from PCI assets	107	445	1,071	(338)	(626)
Gain on sale of investment securities	23	—	1,295	23	(1,295)
Closing fee	—	945	—	(945)	945
Gain on sale of branches	—	—	1,044	—	(1,044)
Total noninterest income	$20,675	$16,631	$9,899	$4,044	$6,732

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."
Noninterest income increased $4.0 million, or 24% in 2015 compared to 2014. The increase was largely due to a decrease in the loss from the Change in FDIC loss share receivable of $4.3 million. Core noninterest income1 increased $1.0 million in 2015 largely due to an increase in Service charges on deposit accounts due to new customer additions and expansion of existing relationships, offset by lower gains on sale of other real estate. Wealth management revenues increased slightly in 2015. Assets under administration at December 31, 2015 of $1.5 billion remained stable compared to December 31, 2014. Miscellaneous income increased in 2015 primarily due to an increase in allocation fees received from tax credit projects.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense.

	Years ended December 31,			Change from
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Core expenses (1):
Employee compensation and benefits - core	$45,102	$45,717	$43,817	$(615)	$1,900
Occupancy - core	6,474	6,420	7,166	54	(746)
Data processing - core	4,229	4,214	3,865	15	349
Professional fees - core	3,401	3,815	4,777	(414)	(962)
FDIC and other insurance	2,790	2,884	3,244	(94)	(360)
Loan, legal, and other real estate expense - core	1,535	2,909	3,926	(1,374)	(1,017)
Other - core	13,941	13,410	14,941	531	(1,531)
Core noninterest expense (1)	77,472	79,369	81,736	(1,897)	(2,367)
FDIC loss share termination	2,436	—	—	2,436	—
FDIC clawback	760	1,201	951	(441)	250
FHLB prepayment penalty	—	2,936	2,590	(2,936)	346
Facilities disposal charge	—	1,004	797	(1,004)	207
Other PCI related expenses	1,558	2,953	4,565	(1,395)	(1,612)
Total noninterest expense	$82,226	$87,463	$90,639	$(5,237)	$(3,176)

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses decreased $5.2 million, or 6%, in 2015, partially due to the $2.9 million FHLB prepayment penalty expense, and the $1.0 million Facilities disposal charge incurred in 2014. Noninterest expenses during 2015 included a charge of $2.4 million for the aforementioned FDIC loss share termination. Core noninterest expenses1 declined $1.9 million due to lower loan, legal, and other real estate expense from improved asset quality, and lower professional fees.

The Company expects noninterest expenses to be between $19 million and $21 million per quarter in 2016.

Income Taxes
In 2015, the Company recorded income tax expense of $20.0 million on pre-tax income of $58.4 million, resulting in an effective tax rate of 34.2%. The Company's effective tax rate was slightly higher than 2014 as pre-tax income was significantly higher than 2014, reducing the savings impact of permanent items. The following items impacted the 2015 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $1.0 million.

•	release of reserves for uncertain tax positions due to remeasurement of $0.4 million.

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

In 2013, the Company recorded income tax expense of $17.0 million on pre-tax income of $50.1 million, resulting in an effective tax rate of 33.9%. The following items impacted the 2013 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $1.2 million.

•	decrease in the tax rate used for deferred tax assets of $0.3 million.

FINANCIAL CONDITION

Summary Balance Sheet

(in thousands)	December 31,			% Increase (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total cash and cash equivalents	$94,157	$100,696	$210,569	(6.49)%	(52.18)%
Securities	495,484	446,131	434,587	11.06%	2.66%
Portfolio loans	2,750,737	2,433,916	2,137,313	13.02%	13.88%
Purchased credit impaired loans	64,583	83,693	125,100	(22.83)%	(33.10)%
Total assets	3,608,483	3,277,003	3,170,197	10.12%	3.37%
Deposits	2,784,591	2,491,510	2,534,953	11.76%	(1.71)%
Total liabilities	3,257,654	2,960,762	2,890,492	10.03%	2.43%
Total shareholders' equity	350,829	316,241	279,705	10.94%	13.06%

Assets
Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate, including loans classified as C&I loans. The ability of the Company's borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table sets forth the composition of the Company's loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated.

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Commercial and industrial	$1,484,327	$1,264,487	$1,041,576	$962,884	$763,202
Real estate:
Commercial	771,023	740,754	779,319	819,709	811,570
Construction and land development	161,061	143,878	117,032	160,911	140,147
Residential	196,498	185,252	158,527	145,558	171,034
Consumer and other	137,828	99,545	40,859	16,977	11,121
Portfolio loans	$2,750,737	$2,433,916	$2,137,313	$2,106,039	$1,897,074

	December 31,
	2015	2014	2013	2012	2011
Commercial and industrial	54.0%	52.0%	48.7%	45.7%	40.2%
Real estate:
Commercial	28.0%	30.4%	36.5%	38.9%	42.8%
Construction and land development	5.9%	5.9%	5.5%	7.6%	7.4%
Residential	7.1%	7.6%	7.4%	6.9%	9.0%
Consumer and other	5.0%	4.1%	1.9%	0.9%	0.6%
Portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

Note: In 2015, the Company redefined certain loan categories by borrower type and purpose of the loan. To conform to the current year classification, the Company reclassified $36.4 million into Consumer and other loans as of December 31, 2014. This includes $5.8 million from C&I, $29.7 million from Commercial real estate, and $0.9 million from Construction and land development.

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

Real estate loans are also based on the borrower's character, but more emphasis is placed on the estimated cash flows from the operation of the property, or the underlying collateral values, or both.

At December 31, 2015, $287.8 million, or 37%, of the commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our St. Louis, Kansas City, and Phoenix markets. These loans are underwritten based on the cash flow coverage of the property, the Company's loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. $50.3 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function is employed.

Residential real estate loans include residential mortgages, which are loans that, due to size or other attributes, do not qualify for conventional home mortgages available for sale in the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value.

Consumer and other loans represent loans to individuals, loans to state and political subdivisions, loans to nondepository financial institutions, and loans to purchase or are fully secured by investment securities. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination.

The following table illustrates loan growth, including selected specialty lending detail, at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014	Change	% Change
Enterprise value lending	$350,266	$213,973	$136,293	63.7%
C&I - general	732,186	687,975	44,211	6.4%
Life insurance premium financing	265,184	220,909	44,275	20.0%
Tax credits	136,691	141,630	(4,939)	(3.5)%
CRE, Construction, and land development	932,084	884,632	47,452	5.4%
Residential	196,498	185,252	11,246	6.1%
Other	137,828	99,545	38,283	38.5%
Portfolio loans	2,750,737	2,433,916	316,821	13.0%
Our specialty lending products, especially Enterprise value lending, Life insurance premium financing, and Tax credits, consists of primarily C&I loans, and have contributed significantly to the Company's 2015 loan growth. These loans are sourced through relationships developed with estate planning and private equity funds, and are not bound geographically by our traditional three markets. These specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets. The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company's asset sensitive interest rate risk position. The Company experienced 13% loan growth during 2015 and expects to achieve a 10% or above total portfolio loan growth rate for 2016.

Following is a further breakdown of our loan categories at December 31, 2015 and 2014:

	% of portfolio
	2015			2014
	Portfolio Loans	Purchased Credit Impaired Loans	Total Loans	Portfolio Loans	Purchased Credit Impaired Loans	Total Loans
Non Real estate
Commercial and industrial	54%	5%	53%	52%	4%	50%
Consumer and other	5%	—%	5%	4%	—%	5%
Total Non Real estate	59%	5%	58%	56%	4%	55%

Real estate:
Commercial - investor owned
Retail	4%	20%	5%	5%	23%	6%
Commercial office	4%	12%	5%	5%	10%	5%
Multi-family housing	2%	1%	2%	2%	1%	2%
Industrial/ Warehouse	3%	1%	3%	3%	6%	3%
Other	2%	—%	1%	1%	1%	1%
Total	15%	34%	16%	16%	41%	17%

Commercial - owner occupied
Commercial and industrial	11%	19%	11%	13%	16%	13%
Other	2%	7%	2%	1%	6%	1%
Total	13%	26%	13%	14%	22%	14%

Construction and land development	6%	9%	6%	6%	8%	6%

Residential
Investor owned	1%	6%	1%	2%	3%	2%
Owner occupied	6%	20%	6%	6%	22%	6%
Total	7%	26%	7%	8%	25%	8%

Total Real estate	41%	95%	42%	44%	96%	45%

Total	100%	100%	100%	100%	100%	100%

The following descriptions focus on Portfolio loans at December 31, 2015, and exclude PCI loans.

The Construction and land development category represents $161.1 million, or 6%, of the total loan portfolio. Within that category, there was $3.3 million of loans secured by raw ground, $124.8 million of commercial construction, and $32.9 million of residential construction.

The Commercial construction component of the portfolio consisted of approximately 61 loan relationships with an average outstanding loan balance of $1.9 million. The largest loans include a $9.2 million line of credit secured by improved lots on commercially zoned land and an $8.7 million line of credit secured by a nursing home both located in St. Louis.

The Residential construction component of the portfolio consisted of single family housing development properties primarily in our St. Louis and Kansas City markets. There were approximately 63 loan relationships in this category with an average outstanding loan balance of $0.5 million. The largest loans include a $1.9 million loan secured by a single family home under construction in the St. Louis market, and a $1.8 million loan secured by residential lots in the Kansas City market.

The largest non-owner occupied components of the commercial real estate portfolio are retail and commercial office permanent loans.

The Company had $118.0 million of non-owner occupied permanent loans secured by retail properties. There were approximately 45 loan relationships in this category with an average outstanding loan balance of $2.6 million. The largest loans outstanding at year-end were a $10.7 million loan secured by a retail center in St. Louis, and $7.9 million and $6.5 million loans, both secured by hotels in Phoenix.

The Company had $119.3 million of non-owner occupied permanent loans secured by commercial office properties. There were approximately 61 loan relationships with an average outstanding loan balance of $2.0 million. The largest loans outstanding at year end were an $8.3 million loan secured by a multi-tenant office building in Phoenix, a $7.1 million loan secured by a medical office building in St. Louis, and a $7.0 million loan secured by a multi-tenant office building in the Kansas City region.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2015, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2015 mature or reprice as follows:

	Loans Maturing or Repricing
(in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total	Percent of Total Loans
Fixed rate loans (1) (2) (3)
Commercial and industrial	$184,909	$200,422	$23,904	$409,235	15%
Real estate:
Commercial	132,423	339,750	48,509	520,682	18%
Construction and land development	53,551	31,330	8,249	93,130	3%
Residential	34,036	72,384	17,144	123,564	4%
Consumer and other	28,665	16,110	30,040	74,815	3%
Purchased credit impaired loans	37,562	17,151	2,695	57,408	2%
Total	$471,146	$677,147	$130,541	$1,278,834	45%
Variable rate loans (1) (2)
Commercial and industrial	$1,055,726	$19,366	$—	$1,075,092	38%
Real estate:
Commercial	184,215	66,126	—	250,341	9%
Construction and land development	64,320	1,830	1,781	67,931	2%
Residential	36,089	32,537	4,308	72,934	3%
Consumer and other	31,518	31,495	—	63,013	2%
Purchased credit impaired loans	9,858	7,341	151	17,350	1%
Total	$1,381,726	$158,695	$6,240	$1,546,661	55%
Loans (1) (2)
Commercial and industrial	$1,240,635	$219,788	$23,904	$1,484,327	53%
Real estate:
Commercial	316,638	405,876	48,509	771,023	27%
Construction and land development	117,871	33,160	10,030	161,061	5%
Residential	70,125	104,921	21,452	196,498	7%
Consumer and other	60,183	47,605	30,040	137,828	5%
Purchased credit impaired loans	47,420	24,492	2,846	74,758	3%
Total	$1,852,872	$835,842	$136,781	$2,825,495	100%

(1) Loan balances are net of unearned loan fees.
(2) Not adjusted for impact of interest rate swap agreements.
(3) Fixed rate loans include variable rate loans with a rate floor that are currently accruing interest at the floor.

Fixed rate loans comprise approximately 45% of the loan portfolio at December 31, 2015. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”). The Bank's “prime rate” has been 4.00% for the last several years. In December 2015, the Federal Reserve raised the targeted Fed Funds rate 25 basis points to a range of 0.25% to 0.50%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which was raised to 3.50% in December 2015, from 3.25%. Most loan originations have one to three year maturities. Management monitors this mix as part of its interest rate risk management. See "Interest Rate Risk" of this MD&A section.

Of the $316.6 million of commercial real estate loans maturing in one year or less, $190.2 million, or 60%, represents loans secured by non-owner occupied commercial properties.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
($ in thousands)	2015	2014	2013	2012	2011
Allowance for portfolio loans, at beginning of period	$30,185	$27,289	$34,330	$37,989	$42,759
Loans charged off:
Commercial and industrial	(3,699)	(3,738)	(3,404)	(3,233)	(5,488)
Real estate:
Commercial	(702)	(700)	(4,991)	(6,054)	(2,429)
Construction and land development	(350)	(905)	(896)	(4,384)	(10,627)
Residential	(1,313)	(48)	(1,053)	(1,605)	(1,613)
Consumer and other	(27)	(165)	(34)	—	(5)
Total loans charged off	(6,091)	(5,556)	(10,378)	(15,276)	(20,162)
Recoveries of loans previously charged off:
Commercial and industrial	1,796	1,768	1,776	578	583
Real estate:
Commercial	1,567	1,101	776	134	729
Construction and land development	674	806	488	695	415
Residential	337	334	939	1,451	303
Consumer and other	101	34	—	2	62
Total recoveries of loans	4,475	4,043	3,979	2,860	2,092
Net loan chargeoffs	(1,616)	(1,513)	(6,399)	(12,416)	(18,070)
Provision (benefit) for loan losses	4,872	4,409	(642)	8,757	13,300
Allowance for portfolio loans, at end of period	$33,441	$30,185	$27,289	$34,330	$37,989

Allowance for PCI loans, at beginning of period	$15,410	$15,438	$11,547	$1,635	$—
Loans charged off	(25)	(341)	(522)	(3,823)	(1,168)
Recoveries of loans	—	—	114	27	—
Other	(796)	(770)	(675)	(325)	—
Net loan chargeoffs	(821)	(1,111)	(1,083)	(4,121)	(1,168)
Provision (benefit) for loan losses	(4,414)	1,083	4,974	14,033	2,803
Allowance for PCI loans, at end of period	$10,175	$15,410	$15,438	$11,547	$1,635

Total allowance, at end of period	$43,616	$45,595	$42,727	$45,877	$39,624

Portfolio loans, average	$2,520,734	$2,255,180	$2,097,920	$1,953,427	$1,819,536
Portfolio loans, ending	2,750,737	2,433,916	2,137,313	2,106,039	1,897,074
Net chargeoffs to average portfolio loans	0.06%	0.07%	0.31%	0.64%	0.99%
Allowance for portfolio loan losses to loans	1.22%	1.24%	1.28%	1.63%	2.00%

The following table is a summary of the allocation of the Allowance for loan losses on portfolio loans for the five years ended December 31, 2015:

	December 31,
	2015		2014		2013		2012		2011
(in thousands)	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans
Commercial and industrial	$22,056	54.0%	$16,983	52.0%	$12,246	48.7%	$10,064	45.7%	$11,945	40.2%
Real estate:
Commercial	6,453	28.0%	7,517	30.4%	10,696	36.5%	14,595	38.9%	13,048	42.8%
Construction and land development	1,704	5.9%	1,715	5.9%	2,136	5.5%	5,239	7.7%	5,847	7.4%
Residential	1,796	7.1%	2,830	7.6%	2,019	7.4%	2,026	6.9%	3,931	9.0%
Consumer and other	1,432	5.0%	1,140	4.1%	192	1.9%	31	0.8%	14	0.6%
Unallocated	—		—		—		2,375		3,204
Total allowance	$33,441	100.0%	$30,185	100.0%	$27,289	100.0%	$34,330	100.0%	$37,989	100.0%

The provision for loan losses on portfolio loans for the years ended December 31, 2015 was $4.9 million, compared to a $4.4 million expense, and a $0.6 million benefit for the comparable 2014 and 2013 periods, respectively. The provision for loan losses for the year ended December 31, 2015 was primarily to provide for charge-offs incurred on newly impaired loans, as well as loan growth in the portfolio. The provision for loan losses for the prior year period ended December 31, 2014 was primarily to provide for charge-offs, as well as loan growth in the portfolio.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the re-measurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the re-measurement process, prior recorded impairment is reversed before the yield is increased prospectively. The benefit in loan provision on PCI loans for the year ended December 31, 2015 was $4.4 million compared to expenses of $1.1 million and $5.0 million for the comparable 2014 and 2013 periods, respectively.

The allowance for loan losses on portfolio loans was 1.22% of Portfolio loans at December 31, 2015, compared to 1.24%, and 1.28%, at December 31, 2014 and 2013, respectively. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. The slight reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to continued strong credit performance, as well as continued improvement in loss migration results.

Nonperforming assets
Nonperforming loans are defined as loans on non-accrual status, generally loans 90 days or more past due but still accruing, and restructured loans still accruing interest or in a non-accrual status. Restructured loans involve the granting of a concession to a borrower experiencing financial difficulty involving the modification of terms of the loan, such as changes in payment schedule or interest rate. Nonperforming assets include nonperforming loans plus other real estate.

Nonperforming loans exclude PCI loans. PCI loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 6 – Purchased Credit Impaired Loans for more information.

The Company's nonperforming loans meet the definition of “impaired loans” in accordance with U.S. GAAP. As of December 31, 2015, 2014, and 2013, the Company had 18, 18, and 20 impaired loan relationships, respectively. The following table presents the categories of Nonperforming assets and other ratios as of the dates indicated.

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Non-accrual loans	$8,797	$20,892	$20,163	$37,287	$30,885
Loans past due 90 days or more and still accruing interest	—	—	—	—	755
Restructured loans	303	1,352	677	1,440	9,982
Total nonperforming loans	9,100	22,244	20,840	38,727	41,622
Other real estate from originated loans	3,218	1,896	7,576	9,327	17,217
Other real estate from acquired loans	5,148	—	—	—	—
Total nonperforming assets (1) (2)	$17,466	$24,140	$28,416	$48,054	$58,839

Total assets	$3,608,483	$3,277,003	$3,170,197	$3,325,786	$3,377,779
Portfolio loans	2,750,737	2,433,916	2,137,313	2,106,039	1,897,074
Portfolio loans plus other real estate	2,759,103	2,435,812	2,144,889	2,115,366	1,914,291
Nonperforming loans to total loans (1)	0.33%	0.91%	0.98%	1.84%	2.19%
Nonperforming assets to portfolio loans plus other real estate (1) (2)	0.63%	0.99%	1.32%	2.27%	3.07%
Nonperforming assets to total assets (1) (2)	0.48%	0.74%	0.90%	1.44%	1.74%
Allowance for portfolio loans to nonperforming loans (1)	367%	136%	131%	89%	91%

(1) Excludes PCI loans, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in Nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

The increase in other real estate included in Nonperforming assets from the prior year resulted from the reclassification of $5.1 million of other real estate previously covered under FDIC loss share agreements into Nonperforming assets. Excluding this reclassification, Nonperforming assets as a percentage of total assets at December 31, 2015 were 0.34%.

Nonperforming loans
Nonperforming loans at December 31, 2015 and 2014 based on Call Report codes were as follows:

(in thousands)	2015		Number of loans	2014		Number of loans
Commercial and industrial	$4,514	50%	10	$5,998	27%	8
Commercial real estate	1,105	12%	4	6,298	28%	6
Construction and land development	2,800	31%	4	6,866	31%	6
Residential real estate	681	7%	3	3,082	14%	2
Consumer and other	—	—%	—	—	—%	—
Total	$9,100	100%	21	$22,244	100%	22

The following table summarizes the changes in nonperforming loans for 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Nonperforming loans beginning of period	$22,244	$20,840
Additions to nonaccrual loans	21,582	24,634
Additions to restructured loans	217	1,522
Chargeoffs	(6,213)	(5,363)
Other principal reductions	(25,813)	(11,289)
Moved to other real estate	(2,094)	(5,332)
Moved to performing	(823)	(2,768)
Nonperforming loans end of period	$9,100	$22,244

Nonperforming loans at December 31, 2015 decreased $13.1 million, or 59%, when compared to December 31, 2014. Other principal reductions of $25.8 million includes $15.8 million of proceeds received from sales of collateral, $5.6 million of payments received from borrowers, and $4.4 million of proceeds from sales of notes.

At December 31, 2015, Nonperforming loans were comprised of approximately 17 relationships with the largest being a $2.3 million C&I loan. Five relationships comprise 67% of the nonperforming loans. Approximately 80% were located in the St. Louis market, 20% of the nonperforming loans were located in the Kansas City market, and none were located in the Phoenix market. At December 31, 2015, there were two performing restructured loans that were excluded from nonperforming loans in the amount of $1.8 million. Nonperforming loans represented 0.33% of Portfolio loans at December 31, 2015, versus 0.91% at December 31, 2014.

At December 31, 2014, Nonperforming loans were comprised of approximately 18 relationships with the largest being a $4.5 million Commercial real estate loan. Five relationships comprise 68% of the nonperforming loans. Approximately 76% were located in the St. Louis market, 24% of the nonperforming loans were located in the Kansas City market, and none were located in the Arizona market. At December 31, 2014, there were two performing restructured loans that were excluded from nonperforming loans in the amount of $2.1 million. Nonperforming loans represented 0.91% of Portfolio loans at December 31, 2014, versus 0.98% at December 31, 2013.

Potential problem loans
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $50.3 million, or 1.80%, of Portfolio loans outstanding at December 31, 2015, compared to $53.8 million, or 2.20%, of Portfolio loans outstanding at December 31, 2014. Potential problem loans are unimpaired loans with a risk rating of 8-Substandard still accruing interest. See Item 8, Note 5 – Portfolio Loans for the definitions of risk ratings. For these loans, payment of principal and interest is current and the loans are performing, however some doubts exist as to the borrower's ability to continue to comply with present repayment terms. Potential problem loans include companies that are characterized by significant losses or where sustained downward trends in financial performance have been identified, or are in an industry that is experiencing significant difficulty.

Other real estate
Other real estate at December 31, 2015 was $8.4 million, compared to $7.8 million, at December 31, 2014. Due to termination of the Company's loss share agreements with the FDIC in 2015, $5.1 million of other real estate previously covered under FDIC loss share agreements was reclassified into Other real estate.

At December 31, 2015, Other real estate was comprised of 3% residential lots, 1% completed homes, and 96% commercial real estate. Of the total Other real estate, 4%, or four properties, are located in the Kansas City region, 36%, or five properties, are located in the St. Louis region and 60%, or two properties, are located in the Arizona region.

The following table summarizes the changes in Other real estate for 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Other real estate, beginning of period	$7,840	$23,252
Additions and expenses capitalized to prepare property for sale	8,248	9,869
Writedowns in value	(299)	(2,778)
Sales	(7,423)	(22,503)
Other real estate, end of period	$8,366	$7,840

The writedowns in fair value were recorded in Loan, legal, and other real estate expense based on current market activity shown in the appraisals. In addition, for the year ended December 31, 2015, the Company realized a net gain of $0.1 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Investments
At December 31, 2015, our portfolio of Securities was $495 million, or 14%, of total assets. This portfolio is primarily comprised of agency mortgage-backed securities and obligations of U.S. Government-sponsored enterprises. The portfolio is comprised of both available for sale and held to maturity securities.

Our Other investments, at cost, primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities and other private equity investments. At December 31, 2015, of the $8.3 million in FHLB capital stock, $3.9 million is required for FHLB membership and $4.4 million is required to support our outstanding advances. Historically, it has been the FHLB's practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2015		2014		2013
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$99,008	19.3%	$91,827	19.8%	$93,530	20.9%
Obligations of states and political subdivisions	56,532	11.0%	49,457	10.7%	48,943	10.9%
Agency mortgage-backed securities	339,944	66.3%	304,847	65.9%	292,114	65.4%
FHLB capital stock	8,344	1.6%	9,924	2.1%	6,711	1.5%
Other investments	9,111	1.8%	7,113	1.5%	5,894	1.3%
Total	$512,939	100.0%	$463,168	100.0%	$447,192	100.0%

The Company had no securities classified as trading at December 31, 2015, 2014, or 2013.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2015:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	—	—%	99,008	1.54%	—	—%	—	—%	—	—%	99,008	1.54%
Obligations of states and political subdivisions	3,225	3.88%	28,307	4.10%	21,732	3.55%	3,268	1.29%	—	—%	56,532	3.71%
Agency mortgage-backed securities	1,075	2.27%	192,206	2.16%	110,731	2.47%	35,932	2.54%	—	—%	339,944	2.30%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	8,344	1.48%	8,344	1.48%
Other investments	—	—%	—	—%	—	—%	—	—%	9,111	0.45%	9,111	0.45%
Total	$4,300	3.48%	$319,521	2.14%	$132,463	2.65%	$39,200	2.44%	$17,455	0.94%	$512,939	2.25%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 38.3%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

FDIC Loss Share Receivable
Prior to termination of the loss share agreements, the Change in FDIC loss share receivable represented the amortization and other changes necessary to adjust the value of our FDIC loss share receivable to the estimated recoveries from the FDIC subject to the contractual limitations of the loss sharing agreements.

Deposits
The following table shows the breakdown of the Company's deposits by type for the periods indicated:

	For the year ended December 31,			% Increase (decrease)
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Demand deposits	$717,460	$642,930	$653,686	11.59%	(1.65)%
Interest-bearing transaction accounts	564,420	508,941	219,802	10.90%	131.55%
Money market accounts	1,053,662	755,569	948,884	39.45%	(20.37)%
Savings	92,861	78,718	79,666	17.97%	(1.19)%
Certificates of deposit:
$100 and over	256,760	377,544	475,544	(31.99)%	(20.61)%
Other	99,428	127,808	$157,371	(22.21)%	(18.79)%
Total deposits	$2,784,591	$2,491,510	$2,534,953	11.76%	(1.71)%

Non-time deposits / Total deposits	87%	80%	75%
Demand deposits / Total deposits	26%	26%	26%

The Bank continued to lower its cost of deposits during 2015. An increase in deposits from 2015 to 2014 occurred in all areas except Certificates of deposit accounts. The Company has developed its pricing strategy to favor adjustable rate transaction accounts over longer term time deposits consistent with asset mix and duration. The result was to lower the percentage of time deposits and better position the bank for a prolonged low rate cycle.
Brokered certificates of deposits at December 31, 2015 were $39.6 million, or 1%, of total deposits compared to $71.3 million, or 3%, at December 31, 2014. Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2015:

(in thousands)	Total
Three months or less	$76,448
Over three through six months	31,286
Over six through twelve months	62,201
Over twelve months	86,825
Total	$256,760

Shareholders' equity
Shareholders' equity totaled $351 million at December 31, 2015, an increase of $34.6 million from December 31, 2014. Significant activity during the year ended December 31, 2015:

•	Net income of $38.5 million,

•	Decrease in Other comprehensive income of $1.5 million from the change in unrealized gains on investment securities,

•	Dividends paid on common stock of $5.3 million.

Liquidity and Capital Resources

Liquidity
The objective of liquidity management is to ensure we have the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet our commitments as they become due. Typical demands on liquidity are changes in deposit levels, maturing time deposits which are not renewed, and fundings under credit commitments to customers. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities.

Additionally, liquidity is provided from federal fund lines with correspondent banks, the Federal Reserve and the FHLB, the ability to acquire large and brokered deposits, sales of the securities portfolio, and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

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

For the year ended December 31, 2015, net cash used by investing activities was $337.3 million, versus net cash used of $212.8 million in 2014. The significant increase in 2015 was due to the purchase of available for sale debt securities, as well as an overall increase in loan balances in 2015. Net cash provided by financing activities was $283.5 million in 2015, versus net cash provided of $71.5 million in 2014. The change in cash provided by financing activities was primarily due to an overall increase in deposit accounts, as well as an increase in other borrowings in 2015. The Company's cash flow from investing and financing activities in 2015 reflects its deposit gathering efforts which funded new loan advances, and increases in its available for sale debt securities portfolio. Additions to debt securities available for sale are an important source of enhanced liquidity as these securities can be sold as necessary.

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

On November 6, 2012, the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. The loan was paid in full on November 6, 2015, the original date of maturity.

In February 2016, the Company entered into a senior unsecured revolving credit agreement (the Revolving Agreement) with another bank allowing for borrowings up to $20 million.  The proceeds can be used for general corporate purposes.  The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.  As of February 26, 2016, there are no outstanding balances under the Revolving Agreement.

Periodically, management of the Bank will provide a dividend to supplement the parent company's liquidity. This included a $10.0 million dividend in the fourth quarter of 2015, 2014, and 2013. Management currently believes the current level of cash at the holding company of approximately $12.0 million will be sufficient to meet all projected cash needs for at least the next year.

As of December 31, 2015, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding. On March 14, 2014, the Company converted the remaining $5.0 million, 9% coupon, trust preferred securities from EFSC Capital Trust VIII to shares of common stock. As a result of this transaction the Company reduced its long-term debt by $5.0 million and issued 0.3 million shares of common stock. On August 15, 2013, the Company converted $20.0 million, 9% coupon, of these trust preferred securities to common stock at the election of one of the holders. As a result of these transactions, the Company reduced its long-term debt by $25.0 million and issued an aggregate of 1.5 million shares of common stock. The Company issued 25,060 shares of additional common stock as inducement for the holder's election. The inducement resulted in a $0.4 million, one-time, non-cash expense recorded in Other noninterest expense in 2013.

Regulations issued by the Federal Reserve Board under the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain Tier 1 capital status.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2015, the Bank could borrow an additional $239.6 million from the FHLB of Des Moines under blanket loan pledges and has an additional $815.6 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with five correspondent banks totaling $60.0 million. On December 30, 2013, the Company prepaid $30.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 4.09% and a maturity of 3 years and incurred a prepayment penalty of $2.6 million. On December 23, 2014, the Company prepaid an additional $50.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 3.17%, a maturity of 3 years and incurred a prepayment penalty of $2.9 million. These transactions have helped to reduce our cost of interest bearing liabilities and mitigate net interest margin compression.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $451.8 million of the securities available for sale at December 31, 2015, $334.4 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $117.4 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.2 billion in unused commitments as of December 31, 2015. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of December 31, 2015, and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to meet the definition of “well capitalized” at December 31, 2015, 2014, and 2013. Refer to Item 8 - Note 15 Regulatory Matters for a summary of our risk-based capital and leverage ratios. Beginning with reporting for the first quarter of 2015, the Company adopted the Regulatory Capital Framework (Basel III).

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	For the Year ended December 31,
	2015	2014	2013
Tier 1 capital to risk weighted assets	10.61%	12.14%	12.52%
Total capital to risk weighted assets	11.85%	13.40%	13.78%
Common equity tier 1 capital to risk weighted assets[1]	9.05%	10.15%	10.08%
Leverage ratio (Tier 1 capital to average assets)	10.71%	10.48%	9.94%
Tangible common equity to tangible assets[2]	8.88%	8.69%	7.78%
Tier 1 capital	$374,676	$335,221	$308,490
Total risk-based capital	418,367	369,868	339,433

[1] Not an applicable regulatory ratio until implementation of Basel III in 2015
[2] Not a required regulatory capital ratio

The Company believes the tangible common equity and regulatory capital ratios are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank's Asset/Liability Management Committee and approved by the Bank's Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as management believes it has no primary exposure to a specific point on the yield curve. These limits are based on the Company's exposure to immediate and sustained parallel rate movements up to 400 basis points, either upward or downward.

Interest Rate Risk
Our interest rate risk management practices are aimed at optimizing net interest income, while guarding against deterioration that could be caused by certain interest rate scenarios. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to manage any impact from market interest rate changes according to our risk tolerance. In order to measure earnings sensitivity to changing rates, the Company uses an earnings simulation model.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	6.1%
+ 200 bp	4.1%
+ 100 bp	2.0%
- 100 bp	-3.3%

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2015, the Company had $3.5 million in notional amount of outstanding interest rate caps, to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 7 – Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest1, at December 31, 2015, were as follows:

(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Operating leases	$21,168	$3,019	$5,051	$4,736	$8,362
Certificates of deposit	356,188	231,131	90,966	34,082	9
Subordinated debentures	56,807	—	—	—	56,807
Federal Home Loan Bank advances	110,000	110,000	—	—	—
Commitments to extend credit	1,140,028	362,843	455,745	102,953	218,487
Commitments - state tax credits	6,632	3,042	3,590	—	—
Standby letters of credit	54,648	54,648	—	—	—
Private equity funds (2)	7,515	3,500	4,015	—	—

(1) Interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(2) Represents the estimated timing of various capital raises for private equity investments.

As of December 31, 2015, we had liabilities associated with uncertain tax positions of $0.9 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

CRITICAL ACCOUNTING POLICIES
The following accounting policies are considered most critical to the understanding of the Company's financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Item 8, Note 1 – Summary of Significant Accounting Policies.

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

The second element reflects the application of our loan rating system. Loans are rated and assigned a loss allocation factor for each category that is based on a loss migration analysis using the Company's loss experience over the last five years. The higher the rating assigned to a loan, the greater the loss allocation percentage that is applied. This element also incorporates an estimate of the loss emergence period, which is an estimate of the time between when a credit event occurs and when the charge-off of a loan occurs. The process is an estimate and is, therefore, imprecise. For example, if our estimate of the loss emergence period would have been increased/decreased by one quarter, it would have resulted in a $2.9 million increase and $2.6 million decrease, respectively, in our allowance at December 31, 2015.

The qualitative adjustment is based on management's evaluation of conditions that are not directly reflected in the loss migration analysis and/or specific reserve. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits. The conditions evaluated in connection with the qualitative or environmental adjustment include the following:

•	changes in lending policies and procedures;

•	changes in business and economic conditions;

•	changes in the nature and volume of our loan portfolio;

•	changes in our lending department;

•	changes in volume and/or severity of past due loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral related to loans;

•	existence and effect of concentrations of credit within our loan portfolio; and

•	other external factors such as asset quality trends (including trends in nonperforming loans expected to result from existing conditions), and related allowance metrics of our peers.

Executive management reviews these conditions quarterly based on discussion with our lending staff. Management then assigns a specified number of basis points of allowance to each factor above by loan category. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or loan category as of the evaluation date, management's estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or loan category.

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

Management believes that the allowance for loan losses is adequate at December 31, 2015.

Purchased Credit Impaired ("PCI") Loans
Purchased credit impaired ("PCI") loans were acquired in a business combination or transaction that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount with differences in actual results reflected in interest income.

PCI loans are generally considered accruing and performing, as the loans accrete income over the estimated life of the loan, in circumstances where cash flows are reasonably estimable by management. Accordingly, PCI loans that could be contractually past due could be considered to be accruing and performing. If the timing and amount of future cash flows is not reasonably estimable or is less than the carrying value, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimable.

Allowance for Loan Losses on PCI Loans
The Company updates its cash flow projections for purchased credit-impaired loans on a periodic basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current performance at the measurement date. Loss severity factors are based upon industry data and historical experience.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in allowance for loan losses through a provision for loan losses.

Goodwill and Other Intangible Assets
Our goodwill impairment test is completed in the fourth quarter each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill, or intangible assets, respective carrying amount. In 2015, we performed a qualitative ("Step 0") assessment to determine if our goodwill was impaired. The qualitative assessment involved the examination of changes that have occurred since our last quantitative ("Step 1") goodwill impairment test took place including macroeconomic conditions, industry and market conditions, overall financial performance, changes in management and other key personnel, changes in our reporting units, and changes in the share price of the Company's common stock.

Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. At December 31, 2015 and 2014, the Company had $30.3 million goodwill.

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

The 2015 annual impairment evaluation of goodwill and intangible balances did not identify any impairment.

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recognized for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, we would adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that the determination is made. Likewise, we would reverse the valuation allowance when realization of the deferred tax asset is expected. At December 31, 2015, the Company did not have any valuation allowances for federal or state income taxes.

Effects of New Accounting Pronouncements
See Item 8, Note 22 – New Authoritative Accounting Guidance for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Use of Non-GAAP Financial Measures
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

The Company considers its Core performance measures as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of PCI loans and related income and expenses, and the impact of certain other income and expense items. Core performance measures include contractual interest on PCI loans, but exclude incremental accretion on these loans. Core performance measures also exclude the Change in FDIC receivable, Gain or loss on sale of other real estate previously covered under FDIC loss share agreements, and expenses directly related to the PCI loans and related assets. Core performance measures also exclude certain other income and expense items the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis.

The Company believes that Core net interest margin is an important measure of our financial performance, even though it is a non-GAAP financial measure, because it provides supplemental information by which to evaluate the impact of PCI loan accretion on the Company's net interest margin, and the Company's operating performance on an ongoing basis, excluding such impact.

The Company believes that the tangible common equity ratio provides useful information to investors about the Company's capital strength, even though they are considered to be non-GAAP financial measures and are not part of the regulatory capital requirements to which the Company is subject.

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

Core Performance Measures

	For the Years ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
CORE PERFORMANCE MEASURES
Net interest income	$120,410	$117,368	$135,152
Less: Incremental accretion income	12,792	18,930	35,347
Core net interest income	107,618	98,438	99,805

Total noninterest income	20,675	16,631	9,899
Less: Change in FDIC loss share receivable	(5,030)	(9,307)	(18,173)
Less: Gain on sale of other real estate from PCI loans	107	445	1,071
Less: Gain on sale of branches	—	—	1,044
Less: Gain on sale of investment securities	23	—	1,295
Less: Closing fee	—	945	—
Core noninterest income	25,575	24,548	24,662

Total core revenue	133,193	122,986	124,467

Provision (provision reversal) for portfolio loans	4,872	4,409	(642)

Total noninterest expense	82,226	87,463	90,639
Less: FDIC clawback	760	1,201	951
Less: FDIC loss share termination	2,436	—	—
Less: Other PCI expenses	1,558	2,953	4,565
Less: FHLB prepayment penalty	—	2,936	2,590
Less: Facilities disposal charge	—	1,004	797
Core noninterest expense	77,472	79,369	81,736

Core income before income tax expense	50,849	39,208	43,373

Total income tax expense	19,951	13,871	16,976
Less: Income tax expense of PCI assets	2,893	706	2,569
Core income tax expense	17,058	13,165	14,407
Core net income	$33,791	$26,043	$28,966

Core earnings per share	$1.66	$1.29	$1.47
Core efficiency ratio	58.17%	64.53%	65.67%
Core return on average assets	1.00%	0.82%	0.93%
Core return on average common equity	10.08%	8.63%	11.18%
Core return on average tangible common equity	11.22%	9.77%	13.04%

Net Interest Margin to Core Net Interest Margin

(in thousands)	For the Years ended December 31,
	2015	2014	2013
Net interest income (fully tax equivalent)	$122,141	$119,002	$137,375
Less: Incremental accretion income	12,792	18,930	35,347
Core net interest income (fully tax equivalent)	$109,349	$100,072	$102,028

Average earning assets	$3,163,339	$2,921,978	$2,875,765
Reported net interest margin (fully tax equivalent)	3.86%	4.07%	4.78%
Core net interest margin (fully tax equivalent)	3.46%	3.42%	3.55%

Tangible common equity ratio

	For the Years ended December 31,
(in thousands)	2015	2014	2013
Total shareholders' equity	$350,829	$316,241	$279,705
Less: Goodwill	30,334	30,334	30,334
Less: Intangible assets	3,075	4,164	5,418
Tangible common equity	$317,420	$281,743	$243,953

Total assets	$3,608,483	$3,277,003	$3,170,197
Less: Goodwill	30,334	30,334	30,334
Less: Intangible assets	3,075	4,164	5,418
Tangible assets	$3,575,074	$3,242,505	$3,134,445

Tangible common equity to tangible assets	8.88%	8.69%	7.78%

Common equity tier 1 ratio

	For the Years ended December 31,
(in thousands)	2015	2014	2013
Total shareholders' equity	$350,829	$316,241	$279,705
Less: Goodwill	30,334	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities[1]	759	4,164	5,418
Less: Unrealized gains; (Plus:) Unrealized losses	218	1,681	(4,380)
Plus: Qualifying trust preferred securities	55,100	55,100	60,100
Plus: Other	58	59	57
Tier 1 capital	374,676	335,221	308,490
Less: Qualifying trust preferred securities	55,100	55,100	60,100
Less: Other[1]	23	—	—
Common equity tier 1 capital	$319,553	$280,121	$248,390

Total risk weighted assets determined in accordance with prescribed regulatory requirements	$3,530,521	$2,760,729	$2,463,605

Common equity tier 1 to risk weighted assets	9.05%	10.15%	10.08%

[1] Beginning January 1, 2015, the implementation of revised regulatory capital guidelines under Basel III has resulted in differences in these items when compared to prior periods.

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
St. Louis, Missouri
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Enterprise Financial Services Corp
St. Louis, Missouri
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 26, 2016

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2015 and 2014

(in thousands, except share and per share data)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$47,935	$42,903
Federal funds sold	91	35
Interest-earning deposits (including $1,320 and $980 pledged as collateral, respectively)	46,131	57,758
Total cash and cash equivalents	94,157	100,696
Interest-earning deposits greater than 90 days	1,000	5,300
Securities available for sale	451,770	400,146
Securities held to maturity	43,714	45,985
Loans held for sale	6,598	4,033
Portfolio loans	2,750,737	2,433,916
Less: Allowance for loan losses	33,441	30,185
Portfolio loans, net	2,717,296	2,403,731
Purchased credit impaired loans, net of the allowance for loan losses ($10,175 and $15,410, respectively)	64,583	83,693
Total loans, net	2,781,879	2,487,424
Other real estate	8,366	1,896
Other real estate covered under FDIC loss share	—	5,944
Other investments, at cost	17,455	17,037
Fixed assets, net	14,842	14,753
Accrued interest receivable	8,399	7,956
State tax credits, held for sale, including $5,941 and $11,689 carried at fair value, respectively	45,850	38,309
FDIC loss share receivable	—	15,866
Goodwill	30,334	30,334
Intangible assets, net	3,075	4,164
Other assets	101,044	97,160
Total assets	$3,608,483	$3,277,003

Liabilities and Shareholders' equity
Demand deposits	$717,460	$642,930
Interest-bearing transaction accounts	564,420	508,941
Money market accounts	1,053,662	755,569
Savings	92,861	78,718
Certificates of deposit:
$100 and over	256,760	377,544
Other	99,428	127,808
Total deposits	2,784,591	2,491,510
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	110,000	144,000
Other borrowings	270,326	234,183
Notes payable	—	5,700
Accrued interest payable	629	843
Other liabilities	35,301	27,719
Total liabilities	3,257,654	2,960,762

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,093,119 and 19,913,519 shares issued, respectively	201	199
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	210,589	207,731
Retained earnings	141,564	108,373
Accumulated other comprehensive income	218	1,681
Total shareholders' equity	350,829	316,241
Total liabilities and shareholders' equity	$3,608,483	$3,277,003
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2015, 2014, and 2013

	Years ended December 31,
(in thousands, except per share data)	2015	2014	2013
Interest income:
Interest and fees on loans	$122,370	$121,395	$143,181
Interest on debt securities:
Taxable	8,842	8,711	8,325
Nontaxable	1,215	1,188	1,209
Interest on interest-bearing deposits	211	187	210
Dividends on equity securities	141	273	364
Total interest income	132,779	131,754	153,289
Interest expense:
Interest-bearing transaction accounts	1,149	653	461
Money market accounts	2,993	2,716	3,080
Savings accounts	219	201	225
Certificates of deposit:
$100 and over	4,664	5,281	5,554
Other	1,387	1,636	1,822
Subordinated debentures	1,248	1,322	3,019
Federal Home Loan Bank advances	127	1,799	2,938
Notes payable and other borrowings	582	778	1,038
Total interest expense	12,369	14,386	18,137
Net interest income	120,410	117,368	135,152
Provision (provision reversal) for portfolio loan losses	4,872	4,409	(642)
Provision (provision reversal) for purchased credit impaired loan losses	(4,414)	1,083	4,974
Net interest income after provision for loan losses	119,952	111,876	130,820
Noninterest income:
Wealth management revenue	7,007	6,942	7,118
Service charges on deposit accounts	7,923	7,181	6,825
Other service charges and fee income	3,241	2,953	2,717
Gain on sale of branches	—	—	1,044
Gain on sale of other real estate	142	1,531	3,363
Gain on state tax credits, net	2,720	2,252	2,503
Gain on sale of investment securities	23	—	1,295
Change in FDIC loss share receivable	(5,030)	(9,307)	(18,173)
Miscellaneous income	4,649	5,079	3,207
Total noninterest income	20,675	16,631	9,899
Noninterest expense:
Employee compensation and benefits	46,095	47,232	47,278
Occupancy	6,573	6,527	7,277
FDIC clawback	760	1,201	951
FDIC loss share termination	2,436	—	—
Data processing	4,339	4,481	4,137
FDIC and other insurance	2,790	2,884	3,244
Loan legal and other real estate expense	1,812	3,936	4,496
Professional fees	3,465	3,825	4,876
FHLB prepayment penalty	—	2,936	2,590
Other	13,956	14,441	15,790
Total noninterest expense	82,226	87,463	90,639

Income before income tax expense	58,401	41,044	50,080
Income tax expense	19,951	13,871	16,976
Net income	$38,450	$27,173	$33,104

Earnings per common share
Basic	$1.92	$1.38	$1.78
Diluted	1.89	1.35	1.73
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014, and 2013

	Years ended December 31,
(in thousands)	2015	2014	2013
Net income	$38,450	$27,173	$33,104
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities arising during the period, net of income tax (benefit) expense of ($899), $3,762, and $(7,059), respectively	(1,449)	6,061	(11,371)
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense of $9, $0, and $496, respectively	(14)	—	(799)
Total other comprehensive (loss) income	(1,463)	6,061	(12,170)
Total comprehensive income	$36,987	$33,234	$20,934
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2015, 2014, and 2013

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2013	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	33,104	—	33,104
Other comprehensive income	—	—	—	—	—	(12,170)	(12,170)
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,946)	—	(3,946)
Repurchase of preferred stock	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 135,087 shares, net	—	1	—	2,264	—	—	2,265
Trust preferred securities conversion 1,176,470 shares	—	12	—	20,431	—	—	20,443
Share-based compensation	—	—	—	5,048	—	—	5,048
Excess tax benefit related to equity compensation plans	—	—	—	222	—	—	222
Balance December 31, 2013	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	27,173	—	27,173
Other comprehensive income	—	—	—	—	—	6,061	6,061
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(4,176)	—	(4,176)
Issuance under equity compensation plans, 225,958 shares, net	—	2	—	(681)	—	—	(679)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	2,950	—	—	2,950
Excess tax benefit related to equity compensation plans	—	—	—	205	—	—	205
Balance December 31, 2014	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	—	38,450	—	38,450
Other comprehensive income	—	—	—	—	—	(1,463)	(1,463)
Cash dividends paid on common shares, $0.2625 per share	—	—	—	—	(5,259)	—	(5,259)
Issuance under equity compensation plans, 179,600 shares, net	—	2	—	(1,192)	—	—	(1,190)
Share-based compensation	—	—	—	3,601	—	—	3,601
Excess tax benefit related to equity compensation plans	—	—	—	449	—	—	449
Balance December 31, 2015	$—	$201	$(1,743)	$210,589	$141,564	$218	$350,829
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014, and 2013

	Years ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$38,450	$27,173	$33,104
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,022	2,238	2,783
Provision for loan losses	458	5,492	4,332
Deferred income taxes	(5,763)	4,277	(9,943)
Net amortization of debt securities	3,256	3,810	5,593
Amortization of intangible assets	1,089	1,254	1,905
Gain on sale of investment securities	(23)	—	(1,295)
Mortgage loans originated for sale	(135,721)	(74,135)	(78,335)
Proceeds from mortgage loans sold	133,552	72,529	88,845
Gain on sale of other real estate	(142)	(1,531)	(3,363)
Gain on state tax credits, net	(2,720)	(2,252)	(2,503)
Excess tax benefit of share-based compensation	(449)	(205)	(222)
Share-based compensation	3,601	2,950	5,048
Valuation adjustment on other real estate	82	696	1,443
Net accretion of loan discount and indemnification asset	(7,805)	(9,879)	(16,435)
Gain on sale of branches	—	—	(1,044)
Changes in:
Accrued interest receivable	(443)	(653)	1,179
Accrued interest payable	(214)	(114)	(303)
Prepaid FDIC insurance	—	—	2,607
Other assets	10,375	(205)	(12,002)
Other liabilities	7,582	49	7,914
Net cash provided by operating activities	47,187	31,494	29,308
Cash flows from investing activities:
Net cash paid for acquisitions and dispositions	—	—	(67,564)
Net decrease (increase) in loans	(290,326)	(240,640)	36,169
Net cash proceeds received from FDIC loss share receivable	2,275	9,605	10,981
Proceeds from the termination of FDIC loss share agreements	1,253	—	—
Proceeds from the sale of debt securities, available for sale	41,069	—	159,604
Proceeds from the paydown or maturity of debt securities, available for sale	53,733	47,678	82,641
Proceeds from the paydown or maturity of debt securities, held to maturity	2,284	455	—
Proceeds from the redemption of other investments	39,929	29,045	30,632
Proceeds from the sale of state tax credits held for sale	16,337	12,814	16,723
Proceeds from the sale of other real estate	7,378	17,259	19,558
Payments for the purchase of:
Available for sale debt and equity securities	(152,044)	(53,664)	(60,732)
Other investments	(36,046)	(33,477)	(29,225)
Bank owned life insurance	—	—	(20,000)
State tax credits held for sale	(20,981)	—	(1,365)
Fixed assets	(2,111)	(1,901)	(1,338)
Net cash provided by (used in) investing activities	(337,250)	(212,826)	176,084

	Years ended December 31,
(in thousands)	2015	2014	2013
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	74,530	(10,756)	(19,719)
Net increase (decrease) in interest-bearing deposit accounts	218,551	(32,686)	(32,876)
Proceeds from Federal Home Loan Bank advances	945,900	1,227,500	765,000
Repayments of Federal Home Loan Bank advances	(979,900)	(1,133,500)	(795,000)
Repayments of notes payable	(5,700)	(4,800)	(1,200)
Repayments of subordinated debentures	—	—	(2,500)
Net increase (decrease) increase in other borrowings	36,143	30,352	(22,433)
Cash dividends paid on common stock	(5,259)	(4,177)	(3,946)
Excess tax benefit of share-based compensation	449	205	222
Payments for the repurchase of common stock warrants	—	—	(1,006)
Issuance of common stock	2	2	1
Proceeds from the issuance of equity instruments, net	(1,192)	(681)	2,264
Net cash provided (used) by financing activities	283,524	71,459	(111,193)
Net increase (decrease) in cash and cash equivalents	(6,539)	(109,873)	94,199
Cash and cash equivalents, beginning of period	100,696	210,569	116,370
Cash and cash equivalents, end of period	$94,157	$100,696	$210,569
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,583	$14,500	$18,462
Income taxes	15,763	8,993	27,133
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$8,248	$9,869	$22,623
Sales of other real estate financed	—	8,083	9,244
Issuance of common stock from Trust Preferred Securities conversion	—	5,002	20,443
Transfer of securities from available for sale to held to maturity	—	46,574	—
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below.

Business and Consolidation
Enterprise Financial Services Corp and subsidiaries (the “Company” or “Enterprise”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in the St. Louis, Kansas City, and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (the “Bank”). The consolidated financial statements include the accounts of the Company, and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiary. Additionally, the Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. The Company has one reportable segment.

Use of Estimates
The consolidated financial statements of the Company have been prepared in conformity in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”.) In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, indemnification assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days to be cash and cash equivalents. At December 31, 2015 and 2014, approximately $13.8 million, and $16.1 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

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

Declines in the fair value of securities below their cost deemed to be other-than-temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it's more likely than not the Company would be required to sell the security before its anticipated recovery in market value.

Premiums and discounts are amortized or accreted over the expected lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2015 or 2014. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company's consolidated statements of operations.

Portfolio Loans
Loans are reported at the principal balance outstanding, net of unearned fees, costs, and premiums or discounts on acquired loans. Loan origination fees, direct origination costs, and premiums or discounts resulting from acquired loans are deferred and recognized over the lives of the related loans as a yield adjustment using the interest method.

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower's credit has occurred which, in management's judgment, negatively impacts the collectibility of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectible and subsequent interest payments received are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans that have not been restructured are returned to accrual status when management believes full collectibility of principal and interest is expected. Non-accrual loans that have been restructured will remain in a non-accrual status until the borrower has made at least six months of consecutive contractual payments.

Purchased Credit Impaired ("PCI") Loans
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

When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate at origination. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Interest income on impaired loans is not accrued but is recorded when cash is received and only if principal is considered to be fully collectible. Loans and leases, which are deemed uncollectible, are charged off to the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses.

Impaired loans exclude PCI loans, which are accounted for on a pool basis and are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due may still be considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated. See Note 6 – Purchased Credit Impaired Loans for more information on these loans.

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

Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2015, we did not have any loans past due greater than 90 days and not included in nonperforming loans.

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

Allowance for Loan Losses on PCI Loans
The Company updates its cash flow projections for PCI loans on a periodic basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current state at the re-measurement date. Loss severity factors are based upon industry data and experience.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in the provision for loan losses. See Purchased Credit Impaired Loans above for further discussion. Any increase in expected future cash flows due to a decrease in expected credit losses will reverse previously recorded impairment, if any, and add to the accretable yield on the loan pool, prospectively.

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

FDIC Loss Share Receivable and Clawback Liability
As part of FDIC-assisted transactions, the Bank entered into loss sharing agreements with the FDIC from 2009-2011. In 2015, the Bank entered into an agreement with the FDIC to terminate all existing loss sharing agreements. This termination resulted in the removal of the remaining clawback liability of $3.5 million and FDIC receivable of $7.2 million. The following policy discussion refers to transactions prior to December 7, 2015. The FDIC reimbursed the Bank for a percentage of realized losses on loans and foreclosed real estate covered under the agreement (“Covered assets”). In addition, the Bank was reimbursed for certain expenses related to the Covered assets. At the acquisition date, the fair value of the amount due from the FDIC (“FDIC Loss Share Receivable") was estimated based on expected losses and cash flows on the Covered assets. The FDIC Loss Share Receivable was measured separately from the related Covered assets and recorded separately on the balance sheet, because it is not contractually embedded in the Covered assets and was not transferable.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

Subsequent to initial recognition but prior to early termination in the fourth quarter of 2015, the FDIC Loss Share Receivable was reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments were measured on the same basis as the related Covered assets. Any decrease in expected cash flows due to an increase in expected credit losses increased the FDIC Loss Share Receivable which will partially offset the impairment recorded on the PCI loans. The amount of the increase was recorded in noninterest income and was determined based on the specific loss share agreement, but was generally 80% of the losses. Any increase in expected future cash flows due to a decrease in expected credit losses decreased the accretion of the FDIC Loss Share Receivable prospectively over its remaining life. Increases and decreases to the FDIC Loss Share Receivable were recorded as adjustments to noninterest income.

As stipulated in some of its agreements with the FDIC, the Company may have been required to reimburse the FDIC if certain levels of cash flows were met over the duration of a loss share agreement. This reimbursement, or clawback liability, was measured quarterly over the duration of the agreement.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset's carrying amount. The Company's annual test for impairment was performed in the fourth quarter of 2015. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

The Company does not currently have derivative instruments designated as fair value or cash flow hedges. Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are intended to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Customer accommodation interest rate swap contracts are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of income depending on the underlying hedged item.

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

For divestitures, the Company measures an asset (disposal group) classified as held for sale at the lower of its carrying value at the date the asset is initially classified as held for sale or its fair value less costs to sell. The Company reports the results of operations of an entity or group of components that either has been disposed of or held for sale as discontinued operations only if the disposal of that component represents a strategic shift that has or will have a major effect on an entity's operations and financial results.

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

NOTE 2 - ACQUISITIONS & DIVESTITURES

Branch Sale
On December 6, 2013, the Company sold two of its Kansas City branches to another financial institution. The agreement called for the sale of substantially all of the deposits at these branches, or $78.4 million, as well as cash and cash equivalents of $0.4 million, loans of $7.6 million, and other assets of $1.0 million. The Company recorded a pre-tax gain of $1.0 million upon completion of the transaction primarily attributed to a premium on the deposits sold.

As part of this branch sale, the Company also closed two branches in the Kansas City region. In conjunction with the closure, the Company recorded a liability and corresponding expense for the difference between the net present value of future lease payments and its estimated sublease income at one of the closed branches. As of December 31, 2015, this liability was $0.7 million. The Company recorded expense for the estimated net lease liability of $0.1 million, $0.4 million, and $0.5 million in 2015, 2014, and 2013, respectively. The expense is recorded within other noninterest expense.

NOTE 3 - EARNINGS PER SHARE

The following table presents a summary of per common share data and amounts for the periods indicated.

	Years ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income as reported	$38,450	$27,173	$33,104

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	—	66	1,015
Net income available to common shareholders and assumed conversions	$38,450	$27,239	$34,119

Weighted average common shares outstanding	19,984	19,761	18,582
Incremental shares from assumed conversions of convertible trust preferred securities	—	57	1,001
Additional dilutive common stock equivalents	333	292	168
Weighted average diluted common shares outstanding	20,317	20,110	19,751

Basic earnings per common share:	$1.92	$1.38	$1.78
Diluted earnings per common share:	$1.89	$1.35	$1.73

There were 0.1 million common stock equivalents for fiscal year 2015; 0.3 million common stock equivalents for fiscal year 2014; and 0.5 million common stock equivalents for fiscal year 2013, which were excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$98,699	$309	$—	$99,008
Obligations of states and political subdivisions	40,700	1,343	(342)	41,701
Agency mortgage-backed securities	311,516	2,046	(2,501)	311,061
Total securities available for sale	$450,915	$3,698	$(2,843)	$451,770

Held to maturity securities:
Obligations of states and political subdivisions	$14,831	$63	$(50)	$14,844
Agency mortgage-backed securities	28,883	—	(286)	28,597
Total securities held to maturity	$43,714	$63	$(336)	$43,441

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$91,355	$624	$(153)	$91,826
Obligations of states and political subdivisions	33,997	1,300	(416)	34,881
Agency mortgage-backed securities	271,430	3,577	(1,568)	273,439
Total securities available for sale	$396,782	$5,501	$(2,137)	$400,146

Held to maturity securities:
Obligations of states and political subdivisions	$14,900	$—	$(325)	$14,575
Agency mortgage-backed securities	31,085	150	(15)	31,220
Total securities held to maturity	$45,985	$150	$(340)	$45,795

At December 31, 2015, and 2014, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $334.4 million and $315.8 million at December 31, 2015, and December 31, 2014, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

During the fourth quarter of 2014, $46.6 million of available for sale securities were transferred to a held to maturity portfolio. The transfers of debt securities into the held to maturity category from the available for sale category were made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer was retained in other comprehensive income and in the carrying value of the held to maturity securities. This amount is being amortized over the remaining life of the securities.

The amortized cost and estimated fair value of debt securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,199	$3,225	$—	$—
Due after one year through five years	121,522	122,673	4,641	4,662
Due after five years through ten years	11,141	11,543	10,190	10,182
Due after ten years	3,537	3,268	—	—
Mortgage-backed securities	311,516	311,061	28,883	28,597
	$450,915	$451,770	$43,714	$43,441

The following table represents a summary of investment securities that had an unrealized loss:

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,199	12	9,395	380	11,594	392
Agency mortgage-backed securities	189,229	2,050	21,020	737	210,249	2,787
	$191,428	$2,062	$30,415	$1,117	$221,843	$3,179

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$5,399	$10	$24,852	$143	$30,251	$153
Obligations of states and political subdivisions	16,827	343	5,349	398	22,176	741
Agency mortgage-backed securities	26,367	56	97,054	1,527	123,421	1,583
	$48,593	$409	$127,255	$2,068	$175,848	$2,477

The unrealized losses at both December 31, 2015, and 2014, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2015 and 2014, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and losses realized from sales of available for sale investment securities were as follows:

	December 31,
(in thousands)	2015	2014	2013
Gross gains realized	$63	$—	$1,477
Gross losses realized	(40)	—	(182)
Proceeds from sales	41,069	—	159,604

Other Investments, At Cost
As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB Des Moines consisting of membership stock and activity-based stock. The FHLB capital stock of $8.3 million is recorded at cost, which represents redemption value, and is included in Other investments in the consolidated balance sheets. The remaining amounts in Other investments include the Company's investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 11 – Subordinated Debentures) and various private equity investments.

NOTE 5 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at December 31, 2015 and 2014:

(in thousands)	December 31, 2015	December 31, 2014
Commercial and industrial	$1,484,327	$1,264,487
Real estate loans:
Commercial - investor owned	428,064	396,751
Commercial - owner occupied	342,959	344,003
Construction and land development	161,061	143,878
Residential	196,498	185,252
Total real estate loans	1,128,582	1,069,884
Consumer and other	137,537	98,650
Portfolio loans	2,750,446	2,433,021
Unearned loan fees, net	291	895
Portfolio loans, including unearned loan fees	$2,750,737	$2,433,916

Note: In 2015, the Company redefined certain loan categories by borrower type and purpose of the loan. To conform to the current year classification, the Company reclassified $36.4 million into Consumer and other loans as of December 31, 2014. This includes $5.8 million from C&I, $16.2 million from CRE-investor owned, $13.5 million from CRE-owner occupied, and $0.9 million from Construction and land development.

Following is a summary of activity for the years ended December 31, 2015, 2014, and 2013 of loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of year	$13,513	$11,752	$16,875
New loans and advances	641	11,796	6,519
Payments and other reductions	(9,760)	(10,035)	(11,642)
Balance at end of year	$4,394	$13,513	$11,752

A summary of activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method for the years ended indicated below is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Unallocated	Total
Balance at December 31, 2015
Allowance for Loan Losses:
Balance, beginning of year	$16,983	$4,382	$3,135	$1,715	$2,830	$1,140	$—	$30,185
Provision (provision reversal)	6,976	(303)	(1,626)	(335)	(58)	218	—	4,872
Losses charged off	(3,699)	(664)	(38)	(350)	(1,313)	(27)	—	(6,091)
Recoveries	1,796	69	1,498	674	337	101	—	4,475
Balance, end of year	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$—	$33,441

Balance at December 31, 2014
Allowance for Loan Losses:
Balance, beginning of year	$12,246	$6,600	$4,096	$2,136	$2,019	$192	$—	$27,289
Provision (provision reversal)	6,707	(2,063)	(1,517)	(322)	525	1,079	—	4,409
Losses charged off	(3,738)	(250)	(450)	(905)	(48)	(165)	—	(5,556)
Recoveries	1,768	95	1,006	806	334	34	—	4,043
Balance, end of year	$16,983	$4,382	$3,135	$1,715	$2,830	$1,140	$—	$30,185

Balance at December 31, 2013
Allowance for Loan Losses:
Balance, beginning of year	$10,064	$10,403	$4,192	$5,239	$2,026	$31	$2,375	$34,330
Provision (provision reversal)	3,810	(94)	410	(2,695)	107	195	(2,375)	(642)
Losses charged off	(3,404)	(4,441)	(550)	(896)	(1,053)	(34)	—	(10,378)
Recoveries	1,776	732	44	488	939	—	—	3,979
Balance, end of year	$12,246	$6,600	$4,096	$2,136	$2,019	$192	$—	$27,289

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance December 31, 2015
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$1,953	$—	$6	$369	$7	$—	$2,335
Collectively evaluated for impairment	20,103	3,484	2,963	1,335	1,789	1,432	31,106
Total	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Loans - Ending Balance:
Individually evaluated for impairment	$4,514	$921	$1,962	$2,800	$681	$—	$10,878
Collectively evaluated for impairment	1,479,813	427,143	340,997	158,261	195,817	137,828	2,739,859
Total	$1,484,327	$428,064	$342,959	$161,061	$196,498	$137,828	$2,750,737

Balance December 31, 2014
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$704	$—	$—	$352	$1,052	$286	$2,394
Collectively evaluated for impairment	16,279	4,382	3,135	1,363	1,778	854	27,791
Total	$16,983	$4,382	$3,135	$1,715	$2,830	$1,140	$30,185
Loans - Ending Balance:
Individually evaluated for impairment	$5,998	$5,036	$2,618	$6,866	$3,082	$766	$24,366
Collectively evaluated for impairment	1,258,489	391,715	341,385	137,012	182,170	98,779	2,409,550
Total	$1,264,487	$396,751	$344,003	$143,878	$185,252	$99,545	$2,433,916

A summary of Portfolio loans individually evaluated for impairment by category at December 31, 2015 and 2014, is as follows:

	December 31, 2015
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$5,554	$509	$4,204	$4,713	$1,953	$6,970
Real estate:
Commercial - investor owned	927	927	—	927	—	970
Commercial - owner occupied	329	85	113	198	6	301
Construction and land development	4,349	2,914	530	3,444	369	3,001
Residential	705	637	68	705	7	682
Consumer and other	—	—	—	—	—	—
Total	$11,864	$5,072	$4,915	$9,987	$2,335	$11,924

	December 31, 2014
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$8,042	$2,609	$3,464	$6,073	$704	$4,136
Real estate:
Commercial - investor owned	5,036	—	5,187	5,187	—	4,375
Commercial - owner occupied	610	—	519	519	—	1,281
Construction and land development	7,961	419	6,929	7,348	352	7,280
Residential	3,082	2,943	150	3,093	1,052	954
Consumer and other	766	770	—	770	286	581
Total	$25,497	$6,741	$16,249	$22,990	$2,394	$18,607

The following table presents details for past due and impaired loans:

	December 31,
(in thousands)	2015	2014	2013
Total interest income that would have been recognized under original terms on impaired loans	$1,038	$1,013	$1,538
Total cash received and recognized as interest income on impaired loans	226	118	257
Total interest income recognized on impaired loans still accruing	36	39	16

There were no loans over 90 days past due and still accruing interest at December 31, 2015 or 2014. At December 31, 2015, there were $0.01 million of unadvanced commitments on impaired loans.

The recorded investment in impaired Portfolio loans by category at December 31, 2015 and 2014, is as follows:

	December 31, 2015
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$4,406	$307	$—	$4,713
Real estate:
Commercial - investor owned	927	—	—	927
Commercial - owner occupied	198	—	—	198
Construction and land development	3,444	—	—	3,444
Residential	705	—	—	705
Consumer and other	—	—	—	—
Total	$9,680	$307	$—	$9,987

	December 31, 2014
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$6,073	$—	$—	$6,073
Real estate:
Commercial - investor owned	4,597	590	—	5,187
Commercial - owner occupied	519	—	—	519
Construction and land development	7,348	—	—	7,348
Residential	3,093	—	—	3,093
Consumer and other	—	770	—	770
Total	$21,630	$1,360	$—	$22,990

The recorded investment by category for the Portfolio loans that have been restructured during the years ended December 31, 2015 and 2014, is as follows:

	Year ended December 31, 2015			Year ended December 31, 2014
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$303	$303	2	$658	$658
Real estate:
Commercial - investor owned	—	—	—	1	603	603
Commercial - owner occupied	—	—	—	2	606	606
Construction and land development	—	—	—	1	2,827	2,827
Residential	—	—	—	1	125	125
Consumer and other	—	—	—	1	1,043	793
Total	1	$303	$303	8	$5,862	$5,612

The restructured Portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of December 31, 2015, the Company allocated $0.2 million of specific reserves to the loans that have been restructured.

The recorded investment by category for Portfolio loans that have been restructured and subsequently defaulted during 2015 and 2014 is as follows:

	Year ended December 31, 2015		Year ended December 31, 2014
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial	—	$—	—	$—
Real estate:
Commercial - investor owned	—	—	—	—
Commercial - owner occupied	—	—	—	—
Construction and land development	—	—	1	241
Residential	—	—	—	—
Consumer and other	—	—	—	—
Total	—	$—	1	$241

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at December 31, 2015 and 2014 is shown below.

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$505	$888	$1,393	$1,482,934	$1,484,327
Real estate:
Commercial - investor owned	464	—	464	427,600	428,064
Commercial - owner occupied	94	184	278	342,681	342,959
Construction and land development	384	2,273	2,657	158,404	161,061
Residential	70	681	751	195,747	196,498
Consumer and other	20	—	20	137,808	137,828
Total	$1,537	$4,026	$5,563	$2,745,174	$2,750,737

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,059	$232	$3,291	$1,261,196	$1,264,487
Real estate:
Commercial - investor owned	261	4,450	4,711	392,040	396,751
Commercial - owner occupied	—	496	496	343,507	344,003
Construction and land development	702	2,524	3,226	140,652	143,878
Residential	168	—	168	185,084	185,252
Consumer and other	774	—	774	98,771	99,545
Total	$4,964	$7,702	$12,666	$2,421,250	$2,433,916

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,356,864	$90,370	$37,093	$—	$1,484,327
Real estate:
Commercial - investor owned	403,820	18,868	5,376	—	428,064
Commercial - owner occupied	314,791	24,727	3,441	—	342,959
Construction and land development	146,601	10,114	4,346	—	161,061
Residential	188,269	5,138	3,091	—	196,498
Consumer and other	131,060	721	6,047	—	137,828
Total	$2,541,405	$149,938	$59,394	$—	$2,750,737

	December 31, 2014
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,161,979	$62,315	$40,193	$—	$1,264,487
Real estate:
Commercial - investor owned	361,991	18,640	16,120	—	396,751
Commercial - owner occupied	322,725	18,025	3,253	—	344,003
Construction and land development	122,365	12,993	8,520	—	143,878
Residential	168,543	11,012	5,697	—	185,252
Consumer and other	91,827	5,499	2,219	—	99,545
Total	$2,229,430	$128,484	$76,002	$—	$2,433,916

NOTE 6 - PURCHASED CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.70	$3,863	6.57	$4,012
Real estate loans:
Commercial - investor owned	6.98	25,272	7.07	39,066
Commercial - owner occupied	6.30	19,414	6.35	22,695
Construction and land development	6.28	6,838	6.16	7,740
Residential	5.44	19,287	5.54	25,121
Total real estate loans		70,811		94,622
Consumer and other	1.89	84	5.39	469
Purchased credit impaired loans		$74,758		$99,103

(1) Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at December 31, 2015 and 2014 is shown below:

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,863	$3,863
Real estate:
Commercial - investor owned	2,342	3,661	6,003	19,269	25,272
Commercial - owner occupied	731	—	731	18,683	19,414
Construction and land development	—	—	—	6,838	6,838
Residential	1,594	130	1,724	17,563	19,287
Consumer and other	4	—	4	80	84
Total	$4,671	$3,791	$8,462	$66,296	$74,758

	December 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$16	$16	$3,996	$4,012
Real estate:
Commercial - investor owned	878	6,484	7,362	31,704	39,066
Commercial - owner occupied	—	2,759	2,759	19,936	22,695
Construction and land development	774	—	774	6,966	7,740
Residential	2,020	1,451	3,471	21,650	25,121
Consumer and other	—	12	12	457	469
Total	$3,672	$10,722	$14,394	$84,709	$99,103

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the years ended December 31, 2015 and 2014.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2015	$178,145	$65,719	$28,733	$83,693
Principal reductions and interest payments	(24,441)	—	—	(24,441)
Accretion of loan discount	—	—	(10,775)	10,775
Changes in contractual and expected cash flows due to remeasurement	(3,574)	(30,413)	12,132	14,707
Reductions due to disposals	(33,441)	(8,541)	(4,749)	(20,151)
Balance December 31, 2015	$116,689	$26,765	$25,341	$64,583

Balance January 1, 2014	$266,068	$87,438	$53,530	$125,100
Principal reductions and interest payments	(35,718)	—	—	(35,718)
Accretion of loan discount	—	—	(15,747)	15,747
Changes in contractual and expected cash flows due to remeasurement	(2,170)	(7,403)	(3,234)	8,467
Reductions due to disposals	(50,035)	(14,316)	(5,816)	(29,903)
Balance December 31, 2014	$178,145	$65,719	$28,733	$83,693

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the years ended December 31, 2015 and 2014 is as follows:

(in thousands)	December 31, 2015	December 31, 2014
Balance at beginning of period	$15,866	$34,319
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(3,528)	(9,605)
FDIC reimbursable losses (recoveries)	(1,386)	459
Reductions for loss share termination	(5,922)	—
Adjustments reflected in income:
Amortization, net	(2,293)	(6,342)
Loan impairment (impairment reversal)	(1,113)	841
Reductions for payments on covered assets in excess of expected cash flows	(1,624)	(3,806)
Balance at end of period	$—	$15,866

Outstanding customer balances on PCI loans were $98.6 million and $135.3 million as of December 31, 2015, and December 31, 2014, respectively.

On December 7, 2015, the Company entered into an agreement to terminate all existing loss share agreements with the FDIC. Under the terms of the agreement, the FDIC made a net payment to the bank of $1.3 million. The agreement eliminated the FDIC clawback liability of $3.5 million and the FDIC loss share receivable of $7.2 million. Accordingly, a one-time pretax charge of $2.4 million was recorded in 2015 as a separate component of noninterest expense. See FDIC Loss Share Receivable and Clawback Liability in Note 1 – Summary of Significant Accounting Policies for information on the Company's accounting in prior years.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients and as part of its risk management activities. These instruments include interest rate swaps and option contracts and foreign exchange forward contracts. The Company does not enter into derivative financial instruments for trading purposes.

Using derivative instruments can involve assuming counterparty credit risk to varying degrees. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains in excess of collateral pledged, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At December 31, 2015, the Company had $1.2 million of counterparty credit exposure on derivatives. This counterparty risk is considered as part of underwriting and on-going monitoring policies. At December 31, 2015 and 2014, the Company had pledged cash of $1.3 million and $1.0 million, respectively, as collateral in connection with interest rate swap agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans.

•
Economic hedge of state tax credits. The Company enters into interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. See Note 19 – Fair Value Measurements for further discussion of the fair value of the state tax credits.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Non-designated hedging instruments
Interest rate cap contracts	$3,500	$23,800	$—	$2	$—	$—

Client-Related Derivative Instruments. The Company enters into interest rate swaps to allow customers to hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Non-designated hedging instruments
Interest rate swap contracts	$153,630	$141,263	$1,155	$907	$1,155	$907
Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the years ended December 31, 2015 and 2014, the gains and losses offset each other due to the Company's hedging of the client swaps with other bank counterparties.

NOTE 8 - FIXED ASSETS

A summary of fixed assets at December 31, 2015 and 2014, is as follows:

	December 31,
(in thousands)	2015	2014
Land	$3,103	$3,103
Buildings and leasehold improvements	17,837	17,170
Furniture, fixtures and equipment	4,892	3,750
Capitalized software	1,030	735
	26,862	24,758
Less accumulated depreciation and amortization	12,020	10,005
Total fixed assets	$14,842	$14,753

Depreciation and amortization of fixed assets included in noninterest expense amounted to $2.0 million, $2.2 million, and $2.8 million in 2015, 2014, and 2013, respectively.

The Company has facilities leased under agreements that expire in various years through 2028. The Company's rent expense totaled $3.1 million, $2.9 million, and $3.0 million in 2015, 2014, and 2013, respectively. Sublease rental income was $0.1 million, $0.2 million, and $0.2 million for 2015, 2014, and 2013, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on current market conditions and rates of inflation.

The future aggregate minimum rental commitments (in thousands) required under the leases are shown below:

Year	Amount
2016	$3,019
2017	2,656
2018	2,395
2019	2,388
2020	2,348
Thereafter	8,362
Total	$21,168

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill has remained at $30.3 million as of December 31, 2015, 2014, and 2013.  The annual goodwill impairment evaluations in 2015, 2014, and 2013 did not identify any impairment.

The table below presents a summary of the intangible assets for the years ended December 31, 2015 and 2014.

(in thousands)	Years ended December 31,
	2015	2014
Gross core deposit intangible balance, beginning of year	$9,060	$9,060
Accumulated amortization	(5,985)	(4,896)
Core deposit intangible, net, end of year	$3,075	$4,164

Amortization expense on the core deposit intangibles was $1.1 million, $1.3 million, and $1.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The core deposit intangibles are being amortized over a 10 year period.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2015.

Year	Core Deposit Intangible
2016	$924
2017	760
2018	595
2019	430
2020	265
After 2020	101
$3,075

NOTE 10 - MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2015:

(in thousands)	$100,000 and Over	Other	Total
Less than 1 year	$169,936	$61,195	$231,131
Greater than 1 year and less than 2 years	13,993	14,844	28,837
Greater than 2 years and less than 3 years	48,619	13,510	62,129
Greater than 3 years and less than 4 years	20,942	7,367	28,309
Greater than 4 years and less than 5 years	3,270	2,503	5,773
Greater than 5 years	—	9	9
	$256,760	$99,428	$356,188

NOTE 11 - SUBORDINATED DEBENTURES

The Company currently has eight unconsolidated statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities.

The amounts and terms of each respective issuance at December 31, 2015 and 2014 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2015	2014
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
Total subordinated debentures	$56,807	$56,807

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

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company's consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company's consolidated statements of operations. The Company's investment of $1.7 million at December 31, 2015, in these trusts is included in other investments in the consolidated balance sheets.

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

NOTE 12 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2015 and 2014, the carrying value of the loans pledged to the FHLB of Des Moines was $633.5 million and $649.7 million, respectively. The secured line of credit had availability of approximately $239.6 million at December 31, 2015.

The Company also has an $8.3 million investment in the capital stock of the FHLB of Des Moines at December 31, 2015.

The following table summarizes the type, maturity, and rate of the Company's FHLB advances at December 31:

		2015		2014
(in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	Less than 1 year	$110,000	0.45%	$144,000	0.28%
Non-amortizing fixed advance	Greater than 1 year	—	—%	—	—%
Total Federal Home Loan Bank Advances		$110,000	0.45%	$144,000	0.28%

In December 2014, the Company prepaid $50 million of FHLB advances with a weighted average interest rate of 3.17%, and a maturity of 3 years, and incurred a prepayment penalty of $2.9 million for asset/liability management purposes. In December 2013, the Company prepaid $30.0 million of FHLB advances with a weighted average interest rate of 4.09%, and a maturity of 3 years, and incurred a prepayment penalty of $2.6 million.

In addition to the above advances, at December 31, 2015, the Company used $11.4 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 13 - OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2015	2014
Securities sold under repurchase agreements	$270,326	$230,373
Secured borrowings	—	3,810
Total	$270,326	$234,183

Average balance during the year	$195,328	$184,964
Maximum balance outstanding at any month-end	270,326	234,183
Average interest rate during the year	0.22%	0.32%
Average interest rate at December 31	0.16%	0.30%

Federal Reserve line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2015, $815.6 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating $1.1 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2015.

Term Loan
On November 6, 2012, the Company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. The Term Loan was paid off on November 6, 2015, the maturity date of the loan. A summary of the Term Loan is as follows:

	December 31,
(in thousands)	2015	2014
Term Loan	$—	$5,700

Average balance during the year	$4,509	$6,464
Maximum balance outstanding at any month-end	5,700	6,900
Weighted average interest rate during the year	3.01%	2.99%
Average interest rate at December 31	—%	2.94%

NOTE 14 - LITIGATION AND OTHER CONTINGENCIES

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

NOTE 15 - REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2015 and 2014, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2015 and 2014, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, Common equity tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$418,367	11.85%	$282,442	8.00%	$—	—%
Enterprise Bank & Trust	386,531	10.98	281,632	8.00	352,040	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	374,676	10.61	211,831	6.00	—	—
Enterprise Bank & Trust	342,840	9.74	211,224	6.00	281,632	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)[1]
Enterprise Financial Services Corp	319,553	9.05	158,873	4.50	—	—
Enterprise Bank & Trust	342,816	9.74	158,418	4.50	228,826	6.50
Leverage Ratio (Tier 1 Capital to Average Assets)
Enterprise Financial Services Corp	374,676	10.71	139,893	4.00	—	—
Enterprise Bank & Trust	342,840	9.84	139,311	4.00	174,138	5.00

As of December 31, 2014:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$369,868	13.40%	$220,858	8.00%	$—	—%
Enterprise Bank & Trust	343,334	12.51	219,645	8.00	274,556	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	335,221	12.14	110,429	4.00	—	—
Enterprise Bank & Trust	308,874	11.25	109,823	4.00	164,734	6.00
Leverage Ratio (Tier 1 Capital to Average Assets)
Enterprise Financial Services Corp	335,221	10.48	96,000	3.00	—	—
Enterprise Bank & Trust	308,874	9.71	95,411	3.00	159,018	5.00

[1] Not an applicable regulatory ratio until implementation of Basel III in 2015

NOTE 16 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights ("SSARs"), and restricted stock units (“RSUs”), as designated by the Company's Board of Directors upon the recommendation of the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. At December 31, 2015, there were 415,104 shares available for grant under the various share-based compensation plans.

Total share-based compensation expense that was charged against income was $3.6 million, $2.9 million, and $5.0 million for the years ended December 31, 2015, 2014, and 2013 respectively. The total income tax benefit/(expense) recognized in additional paid in capital for share-based compensation arrangements was $0.4 million, $0.2 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. There were no grants of employee stock options or SSARs during the years ended December 31, 2015, 2014, or 2013.

Stock options have been granted to key employees with exercise prices equal to the market price of the Company's common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2015, there was no remaining unrecognized compensation expense related to stock options and SSARs and all outstanding awards are vested. Various information related to the stock options and SSARs is shown below.

(in thousands)	2015	2014	2013
Compensation expense	$50	$103	$213
Intrinsic value of option exercises on date of exercise	$74	$226	$300
Cash received from the exercise of stock options	$126	$149	$2,040

Following is a summary of the employee stock option and SSAR activity for 2015.

(in thousands, except share and per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	401,581	$19.24
Granted	—	—
Exercised	(13,478)	21.54
Forfeited	—	—
Outstanding at December 31, 2015	388,103	$19.15	2.8 years	$3,569
Exercisable at December 31, 2015	388,103	$19.15	2.8 years	$3,569

Restricted Stock Units
The Company awards nonvested stock, in the form of RSUs to employees. RSUs are subject to continued employment and vest ratably over three to five years. Vesting is accelerated upon a change in control or the employee meeting certain retirement criteria. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

(in thousands)	2015	2014	2013
Compensation expense	$725	$945	$1,142
Total fair value at vesting date	809	913	828
Total unrecognized compensation cost for nonvested stock units	942	1,462	2,168
Expected years to recognize unearned compensation	1.7 years	2.7 years	3.6 years

A summary of the status of the Company's RSU awards as of December 31, 2015 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	139,849	$13.81
Granted	6,088	20.69
Vested	(58,679)	13.79
Forfeited	(904)	13.33
Outstanding at December 31, 2015	86,354	$14.31

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-management directors as compensation in lieu of cash. At December 31, 2015, there were 42,222 shares of stock available for issuance under the Stock Plan for Non-Management Directors.

Various information related to the Director Plan is shown below.

(in thousands, except share and per share data)	2015	2014	2013
Shares issued	16,283	23,135	16,990
Weighted average fair value	$24.43	$19.20	$15.40
Compensation expense	$373	$329	$262

Employee Stock Issuance
Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in the form of a one-time award or paid in pro rata installments. The stock is restricted for at least 2 years and upon issuance may be fully vested or vest over 5 years. The Company recognized $0.2 million, $0.1 million, and $0.6 million of stock-based compensation expense for the shares issued to the employees in 2015, 2014, and 2013, respectively. The Company issued 14,110, 34,034, and 37,943 shares in 2015, 2014, and 2013, respectively.

Long-term incentives
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a 3 year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at a minimum of the target level. The amount of the awards are determined at the end of the 3 year vesting and performance period. In January 2016, the Company issued 159,094 shares to employees upon completion of the 2013-2015 performance cycle. In February 2015, the Company issued 122,470 shares to employees upon completion of the 2012-2014 performance cycle. In February 2014, the Company issued 146,700 shares to employees upon completion of the 2011-2013 performance cycle. Information related to the outstanding awards at December 31, 2015 is shown below.

(in thousands, except share and per share data)	2014 - 2016 Cycle	2015 - 2017 Cycle
Shares issuable at target	107,642	126,000
Maximum shares issuable	141,577	157,250
Unrecognized compensation cost	$746	$1,454
Weighted average grant date fair value	$16.84	$19.21

The Company recorded $2.7 million, $1.8 million and $3.2 million of stock-based compensation expense for these awards during 2015, 2014 and 2013, respectively.

401(k) plans
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $1.6 million, $1.4 million and $1.2 million for 2015, 2014, and 2013, respectively.

NOTE 17 - INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$22,916	$9,399	$24,029
State and local	2,798	195	2,890
Total current	25,714	9,594	26,919
Deferred:
Federal	(5,266)	3,908	(9,393)
State and local	(497)	369	(550)
Total deferred	(5,763)	4,277	(9,943)
Total income tax expense	$19,951	$13,871	$16,976

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2015, 2014, and 2013 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013
Income tax expense at statutory rate	$20,440	$14,365	$17,528
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(931)	(857)	(1,128)
State and local income taxes, net	1,414	741	1,314
Bank-owned life insurance, net	(462)	(535)	(484)
Non-deductible expenses	259	290	222
Change in estimated rate for deferred taxes	—	—	336
Tax benefits of LIHTC investments, net	(179)	(158)	(204)
Other, net	(590)	25	(608)
Total income tax expense	$19,951	$13,871	$16,976

The amount of tax credits and other tax benefits from low-income housing tax credit ("LIHTC") investments recognized during the year were $1.1 million during each of the years ended December 31, 2015, 2014, and 2013. The amount recognized as a component of income tax expense per the table above was $0.3 million for the year ended December 31, 2015, and $0.2 million for the years ended December 31, 2014 and 2013. As of December 31, 2015 and 2014, the carrying value of the investments related to low-income housing tax credits was $2.3 million and $3.2 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments. As of December 31, 2015, the Company has future capital commitments of $0.3 million related to low-income housing tax credit investments. The capital commitments are expected to be called between the years 2016 - 2024.

A net deferred income tax asset of $38.5 million and $31.4 million is included in Other assets in the consolidated balance sheets at December 31, 2015 and 2014, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$16,705	$17,463
Basis difference on PCI assets, net	8,806	5,477
Basis difference on Other real estate	328	516
Deferred compensation	4,509	4,854
Goodwill and other intangible assets	6,973	9,001
Accrued compensation	2,222	2,364
Other, net	907	979
Total deferred tax assets	$40,450	$40,654

Deferred tax liabilities:
FDIC loss share receivable, net	$—	$5,542
Unrealized gains on securities available for sale	183	1,091
State tax credits held for sale, net of economic hedge	594	1,051
Core deposit intangibles	1,178	1,595
Total deferred tax liabilities	1,955	9,279
Net deferred tax asset	$38,495	$31,375

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal or state income taxes as of December 31, 2015 or 2014.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in nine states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2012, with the exception of 2011 being an open year by one state taxing authority. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amounts accrued for interest and penalties as of December 31, 2015, 2014, and 2013 were not significant.

As of December 31, 2015, the gross amount of unrecognized tax benefits was $1.4 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.9 million. As of December 31, 2014 and 2013, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.3 million and $0.8 million, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $0.5 million as a result of a lapse of statute of limitations in the next 12 months.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2015	2014	2013
Balance at beginning of year	$1,884	$1,257	$1,148
Additions based on tax positions related to the current year	230	401	233
Additions for tax positions of prior years	46	523	53
Reductions for tax positions of prior years	(437)	—	—
Settlements or lapse of statute of limitations	(364)	(297)	(177)
Balance at end of year	$1,359	$1,884	$1,257

NOTE 18 - COMMITMENTS

The Company issues financial instruments in the normal course of the business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is not more than the contractual amount of these instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2015, there were $0.01 million of unadvanced commitments on impaired loans. Other liabilities include approximately $0.3 million for estimated losses attributable to the unadvanced commitments. At December 31, 2014, there were $0.2 million of unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2015, and December 31, 2014, are as follows:

(in thousands)	December 31, 2015	December 31, 2014
Commitments to extend credit	$1,140,028	$947,424
Standby letters of credit	54,648	50,108

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2015, and December 31, 2014, approximately $93.9 million and $65.9 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 2 years and 3 months at December 31, 2015.

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,008	$—	$99,008
Obligations of states and political subdivisions	—	38,624	3,077	41,701
Residential mortgage-backed securities	—	311,061	—	311,061
Total securities available for sale	$—	$448,693	$3,077	$451,770
State tax credits held for sale	—	—	5,941	5,941
Derivative financial instruments	—	1,155	—	1,155
Total assets	$—	$449,848	$9,018	$458,866

Liabilities
Derivative financial instruments	$—	$1,155	$—	$1,155
Total liabilities	$—	$1,155	$—	$1,155

	December 31, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$91,826	$—	$91,826
Obligations of states and political subdivisions	—	31,822	3,059	34,881
Residential mortgage-backed securities	—	273,439	—	273,439
Total securities available for sale	$—	$397,087	$3,059	$400,146
State tax credits held for sale	—	—	11,689	11,689
Derivative financial instruments	—	909	—	909
Total assets	$—	$397,996	$14,748	$412,744

Liabilities
Derivative financial instruments	$—	$907	$—	$907
Total liabilities	$—	$907	$—	$907

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At December 31, 2015, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
State tax credits held for sale. At December 31, 2015, of the $45.9 million of state tax credits held for sale on the consolidated balance sheet, approximately $5.9 million were carried at fair value. The remaining $39.9 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased since 2010 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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
Economically, the Company equates the state tax credits to a fixed rate loan. After considering various risks, such as credit risk, compliance risk, and recapture risk, management concluded the state tax credits are equivalent to a fixed rate loan priced at Prime minus 75 basis points. When pricing a fixed rate loan, most banks utilize the Prime-based swap curve, which is based on the LIBOR swap curve plus a prime equivalent spread of 265 to 285 basis points depending on market pricing and the maturity of the underlying loan. The Prime-based swap curve is available daily on Bloomberg or other national pricing services. As a result, at December 31, 2015 and 2014, management concluded the spread of 205 basis points to the LIBOR curve should be utilized in the fair value calculation.
At December 31, 2015, the discount rates utilized in our state tax credits fair value calculation ranged from 2.30% to 4.82%. Resulting changes in the fair value of the state tax credits held for sale decreased Gain on state tax credits, net in the consolidated statement of operations by $1.2 million for the year ended December 31, 2015.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the year ended December 31, 2015.

•	Transfers in and/or out of Level 3. There were no transfers in and/or out of Level 3 for the years ending December 31, 2015 and 2014.

	Securities available for sale, at fair value
	Years ended December 31,
(in thousands)	2015	2014
Beginning balance	$3,059	$3,040
Total gains:
Included in other comprehensive income	18	19
Purchases, sales, issuances and settlements:
Purchases	—	—
Transfer in and/or out of Level 3	—	—
Ending balance	$3,077	$3,059

Change in unrealized gains (losses) relating to assets still held at the reporting date	$18	$19

	State tax credits held for sale, at fair value
	Years ended December 31,
(in thousands)	2015	2014
Beginning balance	$11,689	$16,491
Total gains:
Included in earnings	406	558
Purchases, sales, issuances and settlements:
Sales	(6,154)	(5,360)
Ending balance	$5,941	$11,689

Change in unrealized gains (losses) relating to assets still held at the reporting date	$(1,212)	$(868)

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

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2015 and 2014.

	December 31, 2015
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2015
Impaired loans	$2,561	$—	$—	$2,561	$(6,091)
Other real estate	753	—	—	753	(83)
Total	$3,314	$—	$—	$3,314	$(6,174)

	December 31, 2014
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2014
Impaired loans	$6,726	$—	$—	$6,726	$(5,556)
Other real estate	3,788	—	—	3,788	(696)
Total	$10,514	$—	$—	$10,514	$(6,252)

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

Carrying amount and fair value at December 31, 2015 and 2014
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$47,935	$47,935	$42,903	$42,903
Federal funds sold	91	91	35	35
Interest-bearing deposits	47,131	47,131	63,058	63,058
Securities available for sale	451,770	451,770	400,146	400,146
Securities held to maturity	43,714	43,441	45,985	45,795
Other investments, at cost	17,455	17,455	17,037	17,037
Loans held for sale	6,598	6,598	4,033	4,033
Derivative financial instruments	1,155	1,155	909	909
Portfolio loans, net	2,781,879	2,782,704	2,487,424	2,482,700
State tax credits, held for sale	45,850	49,588	38,309	42,970
Accrued interest receivable	8,399	8,399	7,956	7,956

Balance sheet liabilities
Deposits	2,784,591	2,784,654	2,491,510	2,494,624
Subordinated debentures	56,807	35,432	56,807	34,124
Federal Home Loan Bank advances	110,000	109,994	144,000	144,000
Other borrowings	270,326	270,286	239,883	239,950
Derivative financial instruments	1,155	1,155	907	907
Accrued interest payable	629	629	843	843

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the consolidated balance sheets at fair value at December 31, 2015, and December 31, 2014.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$43,441	$—	$43,441
Portfolio loans, net	—	—	2,782,704	2,782,704
State tax credits, held for sale	—	—	43,647	43,647
Financial Liabilities:
Deposits	2,428,403	—	356,251	2,784,654
Subordinated debentures	—	35,432	—	35,432
Federal Home Loan Bank advances	—	109,994	—	109,994
Other borrowings	—	270,286	—	270,286

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2014
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$45,795	$—	$45,795
Portfolio loans, net	—	—	2,482,700	2,482,700
State tax credits, held for sale	—	—	31,281	31,281
Financial Liabilities:
Deposits	1,986,158	—	508,466	2,494,624
Subordinated debentures	—	34,124	—	34,124
Federal Home Loan Bank advances	—	144,000	—	144,000
Other borrowings	—	239,950	—	239,950

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

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2015	2014
Assets
Cash	$12,032	$14,532
Investment in Enterprise Bank & Trust	374,092	344,995
Investment in Enterprise Financial CDE, LLC	1,510	772
Other assets	20,357	19,223
Total assets	$407,991	$379,522

Liabilities and Shareholders' Equity
Subordinated debentures	$56,807	$56,807
Notes payable	—	5,700
Accounts payable and other liabilities	355	774
Shareholders' equity	350,829	316,241
Total liabilities and shareholders' equity	$407,991	$379,522

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2015	2014	2013
Income:
Dividends from subsidiaries	$10,000	$10,000	$10,000
Other	249	225	256
Total income	10,249	10,225	10,256

Expenses:
Interest expense-subordinated debentures	1,248	1,322	2,884
Interest expense-notes payable	144	193	396
Other expenses	3,823	4,402	5,142
Total expenses	5,215	5,917	8,422

Income before taxes and equity in undistributed earnings of subsidiaries	5,034	4,308	1,834

Income tax benefit	2,118	2,305	3,394

Net income before equity in undistributed earnings of subsidiaries	7,152	6,613	5,228

Equity in undistributed earnings of subsidiaries	31,298	20,560	27,876
Net income and comprehensive income	$38,450	$27,173	$33,104

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$38,450	$27,173	$33,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	3,601	2,950	5,049
Net income of subsidiaries	(41,298)	(30,560)	(37,876)
Dividends from subsidiaries	10,000	10,000	10,000
Excess tax expense of share-based compensation	(449)	(205)	(222)
Other, net	848	704	2,004
Net cash provided by operating activities	11,152	10,062	12,059

Cash flows from investing activities:
Purchases of other investments	(2,832)	(2,224)	(761)
Proceeds from distributions on other investments	880	176	243
Net cash used by investing activities	(1,952)	(2,048)	(518)

Cash flows from financing activities:
Repayments of notes payable	(5,700)	(4,800)	(1,200)
Cash dividends paid	(5,259)	(4,177)	(3,947)
Excess tax benefit of share-based compensation	449	205	222
Issuance of common stock	2	2	13
Common stock repurchased	—	—	(1,006)
Proceeds from the issuance of equity instruments, net	(1,192)	(681)	2,266
Net cash used by financing activities	(11,700)	(9,451)	(3,652)

Net increase (decrease) in cash and cash equivalents	(2,500)	(1,437)	7,889
Cash and cash equivalents, beginning of year	14,532	15,969	8,080
Cash and cash equivalents, end of year	$12,032	$14,532	$15,969

NOTE 21 - QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

	2015
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$35,096	$33,180	$32,352	$32,151
Interest expense	3,017	3,174	3,072	3,106
Net interest income	32,079	30,006	29,280	29,045
Provision for portfolio loan losses	543	599	2,150	1,580
Provision (provision reversal) for PCI loan losses	(917)	(227)	—	(3,270)
Net interest income after provision for loan losses	32,453	29,634	27,130	30,735
Noninterest income	6,557	4,729	5,806	3,583
Noninterest expense	22,886	19,932	19,458	19,950
Income before income tax expense	16,124	14,431	13,478	14,368
Income tax expense	5,445	4,722	4,762	5,022
Net income	$10,679	$9,709	$8,716	$9,346

Earnings per common share:
Basic	$0.53	$0.49	$0.44	$0.47
Diluted	0.52	0.48	0.43	0.46

	2014
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$34,385	$31,036	$32,309	$34,024
Interest expense	3,569	3,592	3,567	3,658
Net interest income	30,816	27,444	28,742	30,366
Provision for portfolio loan losses	1,968	66	1,348	1,027
Provision (provision reversal) for PCI loan losses	126	(1,877)	(470)	3,304
Net interest income after provision for loan losses	28,722	29,255	27,864	26,035
Noninterest income	4,852	4,452	3,405	3,922
Noninterest expense	24,795	21,121	20,445	21,102
Income before income tax expense	8,779	12,586	10,824	8,855
Income tax expense	2,812	4,388	3,664	3,007
Net income	$5,967	$8,198	$7,160	$5,848

Earnings per common share:
Basic	$0.30	$0.41	$0.36	$0.30
Diluted	0.30	0.41	0.36	0.30

NOTE 22 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2014-09, "Revenue from Contracts with Customers" In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance to annual reporting periods beginning after December 15, 2017 for public companies, and permits early adoption on a limited basis. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements, nor decided upon the method of adoption.
FASB ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The objective of ASU 2014-11 is to amend the accounting for certain secured financing transactions, and requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized asset is retained through a separate agreement with the counterparty. In addition, the guidance requires enhanced disclosures with respect to the types and quality of financial assets pledged in secured financing transactions. The guidance became effective in the first quarter of 2015, except for the disclosures regarding the types and quality of financial assets pledged, which became effective in the second quarter of 2015. The adoption of this guidance did not have a material impact on the Company's consolidated balance sheets or statements of operations.

FASB ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This standard became effective in the first quarter of 2016. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company's consolidated balance sheets or statements of operations.

FASB ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): FASB Accounting Standards Codification-Simplifying the Presentation of Debt Issuance Costs" In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): FASB Accounting Standards Codification-Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The objective is to reduce cost and complexity in accounting standards while maintaining the usefulness of information being provided to users of financial statements. The guidance became effective in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis upon adoption. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance will not have a material impact on the Company's consolidated balance sheets.

FASB ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value through earnings, and eliminates the available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities where the fair value option has been elected, changes in fair value due to instrument-specific credit risk must be recognized in other comprehensive income. When measuring the fair value of financial instruments at amortized cost, the exit price must be used for disclosure purposes. The ASU also requires that financial assets and liabilities be presented separately in the notes to the financial statements. This ASU becomes effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements, nor decided upon the method of adoption.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2015.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2015, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Item 1.01. Entry Into a Material Definitive Agreement.
On February 24, 2016, the Company entered into a credit agreement (the “Agreement”) with U.S. Bank National Association (“U.S. Bank”) pursuant to which U.S. Bank committed, subject to the terms and conditions set forth in the Agreement, to make a revolving loan facility available to the Company in the maximum principal amount of $20.0 million (the “Loan”), which matures on February 23, 2017 (the “Termination Date”).  The proceeds of the Loan will be used for general corporate purposes.

The Loan has an annual interest rate of 2.25% plus the one-month LIBOR rate.  The Loan also bears a non-usage fee calculated based on the average daily principal balance of the Loan outstanding during the prior fiscal quarter.

The Agreement contains customary representations, warranties, covenants and events of default, including without limitation, financial covenants requiring that the Company, or its Bank subsidiary, as applicable, maintain: (1) a ratio of Loan Loss Reserves to Non-Performing Loans of not less than 80%; (2) a ratio of Non-Performing Assets to Tangible Primary Capital not to exceed 18%; (3) such capital as may be necessary to be classified as a “well capitalized” institution under regulatory guidelines; (4) a Total Risk-Based Capital Ratio equal to or greater than 11.25% and 10.5% for the Company and Enterprise Bank, respectively; and (5) a Debt Service Coverage Ratio of not less than 1.35 to 1.  At any time after the occurrence of an event of default under the Agreement, U.S. Bank may, among other options, terminate its commitment to make loans to the Company and declare any amounts outstanding under the Agreement immediately due and payable.

The foregoing summary of the Agreement is only a brief description of the terms and conditions, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by the complete terms of the Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The information included above in Item 1.01 of this Form 10-K, Item 9B is incorporated into this Item 2.03 by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company's Proxy Statement for its annual meeting to be held on Thursday, May 5, 2016.
ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company's Proxy Statement for its annual meeting to be held on Thursday, May 5, 2016.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company's Proxy Statement for its annual meeting to be held on Thursday, May 5, 2016.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company's Proxy Statement for its annual meeting to be held on Thursday, May 5, 2016.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company's Proxy Statement for its annual meeting to be held on Thursday, May 5, 2016.

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

3.7	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2014).

3.8	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on June 12, 2015).

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

10.1.3*
Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 30, 2008), amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on December 23, 2008), amended by that Second Amendment of Executive Employment Agreement dated as of March 25, 2013 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 26, 2013), amended by that Third Amendment of Executive Employment Agreement dated as of February 4, 2014 (incorporated herein by reference to Exhibit 10.1.3 to the Registrant's Annual Report on Form 10-K filed on March 17, 2014) and amended by that Amendment to Executive Employment Agreement dated as of October 29, 2015 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant's Quarterly Report on Form 10-Q filed on September 30, 2015).

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

10.1.7*
Executive Employment Agreement dated September 13, 2013 by and between Registrant and Keene S. Turner (incorporated by reference herein to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2013), amended by that First Amendment of Executive Employment Agreement dated as of February 27, 2015 (incorporated herein by reference to Exhibit 10.1.7 to the Registrant's Annual Report on Form 10-K filed on February 27, 2015), and amended by that Second Amendment to Executive Employment Agreement dated as of October 29, 2015 (incorporated by reference to Exhibit 10.1.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2015).

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

10.1.22*
Form of Enterprise Financial Services Corp LTIP Grant Agreement pursuant to 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.2	Revolving Credit Agreement dated February 24, 2016 between US Bank National Association and Registrant

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

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

(b) The exhibits not incorporated by reference herein are filed herewith.

(c) The financial statement schedules are either included in the Notes to Consolidated Financial Statements or omitted if inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on February 26, 2016.

Signatures	Title
/s/ Peter F. Benoist	President and Chief Executive Officer and Director (Principal Executive Officer)
Peter F. Benoist

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Mark G. Ponder	Senior Vice President and Controller (Principal Accounting Officer)
Mark G. Ponder

/s/ James J. Murphy, Jr.*
James J. Murphy, Jr.	Chairman of the Board of Directors

/s/ John Q. Arnold*
John Q. Arnold	Director

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ William H. Downey*
William H. Downey	Director

/s/ John S. Eulich*
John S. Eulich	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Birch M. Mullins*
Birch M. Mullins	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

*Signed by Power of Attorney.