Form 10-Q
period 2016-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2016-04-29
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2016.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of April 25, 2016, the Registrant had 20,021,499 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$56,251	$47,935
Federal funds sold	193	91
Interest-bearing deposits (including $1,870 and $1,320 pledged as collateral)	49,789	46,131
Total cash and cash equivalents	106,233	94,157
Interest-bearing deposits greater than 90 days	1,000	1,000
Securities available for sale	461,832	451,770
Securities held to maturity	43,257	43,714
Loans held for sale	6,409	6,598
Portfolio loans	2,832,616	2,750,737
Less: Allowance for loan losses	34,373	33,441
Portfolio loans, net	2,798,243	2,717,296
Purchased credit impaired loans, net of the allowance for loan losses ($9,569 and $10,175, respectively)	53,908	64,583
Total loans, net	2,852,151	2,781,879
Other real estate	9,880	8,366
Other investments, at cost	19,231	17,455
Fixed assets, net	14,812	14,842
Accrued interest receivable	8,797	8,399
State tax credits held for sale, including $4,733 and $5,941 carried at fair value, respectively	45,305	45,850
Goodwill	30,334	30,334
Intangible assets, net	2,832	3,075
Other assets	107,832	101,044
Total assets	$3,709,905	$3,608,483

Liabilities and Shareholders' Equity
Demand deposits	$719,652	$717,460
Interest-bearing transaction accounts	589,635	564,420
Money market accounts	1,061,407	1,053,662
Savings	100,203	92,861
Certificates of deposit:
Brokered	157,939	39,573
Other	302,910	316,615
Total deposits	2,931,746	2,784,591
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	130,500	110,000
Other borrowings	193,788	270,326
Accrued interest payable	542	629
Other liabilities	37,138	35,301
Total liabilities	3,350,521	3,257,654

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,229,129 and 20,093,119 shares issued, respectively	202	201
Treasury stock, at cost; 236,100 and 76,000 shares, respectively	(5,954)	(1,743)
Additional paid in capital	210,420	210,589
Retained earnings	150,787	141,564
Accumulated other comprehensive income	3,929	218
Total shareholders' equity	359,384	350,829
Total liabilities and shareholders' equity	$3,709,905	$3,608,483
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2016	2015
Interest income:
Interest and fees on loans	$32,608	$29,608
Interest on debt securities:
Taxable	2,387	2,141
Nontaxable	332	297
Interest on interest-bearing deposits	61	47
Dividends on equity securities	72	58
Total interest income	35,460	32,151
Interest expense:
Interest-bearing transaction accounts	306	277
Money market accounts	1,006	642
Savings accounts	60	50
Certificates of deposit	1,019	1,591
Subordinated debentures	348	302
Federal Home Loan Bank advances	182	49
Notes payable and other borrowings	111	195
Total interest expense	3,032	3,106
Net interest income	32,428	29,045
Provision for portfolio loan losses	833	1,580
Provision reversal for purchased credit impaired loan losses	(73)	(3,270)
Net interest income after provision for loan losses	31,668	30,735
Noninterest income:
Service charges on deposit accounts	2,043	1,856
Wealth management revenue	1,662	1,740
Other service charges and fee income	868	753
Gain on state tax credits, net	518	674
Gain on sale of other real estate	122	20
Gain on sale of investment securities	—	23
Change in FDIC loss share receivable	—	(2,264)
Miscellaneous income	792	781
Total noninterest income	6,005	3,583
Noninterest expense:
Employee compensation and benefits	12,647	11,513
Occupancy	1,683	1,694
Data processing	1,104	1,030
FDIC and other insurance	723	726
Professional fees	684	972
Loan legal and other real estate expense	357	278
FDIC clawback	—	412
Other	3,564	3,325
Total noninterest expense	20,762	19,950

Income before income tax expense	16,911	14,368
Income tax expense	5,886	5,022
Net income	$11,025	$9,346

Earnings per common share
Basic	$0.55	$0.47
Diluted	0.54	0.46
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Net income	$11,025	$9,346
Other comprehensive income, net of tax:
Unrealized gains on investment securities arising during the period, net of income tax expense for three months of $2,304 and $1,045, respectively	3,711	1,712
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $0, and $9, respectively	—	(14)
Total other comprehensive income	3,711	1,698
Total comprehensive income	$14,736	$11,044

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance January 1, 2016	$—	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	—	—	—	—	11,025	—	11,025
Other comprehensive income	—	—	—	—	—	3,711	3,711
Cash dividends paid on common shares, $0.09 per share	—	—	—	—	(1,802)	—	(1,802)
Repurchase of common shares	—	—	(4,211)	—	—	—	(4,211)
Issuance under equity compensation plans, 136,010 shares, net	—	1	—	(1,746)	—	—	(1,745)
Share-based compensation	—	—	—	794	—	—	794
Excess tax benefit related to equity compensation plans	—	—	—	783	—	—	783
Balance March 31, 2016	$—	$202	$(5,954)	$210,420	$150,787	$3,929	$359,384

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance January 1, 2015	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	—	9,346	—	9,346
Other comprehensive income	—	—	—	—	—	1,698	1,698
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(1,051)	—	(1,051)
Issuance under equity compensation plans, 97,936 shares, net	—	1	—	(1,047)	—	—	(1,046)
Share-based compensation	—	—	—	768	—	—	768
Excess tax benefit related to equity compensation plans	—	—	—	153	—	—	153
Balance March 31, 2015	$—	$200	$(1,743)	$207,605	$116,668	$3,379	$326,109

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$11,025	$9,346
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	535	489
Provision for loan losses	760	(1,690)
Deferred income taxes	1,343	(152)
Net amortization of debt securities	721	851
Amortization of intangible assets	243	284
Gain on sale of investment securities	—	(23)
Mortgage loans originated for sale	(29,287)	(31,603)
Proceeds from mortgage loans sold	29,606	27,767
Gain on sale of other real estate	(122)	(20)
Gain on state tax credits, net	(518)	(674)
Excess tax benefit of share-based compensation	(783)	(153)
Share-based compensation	794	768
Valuation adjustment on other real estate	1	41
Net accretion of loan discount and indemnification asset	(2,249)	(1,390)
Changes in:
Accrued interest receivable	(398)	(104)
Accrued interest payable	(87)	2
Other assets	(9,303)	(1,666)
Other liabilities	1,837	(3,681)
Net cash provided (used) by operating activities	4,118	(1,608)
Cash flows from investing activities:
Net decrease (increase) in loans	(71,324)	3,443
Net cash proceeds received from FDIC loss share receivable	—	1,395
Proceeds from the sale of securities, available for sale	—	41,069
Proceeds from the paydown or maturity of securities, available for sale	12,894	10,715
Proceeds from the paydown or maturity of securities, held to maturity	431	515
Proceeds from the redemption of other investments	17,653	19,593
Proceeds from the sale of state tax credits held for sale	3,412	4,066
Proceeds from the sale of other real estate	671	2,896
Payments for the purchase/origination of:
Available for sale debt and equity securities	(17,637)	(59,869)
Other investments	(19,430)	(9,975)
State tax credits held for sale	(2,349)	(3,112)
Fixed assets	(505)	(648)
Net cash provided (used) in investing activities	(76,184)	10,088
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	2,192	38,066
Net increase in interest-bearing deposit accounts	144,963	145,054
Proceeds from Federal Home Loan Bank advances	509,000	302,000
Repayments of Federal Home Loan Bank advances	(488,500)	(440,000)
Net decrease in other borrowings	(76,538)	(53,019)
Cash dividends paid on common stock	(1,802)	(1,051)
Excess tax benefit of share-based compensation	783	153
Payments for the repurchase of common stock	(4,211)	—
Issuance of common stock, net	(1,745)	(1,046)
Net cash provided (used) by financing activities	84,142	(9,843)
Net increase (decrease) in cash and cash equivalents	12,076	(1,363)
Cash and cash equivalents, beginning of period	94,157	100,696
Cash and cash equivalents, end of period	$106,233	$99,333
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,119	$3,105
Income taxes	14,084	3,500
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$2,683	$890
Sales of other real estate financed	140	—

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In 2016 the Company changed its presentation of certificates of deposit on the Condensed Consolidated Balance Sheets to separate brokered deposit sources from other sources.  The corresponding prior period balances were reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and restricted stock awards where recipients have satisfied the vesting terms. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2016	2015
Net income as reported	$11,025	$9,346

Weighted average common shares outstanding	20,004	19,934
Additional dilutive common stock equivalents	229	223
Weighted average diluted common shares outstanding	20,233	20,157

Basic earnings per common share:	$0.55	$0.47
Diluted earnings per common share:	$0.54	$0.46

For the three months ended March 31, 2016 and 2015, the amount of common stock equivalents excluded from the earnings per share calculations because their effect was anti-dilutive was zero, and 0.3 million common stock equivalents, respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	March 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$98,382	$1,413	$—	$99,795
Obligations of states and political subdivisions	39,437	1,404	(322)	40,519
Agency mortgage-backed securities	317,146	4,821	(449)	321,518
Total securities available for sale	$454,965	$7,638	$(771)	$461,832
Held to maturity securities:
Obligations of states and political subdivisions	$14,813	$168	$(24)	$14,957
Agency mortgage-backed securities	28,444	452	—	28,896
Total securities held to maturity	$43,257	$620	$(24)	$43,853

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$98,699	$309	$—	$99,008
Obligations of states and political subdivisions	40,700	1,343	(342)	41,701
Agency mortgage-backed securities	311,516	2,046	(2,501)	311,061
Total securities available for sale	$450,915	$3,698	$(2,843)	$451,770
Held to maturity securities:
Obligations of states and political subdivisions	$14,831	$63	$(50)	$14,844
Agency mortgage-backed securities	28,883	—	(286)	28,597
Total securities held to maturity	$43,714	$63	$(336)	$43,441

At March 31, 2016, and December 31, 2015, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $271.1 million and $334.4 million at March 31, 2016, and December 31, 2015, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,884	$28,031	$—	$—
Due after one year through five years	96,110	98,303	5,233	5,279
Due after five years through ten years	10,291	10,710	9,580	9,678
Due after ten years	3,534	3,270	—	—
Agency mortgage-backed securities	317,146	321,518	28,444	28,896
	$454,965	$461,832	$43,257	$43,853

The following table represents a summary of investment securities that had an unrealized loss:

	March 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$3,302	$14	$3,680	$332	$6,982	$346
Agency mortgage-backed securities	335	—	51,133	449	51,468	449
	$3,637	$14	$54,813	$781	$58,450	$795

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$2,199	$12	$9,395	$380	$11,594	$392
Agency mortgage-backed securities	189,229	2,050	21,020	737	210,249	2,787
	$191,428	$2,062	$30,415	$1,117	$221,843	$3,179

The unrealized losses at both March 31, 2016, and December 31, 2015, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2016, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Gross gains realized	$—	$63
Gross losses realized	—	(40)
Proceeds from sales	—	41,069

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Commercial and industrial	$1,544,980	$1,484,327
Real estate:
Commercial - investor owned	439,355	428,064
Commercial - owner occupied	334,180	342,959
Construction and land development	175,324	161,061
Residential	202,255	196,498
Total real estate loans	1,151,114	1,128,582
Consumer and other	136,358	137,537
Portfolio loans	2,832,452	2,750,446
Unearned loan fees, net	164	291
Portfolio loans, including unearned loan fees	$2,832,616	$2,750,737

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through March 31, 2016, and at December 31, 2015, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2015	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Provision (provision reversal) charged to expense	1,120	(116)	80	(65)	11	(197)	833
Losses charged off	(68)	—	—	—	—	(5)	(73)
Recoveries	53	7	68	6	34	4	172
Balance at March 31, 2016	$23,161	$3,375	$3,117	$1,645	$1,841	$1,234	$34,373

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance March 31, 2016
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,042	$—	$28	$298	$4	$—	$2,372
Collectively evaluated for impairment	21,119	3,375	3,089	1,347	1,837	1,234	32,001
Total	$23,161	$3,375	$3,117	$1,645	$1,841	$1,234	$34,373
Loans - Ending balance:
Individually evaluated for impairment	$5,209	$894	$1,820	$2,652	$679	$—	$11,254
Collectively evaluated for impairment	1,539,771	438,461	332,360	172,672	201,576	136,522	2,821,362
Total	$1,544,980	$439,355	$334,180	$175,324	$202,255	$136,522	$2,832,616

Balance December 31, 2015
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$1,953	$—	$6	$369	$7	$—	$2,335
Collectively evaluated for impairment	20,103	3,484	2,963	1,335	1,789	1,432	31,106
Total	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Loans - Ending balance:
Individually evaluated for impairment	$4,514	$921	$1,962	$2,800	$681	$—	$10,878
Collectively evaluated for impairment	1,479,813	427,143	340,997	158,261	195,817	137,828	2,739,859
Total	$1,484,327	$428,064	$342,959	$161,061	$196,498	$137,828	$2,750,737

A summary of Portfolio loans individually evaluated for impairment by category at March 31, 2016 and December 31, 2015, is as follows:

	March 31, 2016
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$6,683	$1,362	$4,444	$5,806	$2,042	$7,182
Real estate loans:
Commercial - investor owned	896	648	248	896	—	908
Commercial - owner occupied	86	86	—	86	28	79
Construction and land development	4,259	2,975	379	3,354	298	2,747
Residential	709	644	65	709	4	680
Consumer and other	—	—	—	—	—	—
Total	$12,633	$5,715	$5,136	$10,851	$2,372	$11,596

	December 31, 2015
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$5,554	$509	$4,204	$4,713	$1,953	$6,970
Real estate loans:
Commercial - investor owned	927	927	—	927	—	970
Commercial - owner occupied	329	85	113	198	6	301
Construction and land development	4,349	2,914	530	3,444	369	3,001
Residential	705	637	68	705	7	682
Consumer and other	—	—	—	—	—	—
Total	$11,864	$5,072	$4,915	$9,987	$2,335	$11,924

The following table presents details for past due and impaired loans:

	Three months ended March 31,
(in thousands)	2016	2015
Total interest income that would have been recognized under original terms	$148	$315
Total cash received and recognized as interest income on non-accrual loans	6	27
Total interest income recognized on impaired loans	6	13

There were no loans over 90 days past due and still accruing interest at March 31, 2016 or December 31, 2015. At March 31, 2016, there were no unadvanced commitments on impaired loans.

The recorded investment in impaired Portfolio loans by category at March 31, 2016 and December 31, 2015, is as follows:

	March 31, 2016
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$5,516	$290	$—	$5,806
Real estate:
Commercial - investor owned	896	—	—	896
Commercial - owner occupied	86	—	—	86
Construction and land development	3,354	—	—	3,354
Residential	709	—	—	709
Consumer and other	—	—	—	—
Total	$10,561	$290	$—	$10,851

	December 31, 2015
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$4,406	$307	$—	$4,713
Real estate:
Commercial - investor owned	927	—	—	927
Commercial - owner occupied	198	—	—	198
Construction and land development	3,444	—	—	3,444
Residential	705	—	—	705
Consumer and other	—	—	—	—
Total	$9,680	$307	$—	$9,987

The Company restructured two Portfolio loans with a recorded balance of $0.3 million during the three months ended March 31, 2016, and none during the three months ended March 31, 2015. The restructured loans primarily resulted from interest rate concessions and changing the terms of the loans. As of March 31, 2016, the Company had $0.2 million specific reserves allocated to loans that have been restructured. There were no Portfolio loans restructured that subsequently defaulted during the three months ended March 31, 2016 or 2015.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at March 31, 2016 and December 31, 2015 is shown below.

	March 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$865	$716	$1,581	$1,543,399	$1,544,980
Real estate:
Commercial - investor owned	3,990	—	3,990	435,365	439,355
Commercial - owner occupied	—	79	79	334,101	334,180
Construction and land development	—	2,273	2,273	173,051	175,324
Residential	161	614	775	201,480	202,255
Consumer and other	15	—	15	136,507	136,522
Total	$5,031	$3,682	$8,713	$2,823,903	$2,832,616

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$505	$888	$1,393	$1,482,934	$1,484,327
Real estate:
Commercial - investor owned	464	—	464	427,600	428,064
Commercial - owner occupied	94	184	278	342,681	342,959
Construction and land development	384	2,273	2,657	158,404	161,061
Residential	70	681	751	195,747	196,498
Consumer and other	20	—	20	137,808	137,828
Total	$1,537	$4,026	$5,563	$2,745,174	$2,750,737

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, payment experience, credit documentation, and current economic factors among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at March 31, 2016, which is based upon the most recent analysis performed, and December 31, 2015 is as follows:

	March 31, 2016
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,403,863	$99,432	$41,685	$—	$1,544,980
Real estate:
Commercial - investor owned	418,870	15,748	4,737	—	439,355
Commercial - owner occupied	301,626	28,748	3,806	—	334,180
Construction and land development	164,813	6,402	4,109	—	175,324
Residential	193,681	5,569	3,005	—	202,255
Consumer and other	129,833	717	5,972	—	136,522
Total	$2,612,686	$156,616	$63,314	$—	$2,832,616

	December 31, 2015
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,356,864	$90,370	$37,093	$—	$1,484,327
Real estate:
Commercial - investor owned	403,820	18,868	5,376	—	428,064
Commercial - owner occupied	314,791	24,727	3,441	—	342,959
Construction and land development	146,601	10,114	4,346	—	161,061
Residential	188,269	5,138	3,091	—	196,498
Consumer and other	131,060	721	6,047	—	137,828
Total	$2,541,405	$149,938	$59,394	$—	$2,750,737

NOTE 5 - PURCHASED CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.63	$3,768	6.70	$3,863
Real estate:
Commercial - investor owned	7.07	20,449	6.98	25,272
Commercial - owner occupied	6.12	15,880	6.30	19,414
Construction and land development	6.10	6,149	6.28	6,838
Residential	5.45	17,032	5.44	19,287
Total real estate loans		59,510		70,811
Consumer and other	5.89	199	1.89	84
Purchased credit impaired loans		$63,477		$74,758
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at March 31, 2016 and December 31, 2015 is shown below:

	March 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,768	$3,768
Real estate:
Commercial - investor owned	1,453	1,102	2,555	17,894	20,449
Commercial - owner occupied	—	—	—	15,880	15,880
Construction and land development	—	—	—	6,149	6,149
Residential	479	28	507	16,525	17,032
Consumer and other	—	—	—	199	199
Total	$1,932	$1,130	$3,062	$60,415	$63,477

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,863	$3,863
Real estate:
Commercial - investor owned	2,342	3,661	6,003	19,269	25,272
Commercial - owner occupied	731	—	731	18,683	19,414
Construction and land development	—	—	—	6,838	6,838
Residential	1,594	130	1,724	17,563	19,287
Consumer and other	4	—	4	80	84
Total	$4,671	$3,791	$8,462	$66,296	$74,758

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the three months ended March 31, 2016 and 2015.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2016	$116,689	$26,765	$25,341	$64,583
Principal reductions and interest payments	(5,965)	—	—	(5,965)
Accretion of loan discount	—	—	(1,845)	1,845
Changes in contractual and expected cash flows due to remeasurement	4,012	2,375	(1,032)	2,669
Reductions due to disposals	(12,869)	(2,127)	(1,518)	(9,224)
Balance March 31, 2016	$101,867	$27,013	$20,946	$53,908

Balance January 1, 2015	$178,145	$65,719	$28,733	$83,693
Principal reductions and interest payments	(6,148)	—	—	(6,148)
Accretion of loan discount	—	—	(3,088)	3,088
Changes in contractual and expected cash flows due to remeasurement	(12,159)	(26,187)	8,517	5,511
Reductions due to disposals	(5,623)	(1,709)	(933)	(2,981)
Balance March 31, 2015	$154,215	$37,823	$33,229	$83,163

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $85.1 million and $98.6 million as of March 31, 2016, and December 31, 2015, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2016, there were no unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2016, and December 31, 2015, are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit	$997,131	$1,140,028
Standby letters of credit	71,526	54,648

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2016, and December 31, 2015, approximately $98 million and $94 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include $0.3 million for estimated losses attributable to the unadvanced commitments at March 31, 2016 and December 31, 2015.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 2 years 11 months at March 31, 2016.

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

Risk Management Instruments. The Company enters into interest rate caps in order to economically hedge changes in fair value of State tax credits held for sale. See Note 8 – Fair Value Measurements for further discussion on the fair value of state tax credits. The notional amount of the derivative instruments used to manage risk was $3.5 million at March 31, 2016 and December 31, 2015.

Client-Related Derivative Instruments. The Company enters into interest rate swaps to allow customers to hedge changes in fair value of certain loans while maintaining a variable rate loan on its own books. The Company also enters into foreign exchange forward contracts with clients, and enters into offsetting foreign exchange forward contracts with established financial institution counterparties. The table below summarizes the notional amounts and fair values of the client-related derivative instruments:

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Non-designated hedging instruments
Interest rate swap contracts	$150,028	$153,630	$2,012	$1,155	$2,012	$1,155
Foreign exchange forward contracts	6,976	—	6,976	—	6,976	—

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three months ended March 31, 2016 and 2015, the gains and losses offset each other due to the Company's hedging of the client swaps with other bank counterparties.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,795	$—	$99,795
Obligations of states and political subdivisions	—	37,434	3,085	40,519
Residential mortgage-backed securities	—	321,518	—	321,518
Total securities available for sale	$—	$458,747	$3,085	$461,832
State tax credits held for sale	—	—	4,733	4,733
Derivative financial instruments	—	8,988	—	8,988
Total assets	$—	$467,735	$7,818	$475,553

Liabilities
Derivative financial instruments	$—	$8,988	$—	$8,988
Total liabilities	$—	$8,988	$—	$8,988

	December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,008	$—	$99,008
Obligations of states and political subdivisions	—	38,624	3,077	41,701
Residential mortgage-backed securities	—	311,061	—	311,061
Total securities available for sale	$—	$448,693	$3,077	$451,770
State tax credits held for sale	—	—	5,941	5,941
Derivative financial instruments	—	1,155	—	1,155
Total assets	$—	$449,848	$9,018	$458,866

Liabilities
Derivative financial instruments	$—	$1,155	$—	$1,155
Total liabilities	$—	$1,155	$—	$1,155

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At March 31, 2016, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
State tax credits held for sale. At March 31, 2016, of the $45.3 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $4.7 million were carried at fair value. The remaining $40.6 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of March 31, 2016 and 2015.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarter ended March 31, 2016 or 2015.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarter ended March 31, 2016 and 2015.

	Securities available for sale, at fair value
	Three months ended March 31,
(in thousands)	2016	2015
Beginning balance	$3,077	$3,059
Total gains:
Included in other comprehensive income	8	12
Purchases, sales, issuances and settlements:
Purchases	—	—
Ending balance	$3,085	$3,071

Change in unrealized gains relating to assets still held at the reporting date	$8	$12

	State tax credits held for sale
	Three months ended March 31,
(in thousands)	2016	2015
Beginning balance	$5,941	$3,059
Total gains:
Included in earnings	76	12
Purchases, sales, issuances and settlements:
Sales	(1,284)	—
Ending balance	$4,733	$3,071

Change in unrealized gains (losses) relating to assets still held at the reporting date	$(305)	$12

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2016.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for the three months ended March 31, 2016
Impaired loans	$108	$—	$—	$108	$(74)
Other real estate	49	—	—	49	(1)
Total	$157	$—	$—	$157	$(75)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$56,251	$56,251	$47,935	$47,935
Federal funds sold	193	193	91	91
Interest-bearing deposits	50,789	50,789	47,131	47,131
Securities available for sale	461,832	461,832	451,770	451,770
Securities held to maturity	43,257	43,853	43,714	43,441
Other investments, at cost	19,231	19,231	17,455	17,455
Loans held for sale	6,409	6,409	6,598	6,598
Derivative financial instruments	8,988	8,988	1,155	1,155
Portfolio loans, net	2,852,151	2,855,923	2,781,879	2,782,704
State tax credits, held for sale	45,305	49,180	45,850	49,588
Accrued interest receivable	8,797	8,797	8,399	8,399

Balance sheet liabilities
Deposits	2,931,746	2,933,105	2,784,591	2,784,654
Subordinated debentures	56,807	35,599	56,807	35,432
Federal Home Loan Bank advances	130,500	130,496	110,000	109,994
Other borrowings	193,788	193,761	270,326	270,286
Derivative financial instruments	8,988	8,988	1,155	1,155
Accrued interest payable	542	542	629	629

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at March 31, 2016, and December 31, 2015.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at March 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$43,853	$—	$43,853
Portfolio loans, net	—	—	2,855,923	2,855,923
State tax credits, held for sale	—	—	44,447	44,447
Financial Liabilities:
Deposits	2,470,897	—	462,208	2,933,105
Subordinated debentures	—	35,599	—	35,599
Federal Home Loan Bank advances	—	130,496	—	130,496
Other borrowings	—	193,761	—	193,761

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$43,441	$—	$43,441
Portfolio loans, net	—	—	2,782,704	2,782,704
State tax credits, held for sale	—	—	43,647	43,647
Financial Liabilities:
Deposits	2,428,403	—	356,251	2,784,654
Subordinated debentures	—	35,432	—	35,432
Federal Home Loan Bank advances	—	109,994	—	109,994
Other borrowings	—	270,286	—	270,286

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
FASB ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value through earnings, and eliminates the available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities where the fair value option has been elected, changes in fair value due to instrument-specific credit risk must be recognized in other comprehensive income. When measuring the fair value of financial instruments at amortized cost, the exit price must be used for disclosure purposes. The ASU also requires that financial assets and liabilities be presented separately in the notes to the financial statements. This ASU becomes effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

FASB ASU 2016-02 "Leases (Topic 842)" In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" which requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance becomes effective for periods beginning after December 15, 2018. Early adoption will be permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated balance sheets.

FASB ASU 2016-09 "Compensation-Stock Compensation (Topic 718)" In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)" which impacts accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized in the income statement as income tax expense (or benefit.) The tax effects of exercised or vested awards must be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits will be classified with other income tax cash flows as an operating activity, and cash paid by an employer when withholding shares for tax liabilities should be classified as a financing activity. The guidance becomes effective for annual periods beginning after December 15, 2017, and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2016 compared to the financial condition as of December 31, 2015. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2016, compared to the same periods in 2015. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2015.

Executive Summary

Below are highlights of our financial performance for the quarter ended March 31, 2016, as compared to the linked quarter ended December 31, 2015, and prior year quarter ended March 31, 2015.

(in thousands, except per share data)	For the Three Months ended and At
	March 31, 2016	December 31, 2015	March 31, 2015
EARNINGS
Total interest income	$35,460	$35,096	$32,151
Total interest expense	3,032	3,017	3,106
Net interest income	32,428	32,079	29,045
Provision for portfolio loans	833	543	1,580
Provision reversal for purchased credit impaired loans	(73)	(917)	(3,270)
Net interest income after provision for loan losses	31,668	32,453	30,735
Total noninterest income	6,005	6,557	3,583
Total noninterest expense	20,762	22,886	19,950
Income before income tax expense	16,911	16,124	14,368
Income tax expense	5,886	5,445	5,022
Net income	$11,025	$10,679	$9,346

Basic earnings per share	$0.55	$0.53	$0.47
Diluted earnings per share	0.54	0.52	0.46

Return on average assets	1.22%	1.20%	1.16%
Return on average common equity	12.46%	12.14%	11.78%
Return on average tangible common equity	13.74%	13.43%	13.19%
Net interest margin (fully tax equivalent)	3.87%	3.91%	3.92%
Efficiency ratio	54.02%	59.23%	61.14%

ASSET QUALITY (1)
Net charge-offs (recoveries)	$(99)	$(647)	$1,478
Nonperforming loans	9,513	9,100	15,143
Classified assets	73,194	67,761	63,001
Nonperforming loans to portfolio loans	0.34%	0.33%	0.62%
Nonperforming assets to total assets (2)	0.52%	0.48%	0.52%
Allowance for loan losses to portfolio loans	1.21%	1.22%	1.24%
Net charge-offs (recoveries) to average loans (annualized)	(0.01)%	(0.10)%	0.25%

(1) Excludes PCI loans and related assets, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in Nonperforming assets beginning with the period ended December 31, 2015 due to termination of FDIC loss share agreements.

Below are highlights of the Company's Core performance measures, which we believe are important measures of financial performance, but are non-GAAP measures. Core performance measures include contractual interest on PCI loans, but exclude incremental accretion on these loans, and exclude the Change in the FDIC receivable, gain or loss on the sale of other real estate from PCI loans, and certain other income and expense items the Company believes are not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of Core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Three Months ended
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
CORE PERFORMANCE MEASURES (1)
Net interest income	$29,594	$28,667	$25,587
Provision for portfolio loans	833	543	1,580
Noninterest income	6,005	7,056	5,839
Noninterest expense	20,435	20,027	19,068
Income before income tax expense	14,331	15,153	10,778
Income tax expense	4,897	5,073	3,647
Net income	$9,434	$10,080	$7,131

Earnings per share	$0.47	$0.49	$0.35
Return on average assets	1.04%	1.13%	0.88%
Return on average common equity	10.66%	11.46%	8.99%
Return on average tangible common equity	11.76%	12.68%	10.06%
Net interest margin (fully tax equivalent)	3.54%	3.50%	3.46%
Efficiency ratio	57.40%	56.06%	60.67%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

During the three months ended March 31, 2016, the Company noted the following trends:

•
The Company reported net income of $11.0 million, or $0.54 per share, for the three months ended March 31, 2016, compared to $10.7 million, or $0.52 per share, in the linked fourth quarter, and $9.3 million, or $0.46 per share, for the same period in 2015. The increase in net income over the prior year period was largely due to an increase in net interest income from strong loan growth, and a decrease in the Change in FDIC receivable due to termination of the Company's loss share agreements with the FDIC in the fourth quarter of 2015.

•
On a core basis[1], net income was $9.4 million, or $0.47 per share, for the three months ended March 31, 2016, compared to $10.1 million, or $0.49 per share, in the linked quarter, and $7.1 million, or $0.35 per share, in the prior year period. The increase over the prior year was primarily due to increases in earning asset balances, driving growth in core net interest income, and a decrease in provision for losses on portfolio loans, offset by an increase in noninterest expense.

•
Net interest income for the first three months of 2016 increased $3.4 million, or 12%, from the prior year quarter due to strong portfolio loan growth during the year, offset slightly by a decline in accelerations from PCI loans. On a core basis[1], net interest income increased $4.0 million, or 16%, when compared to the prior year period.

•
The Core net interest margin[1], for the first three months of 2016, defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, increased eight basis points from the prior year period primarily due to managed reductions in funding costs combined with an improved earning asset mix, and an increase in the yield on portfolio loans.

•
Noninterest income for the first three months of 2016 increased 68% compared to the prior year period largely due to a decrease in the Change in FDIC receivable due to the aforementioned termination of the Company's loss share agreements. Core noninterest income[1] declined slightly from the linked quarter and increased slightly from the prior year quarter primarily due to seasonal fluctuations in tax credit sales and gains on sales of other real estate.

•
Noninterest expense increased 4% from the prior year period, and the Company's efficiency ratio improved to 54.0% from 61.1% when compared to the prior year. The increase was largely due to an increase in Employee compensation and benefits, which also drove an increase in Core noninterest expense[1] of 7% when compared to the prior year. However, the Core efficiency ratio[1] improved to 57.4% from 60.7% when compared to the prior year period due to revenue growth resulting from investments in revenue producers, as well as improved operating leverage.

Other highlights:

•
The Company's Board approved an increase in the Company’s quarterly cash dividend to $0.10 per common share for the second quarter of 2016 from $0.09, payable on June 30, 2016 to shareholders of record as of the close of business on June 15, 2016.

•
The Company repurchased 160,100 shares at $26.30 per share pursuant to its publicly announced program during the quarter ended March 31, 2016. The Company's Board authorized the repurchase plan in May of 2015, which allows the Company to repurchase up to two million common shares, representing approximately 10% of the Company’s currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions.

Balance sheet highlights:

•
Loans – Loans totaled $2.9 billion at March 31, 2016, including $63.5 million of PCI loans. Portfolio loans increased $81.9 million, or 3%, from December 31, 2015. Commercial and industrial loans increased $60.7 million, or 4%, Consumer and other loans decreased $1.3 million, or 1%, Construction loans and Residential real estate loans increased $20.0 million, or 6%, and Commercial real estate increased $2.5 million. See Item 1, Note 4 – Portfolio Loans for more information.

•
Deposits – Total deposits at March 31, 2016 were $2.9 billion, an increase of $147.2 million, or 5%, from December 31, 2015, largely due to an increase in brokered certificates of deposit to fund significant loan growth in the quarter.

•
Asset quality – Nonperforming loans were $9.5 million at March 31, 2016, compared to $9.1 million at December 31, 2015. Nonperforming loans represented 0.34% of portfolio loans at March 31, 2016 versus 0.33% at December 31, 2015. There were no portfolio loans that were over 90 days delinquent and still accruing at March 31, 2016 or December 31, 2015.

Provision for portfolio loan losses was $0.8 million for the three months ended March 31, 2016, compared to $1.6 million for the three months ended March 31, 2015. See Item 1, Note 4 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
	2016			2015
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,741,188	$28,310	4.15%	$2,391,117	$24,227	4.11%
Tax-exempt portfolio loans (2)	40,832	660	6.50	38,405	624	6.59
Purchased credit impaired loans	69,031	3,891	22.67	97,201	4,997	20.85
Total loans	2,851,051	32,861	4.64	2,526,723	29,848	4.79
Taxable investments in debt and equity securities	465,291	2,459	2.13	418,812	2,199	2.13
Non-taxable investments in debt and equity securities (2)	49,396	538	4.38	42,968	479	4.52
Short-term investments	48,054	61	0.51	59,312	47	0.32
Total securities and short-term investments	562,741	3,058	2.19	521,092	2,725	2.12
Total interest-earning assets	3,413,792	35,919	4.23	3,047,815	32,573	4.33
Noninterest-earning assets:
Cash and due from banks	54,996			48,232
Other assets	216,366			218,347
Allowance for loan losses	(43,846)			(46,025)
Total assets	$3,641,308			$3,268,369

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$551,684	$306	0.22%	$484,724	$277	0.23%
Money market accounts	1,064,616	1,006	0.38	843,245	642	0.31
Savings	96,067	60	0.25	81,408	50	0.25
Certificates of deposit	384,092	1,019	1.07	526,489	1,591	1.23
Total interest-bearing deposits	2,096,459	2,391	0.46	1,935,866	2,560	0.54
Subordinated debentures	56,807	348	2.46	56,807	302	2.16
Other borrowed funds	382,448	293	0.31	274,022	244	0.36
Total interest-bearing liabilities	2,535,714	3,032	0.48	2,266,695	3,106	0.56
Noninterest bearing liabilities:
Demand deposits	714,750			655,095
Other liabilities	34,864			24,807
Total liabilities	3,285,328			2,946,597
Shareholders' equity	355,980			321,772
Total liabilities & shareholders' equity	$3,641,308			$3,268,369
Net interest income		$32,887			$29,467
Net interest spread			3.75%			3.77%
Net interest margin			3.87%			3.92%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.4 million and $0.4 million for the three months ended March 31, 2016 and 2015 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2015 and 2014. The tax-equivalent adjustments were $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2016 compared to 2015
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$3,801	$282	$4,083
Tax-exempt portfolio loans (3)	43	(7)	36
Purchased credit impaired loans	(1,526)	420	(1,106)
Taxable investments in debt and equity securities	264	(4)	260
Non-taxable investments in debt and equity securities (3)	74	(15)	59
Short-term investments	(10)	24	14
Total interest-earning assets	$2,646	$700	$3,346

Interest paid on:
Interest-bearing transaction accounts	$39	$(10)	$29
Money market accounts	194	170	364
Savings	10	—	10
Certificates of deposit	(387)	(185)	(572)
Subordinated debentures	—	46	46
Borrowed funds	88	(39)	49
Total interest-bearing liabilities	(56)	(18)	(74)
Net interest income	$2,702	$718	$3,420
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a fully-tax equivalent basis using the combined statutory federal and state income tax rate in effect for each tax year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $32.9 million for the three months ended March 31, 2016, compared to $29.5 million for the same period of 2015, an increase of $3.4 million, or 12%. Total interest income increased $3.3 million and total interest expense decreased $0.1 million. The tax-equivalent net interest margin was 3.87% for the first quarter of 2016, compared to 3.91% for the fourth quarter of 2016, and 3.92% in the first quarter of 2015. The yield on taxable portfolio loans increased 4 basis points from the prior year period to 4.15% for the three months ended March 31, 2016. The increase was due to an increase in yields on variable rate loans, aided by the Federal Reserve's raise in the targeted Fed Funds rate of 25 basis points, to a range of 0.25% to 0.50%, in December 2015. The run-off of higher yielding PCI loans continues to negatively impact net interest margin leading to a $1.5 million decrease in interest income due to volume.

Core net interest margin1 was 3.54% for the three months ended March 31, 2016, compared to 3.46% for the prior year period.  Core net interest margin1 increased eight basis points from the prior year quarter primarily due to loan growth improving the earning asset mix, lower funding costs, and the aforementioned increase in the yield on portfolio loans. The Company continues to manage its balance sheet to grow core net interest income and expects to maintain or improve core net interest margin over the coming quarters; however, pressure on funding costs and continued reductions in PCI loan balances could negate the expected trends in core net interest margin.

Purchased Credit Impaired "PCI" Contribution
The following table illustrates the non-core contribution of PCI loans and related assets for the periods indicated.

	For the Three Months ended
(in thousands)	March 31, 2016	March 31, 2015
Accelerated cash flows and other incremental accretion	$2,834	$3,458
Provision reversal for PCI loan losses	73	3,270
Loss on sale of other real estate	—	(15)
Change in FDIC loss share receivable	—	(2,264)
Change in FDIC clawback liability	—	(412)
Other expenses	(327)	(470)
PCI assets income before income tax expense	$2,580	$3,567

Accelerated cash flows and other incremental accretion consists of the interest income on PCI loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At March 31, 2016, the remaining accretable yield on the portfolio was estimated to be $21 million and the non-accretable difference was approximately $27 million. Absent cash flow accelerations or pool impairment, the Company currently estimates average PCI loan balances for 2016 to be approximately $60 million.

In the fourth quarter of 2015, the Company incurred a $2.4 million charge to terminate all existing loss share agreements with the FDIC. As of March 31, 2016, the entire charge has been earned back through accretion from early repayment of PCI loans, loan recoveries, and provision reversal, all no longer shared with the FDIC.

.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended March 31,
(in thousands)	2016	2015	Increase (decrease)
Service charges on deposit accounts	$2,043	$1,856	$187	10%
Wealth management revenue	1,662	1,740	(78)	(4)%
Other service charges and fee income	868	753	115	15%
Gain on state tax credits, net	518	674	(156)	(23)%
Gain on sale of other real estate	122	35	87	249%
Miscellaneous income	792	781	11	1%
Core noninterest income (1)	6,005	5,839	166	3%
Loss on sale of other real estate from PCI loans	—	(15)	15	(100)%
Gain on sale of investment securities	—	23	(23)	(100)%
Change in FDIC loss share receivable	—	(2,264)	2,264	(100)%
Total noninterest income	$6,005	$3,583	$2,422	68%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $2.4 million, or 68% in the first three months of 2016 compared to the first three months of 2015. Core noninterest income1 grew 3% in the first three months of 2016 due to an increase in charges on deposit accounts, and fee income from swaps, card products, and mortgages. Gain on state tax credits decreased $0.2 million from the prior year period, as sales depend on client demand and availability of tax credits.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended March 31,
(in thousands)	2016	2015	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$12,465	$11,250	$1,215	11%
Occupancy - core	1,657	1,667	(10)	(1)%
Data processing - core	1,089	1,001	88	9%
FDIC and other insurance	723	726	(3)	—%
Professional fees	684	972	(288)	(30)%
Loan, legal and other real estate expense - core	254	131	123	94%
Other - core	3,563	3,321	242	7%
Core noninterest expense (1)	20,435	19,068	1,367	7%
FDIC clawback	—	412	(412)	(100)%
Other expenses related to PCI loans	327	470	(143)	(30)%
Total noninterest expense	$20,762	$19,950	$812	4%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $20.8 million for the three months ended March 31, 2016, compared to $20.0 million for the three months ended March 31, 2015. Core noninterest expenses1, which exclude certain items and expenses directly related to PCI loans and related assets increased $1.4 million to $20.4 million for the three months ended March 31, 2016, from $19.1 million for the prior year period. The increase was largely due to an increase in Employee compensation and benefits from the addition of client service personnel to accommodate growth.

The Company's Core efficiency ratio1 was 57.4% for the three months ended March 31, 2016, compared to 60.7% for the prior year, and reflects overall expense management and revenue growth trends. Core efficiency ratio is a non-GAAP measure. A reconciliation of Core efficiency ratio has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

The Company anticipates total noninterest expenses to be between $19 million and $21 million per quarter for 2016.

Income Taxes

The Company's income tax expense for the three months ended March 31, 2016, which includes both federal and state taxes, was $5.9 million, compared to $5.0 million for the same period of 2015. The combined federal and state effective income tax rates for the three months ended March 31, 2016 were 34.8%, compared to 35.0% for the same period of 2015.

Summary Balance Sheet

(in thousands)	March 31, 2016	December 31, 2015	Increase (decrease)
Total cash and cash equivalents	$106,233	$94,157	12,076	12.8%
Securities	505,089	495,484	9,605	1.9%
Portfolio loans	2,832,616	2,750,737	81,879	3.0%
Purchased credit impaired loans	63,477	74,758	(11,281)	(15.1)%
Total assets	3,709,905	3,608,483	101,422	2.8%
Deposits	2,931,746	2,784,591	147,155	5.3%
Total liabilities	3,350,521	3,257,654	92,867	2.9%
Total shareholders' equity	359,384	350,829	8,555	2.4%

Assets

Loans by Type

The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is secured by real estate, including loans classified as C&I loans. The ability of the Company's borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market. The following table summarizes the composition of the Company's loan portfolio:

(in thousands)	March 31, 2016	December 31, 2015	Increase (decrease)
Commercial and industrial	$1,544,980	$1,484,327	$60,653	4.1%
Commercial real estate - investor owned	439,355	428,064	11,291	2.6%
Commercial real estate - owner occupied	334,180	342,959	(8,779)	(2.6)%
Construction and land development	175,324	161,061	14,263	8.9%
Residential real estate	202,255	196,498	5,757	2.9%
Consumer and other	136,522	137,828	(1,306)	(0.9)%
Portfolio loans	2,832,616	2,750,737	81,879	3.0%
Purchased credit impaired loans	63,477	74,758	(11,281)	(15.1)%
Total loans	$2,896,093	$2,825,495	$70,598	2.5%

Portfolio loans grew by $81.9 million to $2.8 billion at March 31, 2016 when compared to December 31, 2015. PCI loans totaled $63.5 million at March 31, 2016, a decrease of $11.3 million, or 15%, from December 31, 2015, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates loan growth with selected specialized lending detail:

(in thousands)	March 31, 2016	December 31, 2015	Increase (decrease)
Enterprise value lending	$359,862	$350,266	$9,596	2.7%
C&I - general	759,330	732,186	27,144	3.7%
Life insurance premium financing	272,450	265,184	7,266	2.7%
Tax credits	153,338	136,691	16,647	12.2%
CRE, Construction, and land development	948,859	932,084	16,775	1.8%
Residential	202,255	196,498	5,757	2.9%
Other	136,522	137,828	(1,306)	(0.9)%
Portfolio loans	$2,832,616	$2,750,737	$81,879	3.0%

Our specialty lending products, especially Enterprise value lending, Life insurance premium financing, and Tax credits, consists of primarily C&I loans, and have contributed significantly to the Company's loan growth. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our traditional three markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company's asset sensitive interest rate risk position. The Company continues to expect loan growth at or above 10% for 2016.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2016	2015
Allowance at beginning of period, for portfolio loans	$33,441	$30,185
Loans charged off:
Commercial and industrial	(68)	(1,484)
Real estate:
Commercial	—	—
Construction and land development	—	—
Residential	—	(1,073)
Consumer and other	(5)	(11)
Total loans charged off	(73)	(2,568)
Recoveries of loans previously charged off:
Commercial and industrial	53	769
Real estate:
Commercial	75	156
Construction and land development	6	60
Residential	34	26
Consumer and other	4	80
Total recoveries of loans	172	1,091
Net loan recoveries (chargeoffs)	99	(1,477)
Provision for portfolio loan losses	833	1,580
Allowance at end of period, for portfolio loans	$34,373	$30,288

Allowance at beginning of period, for purchased credit impaired loans	$10,175	$15,410
Loans charged off	(488)	3
Other	(45)	(518)
Net loan chargeoffs	(533)	(515)
Provision reversal for PCI loan losses	(73)	(3,270)
Allowance at end of period, for purchased credit impaired loans	$9,569	$11,625

Total allowance at end of period	$43,942	$41,913

Portfolio loans, average	$2,777,456	$2,425,962
Portfolio loans, ending	2,832,616	2,435,559
Net chargeoffs to average portfolio loans	(0.01)%	0.25%
Allowance for portfolio loan losses to loans	1.21	1.24

The provision for loan losses on portfolio loans for the three months ended March 31, 2016 was $0.8 million, compared to $1.6 million for the comparable 2015 period. The provision for loan losses for the three month period ended March 31, 2016 was primarily to provide for first quarter loan growth.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. There was $0.1 million of provision reversal for loan losses on PCI loans for the three months ended March 31, 2016, compared to provision reversal of $3.3 million for the comparable 2015 period.

The allowance for loan losses on portfolio loans was 1.21% of total loans at March 31, 2016 compared to 1.24% at March 31, 2015. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio and coverage trends reflect relatively steady improvements in credit quality measures and classified loan levels. The reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to lower levels of nonperforming loans, as well as continued improvement in loss migration results.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Non-accrual loans	$9,226	$8,797	$13,805
Restructured loans	287	303	1,338
Total nonperforming loans (1)	9,513	9,100	15,143
Other real estate from originated loans	2,813	3,218	—
Other real estate from acquired loans	7,067	5,148	2,024
Total nonperforming assets (1) (2)	$19,393	$17,466	$17,167

Total assets	$3,709,905	$3,608,483	$3,275,295
Portfolio loans	2,832,616	2,750,737	2,435,559
Portfolio loans plus other real estate	2,842,496	2,759,103	2,437,583
Nonperforming loans to portfolio loans (1)	0.34%	0.33%	0.62%
Nonperforming assets to total loans plus other real estate (1) (2)	0.68	0.63	0.70
Nonperforming assets to total assets (1) (2)	0.52	0.48	0.52
Allowance for portfolio loans to nonperforming loans (1)	361%	367%	200%
(1) Excludes PCI loans, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in Nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 1, Note 5 – Purchased Credit Impaired Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial and industrial	$5,209	$4,514	$4,250
Commercial real estate	973	1,105	1,872
Construction and land development	2,652	2,800	6,366
Residential real estate	679	681	2,655
Consumer and other	—	—	—
Total	$9,513	$9,100	$15,143

The following table summarizes the changes in nonperforming loans:

	Three months ended March 31,
(in thousands)	2016	2015
Nonperforming loans beginning of period	$9,100	$22,244
Additions to nonaccrual loans	2,933	9,796
Additions to restructured loans	—	—
Chargeoffs	(35)	(2,556)
Other principal reductions	(2,202)	(13,891)
Moved to other real estate	(283)	(450)
Moved to performing	—	—
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming loans end of period	$9,513	$15,143

Nonperforming loans at March 31, 2016 decreased by $5.6 million, or 37%,when compared to March 31, 2015.

Other real estate
Other real estate at March 31, 2016, was $9.9 million, compared to $5.6 million at March 31, 2015.

The following table summarizes the changes in Other real estate:

	Three months ended March 31,
(in thousands)	2016	2015
Other real estate beginning of period	$8,366	$7,840
Additions and expenses capitalized to prepare property for sale	2,203	890
Writedowns in value	—	(224)
Sales	(689)	(2,922)
Other real estate end of period	$9,880	$5,584

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In the three months ended March 31, 2016, the Company realized a net gain of $0.1 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Liabilities

Liabilities totaled $3.4 billion at March 31, 2016, compared to $3.3 billion at December 31, 2015. The increase in liabilities was largely due to a $147 million increase in total deposits, offset by a decrease of $77 million in other borrowings.

Deposits

(in thousands)	March 31, 2016	December 31, 2015	Increase (decrease)
Demand deposits	$719,652	$717,460	2,192	0.3%
Interest-bearing transaction accounts	589,635	564,420	25,215	4.5%
Money market accounts	1,061,407	1,053,662	7,745	0.7%
Savings	100,203	92,861	7,342	7.9%
Certificates of deposit:
Brokered	157,939	39,573	118,366	299.1%
Other	302,910	316,615	(13,705)	(4.3)%
Total deposits	$2,931,746	$2,784,591	147,155	5.3%

Non-time deposits / total deposits	84%	87%
Demand deposits / total deposits	25%	26%

Total deposits at March 31, 2016 were $2.9 billion, an increase of $147 million, or 5.3%, from December 31, 2015. The increase in deposits within our brokered certificates of deposit was to provide for significant loan growth in the quarter. The composition of our noninterest bearing deposits remained relatively stable at 25% of total deposits at March 31, 2016 compared to December 31, 2015. Lower rates on time deposit balances and a change in composition modestly improved deposit costs during the first three months of 2016 to 0.34%, as compared to 0.36% in the linked quarter, and 0.40% for the prior year period.

Core deposits, defined as total deposits excluding time deposits, were $2.5 billion at March 31, 2016, an increase of $42 million, or 7% on an annualized basis, from the linked quarter, and $362 million, or 17%, when compared to the prior year period.

Shareholders' Equity

Shareholders' equity totaled $359 million at March 31, 2016, a decrease of $8.6 million from December 31, 2015. Significant activity during the three months ended March 31, 2016:

•	Net income of $11.0 million,

•	Other comprehensive income of $3.7 million from the change in unrealized gains on investment securities,

•	Repurchase of 160,100 common shares for $4.2 million,

•	Dividends paid on common shares of $1.8 million.

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

Additionally, liquidity is provided from sales of the securities portfolio, fed fund lines with correspondent banks, borrowings from the Federal Reserve and the FHLB, the ability to acquire large and brokered deposits, and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

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

The parent company currently has a senior unsecured revolving credit agreement ("Revolving Agreement") with another bank allowing for borrowings up to $20 million. As of March 31, 2016, there are no outstanding balances under the Revolving Agreement. Additionally, the Company received a dividend from the Bank of $2.5 million in the quarter as part of the Company's ongoing capital management.  Management believes the current level of cash at the holding company of $10.1 million will be sufficient to meet projected cash needs for at least the next year.

As of March 31, 2016, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2016 the Bank has borrowing capacity of $233.5 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $847.3 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with five correspondent banks totaling $60.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $461.8 million of the securities available for sale at March 31, 2016, $271.1 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $190.8 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.1 billion in unused commitments as of March 31, 2016. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of March 31, 2016, and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2016. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	March 31, 2016	December 31, 2015
Total capital to risk-weighted assets	12.02%	11.85%
Tier 1 capital to risk-weighted assets	10.77%	10.61%
Common equity tier 1 capital to risk-weighted assets	9.20%	9.05%
Leverage ratio (Tier 1 capital to average assets)	10.51%	10.71%
Tangible common equity to tangible assets[1]	8.87%	8.88%
Tier 1 capital	$379,231	$374,676
Total risk-based capital	423,248	418,367

[1] Not a required regulatory capital ratio

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
The Company believes these non-GAAP financial measures and ratios, when taken together with the corresponding U.S. GAAP measures and ratios, provide meaningful supplemental information regarding the Company's performance and capital strength. The Company's management uses, and believes investors benefit from referring to, these non-

GAAP measures and ratios in assessing the Company's financial and operating results and related trends and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with U.S. GAAP. The Company has provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure.
The Company believes the tangible common equity and common equity tier 1 capital ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures and provide useful information about the Company's capital adequacy. The tables below contain reconciliations of these ratios to the most comparable measure under U.S. GAAP.

Core Performance Measures

	For the Quarter ended
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
CORE PERFORMANCE MEASURES
Net interest income	$32,428	$32,079	$29,045
Less: Incremental accretion income	2,834	3,412	3,458
Core net interest income	29,594	28,667	25,587

Total noninterest income	6,005	6,557	3,583
Less: Change in FDIC loss share receivable	—	(580)	(2,264)
Less: Gain (loss) on sale of other real estate from PCI loans	—	81	(15)
Less: Gain on sale of investment securities	—	—	23
Core noninterest income	6,005	7,056	5,839

Total core revenue	35,599	35,723	31,426

Provision for portfolio loans	833	543	1,580

Total noninterest expense	20,762	22,886	19,950
Less: FDIC clawback	—	—	412
Less: Other expenses related to PCI loans	327	423	470
Less: FDIC loss share termination	—	2,436	—
Core noninterest expense	20,435	20,027	19,068

Core income before income tax expense	14,331	15,153	10,778

Total income tax expense	5,886	5,445	5,022
Less: Income tax expense of PCI assets	989	372	1,375
Core income tax expense	4,897	5,073	3,647
Core net income	$9,434	$10,080	$7,131

Core earnings per share	$0.47	$0.49	$0.35
Core efficiency ratio	57.40%	56.06%	60.67%
Core return on average assets	1.04%	1.13%	0.88%
Core return on average common equity	10.66%	11.46%	8.99%
Core return on average tangible common equity	11.76%	12.68%	10.06%

The Company believes Core performance measures are important measures of financial performance, even though they are non-GAAP. Core performance measures include contractual interest on PCI loans, but exclude incremental accretion on these loans, and exclude the Change in the FDIC receivable, gain or loss on the sale of other real estate from PCI loans, and certain other income and expense items the Company believes are not indicative of or useful to measure the Company's operating performance on an ongoing basis. The table below reconciles Core net interest margin to the most comparable number under U.S. GAAP.

Net Interest Margin to Core Net Interest Margin

	Three months ended March 31,
(in thousands)	2016	2015
Net interest income (fully tax equivalent)	$32,887	$29,467
Less: Incremental accretion income	2,834	3,458
Core net interest income (fully tax equivalent)	$30,053	$26,009

Average earning assets	$3,413,792	$3,047,815
Reported net interest margin (fully tax equivalent)	3.87%	3.92%
Core net interest margin (fully tax equivalent)	3.54%	3.46%

Tangible common equity ratio

(in thousands)	March 31, 2016	December 31, 2015
Total shareholders' equity	$359,384	$350,829
Less: Goodwill	30,334	30,334
Less: Intangible assets	2,832	3,075
Tangible common equity	$326,218	$317,420

Total assets	$3,709,905	$3,608,483
Less: Goodwill	30,334	30,334
Less: Intangible assets	2,832	3,075
Tangible assets	$3,676,739	$3,575,074

Tangible common equity to tangible assets	8.87%	8.88%

Common equity tier 1 ratio

(in thousands)	March 31, 2016	December 31, 2015
Total shareholders' equity	$359,384	$350,829
Less: Goodwill	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities	1,048	759
Less: Unrealized gains	3,929	218
Plus: Qualifying trust preferred securities	55,100	55,100
Plus: Other	58	58
Total tier 1 capital	379,231	374,676
Less: Qualifying trust preferred securities	55,100	55,100
Less: Other	35	23
Common equity tier 1 capital	$324,096	$319,553

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$3,521,433	$3,530,521

Common equity tier 1 capital to risk-weighted assets	9.20%	9.05%

Critical Accounting Policies

The impact and any associated risks related to the Company's critical accounting policies on business operations are described throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	4.9%
+ 200 bp	3.4%
+ 100 bp	1.7%
- 100 bp	-3.1%

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At March 31, 2016, the Company had $3.5 million in notional amount of outstanding interest rate caps, to help manage interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2016. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2016.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announces plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1, 2016 through January 31, 2016	160,100	$26.30	160,100	1,839,900
February 1, 2016 through February 29, 2016	2,211	27.74	—	1,839,900
March 1, 2016 through March 31, 2016	—	—	—	1,839,900
Total	162,311	$26.32	160,100

(a) Includes 2,211 shares of the Company’s common stock shares withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

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

ITEM 5. OTHER INFORMATION

Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers' Compensatory Arrangements of Certain Officers.

Entry Into or Amendment of Material Compensatory Plan, Contract or Arrangement
As previously disclosed, Steven P. Marsh, Executive Vice President, Chairman and Chief Credit Officer of Enterprise Bank & Trust (the "Bank") will retire as a full time executive and shift his role to non-executive chairman of the Bank's board of directors, effective April 30, 2016. In connection with his retirement, the Company and Mr. Marsh entered into a retirement and consulting agreement, effective as of May 1, 2016 (the “Consulting Agreement”).
The Consulting Agreement provides, among other things, that Mr. Marsh will provide certain transition, business development, strategic plan implementation and other services for a period beginning on May 1, 2016 and ending on April 30, 2017 (the “Consulting Period”). In exchange for these services, the Company will pay Mr. Marsh $10,000 per month during the Consulting Period and Mr. Marsh will be entitled to receive restricted stock unit award with a fair market value of $50,000 which will vest at the end of the Consulting Period.
The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the full and complete copy of the Consulting Agreement listed as Exhibit 10.1 of this quarterly report.

ITEM 6: EXHIBITS

Exhibit No.	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Retirement and Consulting Agreement by and between Registrant and Stephen P. Marsh

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at March 31, 2016 and December 31, 2015; (ii) Consolidated Statement of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of April 29, 2016.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer