Form 10-Q
period 2016-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2016-07-29
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2016.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of July 25, 2016, the Registrant had 20,018,101 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$50,370	$47,935
Federal funds sold	317	91
Interest-bearing deposits (including $1,870 and $1,320 pledged as collateral)	59,609	46,131
Total cash and cash equivalents	110,296	94,157
Interest-bearing deposits greater than 90 days	1,000	1,000
Securities available for sale	478,514	451,770
Securities held to maturity	42,514	43,714
Loans held for sale	9,669	6,598
Portfolio loans	2,883,909	2,750,737
Less: Allowance for loan losses	35,498	33,441
Portfolio loans, net	2,848,411	2,717,296
Purchased credit impaired loans, net of the allowance for loan losses ($8,551 and $10,175, respectively)	47,978	64,583
Total loans, net	2,896,389	2,781,879
Other real estate	4,901	8,366
Other investments, at cost	17,403	17,455
Fixed assets, net	14,512	14,842
Accrued interest receivable	8,123	8,399
State tax credits held for sale, including $4,774 and $5,941 carried at fair value, respectively	44,918	45,850
Goodwill	30,334	30,334
Intangible assets, net	2,589	3,075
Other assets	100,503	101,044
Total assets	$3,761,665	$3,608,483

Liabilities and Shareholders' Equity
Demand deposits	$753,173	$717,460
Interest-bearing transaction accounts	628,505	564,420
Money market accounts	1,019,304	1,053,662
Savings	105,224	92,861
Certificates of deposit:
Brokered	166,507	39,573
Other	355,523	316,615
Total deposits	3,028,236	2,784,591
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	78,000	110,000
Other borrowings	200,362	270,326
Accrued interest payable	625	629
Other liabilities	26,006	35,301
Total liabilities	3,390,036	3,257,654

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,234,235 and 20,093,119 shares issued, respectively	202	201
Treasury stock, at cost; 255,018 and 76,000 shares, respectively	(6,454)	(1,743)
Additional paid in capital	211,227	210,589
Retained earnings	161,137	141,564
Accumulated other comprehensive income	5,517	218
Total shareholders' equity	371,629	350,829
Total liabilities and shareholders' equity	$3,761,665	$3,608,483
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$34,183	$29,875	$66,791	$59,483
Interest on debt securities:
Taxable	2,397	2,117	4,784	4,258
Nontaxable	328	285	660	582
Interest on interest-bearing deposits	58	38	119	85
Dividends on equity securities	67	37	139	95
Total interest income	37,033	32,352	72,493	64,503
Interest expense:
Interest-bearing transaction accounts	329	279	635	556
Money market accounts	1,013	672	2,019	1,314
Savings accounts	63	54	123	104
Certificates of deposit	1,183	1,594	2,202	3,185
Subordinated debentures	361	308	709	610
Federal Home Loan Bank advances	191	24	373	73
Notes payable and other borrowings	110	141	221	336
Total interest expense	3,250	3,072	6,282	6,178
Net interest income	33,783	29,280	66,211	58,325
Provision for portfolio loan losses	716	2,150	1,549	3,730
Provision reversal for purchased credit impaired loan losses	(336)	—	(409)	(3,270)
Net interest income after provision for loan losses	33,403	27,130	65,071	57,865
Noninterest income:
Service charges on deposit accounts	2,188	1,998	4,231	3,854
Wealth management revenue	1,644	1,778	3,306	3,518
Other service charges and fee income	952	840	1,820	1,593
Gain on state tax credits, net	153	74	671	748
Gain on sale of other real estate	706	9	828	29
Gain on sale of investment securities	—	—	—	23
Change in FDIC loss share receivable	—	(945)	—	(3,209)
Miscellaneous income	1,406	2,052	2,198	2,833
Total noninterest income	7,049	5,806	13,054	9,389
Noninterest expense:
Employee compensation and benefits	12,660	11,274	25,307	22,787
Occupancy	1,609	1,621	3,292	3,315
Data processing	1,187	1,127	2,291	2,157
FDIC and other insurance	738	665	1,461	1,391
Professional fees	719	854	1,403	1,826
Loan legal and other real estate expense	353	548	710	826
FDIC clawback	—	50	—	462
Other	4,087	3,319	7,651	6,644
Total noninterest expense	21,353	19,458	42,115	39,408

Income before income tax expense	19,099	13,478	36,010	27,846
Income tax expense	6,747	4,762	12,633	9,784
Net income	$12,352	$8,716	$23,377	$18,062

Earnings per common share
Basic	$0.62	$0.44	$1.17	$0.91
Diluted	0.61	0.43	1.16	0.90
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$12,352	$8,716	$23,377	$18,062
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $986 and $(1,322), and for six months of $3,290 and $(277), respectively	1,588	(2,130)	5,299	(418)
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $0 and $0, and for six months of $0 and $9, respectively	—	—	—	(14)
Total other comprehensive income (loss)	1,588	(2,130)	5,299	(432)
Total comprehensive income	$13,940	$6,586	$28,676	$17,630

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2016	$—	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	—	—	—	—	23,377	—	23,377
Other comprehensive income	—	—	—	—	—	5,299	5,299
Cash dividends paid on common shares, $0.19 per share	—	—	—	—	(3,804)		(3,804)
Repurchase of common shares	—	—	(4,711)	—	—	—	(4,711)
Issuance under equity compensation plans, 141,116 shares, net	—	1	—	(1,812)	—	—	(1,811)
Share-based compensation	—	—	—	1,626	—	—	1,626
Excess tax benefit related to equity compensation plans	—	—	—	824	—	—	824
Balance June 30, 2016	$—	$202	$(6,454)	$211,227	$161,137	$5,517	$371,629

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2015	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	—	18,062	—	18,062
Other comprehensive loss	—	—	—	—	—	(432)	(432)
Cash dividends paid on common shares, $0.1125 per share	—	—	—	—	(2,252)	—	(2,252)
Issuance under equity compensation plans, 109,500 shares, net	—	1	—	(1,081)	—	—	(1,080)
Share-based compensation	—	—	—	1,738	—	—	1,738
Excess tax benefit related to equity compensation plans	—	—	—	153	—	—	153
Balance June 30, 2015	$—	$200	$(1,743)	$208,541	$124,183	$1,249	$332,430

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$23,377	$18,062
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,070	1,009
Provision for loan losses	1,140	460
Deferred income taxes	3,509	2,803
Net amortization of debt securities	1,513	1,661
Amortization of intangible assets	486	569
Gain on sale of investment securities	—	(23)
Mortgage loans originated for sale	(70,018)	(69,434)
Proceeds from mortgage loans sold	67,278	68,252
Gain on sale of other real estate	(828)	(29)
Gain on state tax credits, net	(671)	(748)
Excess tax benefit of share-based compensation	(824)	(153)
Share-based compensation	1,626	1,738
Valuation adjustment on other real estate	1	82
Net accretion of loan discount and indemnification asset	(5,692)	(3,382)
Changes in:
Accrued interest receivable	276	36
Accrued interest payable	(4)	(23)
Other assets	(5,284)	(2,601)
Other liabilities	(9,295)	196
Net cash provided by (used in) operating activities	7,660	18,475
Cash flows from investing activities:
Net increase in loans	(112,500)	(99,282)
Net cash proceeds received from FDIC loss share receivable	—	1,574
Proceeds from the sale of securities, available for sale	—	41,069
Proceeds from the paydown or maturity of securities, available for sale	29,398	25,813
Proceeds from the paydown or maturity of securities, held to maturity	1,145	1,078
Proceeds from the redemption of other investments	34,314	25,746
Proceeds from the sale of state tax credits held for sale	3,952	4,489
Proceeds from the sale of other real estate	6,355	3,723
Payments for the purchase/origination of:
Available for sale debt and equity securities	(49,012)	(74,069)
Other investments	(34,263)	(19,641)
State tax credits held for sale	(2,349)	(3,425)
Fixed assets	(740)	(983)
Net cash provided by (used in) investing activities	(123,700)	(93,908)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	35,713	15,328
Net increase in interest-bearing deposit accounts	207,932	184,721
Proceeds from Federal Home Loan Bank advances	981,000	531,900
Repayments of Federal Home Loan Bank advances	(1,013,000)	(602,900)
Repayments of notes payable	—	(600)
Net decrease in other borrowings	(69,964)	(50,737)
Cash dividends paid on common stock	(3,804)	(2,252)
Excess tax benefit of share-based compensation	824	153
Payments for the repurchase of common stock	(4,711)	—
Issuance of common stock, net	(1,811)	(1,080)
Net cash provided by (used in) financing activities	132,179	74,533
Net increase (decrease) in cash and cash equivalents	16,139	(900)
Cash and cash equivalents, beginning of period	94,157	100,696
Cash and cash equivalents, end of period	$110,296	$99,796
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,286	$6,201
Income taxes	19,124	6,517
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$2,683	$5,998
Sales of other real estate financed	140	—

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In 2016, the Company changed its presentation of certificates of deposit on the Condensed Consolidated Balance Sheets to separate brokered deposit sources from other sources.  The corresponding prior period balances were reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and restricted stock awards where recipients have satisfied the vesting terms. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income as reported	$12,352	$8,716	$23,377	$18,062

Weighted average common shares outstanding	20,003	19,978	20,002	19,958
Additional dilutive common stock equivalents	213	190	224	211
Weighted average diluted common shares outstanding	20,216	20,168	20,226	20,169

Basic earnings per common share:	$0.62	$0.44	$1.17	$0.91
Diluted earnings per common share:	$0.61	$0.43	$1.16	$0.90

For the three and six months ended June 30, 2016 and 2015, the amount of common stock equivalents excluded from the earnings per share calculations because their effect was anti-dilutive was zero, and 0.2 million common stock equivalents, respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	June 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$98,064	$1,622	$—	$99,686
Obligations of states and political subdivisions	37,468	1,804	(307)	38,965
Agency mortgage-backed securities	333,549	6,587	(273)	339,863
Total securities available for sale	$469,081	$10,013	$(580)	$478,514
Held to maturity securities:
Obligations of states and political subdivisions	$14,795	$471	$(3)	$15,263
Agency mortgage-backed securities	27,719	855	—	28,574
Total securities held to maturity	$42,514	$1,326	$(3)	$43,837

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$98,699	$309	$—	$99,008
Obligations of states and political subdivisions	40,700	1,343	(342)	41,701
Agency mortgage-backed securities	311,516	2,046	(2,501)	311,061
Total securities available for sale	$450,915	$3,698	$(2,843)	$451,770
Held to maturity securities:
Obligations of states and political subdivisions	$14,831	$63	$(50)	$14,844
Agency mortgage-backed securities	28,883	—	(286)	28,597
Total securities held to maturity	$43,714	$63	$(336)	$43,441

At June 30, 2016, and December 31, 2015, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $336.8 million and $334.4 million at June 30, 2016, and December 31, 2015, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$52,681	$53,030	$—	$—
Due after one year through five years	70,311	72,722	7,365	7,569
Due after five years through ten years	9,009	9,607	7,430	7,694
Due after ten years	3,531	3,292	—	—
Agency mortgage-backed securities	333,549	339,863	27,719	28,574
	$469,081	$478,514	$42,514	$43,837

The following table represents a summary of investment securities that had an unrealized loss:

	June 30, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$3,141	$310	$3,141	$310
Agency mortgage-backed securities	904	5	19,910	268	20,814	273
	$904	$5	$23,051	$578	$23,955	$583

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$2,199	$12	$9,395	$380	$11,594	$392
Agency mortgage-backed securities	189,229	2,050	21,020	737	210,249	2,787
	$191,428	$2,062	$30,415	$1,117	$221,843	$3,179

The unrealized losses at both June 30, 2016, and December 31, 2015, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2016, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Gross gains realized	$—	$—	$—	$63
Gross losses realized	—	—	—	(40)
Proceeds from sales	—	—	—	41,069

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Commercial and industrial	$1,540,457	$1,484,327
Real estate:
Commercial - investor owned	466,713	428,064
Commercial - owner occupied	332,639	342,959
Construction and land development	171,778	161,061
Residential	211,155	196,498
Total real estate loans	1,182,285	1,128,582
Consumer and other	161,417	137,537
Portfolio loans	2,884,159	2,750,446
Unearned loan fees, net	(250)	291
Portfolio loans, including unearned loan fees	$2,883,909	$2,750,737

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through June 30, 2016, and at December 31, 2015, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2015	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Provision (provision reversal) charged to expense	1,120	(116)	80	(65)	11	(197)	833
Losses charged off	(68)	—	—	—	—	(5)	(73)
Recoveries	53	7	68	6	34	4	172
Balance at March 31, 2016	$23,161	$3,375	$3,117	$1,645	$1,841	$1,234	$34,373
Provision (provision reversal) charged to expense	302	(27)	(541)	(434)	(80)	1,496	716
Losses charged off	(157)	—	—	—	—	(6)	(163)
Recoveries	502	8	15	8	36	3	572
Balance at June 30, 2016	$23,808	$3,356	$2,591	$1,219	$1,797	$2,727	$35,498

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance June 30, 2016
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,716	$—	$—	$31	$3	$1,927	$4,677
Collectively evaluated for impairment	21,092	3,356	2,591	1,188	1,794	800	30,821
Total	$23,808	$3,356	$2,591	$1,219	$1,797	$2,727	$35,498
Loans - Ending balance:
Individually evaluated for impairment	$5,019	$248	$1,704	$2,576	$670	$4,571	$14,788
Collectively evaluated for impairment	1,535,438	466,465	330,935	169,202	210,485	156,596	2,869,121
Total	$1,540,457	$466,713	$332,639	$171,778	$211,155	$161,167	$2,883,909

Balance December 31, 2015
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$1,953	$—	$6	$369	$7	$—	$2,335
Collectively evaluated for impairment	20,103	3,484	2,963	1,335	1,789	1,432	31,106
Total	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Loans - Ending balance:
Individually evaluated for impairment	$4,514	$921	$1,962	$2,800	$681	$—	$10,878
Collectively evaluated for impairment	1,479,813	427,143	340,997	158,261	195,817	137,828	2,739,859
Total	$1,484,327	$428,064	$342,959	$161,061	$196,498	$137,828	$2,750,737

A summary of Portfolio loans individually evaluated for impairment by category at June 30, 2016 and December 31, 2015, is as follows:

	June 30, 2016
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$4,840	$134	$4,700	$4,834	$2,716	$4,873
Real estate loans:
Commercial - investor owned	—	249	—	249	—	250
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	3,481	2,970	367	3,337	31	2,646
Residential	670	642	65	707	3	679
Consumer and other	4,571	—	4,580	4,580	1,927	4,628
Total	$13,562	$3,995	$9,712	$13,707	$4,677	$13,076

	December 31, 2015
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$5,554	$509	$4,204	$4,713	$1,953	$6,970
Real estate loans:
Commercial - investor owned	927	927	—	927	—	970
Commercial - owner occupied	329	85	113	198	6	301
Construction and land development	4,349	2,914	530	3,444	369	3,001
Residential	705	637	68	705	7	682
Consumer and other	—	—	—	—	—	—
Total	$11,864	$5,072	$4,915	$9,987	$2,335	$11,924

The following table presents details for past due and impaired loans:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Total interest income that would have been recognized under original terms	$329	$229	$477	$544
Total cash received and recognized as interest income on non-accrual loans	44	98	50	125
Total interest income recognized on impaired loans	25	14	31	27

There were no loans over 90 days past due and still accruing interest at June 30, 2016 or December 31, 2015.

The recorded investment in impaired Portfolio loans by category at June 30, 2016 and December 31, 2015, is as follows:

	June 30, 2016
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$2,524	$2,310	$—	$4,834
Real estate:
Commercial - investor owned	249	—	—	249
Commercial - owner occupied	—	—	—	—
Construction and land development	3,317	20	—	3,337
Residential	707	—	—	707
Consumer and other	4,580	—	—	4,580
Total	$11,377	$2,330	$—	$13,707

	December 31, 2015
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$4,406	$307	$—	$4,713
Real estate:
Commercial - investor owned	927	—	—	927
Commercial - owner occupied	198	—	—	198
Construction and land development	3,444	—	—	3,444
Residential	705	—	—	705
Consumer and other	—	—	—	—
Total	$9,680	$307	$—	$9,987

The recorded investment by category for the Portfolio loans that have been restructured during the three and six months ended June 30, 2016 and 2015, is as follows:

	Three months ended June 30, 2016			Three months ended June 30, 2015
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$2,300	$2,300	—	$—	$—
Real estate:
Commercial - investor owned	—	—	—	—	—	—
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	1	20	20	—	—	—
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	2	$2,320	$2,320	—	$—	$—

	Six months ended June 30, 2016			Six months ended June 30, 2015
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	2	$2,341	$2,341	—	$—	$—
Real estate:
Commercial - investor owned	1	248	248	—	—	—
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	1	20	20	—	—	—
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	4	$2,609	$2,609	—	$—	$—

The restructured loans resulted from deferral of principal and extending the term to maturity. As of June 30, 2016, the Company had $1.2 million specific reserves allocated to loans that have been restructured. There were no Portfolio loans restructured that subsequently defaulted during the six months ended June 30, 2016 or 2015.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at June 30, 2016 and December 31, 2015 is shown below.

	June 30, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$83	$2,407	$2,490	$1,537,967	$1,540,457
Real estate:
Commercial - investor owned	—	—	—	466,713	466,713
Commercial - owner occupied	—	—	—	332,639	332,639
Construction and land development	367	2,189	2,556	169,222	171,778
Residential	10	605	615	210,540	211,155
Consumer and other	4	—	4	161,163	161,167
Total	$464	$5,201	$5,665	$2,878,244	$2,883,909

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$505	$888	$1,393	$1,482,934	$1,484,327
Real estate:
Commercial - investor owned	464	—	464	427,600	428,064
Commercial - owner occupied	94	184	278	342,681	342,959
Construction and land development	384	2,273	2,657	158,404	161,061
Residential	70	681	751	195,747	196,498
Consumer and other	20	—	20	137,808	137,828
Total	$1,537	$4,026	$5,563	$2,745,174	$2,750,737

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at June 30, 2016, which is based upon the most recent analysis performed, and December 31, 2015 is as follows:

	June 30, 2016
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,396,684	$82,775	$60,998	$—	$1,540,457
Real estate:
Commercial - investor owned	448,321	13,223	5,169	—	466,713
Commercial - owner occupied	302,411	27,144	3,084	—	332,639
Construction and land development	161,528	6,258	3,992	—	171,778
Residential	202,880	4,840	3,435	—	211,155
Consumer and other	154,500	714	5,953	—	161,167
Total	$2,666,324	$134,954	$82,631	$—	$2,883,909

	December 31, 2015
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,356,864	$90,370	$37,093	$—	$1,484,327
Real estate:
Commercial - investor owned	403,820	18,868	5,376	—	428,064
Commercial - owner occupied	314,791	24,727	3,441	—	342,959
Construction and land development	146,601	10,114	4,346	—	161,061
Residential	188,269	5,138	3,091	—	196,498
Consumer and other	131,060	721	6,047	—	137,828
Total	$2,541,405	$149,938	$59,394	$—	$2,750,737

NOTE 5 - PURCHASED CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.45	$3,498	6.70	$3,863
Real estate:
Commercial - investor owned	7.14	19,328	6.98	25,272
Commercial - owner occupied	6.35	13,068	6.30	19,414
Construction and land development	5.70	5,523	6.28	6,838
Residential	5.44	15,047	5.44	19,287
Total real estate loans		52,966		70,811
Consumer and other	1.60	65	1.89	84
Purchased credit impaired loans		$56,529		$74,758
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at June 30, 2016 and December 31, 2015 is shown below:

	June 30, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$22	$—	$22	$3,476	$3,498
Real estate:
Commercial - investor owned	—	—	—	19,328	19,328
Commercial - owner occupied	—	—	—	13,068	13,068
Construction and land development	—	—	—	5,523	5,523
Residential	372	144	516	14,531	15,047
Consumer and other	—	—	—	65	65
Total	$394	$144	$538	$55,991	$56,529

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,863	$3,863
Real estate:
Commercial - investor owned	2,342	3,661	6,003	19,269	25,272
Commercial - owner occupied	731	—	731	18,683	19,414
Construction and land development	—	—	—	6,838	6,838
Residential	1,594	130	1,724	17,563	19,287
Consumer and other	4	—	4	80	84
Total	$4,671	$3,791	$8,462	$66,296	$74,758

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the six months ended June 30, 2016 and 2015.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2016	$116,689	$26,765	$25,341	$64,583
Principal reductions and interest payments	(11,768)	—	—	(11,768)
Accretion of loan discount	—	—	(3,431)	3,431
Changes in contractual and expected cash flows due to remeasurement	6,144	1,522	(788)	5,410
Reductions due to disposals	(21,663)	(4,912)	(3,073)	(13,678)
Balance June 30, 2016	$89,402	$23,375	$18,049	$47,978

Balance January 1, 2015	$178,145	$65,719	$28,733	$83,693
Principal reductions and interest payments	(13,214)	—	—	(13,214)
Accretion of loan discount	—	—	(5,989)	5,989
Changes in contractual and expected cash flows due to remeasurement	(12,100)	(26,187)	5,304	8,783
Reductions due to disposals	(13,831)	(2,794)	(1,836)	(9,201)
Balance June 30, 2015	$139,000	$36,738	$26,212	$76,050

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $75.1 million and $98.6 million as of June 30, 2016, and December 31, 2015, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2016, there were $0.1 million unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2016, and December 31, 2015, are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$1,067,353	$1,140,028
Standby letters of credit	82,606	54,648

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2016, and December 31, 2015, approximately $115 million and $94 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include $0.3 million for estimated losses attributable to the unadvanced commitments at June 30, 2016 and December 31, 2015.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 2 years 11 months at June 30, 2016.

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

Risk Management Instruments. The Company enters into interest rate caps in order to economically hedge changes in fair value of State tax credits held for sale. See Note 8 – Fair Value Measurements for further discussion on the fair value of state tax credits. The notional amount of the derivative instruments used to manage risk was $3.5 million at June 30, 2016 and December 31, 2015, and the fair value was zero in both periods.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Non-designated hedging instruments
Interest rate swap contracts	$161,598	$153,630	$2,264	$1,155	$2,264	$1,155

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three and six months ended June 30, 2016 and 2015, the gains and losses offset each other due to the Company's hedging of the client swaps with other bank counterparties.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,686	$—	$99,686
Obligations of states and political subdivisions	—	35,872	3,093	38,965
Residential mortgage-backed securities	—	339,863	—	339,863
Total securities available for sale	$—	$475,421	$3,093	$478,514
State tax credits held for sale	—	—	4,774	4,774
Derivative financial instruments	—	2,264	—	2,264
Total assets	$—	$477,685	$7,867	$485,552

Liabilities
Derivative financial instruments	$—	$2,264	$—	$2,264
Total liabilities	$—	$2,264	$—	$2,264

	December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,008	$—	$99,008
Obligations of states and political subdivisions	—	38,624	3,077	41,701
Residential mortgage-backed securities	—	311,061	—	311,061
Total securities available for sale	$—	$448,693	$3,077	$451,770
State tax credits held for sale	—	—	5,941	5,941
Derivative financial instruments	—	1,155	—	1,155
Total assets	$—	$449,848	$9,018	$458,866

Liabilities
Derivative financial instruments	$—	$1,155	$—	$1,155
Total liabilities	$—	$1,155	$—	$1,155

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At June 30, 2016, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
State tax credits held for sale. At June 30, 2016, of the $44.9 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $4.8 million were carried at fair value. The remaining $40.1 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of June 30, 2016 and 2015.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarter ended June 30, 2016 or 2015.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarter ended June 30, 2016 and 2015.

	Securities available for sale, at fair value
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$3,085	$3,071	$3,077	$3,059
Total gains:
Included in other comprehensive income	8	(1)	16	11
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Ending balance	$3,093	$3,070	$3,093	$3,070

Change in unrealized gains (losses) relating to assets still held at the reporting date	$8	$(1)	$16	$11

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$4,733	$10,286	$5,941	$11,689
Total gains:
Included in earnings	41	66	117	194
Purchases, sales, issuances and settlements:
Sales	—	(387)	(1,284)	(1,918)
Ending balance	$4,774	$9,965	$4,774	$9,965

Change in unrealized gains (losses) relating to assets still held at the reporting date	$41	$(36)	$(264)	$(310)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of June 30, 2016.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for the three months ended June 30, 2016	Total gains (losses) for the six months ended June 30, 2016
Impaired loans	$—	$—	$—	$—	$(163)	$(236)
Other real estate	—	—	—	—	—	(1)
Total	$—	$—	$—	$—	$(163)	$(237)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$50,370	$50,370	$47,935	$47,935
Federal funds sold	317	317	91	91
Interest-bearing deposits	60,609	60,609	47,131	47,131
Securities available for sale	478,514	478,514	451,770	451,770
Securities held to maturity	42,514	43,837	43,714	43,441
Other investments, at cost	17,403	17,403	17,455	17,455
Loans held for sale	9,669	9,669	6,598	6,598
Derivative financial instruments	2,264	2,264	1,155	1,155
Portfolio loans, net	2,896,389	2,902,083	2,781,879	2,782,704
State tax credits, held for sale	44,918	49,961	45,850	49,588
Accrued interest receivable	8,123	8,123	8,399	8,399

Balance sheet liabilities
Deposits	3,028,236	3,030,334	2,784,591	2,784,654
Subordinated debentures	56,807	35,771	56,807	35,432
Federal Home Loan Bank advances	78,000	78,000	110,000	109,994
Other borrowings	200,362	200,332	270,326	270,286
Derivative financial instruments	2,264	2,264	1,155	1,155
Accrued interest payable	625	625	629	629

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at June 30, 2016, and December 31, 2015.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at June 30, 2016
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$43,837	$—	$43,837
Portfolio loans, net	—	—	2,902,083	2,902,083
State tax credits, held for sale	—	—	45,187	45,187
Financial Liabilities:
Deposits	2,506,206	—	524,128	3,030,334
Subordinated debentures	—	35,771	—	35,771
Federal Home Loan Bank advances	—	78,000	—	78,000
Other borrowings	—	200,332	—	200,332

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$43,441	$—	$43,441
Portfolio loans, net	—	—	2,782,704	2,782,704
State tax credits, held for sale	—	—	43,647	43,647
Financial Liabilities:
Deposits	2,428,403	—	356,251	2,784,654
Subordinated debentures	—	35,432	—	35,432
Federal Home Loan Bank advances	—	109,994	—	109,994
Other borrowings	—	270,286	—	270,286

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2014-09, "Revenue from Contracts with Customers" In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance to annual reporting periods beginning after December 15, 2017 for public companies, and permits early adoption on a limited basis. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements, nor decided upon the method of adoption. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.
FASB ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value through earnings, and eliminates the available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities where the fair value option has been elected, changes in fair value due to instrument-specific credit risk must be recognized in other comprehensive income. When measuring the fair value of financial instruments at amortized cost, the exit price must be used for disclosure purposes. The ASU also requires that financial assets and liabilities be presented separately in the notes to the financial statements. This ASU becomes effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

FASB ASU 2016-02 "Leases (Topic 842)" In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance becomes effective for periods beginning after December 15, 2018. Early adoption will be permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated balance sheets.

FASB ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" which impacts accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized in the income statement as income tax expense (or benefit.) The tax effects of exercised or vested awards must be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits will be classified with other income tax cash flows as an operating activity, and cash paid by an employer when withholding shares for tax liabilities should be classified as a financing activity. The guidance becomes effective for annual periods beginning after December 15, 2017, and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

FASB ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" In June 2016, the FASB issued ASU 2016-13, "Financial Instruments (Topic 326)" which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a more timely recognition of losses. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K and within this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2016 compared to the financial condition as of December 31, 2015. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2016, compared to the same periods in 2015. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2015.

Executive Summary

Below are highlights of our financial performance for the quarter ended June 30, 2016, as compared to the linked quarter ended March 31, 2016, and prior year quarter ended June 30, 2015.

(in thousands, except per share data)	For the Three Months ended and At			For the Six Months ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
EARNINGS
Total interest income	$37,033	$35,460	$32,352	$72,493	$64,503
Total interest expense	3,250	3,032	3,072	6,282	6,178
Net interest income	33,783	32,428	29,280	66,211	58,325
Provision for portfolio loans	716	833	2,150	1,549	3,730
Provision reversal for PCI loans	(336)	(73)	—	(409)	(3,270)
Net interest income after provision for loan losses	33,403	31,668	27,130	65,071	57,865
Total noninterest income	7,049	6,005	5,806	13,054	9,389
Total noninterest expense	21,353	20,762	19,458	42,115	39,408
Income before income tax expense	19,099	16,911	13,478	36,010	27,846
Income tax expense	6,747	5,886	4,762	12,633	9,784
Net income	$12,352	$11,025	$8,716	$23,377	$18,062

Basic earnings per share	$0.62	$0.55	$0.44	$1.17	$0.91
Diluted earnings per share	0.61	0.54	0.43	1.16	0.90

Return on average assets	1.33%	1.22%	1.06%	1.27%	1.11%
Return on average common equity	13.57%	12.46%	10.56%	13.02%	11.16%
Return on average tangible common equity	14.91%	13.74%	11.77%	14.34%	12.47%
Net interest margin (fully tax equivalent)	3.93%	3.87%	3.85%	3.90%	3.88%
Efficiency ratio	52.29%	54.02%	55.46%	53.13%	58.20%

ASSET QUALITY (1)
Net charge-offs (recoveries)	$(409)	$(99)	$672	$(508)	$2,150
Nonperforming loans	12,813	9,513	17,498
Classified assets	87,532	73,194	61,722
Nonperforming loans to portfolio loans	0.44%	0.34%	0.69%
Nonperforming assets to total assets (2)	0.47%	0.52%	0.58%
Allowance for loan losses to portfolio loans	1.23%	1.21%	1.25%
Net charge-offs (recoveries) to average loans (annualized)	(0.06)%	(0.01)%	0.11%	(0.04)%	0.19%

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

Core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Three Months ended			For the Six Months ended
(in thousands)	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
CORE PERFORMANCE MEASURES (1)
Net interest income	$30,212	$29,594	$26,277	$59,806	$51,864
Provision for portfolio loans	716	833	2,150	1,549	3,730
Noninterest income	6,105	6,005	6,741	12,110	12,580
Noninterest expense	20,446	20,435	19,030	40,881	38,098
Income before income tax expense	15,155	14,331	11,838	29,486	22,616
Income tax expense	5,237	4,897	4,134	10,134	7,781
Net income	$9,918	$9,434	$7,704	$19,352	$14,835

Earnings per share	$0.49	$0.47	$0.38	$0.96	$0.74
Return on average assets	1.07%	1.04%	0.93%	1.06%	0.91%
Return on average common equity	10.89%	10.66%	9.34%	10.78%	9.17%
Return on average tangible common equity	11.98%	11.76%	10.41%	11.87%	10.24%
Net interest margin (fully tax equivalent)	3.52%	3.54%	3.46%	3.53%	3.46%
Efficiency ratio	56.30%	57.40%	57.64%	56.85%	59.12%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

During the six months ended June 30, 2016, the Company noted the following trends:

•
The Company reported net income of $23.4 million, or $1.16 per share, for the six months ended June 30, 2016, compared to $18.1 million, or $0.90 per share, for the same period in 2015. The increase in net income was primarily due to an increase in net interest income and an increase in noninterest income.

•
On a core basis[1], net income was $19.4 million, or $0.96 per share, for the six months ended June 30, 2016, compared to $14.8 million, or $0.74 per share, in the prior year period. The increase from the prior year was primarily due to increases in earning asset balances, driving growth in core net interest income. Additionally, a decrease in provision for losses on portfolio loans contributed to the increase, and was offset by a modest increase in noninterest expense.

•	Net interest income for the first six months of 2016 increased $7.9 million or 14%, from the prior year period due to strong portfolio loan growth.

•
Net interest margin for the first six months of 2016 increased two basis points to 3.90% when compared to the prior year period. Core net interest margin[1], for the first six months of 2016, defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, increased seven basis points from the prior year period primarily due to managed reductions in funding costs combined with an improved earning asset mix, and an increase in the yield on portfolio loans.

•
Noninterest income for the first six months of 2016 increased $3.7 million, or 39%, compared to the prior year period largely due to a decrease in the Change in FDIC receivable from termination of the Company's loss share agreements in the fourth quarter of 2015. Core noninterest income[1] declined $0.5 million, or 4%, from the prior year period primarily due to higher allocation fees from tax credit projects and higher fees earned from recoveries received during the first six months of 2015.

•
Noninterest expense increased $2.7 million, or 7%, from the prior year period, and the Company's efficiency ratio improved to 53.1% from 58.2% when compared to the prior year. The increase was largely due to an increase in Employee compensation and benefits, including $0.3 million of executive severance. Core noninterest expense[1] also increased 7% when compared to the prior year. However, the Core efficiency ratio[1] also improved to 56.9% from 59.1% when compared to the prior year period due to revenue growth resulting from investments in customer facing associates driving continued revenue growth.

Other highlights:

•
The Company's Board approved a sixth consecutive increase in the Company’s quarterly cash dividend to $0.11 per common share for the third quarter of 2016 from $0.10, payable on September 30, 2016 to shareholders of record as of the close of business on September 15, 2016.

•
The Company repurchased 18,918 shares at $26.46 per share pursuant to its publicly announced program during the quarter ended June 30, 2016, and 160,100 shares at $26.30 per share during the quarter ended March 31, 2016. The Company's Board authorized the repurchase plan in May of 2015, which allows the Company to repurchase up to two million common shares, representing approximately 10% of the Company’s currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions.

Balance sheet highlights:

•
Loans – Loans totaled $2.9 billion at June 30, 2016, including $56.5 million of PCI loans. Portfolio loans increased $133.2 million, or 5%, from December 31, 2015. Commercial and industrial loans increased $56.1 million, or 4%, Consumer and other loans increased $23.9 million, or 17%, Construction loans and Residential real estate loans increased $25.4 million, or 7%, and Commercial real estate increased $28.3 million, or 4%. See Item 1, Note 4 – Portfolio Loans for more information.

•
Deposits – Total deposits at June 30, 2016 were $3.0 billion, an increase of $243.6 million, or 9%, from December 31, 2015. Deposits increased from both core deposit gathering efforts and brokered sources to supplement and fund our loan growth.

•
Asset quality – Nonperforming loans were $12.8 million at June 30, 2016, compared to $9.1 million at December 31, 2015. Nonperforming loans represented 0.44% of portfolio loans at June 30, 2016 versus 0.33% at December 31, 2015. There were no portfolio loans that were over 90 days delinquent and still accruing at June 30, 2016 or December 31, 2015.

Provision for portfolio loan losses was $1.5 million for the six months ended June 30, 2016, compared to $3.7 million for the six months ended June 30, 2015. See Item 1, Note 4 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2016			2015
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,832,279	$29,377	4.17%	$2,450,453	$25,273	4.14%
Tax-exempt portfolio loans (2)	42,253	628	5.98	38,443	627	6.54
Purchased credit impaired loans	59,110	4,419	30.07	92,168	4,212	18.33
Total loans	2,933,642	34,424	4.72	2,581,064	30,112	4.68
Taxable investments in debt and equity securities	479,844	2,464	2.07	421,912	2,154	2.05
Non-taxable investments in debt and equity securities (2)	48,276	531	4.42	41,895	459	4.39
Short-term investments	45,039	58	0.52	51,423	38	0.30
Total securities and short-term investments	573,159	3,053	2.14	515,230	2,651	2.06
Total interest-earning assets	3,506,801	37,477	4.30	3,096,294	32,763	4.24
Noninterest-earning assets:
Cash and due from banks	56,662			48,599
Other assets	214,880			208,897
Allowance for loan losses	(44,151)			(43,212)
Total assets	$3,734,192			$3,310,578

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$582,482	$329	0.23%	$506,073	$279	0.22%
Money market accounts	1,029,122	1,013	0.40	879,685	672	0.31
Savings	103,564	63	0.24	86,860	54	0.25
Certificates of deposit	481,140	1,183	0.99	539,387	1,594	1.19
Total interest-bearing deposits	2,196,308	2,588	0.47	2,012,005	2,599	0.52
Subordinated debentures	56,807	361	2.56	56,807	308	2.18
Other borrowed funds	350,783	301	0.35	230,492	165	0.29
Total interest-bearing liabilities	2,603,898	3,250	0.50	2,299,304	3,072	0.54
Noninterest bearing liabilities:
Demand deposits	735,580			655,635
Other liabilities	28,582			24,640
Total liabilities	3,368,060			2,979,579
Shareholders' equity	366,132			330,999
Total liabilities & shareholders' equity	$3,734,192			$3,310,578
Net interest income		$34,227			$29,691
Net interest spread			3.80%			3.70%
Net interest margin			3.93%			3.85%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.4 million and $0.5 million for the three months ended June 30, 2016 and 2015 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2016 and 2015. The tax-equivalent adjustments were $0.4 million and $0.4 million for the three months ended June 30, 2016 and 2015.

	Six months ended June 30,
	2016			2015
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,786,733	$57,687	4.16%	$2,420,949	$49,498	4.12%
Tax-exempt portfolio loans (2)	41,542	1,288	6.24	38,424	1,252	6.57
Purchased credit impaired loans	64,071	8,310	26.08	94,670	9,209	19.62
Total loans	2,892,346	67,285	4.68	2,554,043	59,959	4.73
Taxable investments in debt and equity securities	472,567	4,923	2.09	420,371	4,353	2.09
Non-taxable investments in debt and equity securities (2)	48,836	1,069	4.40	42,429	939	4.46
Short-term investments	46,547	119	0.51	55,345	85	0.31
Total securities and short-term investments	567,950	6,111	2.16	518,145	5,377	2.09
Total interest-earning assets	3,460,296	73,396	4.27	3,072,188	65,336	4.29
Noninterest-earning assets:
Cash and due from banks	55,829			48,417
Other assets	215,623			213,596
Allowance for loan losses	(43,998)			(44,611)
Total assets	$3,687,750			$3,289,590

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$567,083	$635	0.23%	$495,457	$556	0.23%
Money market accounts	1,046,869	2,019	0.39	861,565	1,314	0.31
Savings	99,815	123	0.25	84,149	104	0.25
Certificates of deposit	432,616	2,202	1.02	532,974	3,185	1.21
Total interest-bearing deposits	2,146,383	4,979	0.47	1,974,145	5,159	0.53
Subordinated debentures	56,807	709	2.51	56,807	610	2.17
Other borrowed funds	366,616	594	0.33	252,137	409	0.33
Total interest-bearing liabilities	2,569,806	6,282	0.49	2,283,089	6,178	0.55
Noninterest bearing liabilities:
Demand deposits	725,165			655,367
Other liabilities	31,723			24,723
Total liabilities	3,326,694			2,963,179
Shareholders' equity	361,056			326,411
Total liabilities & shareholders' equity	$3,687,750			$3,289,590
Net interest income		$67,114			$59,158
Net interest spread			3.78%			3.74%
Net interest margin			3.90%			3.88%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.8 million and $0.9 million for the three months ended June 30, 2016 and 2015 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2016 and 2015. The tax-equivalent adjustments were $0.9 million and $0.8 million for the six months ended June 30, 2016 and 2015.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2016 compared to 2015
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$3,893	$211	$4,104	$7,696	$493	$8,189
Tax-exempt portfolio loans (3)	58	(57)	1	101	(65)	36
Purchased credit impaired loans	(1,857)	2,064	207	(3,459)	2,560	(899)
Taxable investments in debt and equity securities	292	18	310	556	14	570
Non-taxable investments in debt and equity securities (3)	69	3	72	143	(13)	130
Short-term investments	(5)	25	20	(16)	50	34
Total interest-earning assets	$2,450	$2,264	$4,714	$5,021	$3,039	$8,060

Interest paid on:
Interest-bearing transaction accounts	$42	$8	$50	$82	$(3)	$79
Money market accounts	125	216	341	318	387	705
Savings	10	(1)	9	20	(1)	19
Certificates of deposit	(163)	(248)	(411)	(546)	(437)	(983)
Subordinated debentures	—	53	53	—	99	99
Borrowed funds	98	38	136	187	(2)	185
Total interest-bearing liabilities	112	66	178	61	43	104
Net interest income	$2,338	$2,198	$4,536	$4,960	$2,996	$7,956
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

Net interest income (on a tax equivalent basis) was $34.2 million for the three months ended June 30, 2016, compared to $29.7 million for the same period of 2015, an increase of $4.5 million, or 15%. Total interest income increased $4.7 million and total interest expense increased $0.2 million. The tax-equivalent net interest margin was 3.93% for the second quarter of 2016, compared to 3.87% for the first quarter of 2016, and 3.85% in the second quarter of 2015, and combined with portfolio loan growth, supported the $4.7 million increase in net interest income. The yield on taxable portfolio loans increased three basis points from the prior year period to 4.17% for the three months ended June 30, 2016. The increase was due to an increase in yields on variable rate loans, aided by the Federal Reserve's raise in the targeted Fed Funds rate of 25 basis points, to a range of 0.25% to 0.50%, in December 2015. The run-off of higher yielding PCI loans continues to negatively impact net interest margin leading to a $1.9 million decrease in interest income due to volume for the three months ended June 30, 2016.

Net interest income was $67.1 million for the six months ended June 30, 2016, compared to $59.2 million for the same period of 2015, an increase of $8.0 million, or 13%. Total interest income increased $8.1 million and total interest expense increased $0.1 million. The tax-equivalent net interest margin was 3.90% for the six months ended June 30, 2016, compared to 3.88% for the same period of 2015. The yield on taxable portfolio loans increased four basis points from the prior year period to 4.16% for the six months ended June 30, 2016.

Core net interest margin1 was 3.53% for the six months ended June 30, 2016, compared to 3.46% for the prior year period.  Core net interest margin1 increased seven basis points from the prior year quarter primarily due to loan growth improving the earning asset mix, lower funding costs, and the aforementioned increase in the yield on portfolio loans.

These factors have been partially offset by reductions in PCI loan balances and the higher contractual rates associated with these loans. The Company continues to manage its balance sheet to grow core net interest income and expects to maintain core net interest margin over the coming quarters; however, pressure on funding costs and continued reductions in PCI loan balances could negate the expected trends in core net interest margin.

Purchased Credit Impaired "PCI" Contribution
The following table illustrates the non-core contribution of PCI loans and related assets for the periods indicated.

	For the Three Months ended		For the Six Months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Accelerated cash flows and other incremental accretion	$3,571	$3,003	$6,405	$6,461
Provision reversal for PCI loan losses	336	—	409	3,270
Gain (loss) on sale of other real estate	705	10	705	(5)
Other income from other real estate	239	—	239	—
Change in FDIC loss share receivable	—	(945)	—	(3,209)
Change in FDIC clawback liability	—	(50)	—	(462)
Other expenses	(325)	(378)	(652)	(849)
PCI assets income before income tax expense	$4,526	$1,640	$7,106	$5,206

Accelerated cash flows and other incremental accretion consists of the interest income on PCI loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At June 30, 2016, the remaining accretable yield on the portfolio was estimated to be $18 million and the non-accretable difference was approximately $23 million. Absent cash flow accelerations or pool impairment, the Company currently estimates average PCI loan balances for 2016 to be approximately $60 million, and income from accelerated cash flows and other incremental accretion to be between $9 million and $11 million.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended June 30,
(in thousands)	2016	2015	Increase (decrease)
Service charges on deposit accounts	$2,188	$1,998	$190	10%
Wealth management revenue	1,644	1,778	(134)	(8)%
Other service charges and fee income	952	840	112	13%
Gain on state tax credits, net	153	74	79	107%
Miscellaneous income - core	1,168	2,051	(883)	(43)%
Core noninterest income (1)	6,105	6,741	(636)	(9)%
Gain on sale of other real estate from PCI loans	705	10	695	6,950%
Change in FDIC loss share receivable	—	(945)	945	(100)%
Other income from PCI assets	239	—	239	—%
Total noninterest income	$7,049	$5,806	$1,243	21%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Six months ended June 30,
(in thousands)	2016	2015	Increase (decrease)
Service charges on deposit accounts	$4,231	$3,854	$377	10%
Wealth management revenue	3,306	3,518	(212)	(6)%
Other service charges and fee income	1,820	1,593	227	14%
Gain on state tax credits, net	671	748	(77)	(10)%
Gain on sale of other real estate - core	123	34	89	262%
Miscellaneous income - core	1,959	2,833	(874)	(31)%
Core noninterest income (1)	12,110	12,580	(470)	(4)%
Gain (loss) on sale of other real estate from PCI loans	705	(5)	710	(14,200)%
Gain on sale of investment securities	—	23	(23)	(100)%
Change in FDIC loss share receivable	—	(3,209)	3,209	(100)%
Other income from PCI assets	239	—	239	—%
Total noninterest income	$13,054	$9,389	$3,665	39%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $3.7 million, or 39% in the first six months of 2016 compared to the first six months of 2015, primarily from the impact of the Company's termination of FDIC loss share agreements in the fourth quarter of 2015. Core noninterest income1 declined 4% in the first six months of 2016 due to higher allocation fees from tax credit projects and higher fees earned from recoveries received during the first six months of 2015.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended June 30,
(in thousands)	2016	2015	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$12,185	$11,030	$1,155	10%
Occupancy - core	1,584	1,598	(14)	(1)%
Data processing - core	1,172	1,097	75	7%
FDIC and other insurance	738	665	73	11%
Professional fees - core	718	837	(119)	(14)%
Loan, legal and other real estate expense - core	218	490	(272)	(56)%
Other - core	3,831	3,313	518	16%
Core noninterest expense (1)	20,446	19,030	1,416	7%
FDIC clawback	—	50	(50)	(100)%
Executive severance	332	—	332	—%
Other non-core	250	—	250	—%
Other expenses related to PCI loans	325	378	(53)	(14)%
Total noninterest expense	$21,353	$19,458	$1,895	10%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Six months ended June 30,
(in thousands)	2016	2015	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$24,650	$22,280	$2,370	11%
Occupancy - core	3,241	3,265	(24)	(1)%
Data processing - core	2,261	2,097	164	8%
FDIC and other insurance	1,461	1,391	70	5%
Professional fees - core	1,402	1,809	(407)	(22)%
Loan, legal and other real estate expense - core	472	621	(149)	(24)%
Other - core	7,394	6,635	759	11%
Core noninterest expense (1)	40,881	38,098	2,783	7%
FDIC clawback	—	462	(462)	(100)%
Executive severance	332	—	332	—%
Other non-core	250	—	250	—%
Other expenses related to PCI loans	652	848	(196)	(23)%
Total noninterest expense	$42,115	$39,408	$2,707	7%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $42.1 million for the six months ended June 30, 2016, compared to $39.4 million for the six months ended June 30, 2015. The increase was partly due to an increase in Employee compensation and benefits from investments in revenue producers. Core noninterest expenses1, which exclude $0.3 million of executive severance, $0.3 million of other non-core expense and expenses directly related to PCI loans and related assets, increased $2.8 million to $40.9 million for the six months ended June 30, 2016, from $38.1 million for the prior year period. The increase was largely due to an increase in Employee compensation and benefits from the addition of client service personnel to facilitate growth.

The Company's Core efficiency ratio1 was 56.9% for the six months ended June 30, 2016, compared to 59.1% for the prior year, and reflects overall expense management and revenue growth trends. Core efficiency ratio is a non-GAAP measure. A reconciliation of Core efficiency ratio has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

The Company anticipates total noninterest expenses to be between $19.5 million and $21.5 million per quarter for 2016.

Income Taxes

The Company's income tax expense for the three and six months ended June 30, 2016, which includes both federal and state taxes, was $6.7 million and $12.6 million, respectively, compared to $4.8 million and $9.8 million, respectively, for the same periods of 2015. The combined federal and state effective income tax rate for the six months ended June 30, 2016 and 2015 was 35.1%.

Summary Balance Sheet

(in thousands)	June 30, 2016	December 31, 2015	Increase (decrease)
Total cash and cash equivalents	$110,296	$94,157	16,139	17.1%
Securities	521,028	495,484	25,544	5.2%
Portfolio loans	2,883,909	2,750,737	133,172	4.8%
Purchased credit impaired loans	56,529	74,758	(18,229)	(24.4)%
Total assets	3,761,665	3,608,483	153,182	4.2%
Deposits	3,028,236	2,784,591	243,645	8.7%
Total liabilities	3,390,036	3,257,654	132,382	4.1%
Total shareholders' equity	371,629	350,829	20,800	5.9%

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

(in thousands)	June 30, 2016	December 31, 2015	Increase (decrease)
Commercial and industrial	$1,540,457	$1,484,327	$56,130	3.8%
Commercial real estate - investor owned	466,713	428,064	38,649	9.0%
Commercial real estate - owner occupied	332,639	342,959	(10,320)	(3.0)%
Construction and land development	171,778	161,061	10,717	6.7%
Residential real estate	211,155	196,498	14,657	7.5%
Consumer and other	161,167	137,828	23,339	16.9%
Portfolio loans	2,883,909	2,750,737	133,172	4.8%
Purchased credit impaired loans	56,529	74,758	(18,229)	(24.4)%
Total loans	$2,940,438	$2,825,495	$114,943	4.1%

Portfolio loans grew by $133.2 million, to $2.9 billion at June 30, 2016, when compared to December 31, 2015. PCI loans totaled $56.5 million at June 30, 2016, a decrease of $18.2 million, or 24%, from December 31, 2015, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates loan growth with selected specialized lending detail:

(in thousands)	June 30, 2016	December 31, 2015	Increase (decrease)
Enterprise value lending	$353,915	$350,266	$3,649	1.0%
C&I - general	737,904	732,186	5,718	0.8%
Life insurance premium financing	295,643	265,184	30,459	11.5%
Tax credits	152,995	136,691	16,304	11.9%
CRE, Construction, and land development	971,130	932,084	39,046	4.2%
Residential	211,155	196,498	14,657	7.5%
Other	161,167	137,828	23,339	16.9%
Portfolio loans	$2,883,909	$2,750,737	$133,172	4.8%

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Allowance at beginning of period, for portfolio loans	$34,373	$30,288	$33,441	$30,185
Loans charged off:
Commercial and industrial	(157)	(1,578)	(225)	(3,062)
Real estate:
Commercial	—	(664)	—	(664)
Construction and land development	—	(350)	—	(350)
Residential	—	—	—	(1,073)
Consumer and other	(6)	(4)	(11)	(15)
Total loans charged off	(163)	(2,596)	(236)	(5,164)
Recoveries of loans previously charged off:
Commercial and industrial	502	420	555	1,189
Real estate:
Commercial	23	1,300	98	1,456
Construction and land development	8	115	14	175
Residential	36	87	70	113
Consumer and other	3	1	7	81
Total recoveries of loans	572	1,923	744	3,014
Net loan recoveries (chargeoffs)	409	(673)	508	(2,150)
Provision for portfolio loan losses	716	2,150	1,549	3,730
Allowance at end of period, for portfolio loans	$35,498	$31,765	$35,498	$31,765

Allowance at beginning of period, for purchased credit impaired loans	$9,569	$11,625	$10,175	$15,410
Loans charged off	(495)	(5)	(983)	(2)
Other	(187)	(26)	(232)	(544)
Net loan chargeoffs	(682)	(31)	(1,215)	(546)
Provision reversal for PCI loan losses	(336)	—	(409)	(3,270)
Allowance at end of period, for purchased credit impaired loans	$8,551	$11,594	$8,551	$11,594

Total allowance at end of period	$44,049	$43,359	$44,049	$43,359

Portfolio loans, average	$2,874,532	$2,482,291	$2,483,488	$2,255,180
Portfolio loans, ending	2,883,909	2,542,555	2,883,909	2,542,555
Net chargeoffs to average portfolio loans	(0.06)%	0.11%	(0.04)%	0.19%
Allowance for portfolio loan losses to loans	1.23	1.25	1.23	1.25

The provision for loan losses on portfolio loans for the six months ended June 30, 2016 was $1.5 million, compared to $3.7 million for the comparable 2015 period. The provision for loan losses for the six month period ended June 30, 2016 was primarily to provide for loan growth.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. There was $0.4 million of provision reversal for loan losses on PCI loans for the six months ended June 30, 2016, compared to provision reversal of $3.3 million for the comparable 2015 period.

The allowance for loan losses on portfolio loans was 1.23% of portfolio loans at June 30, 2016 compared to 1.25% at June 30, 2015. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio and coverage trends reflect relatively steady improvements in credit quality measures and classified loan levels. The reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to lower levels of nonperforming loans, as well as continued improvement in loss migration results.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Non-accrual loans	$10,493	$8,797	$16,751
Restructured loans	2,320	303	747
Total nonperforming loans (1)	12,813	9,100	17,498
Other real estate from originated loans	2,741	3,218	1,933
Other real estate from acquired loans	2,160	5,148	—
Total nonperforming assets (1) (2)	$17,714	$17,466	$19,431

Total assets	$3,761,665	$3,608,483	$3,371,078
Portfolio loans	2,883,909	2,750,737	2,542,555
Portfolio loans plus other real estate	2,888,810	2,759,103	2,544,488
Nonperforming loans to portfolio loans (1)	0.44%	0.33%	0.69%
Nonperforming assets to total loans plus other real estate (1) (2)	0.61	0.63	0.76
Nonperforming assets to total assets (1) (2)	0.47	0.48	0.58
Allowance for portfolio loans to nonperforming loans (1)	277%	367%	182%

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

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial and industrial	$4,748	$4,514	$5,998
Commercial real estate	248	1,105	3,026
Construction and land development	2,576	2,800	5,968
Residential real estate	670	681	2,506
Consumer and other	4,571	—	—
Total	$12,813	$9,100	$17,498

The increase in Nonperforming loans was primarily due to the increase in the Consumer and other loans category which consists of one tax credit relationship for a multifamily property.

The following table summarizes the changes in nonperforming loans:

	Six months ended June 30,
(in thousands)	2016	2015
Nonperforming loans beginning of period	$9,100	$22,244
Additions to nonaccrual loans	7,555	16,100
Additions to restructured loans	2,320	—
Chargeoffs	(35)	(5,297)
Other principal reductions	(4,932)	(14,523)
Moved to other real estate	(283)	(450)
Moved to performing	(912)	(576)
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming loans end of period	$12,813	$17,498

Nonperforming loans at June 30, 2016 increased by $3.7 million, or 41%, when compared to December 31, 2015, and decreased by $4.7 million, or 27%, when compared to June 30, 2015.

Other real estate
Other real estate at June 30, 2016, was $4.9 million, compared to $9.8 million at June 30, 2015.

The following table summarizes the changes in Other real estate:

	Six months ended June 30,
(in thousands)	2016	2015
Other real estate beginning of period	$8,366	$7,840
Additions and expenses capitalized to prepare property for sale	2,203	5,998
Writedowns in value	—	(295)
Sales	(5,668)	(3,701)
Other real estate end of period	$4,901	$9,842

Writedowns in fair value are recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In the six months ended June 30, 2016, the Company realized a net gain of $0.8 million from the sales of other real estate, primarily from the sale of a property related to PCI loans, and recorded these gains as part of Noninterest income.

Liabilities

Liabilities totaled $3.4 billion at June 30, 2016, compared to $3.3 billion at December 31, 2015. The increase in liabilities was largely due to a $244 million increase in total deposits, offset by a decrease of $32 million in Federal Home Loan Bank advances and a decrease of $70 million in other borrowings.

Deposits

(in thousands)	June 30, 2016	December 31, 2015	Increase (decrease)
Demand deposits	$753,173	$717,460	35,713	5.0%
Interest-bearing transaction accounts	628,505	564,420	64,085	11.4%
Money market accounts	1,019,304	1,053,662	(34,358)	(3.3)%
Savings	105,224	92,861	12,363	13.3%
Certificates of deposit:
Brokered	166,507	39,573	126,934	320.8%
Other	355,523	316,615	38,908	12.3%
Total deposits	$3,028,236	$2,784,591	243,645	8.7%

Non-time deposits / total deposits	83%	87%
Demand deposits / total deposits	25%	26%

Total deposits at June 30, 2016 were $3.0 billion, an increase of $244 million, or 9%, from December 31, 2015. The increase in deposits within our brokered certificates of deposit was to provide for loan growth in the year. The composition of our noninterest bearing deposits remained relatively stable at 25% of total deposits at June 30, 2016 compared to December 31, 2015. Lower rates on time deposit balances and a change in composition modestly improved deposit costs during the first six months of 2016 to 0.35%, as compared to 0.40% for the same period in 2015.

Core deposits, defined as total deposits excluding time deposits, were $2.5 billion at June 30, 2016, an increase of $78 million, or 3%, from December 31, 2015.

Shareholders' Equity

Shareholders' equity totaled $372 million at June 30, 2016, an increase of $20.8 million from December 31, 2015. Significant activity during the six months ended June 30, 2016 was as follows:

•	Net income of $23.4 million,

•	Other comprehensive income of $5.3 million from the change in unrealized gains on investment securities,

•	Repurchase of 179,018 common shares for $4.7 million,

•	Dividends paid on common shares of $3.8 million.

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

The parent company currently has a senior unsecured revolving credit agreement ("Revolving Agreement") with another bank allowing for borrowings up to $20 million. As of June 30, 2016, there are no outstanding balances under the Revolving Agreement. Additionally, the Company received two quarterly dividends from the Bank of $2.5 million each as part of the Company's ongoing capital management.  Management believes the current level of cash at the holding company of $7.0 million will be sufficient to meet projected cash needs for at least the next year.

As of June 30, 2016, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2016 the Bank has borrowing capacity of $310.7 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $889.9 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with five correspondent banks totaling $60.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $478.5 million of the securities available for sale at June 30, 2016, $336.8 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $141.7 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.1 billion in unused commitments as of June 30, 2016. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of June 30, 2016, and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2016. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	June 30, 2016	December 31, 2015	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.16%	11.85%	10.00%
Tier 1 capital to risk-weighted assets	10.92%	10.61%	8.00%
Common equity tier 1 capital to risk-weighted assets	9.38%	9.05%	6.50%
Leverage ratio (Tier 1 capital to average assets)	10.53%	10.71%	5.00%
Tangible common equity to tangible assets[1]	9.08%	8.88%	N/A
Tier 1 capital	$389,978	$374,676
Total risk-based capital	434,102	418,367

[1] Not a required regulatory capital ratio

The Company believes the tangible common equity ratio and the common equity tier 1 capital ratio are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

Use of Non-GAAP Financial Measures:

The Company's accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as Core net income and net interest margin, and other Core performance measures, regulatory capital ratios, and the tangible common equity ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
The Company considers its Core performance measures presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of PCI loans and related income and expenses, the impact of certain non-comparable items, and the Company's operating performance on an ongoing basis. Core performance measures include contractual interest on PCI loans, but exclude incremental accretion on these loans. Core performance measures also exclude the Change in FDIC receivable, Gain or loss on sale of other real estate from PCI loans, and expenses directly related to PCI loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. The Company believes that the tangible common equity ratio provides useful information to investors about the Company's capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.
The Company believes these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding the Company's performance and capital strength. The Company's management uses, and believes that investors benefit from referring to, these non-GAAP measures and ratios in assessing the Company's operating results and related trends and when forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In the following tables, the Company has provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Core Performance Measures

	For the Three Months ended			For the Six Months ended
(in thousands)	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
CORE PERFORMANCE MEASURES
Net interest income	$33,783	$32,428	$29,280	$66,211	$58,325
Less: Incremental accretion income	3,571	2,834	3,003	6,405	6,461
Core net interest income	30,212	29,594	26,277	59,806	51,864

Total noninterest income	7,049	6,005	5,806	13,054	9,389
Less: Change in FDIC loss share receivable	—	—	(945)	—	(3,209)
Less (plus): Gain (loss) on sale of other real estate from PCI loans	705	—	10	705	(5)
Less: Gain on sale of investment securities	—	—	—	—	23
Less: Other income from PCI assets	239	—	—	239	—
Core noninterest income	6,105	6,005	6,741	12,110	12,580

Total core revenue	36,317	35,599	33,018	71,916	64,444

Provision for portfolio loans	716	833	2,150	1,549	3,730

Total noninterest expense	21,353	20,762	19,458	42,115	39,408
Less: FDIC clawback	—	—	50	—	462
Less: Other expenses related to PCI loans	325	327	378	652	848
Less: Executive severance	332	—	—	332	—
Less: Other non-core expense	250	—	—	250	—
Core noninterest expense	20,446	20,435	19,030	40,881	38,098

Core income before income tax expense	15,155	14,331	11,838	29,486	22,616

Total income tax expense	6,747	5,886	4,762	12,633	9,784
Less: Non-core income tax expense	1,510	989	628	2,499	2,003
Core income tax expense	5,237	4,897	4,134	10,134	7,781
Core net income	$9,918	$9,434	$7,704	$19,352	$14,835

Core earnings per share	$0.49	$0.47	$0.38	$0.96	$0.74
Core return on average assets	1.07%	1.04%	0.93%	1.06%	0.91%
Core return on average common equity	10.89%	10.66%	9.34%	10.78%	9.17%
Core return on average tangible common equity	11.98%	11.76%	10.41%	11.87%	10.24%
Core efficiency ratio	56.30%	57.40%	57.64%	56.85%	59.12%

Net Interest Margin to Core Net Interest Margin (fully tax equivalent)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net interest income	$34,227	$29,691	$67,114	$59,158
Less: Incremental accretion income	3,571	3,003	6,405	6,461
Core net interest income	$30,656	$26,688	$60,709	$52,697

Average earning assets	$3,506,801	$3,096,294	$3,460,296	$3,072,188
Reported net interest margin	3.93%	3.85%	3.90%	3.88%
Core net interest margin	3.52%	3.46%	3.53%	3.46%

Tangible common equity ratio

(in thousands)	June 30, 2016	December 31, 2015
Total shareholders' equity	$371,629	$350,829
Less: Goodwill	30,334	30,334
Less: Intangible assets	2,589	3,075
Tangible common equity	$338,706	$317,420

Total assets	$3,761,665	$3,608,483
Less: Goodwill	30,334	30,334
Less: Intangible assets	2,589	3,075
Tangible assets	$3,728,742	$3,575,074

Tangible common equity to tangible assets	9.08%	8.88%

Common equity tier 1 ratio

(in thousands)	June 30, 2016	December 31, 2015
Total shareholders' equity	$371,629	$350,829
Less: Goodwill	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities	958	759
Less: Unrealized gains	5,517	218
Plus: Qualifying trust preferred securities	55,100	55,100
Plus: Other	58	58
Total tier 1 capital	389,978	374,676
Less: Qualifying trust preferred securities	55,100	55,100
Less: Other	35	23
Common equity tier 1 capital	$334,843	$319,553

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$3,570,437	$3,530,521

Common equity tier 1 capital to risk-weighted assets	9.38%	9.05%

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	8.2%
+ 200 bp	5.7%
+ 100 bp	3.0%
- 100 bp	-3.4%

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At June 30, 2016, the Company had $3.5 million in notional amount of outstanding interest rate caps, to help manage interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2016. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2016.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2016 through April 30, 2016	—	$—	—	1,839,900
May 1, 2016 through May 31, 2016	—	—	—	1,839,900
June 1, 2016 through June 30, 2016	18,918	26.46	18,918	1,820,982
Total	18,918	$26.46	18,918

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

10.1	Employment separation and release agreement dated effective July 23, 2016 by and between Registrant and Frank H. Sanfilippo

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of July 29, 2016.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer