Form 10-Q
period 2016-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2016-10-25
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2016.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of October 19, 2016, the Registrant had 20,011,401 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$56,789	$47,935
Federal funds sold	488	91
Interest-bearing deposits (including $1,870 and $1,320 pledged as collateral)	61,222	46,131
Total cash and cash equivalents	118,499	94,157
Interest-bearing deposits greater than 90 days	1,980	1,000
Securities available for sale	479,609	451,770
Securities held to maturity	41,031	43,714
Loans held for sale	7,663	6,598
Portfolio loans	3,037,705	2,750,737
Less: Allowance for loan losses	37,498	33,441
Portfolio loans, net	3,000,207	2,717,296
Purchased credit impaired loans, net of the allowance for loan losses ($6,433 and $10,175, respectively)	41,016	64,583
Total loans, net	3,041,223	2,781,879
Other real estate	2,959	8,366
Other investments, at cost	19,789	17,455
Fixed assets, net	14,498	14,842
Accrued interest receivable	8,526	8,399
State tax credits held for sale, including $4,801 and $5,941 carried at fair value, respectively	44,180	45,850
Goodwill	30,334	30,334
Intangible assets, net	2,357	3,075
Other assets	96,996	101,044
Total assets	$3,909,644	$3,608,483

Liabilities and Shareholders' Equity
Demand deposits	$762,155	$717,460
Interest-bearing transaction accounts	633,100	564,420
Money market accounts	1,131,997	1,053,662
Savings	109,728	92,861
Certificates of deposit:
Brokered	137,592	39,573
Other	350,253	316,615
Total deposits	3,124,825	2,784,591
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	129,000	110,000
Other borrowings	190,022	270,326
Accrued interest payable	648	629
Other liabilities	27,244	35,301
Total liabilities	3,528,546	3,257,654

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,249,711 and 20,093,119 shares issued, respectively	203	201
Treasury stock, at cost; 261,718 and 76,000 shares, respectively	(6,632)	(1,743)
Additional paid in capital	212,091	210,589
Retained earnings	170,768	141,564
Accumulated other comprehensive income	4,668	218
Total shareholders' equity	381,098	350,829
Total liabilities and shareholders' equity	$3,909,644	$3,608,483
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$34,442	$30,626	$101,233	$90,109
Interest on debt securities:
Taxable	2,410	2,176	7,194	6,434
Nontaxable	322	298	982	880
Interest on interest-bearing deposits	67	68	186	153
Dividends on equity securities	52	12	191	107
Total interest income	37,293	33,180	109,786	97,683
Interest expense:
Interest-bearing transaction accounts	332	293	967	849
Money market accounts	1,143	822	3,162	2,136
Savings accounts	68	58	191	162
Certificates of deposit	1,319	1,543	3,521	4,728
Subordinated debentures	369	314	1,078	924
Federal Home Loan Bank advances	126	9	499	82
Notes payable and other borrowings	106	135	327	471
Total interest expense	3,463	3,174	9,745	9,352
Net interest income	33,830	30,006	100,041	88,331
Provision for portfolio loan losses	3,038	599	4,587	4,329
Provision reversal for purchased credit impaired loan losses	(1,194)	(227)	(1,603)	(3,497)
Net interest income after provision for loan losses	31,986	29,634	97,057	87,499
Noninterest income:
Service charges on deposit accounts	2,200	2,044	6,431	5,898
Wealth management revenue	1,694	1,773	5,000	5,291
Other service charges and fee income	1,007	871	2,827	2,464
Gain on state tax credits, net	228	321	899	1,069
Gain (loss) on sale of other real estate	(226)	32	602	61
Gain on sale of investment securities	86	—	86	23
Change in FDIC loss share receivable	—	(1,241)	—	(4,450)
Miscellaneous income	1,987	929	4,185	3,762
Total noninterest income	6,976	4,729	20,030	14,118
Noninterest expense:
Employee compensation and benefits	12,091	11,475	37,398	34,262
Occupancy	1,705	1,605	4,997	4,920
Data processing	1,150	1,138	3,441	3,295
FDIC and other insurance	780	654	2,241	2,045
Professional fees	757	800	2,160	2,626
Loan legal and other real estate expense	416	530	1,126	1,356
FDIC clawback	—	298	—	760
Other	3,915	3,432	11,566	10,076
Total noninterest expense	20,814	19,932	62,929	59,340

Income before income tax expense	18,148	14,431	54,158	42,277
Income tax expense	6,316	4,722	18,949	14,506
Net income	$11,832	$9,709	$35,209	$27,771

Earnings per common share
Basic	$0.59	$0.49	$1.76	$1.39
Diluted	0.59	0.48	1.74	1.37
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$11,832	$9,709	$35,209	$27,771
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $(494) and $1,070, and for nine months of $2,795 and $793, respectively	(796)	1,724	4,503	1,306
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $33 and $0, and for nine months of $33 and $9, respectively	(53)	—	(53)	(14)
Total other comprehensive income (loss)	(849)	1,724	4,450	1,292
Total comprehensive income	$10,983	$11,433	$39,659	$29,063

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2016	$—	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	—	—	—	—	35,209	—	35,209
Other comprehensive income	—	—	—	—	—	4,450	4,450
Cash dividends paid on common shares, $0.30 per share	—	—	—	—	(6,005)	—	(6,005)
Repurchase of common shares	—	—	(4,889)	—	—	—	(4,889)
Issuance under equity compensation plans, 156,592 shares, net	—	2	—	(1,652)	—	—	(1,650)
Share-based compensation	—	—	—	2,410	—	—	2,410
Excess tax benefit related to equity compensation plans	—	—	—	744	—	—	744
Balance September 30, 2016	$—	$203	$(6,632)	$212,091	$170,768	$4,668	$381,098

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2015	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	—	27,771	—	27,771
Other comprehensive income	—	—	—	—	—	1,292	1,292
Cash dividends paid on common shares, $0.183 per share	—	—	—	—	(3,654)	—	(3,654)
Issuance under equity compensation plans, 121,646 shares, net	—	1	—	(832)	—	—	(831)
Share-based compensation	—	—	—	2,588	—	—	2,588
Excess tax benefit related to equity compensation plans	—	—	—	156	—	—	156
Balance September 30, 2015	$—	$200	$(1,743)	$209,643	$132,490	$2,973	$343,563

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$35,209	$27,771
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,628	1,510
Provision for loan losses	2,984	832
Deferred income taxes	3,881	1,937
Net amortization of debt securities	2,350	2,473
Amortization of intangible assets	718	842
Gain on sale of investment securities	(86)	(23)
Mortgage loans originated for sale	(117,975)	(95,744)
Proceeds from mortgage loans sold	117,639	95,814
Gain on sale of other real estate	(602)	(61)
Gain on state tax credits, net	(899)	(1,069)
Excess tax benefit of share-based compensation	(744)	(156)
Share-based compensation	2,410	2,588
Valuation adjustment on other real estate	1	82
Net accretion of loan discount and indemnification asset	(8,165)	(4,894)
Changes in:
Accrued interest receivable	(127)	(703)
Accrued interest payable	19	(63)
Other assets	(2,101)	4,851
Other liabilities	(8,057)	4,024
Net cash provided by operating activities	28,083	40,011
Cash flows from investing activities:
Net increase in loans	(256,706)	(152,970)
Net cash proceeds received from FDIC loss share receivable	—	1,725
Proceeds from the sale of securities, available for sale	2,493	41,069
Proceeds from the paydown or maturity of securities, available for sale	46,017	40,230
Proceeds from the paydown or maturity of securities, held to maturity	2,592	1,848
Proceeds from the redemption of other investments	44,968	29,362
Proceeds from the sale of state tax credits held for sale	4,918	5,353
Proceeds from the sale of other real estate	8,072	5,662
Payments for the purchase/origination of:
Available for sale debt and equity securities	(71,309)	(150,934)
Other investments	(48,283)	(23,931)
State tax credits held for sale	(2,349)	(14,004)
Fixed assets	(1,284)	(1,152)
Net cash used in investing activities	(270,871)	(217,742)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	44,695	48,828
Net increase in interest-bearing deposit accounts	295,539	273,625
Proceeds from Federal Home Loan Bank advances	1,309,000	635,900
Repayments of Federal Home Loan Bank advances	(1,290,000)	(704,900)
Repayments of notes payable	—	(900)
Net decrease in other borrowings	(80,304)	(44,299)
Cash dividends paid on common stock	(6,005)	(3,654)
Excess tax benefit of share-based compensation	744	156
Payments for the repurchase of common stock	(4,889)	—
Issuance of common stock, net	(1,650)	(831)
Net cash provided by financing activities	267,130	203,925
Net increase in cash and cash equivalents	24,342	26,194
Cash and cash equivalents, beginning of period	94,157	100,696
Cash and cash equivalents, end of period	$118,499	$126,890
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,726	$9,415
Income taxes	19,868	8,763
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$2,683	$6,604
Sales of other real estate financed	140	—

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income as reported	$11,832	$9,709	$35,209	$27,771

Weighted average common shares outstanding	19,997	19,995	20,002	19,970
Additional dilutive common stock equivalents	227	266	229	266
Weighted average diluted common shares outstanding	20,224	20,261	20,231	20,236

Basic earnings per common share:	$0.59	$0.49	$1.76	$1.39
Diluted earnings per common share:	$0.59	$0.48	$1.74	$1.37

For the three and nine months ended September 30, 2016 and 2015, the amount of common stock equivalents excluded from the earnings per share calculations because their effect was anti-dilutive was zero, and 0.1 million common stock equivalents, respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	September 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$97,745	$1,313	$—	$99,058
Obligations of states and political subdivisions	37,132	1,511	(307)	38,336
Agency mortgage-backed securities	336,693	5,826	(304)	342,215
Total securities available for sale	$471,570	$8,650	$(611)	$479,609
Held to maturity securities:
Obligations of states and political subdivisions	$14,777	$359	$(2)	$15,134
Agency mortgage-backed securities	26,254	830	—	27,084
Total securities held to maturity	$41,031	$1,189	$(2)	$42,218

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$98,699	$309	$—	$99,008
Obligations of states and political subdivisions	40,700	1,343	(342)	41,701
Agency mortgage-backed securities	311,516	2,046	(2,501)	311,061
Total securities available for sale	$450,915	$3,698	$(2,843)	$451,770
Held to maturity securities:
Obligations of states and political subdivisions	$14,831	$63	$(50)	$14,844
Agency mortgage-backed securities	28,883	—	(286)	28,597
Total securities held to maturity	$43,714	$63	$(336)	$43,441

At September 30, 2016, and December 31, 2015, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $321.5 million and $334.4 million at September 30, 2016, and December 31, 2015, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$52,384	$52,637	$—	$—
Due after one year through five years	70,128	72,153	8,189	8,356
Due after five years through ten years	8,836	9,328	6,588	6,778
Due after ten years	3,529	3,276	—	—
Agency mortgage-backed securities	336,693	342,215	26,254	27,084
	$471,570	$479,609	$41,031	$42,218

The following table represents a summary of investment securities that had an unrealized loss:

	September 30, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$3,566	$309	$3,566	$309
Agency mortgage-backed securities	6,654	11	13,379	293	20,033	304
	$6,654	$11	$16,945	$602	$23,599	$613

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$2,199	$12	$9,395	$380	$11,594	$392
Agency mortgage-backed securities	189,229	2,050	21,020	737	210,249	2,787
	$191,428	$2,062	$30,415	$1,117	$221,843	$3,179

The unrealized losses at both September 30, 2016, and December 31, 2015, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2016, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Gross gains realized	$86	$—	$86	$63
Gross losses realized	—	—	—	(40)
Proceeds from sales	2,493	—	2,493	41,069

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Commercial and industrial	$1,598,815	$1,484,327
Real estate:
Commercial - investor owned	515,055	428,064
Commercial - owner occupied	340,916	342,959
Construction and land development	188,856	161,061
Residential	233,960	196,498
Total real estate loans	1,278,787	1,128,582
Consumer and other	160,535	137,537
Portfolio loans	3,038,137	2,750,446
Unearned loan fees, net	(432)	291
Portfolio loans, including unearned loan fees	$3,037,705	$2,750,737

A summary of the activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through September 30, 2016, and at December 31, 2015, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2015	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Provision (provision reversal) for loan losses	1,120	(116)	80	(65)	11	(197)	833
Losses charged off	(68)	—	—	—	—	(5)	(73)
Recoveries	53	7	68	6	34	4	172
Balance at March 31, 2016	$23,161	$3,375	$3,117	$1,645	$1,841	$1,234	$34,373
Provision (provision reversal) for loan losses	302	(27)	(541)	(434)	(80)	1,496	716
Losses charged off	(157)	—	—	—	—	(6)	(163)
Recoveries	502	8	15	8	36	3	572
Balance at June 30, 2016	$23,808	$3,356	$2,591	$1,219	$1,797	$2,727	$35,498
Provision (provision reversal) for loan losses	3,575	10	94	(730)	168	(79)	3,038
Losses charged off	(2,044)	—	—	—	(25)	(4)	(2,073)
Recoveries	69	8	17	913	26	2	1,035
Balance at September 30, 2016	$25,408	$3,374	$2,702	$1,402	$1,966	$2,646	$37,498

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance September 30, 2016
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$3,785	$—	$—	$158	$3	$1,855	$5,801
Collectively evaluated for impairment	21,623	3,374	2,702	1,244	1,963	791	31,697
Total	$25,408	$3,374	$2,702	$1,402	$1,966	$2,646	$37,498
Loans - Ending balance:
Individually evaluated for impairment	$13,414	$252	$1,666	$1,907	$124	$4,499	$21,862
Collectively evaluated for impairment	1,585,401	514,803	339,250	186,949	233,836	155,604	3,015,843
Total	$1,598,815	$515,055	$340,916	$188,856	$233,960	$160,103	$3,037,705

Balance December 31, 2015
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$1,953	$—	$6	$369	$7	$—	$2,335
Collectively evaluated for impairment	20,103	3,484	2,963	1,335	1,789	1,432	31,106
Total	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Loans - Ending balance:
Individually evaluated for impairment	$4,514	$921	$1,962	$2,800	$681	$—	$10,878
Collectively evaluated for impairment	1,479,813	427,143	340,997	158,261	195,817	137,828	2,739,859
Total	$1,484,327	$428,064	$342,959	$161,061	$196,498	$137,828	$2,750,737

A summary of Portfolio loans individually evaluated for impairment by category at September 30, 2016 and December 31, 2015, is as follows:

	September 30, 2016
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$14,895	$136	$13,134	$13,270	$3,785	$15,666
Real estate loans:
Commercial - investor owned	252	253	—	253	—	250
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	1,907	1,920	358	2,278	158	2,403
Residential	149	65	64	129	3	652
Consumer and other	4,499	—	4,508	4,508	1,855	4,598
Total	$21,702	$2,374	$18,064	$20,438	$5,801	$23,569

	December 31, 2015
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$5,554	$509	$4,204	$4,713	$1,953	$6,970
Real estate loans:
Commercial - investor owned	927	927	—	927	—	970
Commercial - owner occupied	329	85	113	198	6	301
Construction and land development	4,349	2,914	530	3,444	369	3,001
Residential	705	637	68	705	7	682
Consumer and other	—	—	—	—	—	—
Total	$11,864	$5,072	$4,915	$9,987	$2,335	$11,924

The following table presents details for past due and impaired loans:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Total interest income that would have been recognized under original terms	$226	$369	$703	$913
Total cash received and recognized as interest income on non-accrual loans	203	81	253	206
Total interest income recognized on impaired loans	32	4	63	31

There were no loans over 90 days past due and still accruing interest at September 30, 2016 or December 31, 2015.

The recorded investment in impaired Portfolio loans by category at September 30, 2016 and December 31, 2015, is as follows:

	September 30, 2016
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$10,959	$2,311	$—	$13,270
Real estate:
Commercial - investor owned	253	—	—	253
Commercial - owner occupied	—	—	—	—
Construction and land development	2,258	20	—	2,278
Residential	129	—	—	129
Consumer and other	4,508	—	—	4,508
Total	$18,107	$2,331	$—	$20,438

	December 31, 2015
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$4,406	$307	$—	$4,713
Real estate:
Commercial - investor owned	927	—	—	927
Commercial - owner occupied	198	—	—	198
Construction and land development	3,444	—	—	3,444
Residential	705	—	—	705
Consumer and other	—	—	—	—
Total	$9,680	$307	$—	$9,987

The recorded investment by category for the Portfolio loans that have been restructured during the three and nine months ended September 30, 2016 and 2015, is as follows:

	Three months ended September 30, 2016			Three months ended September 30, 2015
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—
Real estate:
Commercial - investor owned	—	—	—	—	—	—
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	—	$—	$—

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	2	$2,341	$2,341	—	$—	$—
Real estate:
Commercial - investor owned	1	248	248	—	—	—
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	1	20	20	—	—	—
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	4	$2,609	$2,609	—	$—	$—

The restructured loans resulted from deferral of principal and extending the term to maturity. As of September 30, 2016, the Company had $1.2 million specific reserves allocated to loans that have been restructured. There were no Portfolio loans restructured that subsequently defaulted during the three and nine months ended September 30, 2016 or 2015.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at September 30, 2016 and December 31, 2015 is shown below.

	September 30, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$364	$364	$1,598,451	$1,598,815
Real estate:
Commercial - investor owned	136	—	136	514,919	515,055
Commercial - owner occupied	225	—	225	340,691	340,916
Construction and land development	—	1,529	1,529	187,327	188,856
Residential	73	60	133	233,827	233,960
Consumer and other	—	—	—	160,103	160,103
Total	$434	$1,953	$2,387	$3,035,318	$3,037,705

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$505	$888	$1,393	$1,482,934	$1,484,327
Real estate:
Commercial - investor owned	464	—	464	427,600	428,064
Commercial - owner occupied	94	184	278	342,681	342,959
Construction and land development	384	2,273	2,657	158,404	161,061
Residential	70	681	751	195,747	196,498
Consumer and other	20	—	20	137,808	137,828
Total	$1,537	$4,026	$5,563	$2,745,174	$2,750,737

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at September 30, 2016, which is based upon the most recent analysis performed, and December 31, 2015 is as follows:

	September 30, 2016
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,457,729	$63,572	$77,514	$—	$1,598,815
Real estate:
Commercial - investor owned	501,228	9,549	4,278	—	515,055
Commercial - owner occupied	311,427	25,369	4,120	—	340,916
Construction and land development	179,515	6,050	3,291	—	188,856
Residential	226,287	4,224	3,449	—	233,960
Consumer and other	153,458	711	5,934	—	160,103
Total	$2,829,644	$109,475	$98,586	$—	$3,037,705

	December 31, 2015
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,356,864	$90,370	$37,093	$—	$1,484,327
Real estate:
Commercial - investor owned	403,820	18,868	5,376	—	428,064
Commercial - owner occupied	314,791	24,727	3,441	—	342,959
Construction and land development	146,601	10,114	4,346	—	161,061
Residential	188,269	5,138	3,091	—	196,498
Consumer and other	131,060	721	6,047	—	137,828
Total	$2,541,405	$149,938	$59,394	$—	$2,750,737

NOTE 5 - PURCHASED CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	5.84	$3,282	6.70	$3,863
Real estate:
Commercial - investor owned	6.94	14,595	6.98	25,272
Commercial - owner occupied	6.34	12,417	6.30	19,414
Construction and land development	5.67	4,919	6.28	6,838
Residential	5.66	12,173	5.44	19,287
Total real estate loans		44,104		70,811
Consumer and other	1.54	63	1.89	84
Purchased credit impaired loans		$47,449		$74,758
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at September 30, 2016 and December 31, 2015 is shown below:

	September 30, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$805	$—	$805	$2,477	$3,282
Real estate:
Commercial - investor owned	—	—	—	14,595	14,595
Commercial - owner occupied	229	—	229	12,188	12,417
Construction and land development	—	—	—	4,919	4,919
Residential	84	55	139	12,034	12,173
Consumer and other	—	—	—	63	63
Total	$1,118	$55	$1,173	$46,276	$47,449

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,863	$3,863
Real estate:
Commercial - investor owned	2,342	3,661	6,003	19,269	25,272
Commercial - owner occupied	731	—	731	18,683	19,414
Construction and land development	—	—	—	6,838	6,838
Residential	1,594	130	1,724	17,563	19,287
Consumer and other	4	—	4	80	84
Total	$4,671	$3,791	$8,462	$66,296	$74,758

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the nine months ended September 30, 2016 and 2015.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2016	$116,689	$26,765	$25,341	$64,583
Principal reductions and interest payments	(20,417)	—	—	(20,417)
Accretion of loan discount	—	—	(4,984)	4,984
Changes in contractual and expected cash flows due to remeasurement	9,194	975	(1,043)	9,262
Reductions due to disposals	(27,888)	(6,779)	(3,713)	(17,396)
Balance September 30, 2016	$77,578	$20,961	$15,601	$41,016

Balance January 1, 2015	$178,145	$65,719	$28,733	$83,693
Principal reductions and interest payments	(19,315)	—	—	(19,315)
Accretion of loan discount	—	—	(8,604)	8,604
Changes in contractual and expected cash flows due to remeasurement	(5,731)	(26,797)	9,233	11,833
Reductions due to disposals	(19,734)	(4,183)	(3,133)	(12,418)
Balance September 30, 2015	$133,365	$34,739	$26,229	$72,397

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $64.6 million and $98.6 million as of September 30, 2016, and December 31, 2015, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2016, there were $0.5 million unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2016, and December 31, 2015, are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$1,086,372	$1,140,028
Standby letters of credit	64,360	54,648

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2016, and December 31, 2015, approximately $108 million and $94 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include $0.3 million for estimated losses attributable to the unadvanced commitments at September 30, 2016 and December 31, 2015.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 5 years at September 30, 2016.

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

Risk Management Instruments. The Company enters into interest rate caps in order to economically hedge changes in fair value of State tax credits held for sale. See Note 8 – Fair Value Measurements for further discussion on the fair value of state tax credits. The notional amount of the derivative instruments used to manage risk was $3.5 million at September 30, 2016 and December 31, 2015, and the fair value was zero in both periods.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Non-designated hedging instruments
Interest rate swap contracts	$171,792	$153,630	$2,099	$1,155	$2,099	$1,155

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three and nine months ended September 30, 2016 and 2015, the gains and losses offset each other due to the Company's hedging of the client swaps with other bank counterparties.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,058	$—	$99,058
Obligations of states and political subdivisions	—	35,242	3,094	38,336
Residential mortgage-backed securities	—	342,215	—	342,215
Total securities available for sale	$—	$476,515	$3,094	$479,609
State tax credits held for sale	—	—	4,801	4,801
Derivative financial instruments	—	2,099	—	2,099
Total assets	$—	$478,614	$7,895	$486,509

Liabilities
Derivative financial instruments	$—	$2,099	$—	$2,099
Total liabilities	$—	$2,099	$—	$2,099

	December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,008	$—	$99,008
Obligations of states and political subdivisions	—	38,624	3,077	41,701
Residential mortgage-backed securities	—	311,061	—	311,061
Total securities available for sale	$—	$448,693	$3,077	$451,770
State tax credits held for sale	—	—	5,941	5,941
Derivative financial instruments	—	1,155	—	1,155
Total assets	$—	$449,848	$9,018	$458,866

Liabilities
Derivative financial instruments	$—	$1,155	$—	$1,155
Total liabilities	$—	$1,155	$—	$1,155

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At September 30, 2016, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
State tax credits held for sale. At September 30, 2016, of the $44.2 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $4.8 million were carried at fair value. The remaining $39.4 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of September 30, 2016 and 2015.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarter ended September 30, 2016 or 2015.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarter ended September 30, 2016 and 2015.

	Securities available for sale, at fair value
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$3,093	$3,070	$3,077	$3,059
Total gains:
Included in other comprehensive income	1	7	17	18
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Ending balance	$3,094	$3,077	$3,094	$3,077

Change in unrealized gains relating to assets still held at the reporting date	$1	$7	$17	$18

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$4,774	$9,965	$5,941	$11,689
Total gains:
Included in earnings	27	124	144	318
Purchases, sales, issuances and settlements:
Sales	—	—	(1,284)	(1,918)
Ending balance	$4,801	$10,089	$4,801	$10,089

Change in unrealized gains (losses) relating to assets still held at the reporting date	$27	$124	$(237)	$(186)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of September 30, 2016.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended September 30, 2016	Total losses for the nine months ended September 30, 2016
Impaired loans	$357	$—	$—	$357	$2,073	$2,309
Other real estate	—	—	—	—	—	1
Total	$357	$—	$—	$357	$2,073	$2,310

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$56,789	$56,789	$47,935	$47,935
Federal funds sold	488	488	91	91
Interest-bearing deposits	63,202	63,202	47,131	47,131
Securities available for sale	479,609	479,609	451,770	451,770
Securities held to maturity	41,031	42,218	43,714	43,441
Other investments, at cost	19,789	19,789	17,455	17,455
Loans held for sale	7,663	7,663	6,598	6,598
Derivative financial instruments	2,099	2,099	1,155	1,155
Portfolio loans, net	3,041,223	3,045,230	2,781,879	2,782,704
State tax credits, held for sale	44,180	48,959	45,850	49,588
Accrued interest receivable	8,526	8,526	8,399	8,399

Balance sheet liabilities
Deposits	3,124,825	3,126,534	2,784,591	2,784,654
Subordinated debentures	56,807	36,275	56,807	35,432
Federal Home Loan Bank advances	129,000	128,996	110,000	109,994
Other borrowings	190,022	189,996	270,326	270,286
Derivative financial instruments	2,099	2,099	1,155	1,155
Accrued interest payable	648	648	629	629

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at September 30, 2016, and December 31, 2015.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at September 30, 2016
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$42,218	$—	$42,218
Portfolio loans, net	—	—	3,045,230	3,045,230
State tax credits, held for sale	—	—	44,158	44,158
Financial Liabilities:
Deposits	2,636,980	—	489,554	3,126,534
Subordinated debentures	—	36,275	—	36,275
Federal Home Loan Bank advances	—	128,996	—	128,996
Other borrowings	—	189,996	—	189,996

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$43,441	$—	$43,441
Portfolio loans, net	—	—	2,782,704	2,782,704
State tax credits, held for sale	—	—	43,647	43,647
Financial Liabilities:
Deposits	2,428,403	—	356,251	2,784,654
Subordinated debentures	—	35,432	—	35,432
Federal Home Loan Bank advances	—	109,994	—	109,994
Other borrowings	—	270,286	—	270,286

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)" which addresses changes to reduce the presentation diversity of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The guidance becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated statement of cash flows.

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

FASB ASU 2014-09, "Revenue from Contracts with Customers" In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance to annual reporting periods beginning after December 15, 2017 for public companies, and permits early adoption on a limited basis. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements, nor decided upon the method of adoption. Entities have the option of using either a full retrospective or modified approach of adoption.

NOTE 10 - SUBSEQUENT EVENTS

On October 10, 2016, the Company entered into a definitive merger agreement to acquire Jefferson County Bancshares, Inc. (“JCB”). JCB and its wholly-owned subsidiary, Eagle Bank and Trust Company of Missouri, have approximately $935 million in assets, $670 million in loans, and $763 million in deposits as of June 30, 2016. JCB operates 13 full service retail and commercial banking offices in metropolitan St. Louis and Perry County, Missouri.

JCB shareholders will receive, based on their election, cash consideration in an amount of $85.39 per share of JCB common stock or 2.75 shares of EFSC common stock per share of JCB common stock. Aggregate consideration at the closing will be 3.3 million shares of EFSC common stock and approximately $26.6 million in cash, subject to adjustment for any JCB stock option exercises. Based on EFSC’s 15-day volume weighted average closing stock price of $31.52 as of October 10, 2016, the overall transaction has an estimated value of $130.6 million, including JCB’s common stock and stock options.

The transaction is anticipated to close in early 2017, and is subject to normal and customary closing conditions, including but not limited to, regulatory approval and approval by JCB shareholders.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions (including the Company's announced pending merger with Jefferson County Bancshares, Inc.), and statements about the future performance, operations products and services of the Company and its subsidiaries. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K or within this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2016 compared to the financial condition as of December 31, 2015. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2016, compared to the same periods in 2015. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2015.

Executive Summary

Below are highlights of our financial performance for the quarter ended September 30, 2016, as compared to the linked quarter ended June 30, 2016, and prior year quarter ended September 30, 2015.

(in thousands, except per share data)	For the Three Months ended and At			For the Nine Months ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
EARNINGS
Total interest income	$37,293	$37,033	$33,180	$109,786	$97,683
Total interest expense	3,463	3,250	3,174	9,745	9,352
Net interest income	33,830	33,783	30,006	100,041	88,331
Provision for portfolio loans	3,038	716	599	4,587	4,329
Provision reversal for PCI loans	(1,194)	(336)	(227)	(1,603)	(3,497)
Net interest income after provision for loan losses	31,986	33,403	29,634	97,057	87,499
Total noninterest income	6,976	7,049	4,729	20,030	14,118
Total noninterest expense	20,814	21,353	19,932	62,929	59,340
Income before income tax expense	18,148	19,099	14,431	54,158	42,277
Income tax expense	6,316	6,747	4,722	18,949	14,506
Net income	$11,832	$12,352	$9,709	$35,209	$27,771

Basic earnings per share	$0.59	$0.62	$0.49	$1.76	$1.39
Diluted earnings per share	0.59	0.61	0.48	1.74	1.37

Return on average assets	1.23%	1.33%	1.13%	1.26%	1.11%
Return on average common equity	12.46%	13.57%	11.38%	12.83%	11.24%
Return on average tangible common equity	13.64%	14.91%	12.65%	14.10%	12.53%
Net interest margin (fully tax equivalent)	3.80%	3.93%	3.77%	3.87%	3.84%
Efficiency ratio	51.01%	52.29%	57.38%	52.41%	57.92%

ASSET QUALITY (1)
Net charge-offs (recoveries)	$1,038	$(409)	$113	$530	$2,263
Nonperforming loans	19,942	12,813	9,123
Classified assets	101,545	87,532	62,679
Nonperforming loans to portfolio loans	0.66%	0.44%	0.35%
Nonperforming assets to total assets (1)(2)	0.59%	0.47%	0.30%
Allowance for loan losses to portfolio loans	1.23%	1.23%	1.24%
Net charge-offs (recoveries) to average loans (annualized)	0.14%	(0.06)%	0.02%	0.02%	0.12%

(1) Excludes PCI loans and related assets, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in Nonperforming assets beginning with the period ended December 31, 2015 due to termination of FDIC loss share agreements.

Below are highlights of the Company's Core performance measures, which we believe are important measures of financial performance, but are non-GAAP measures. Core performance measures include contractual interest on PCI loans, but exclude incremental accretion on these loans, and exclude the Change in the FDIC receivable, Gain or loss on the sale of other real estate from PCI loans, and expenses directly related to PCI loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of Core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Three Months ended			For the Nine Months ended
(in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
CORE PERFORMANCE MEASURES (1)
Net interest income	$31,534	$30,212	$27,087	$91,340	$78,951
Provision for portfolio loans	3,038	716	599	4,587	4,329
Noninterest income	6,828	6,105	5,939	18,938	18,519
Noninterest expense	20,242	20,446	19,347	61,123	57,445
Income before income tax expense	15,082	15,155	13,080	44,568	35,696
Income tax expense	5,142	5,237	4,204	15,276	11,985
Net income	$9,940	$9,918	$8,876	$29,292	$23,711

Earnings per share	$0.49	$0.49	$0.44	$1.45	$1.17
Return on average assets	1.04%	1.07%	1.03%	1.05%	0.95%
Return on average common equity	10.47%	10.89%	10.41%	10.67%	9.59%
Return on average tangible common equity	11.46%	11.98%	11.56%	11.73%	10.70%
Net interest margin (fully tax equivalent)	3.54%	3.52%	3.41%	3.53%	3.44%
Efficiency ratio	52.77%	56.30%	58.58%	55.43%	58.94%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

During the nine months ended September 30, 2016, the Company noted the following trends:

•
The Company reported net income of $35.2 million, or $1.74 per share, for the nine months ended September 30, 2016, compared to $27.8 million, or $1.37 per share, for the same period in 2015. The 27% increase in net income was primarily due to an increase in core net income from growing net interest income and an increase in noninterest income, as well as a more substantial contribution from PCI assets due to the termination of FDIC loss share.

•
On a core basis[1], net income was $29.3 million, or $1.45 per share, for the nine months ended September 30, 2016, compared to $23.7 million, or $1.17 per share, in the prior year period. The increase from the prior year was primarily due to increases in earning asset balances, driving growth in core net interest income.

•	Net interest income for the first nine months of 2016 increased $11.7 million or 13%, from the prior year period due to strong portfolio loan growth.

•
Net interest margin for the first nine months of 2016 expanded three basis points to 3.87% when compared to the prior year period. Core net interest margin[1], for the first nine months of 2016, defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, increased nine basis points from the prior year period primarily due to managed reductions in funding costs combined with an improved earning asset mix, and an increase in the yield on portfolio loans.

•
Noninterest income for the first nine months of 2016 increased $5.9 million, or 42%, compared to the prior year period largely due to a decrease in the Change in FDIC receivable from termination of the Company's loss share agreements in the fourth quarter of 2015. Core noninterest income[1] increased $0.4 million, or 2%, from the prior year period primarily due to higher fee income from service charges on deposits and card products, and an increase in the gain on sale of mortgages.

•
Noninterest expense increased $3.6 million, or 6%, from the prior year period, due to an increase in Employee compensation and benefits, while the Company's efficiency ratio improved to 52.4% for the nine months ended September 30, 2016, from 57.9% in the prior year. Core noninterest expense[1] also increased 6% when compared to the prior year. However, the Core efficiency ratio[1] also improved to 55.4% from 58.9% when compared to the prior year period due to revenue growth resulting from investments in customer facing associates driving continued revenue growth.

Other highlights:

•
On October 10, 2016, the Company entered into a definitive merger agreement to acquire Jefferson County Bancshares, Inc. ("JCB") headquartered in Jefferson County, Missouri. JCB is the parent holding company of Eagle Bank and Trust Company of Missouri. The transaction is anticipated to close in early 2017, and is subject to normal and customary closing conditions, including but not limited to, regulatory approval and approval by JCB shareholders. The merger with JCB is expected to accelerate the Company's St. Louis market expansion and add valuable scale and operating leverage to this market. The Company believes that JCB's commercial and retail customer bases are complementary to EFSC's existing product sets.

•
The Company repurchased 6,700 shares at $26.50 per share pursuant to its publicly announced program during the quarter ended September 30, 2016, 18,918 shares at $26.46 per share during the quarter ended June 30, 2016, and 160,100 shares at $26.30 per share during the quarter ended March 31, 2016. The Company's Board authorized the repurchase plan in May of 2015, which allows the Company to repurchase up to two million common shares, representing approximately 10% of the Company’s currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions.

Balance sheet highlights:

•
Loans – Loans totaled $3.1 billion at September 30, 2016, including $47.4 million of PCI loans. Portfolio loans increased $287.0 million, or 10%, from December 31, 2015. Commercial and industrial loans increased $114.5 million, or 8%, Consumer and other loans increased $22.3 million, or 16%, Construction loans and Residential real estate loans increased $65.3 million, or 18%, and Commercial real estate increased $84.9 million, or 11%. See Item 1, Note 4 – Portfolio Loans for more information.

•
Deposits – Total deposits at September 30, 2016 were $3.1 billion, an increase of $340.2 million, or 12%, from December 31, 2015. Deposits increased from both core deposit gathering efforts and brokered sources to supplement and fund loan growth.

•
Asset quality – Nonperforming loans were $19.9 million at September 30, 2016, compared to $9.1 million at December 31, 2015. Nonperforming loans represented 0.66% of portfolio loans at September 30, 2016 versus 0.33% at December 31, 2015. There were no portfolio loans that were over 90 days delinquent and still accruing at September 30, 2016 or December 31, 2015.

Provision for portfolio loan losses was $4.6 million for the nine months ended September 30, 2016, compared to $4.3 million for the nine months ended September 30, 2015. See Item 1, Note 4 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2016			2015
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,916,678	$30,980	4.23%	$2,505,985	$26,061	4.13%
Tax-exempt portfolio loans (2)	41,495	611	5.86	39,218	644	6.51
Purchased credit impaired loans	53,198	3,085	23.07	85,155	4,167	19.41
Total loans	3,011,371	34,676	4.58	2,630,358	30,872	4.66
Taxable investments in debt and equity securities	479,755	2,462	2.04	431,313	2,188	2.01
Non-taxable investments in debt and equity securities (2)	47,761	521	4.34	43,867	483	4.37
Short-term investments	50,193	67	0.53	95,642	68	0.28
Total securities and short-term investments	577,709	3,050	2.10	570,822	2,739	1.90
Total interest-earning assets	3,589,080	37,726	4.18	3,201,180	33,611	4.17
Noninterest-earning assets:
Cash and due from banks	58,178			49,057
Other assets	213,352			210,109
Allowance for loan losses	(45,692)			(43,630)
Total assets	$3,814,918			$3,416,716

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$600,707	$332	0.22%	$518,260	$293	0.22%
Money market accounts	1,075,747	1,143	0.42	1,023,062	822	0.32
Savings	108,075	68	0.25	92,596	58	0.25
Certificates of deposit	516,159	1,319	1.02	500,877	1,543	1.22
Total interest-bearing deposits	2,300,688	2,862	0.49	2,134,795	2,716	0.50
Subordinated debentures	56,807	369	2.59	56,807	314	2.19
Other borrowed funds	286,896	232	0.32	203,133	144	0.28
Total interest-bearing liabilities	2,644,391	3,463	0.52	2,394,735	3,174	0.53
Noninterest bearing liabilities:
Demand deposits	768,468			653,450
Other liabilities	24,198			30,163
Total liabilities	3,437,057			3,078,348
Shareholders' equity	377,861			338,368
Total liabilities & shareholders' equity	$3,814,918			$3,416,716
Net interest income		$34,263			$30,437
Net interest spread			3.66%			3.64%
Net interest margin			3.80%			3.77%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.8 million and $0.6 million for the three months ended September 30, 2016 and 2015 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38.3% tax rate in 2016 and 2015. The tax-equivalent adjustments were $0.4 million and $0.4 million for the three months ended September 30, 2016 and 2015.

	Nine months ended September 30,
	2016			2015
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,830,365	$88,667	4.18%	$2,449,606	$75,560	4.12%
Tax-exempt portfolio loans (2)	41,526	1,899	6.11	38,691	1,896	6.55
Purchased credit impaired loans	60,420	11,394	25.19	91,464	13,376	19.55
Total loans	2,932,311	101,960	4.64	2,579,761	90,832	4.71
Taxable investments in debt and equity securities	474,981	7,385	2.08	424,058	6,541	2.06
Non-taxable investments in debt and equity securities (2)	48,475	1,591	4.38	42,913	1,421	4.43
Short-term investments	47,771	186	0.52	68,926	153	0.30
Total securities and short-term investments	571,227	9,162	2.14	535,897	8,115	2.02
Total interest-earning assets	3,503,538	111,122	4.24	3,115,658	98,947	4.25
Noninterest-earning assets:
Cash and due from banks	56,618			48,633
Other assets	214,860			212,419
Allowance for loan losses	(44,567)			(44,280)
Total assets	$3,730,449			$3,332,430

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$578,373	$967	0.22%	$503,142	$849	0.23%
Money market accounts	1,056,565	3,162	0.40	915,989	2,136	0.31
Savings	102,589	191	0.25	86,996	162	0.25
Certificates of deposit	460,667	3,521	1.02	522,157	4,728	1.21
Total interest-bearing deposits	2,198,194	7,841	0.48	2,028,284	7,875	0.52
Subordinated debentures	56,807	1,078	2.53	56,807	924	2.18
Other borrowed funds	339,849	826	0.32	235,622	553	0.31
Total interest-bearing liabilities	2,594,850	9,745	0.50	2,320,713	9,352	0.54
Noninterest bearing liabilities:
Demand deposits	739,705			654,721
Other liabilities	29,196			26,556
Total liabilities	3,363,751			3,001,990
Shareholders' equity	366,698			330,440
Total liabilities & shareholders' equity	$3,730,449			$3,332,430
Net interest income		$101,377			$89,595
Net interest spread			3.74%			3.71%
Net interest margin			3.87%			3.84%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.6 million and $1.5 million for the nine months ended September 30, 2016 and 2015 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38.3% tax rate in 2016 and 2015. The tax-equivalent adjustments were $1.3 million and $1.3 million for the nine months ended September 30, 2016 and 2015.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2016 compared to 2015
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$4,287	$632	$4,919	$11,977	$1,130	$13,107
Tax-exempt portfolio loans (3)	35	(68)	(33)	135	(132)	3
Purchased credit impaired loans	(1,763)	681	(1,082)	(5,246)	3,264	(1,982)
Taxable investments in debt and equity securities	243	31	274	797	47	844
Non-taxable investments in debt and equity securities (3)	41	(3)	38	184	(14)	170
Short-term investments	(42)	41	(1)	(57)	90	33
Total interest-earning assets	$2,801	$1,314	$4,115	$7,790	$4,385	$12,175

Interest paid on:
Interest-bearing transaction accounts	$45	$(6)	$39	$127	$(9)	$118
Money market accounts	44	277	321	361	665	1,026
Savings	10	—	10	29	—	29
Certificates of deposit	45	(269)	(224)	(518)	(689)	(1,207)
Subordinated debentures	—	55	55	—	154	154
Borrowed funds	65	23	88	253	20	273
Total interest-bearing liabilities	209	80	289	252	141	393
Net interest income	$2,592	$1,234	$3,826	$7,538	$4,244	$11,782
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

Net interest income (on a tax equivalent basis) was $34.3 million for the three months ended September 30, 2016, compared to $30.4 million for the same period of 2015, an increase of $3.8 million, or 13%. Total interest income increased $4.1 million and total interest expense increased $0.3 million. The tax-equivalent net interest margin was 3.80% for the third quarter of 2016, compared to 3.93% for the second quarter of 2016, and 3.77% in the third quarter of 2015, and combined with portfolio loan growth, supported the $4.1 million increase in interest income. The yield on taxable portfolio loans increased 10 basis points from the prior year period to 4.23% for the three months ended September 30, 2016. The increase was due to an increase in yields on variable rate loans, aided by the Federal Reserve's raise in the targeted Fed Funds rate of 25 basis points, to a range of 0.25% to 0.50%, in December 2015. The run-off of higher yielding PCI loans continues to negatively impact net interest margin leading to a $1.8 million decrease in interest income due to volume for the three months ended September 30, 2016.

Net interest income was $101.4 million for the nine months ended September 30, 2016, compared to $89.6 million for the same period of 2015, an increase of $11.8 million, or 13%. Total interest income increased $12.2 million and total interest expense increased $0.4 million. The tax-equivalent net interest margin was 3.87% for the nine months ended September 30, 2016, compared to 3.84% for the same period of 2015. The yield on taxable portfolio loans increased six basis points from the prior year period to 4.18% for the nine months ended September 30, 2016.

Core net interest margin1 was 3.53% for the nine months ended September 30, 2016, compared to 3.44% for the prior year period, an increase of nine basis points primarily due to loan growth improving the earning asset mix, lower funding costs, and the aforementioned increase in the yield on portfolio loans. These factors have been partially offset by reductions in PCI loan balances and the higher contractual rates associated with these loans. The Company continues to manage its balance sheet to grow core net interest income and expects to maintain core net interest margin over the coming quarters; however, pressure on funding costs and continued reductions in PCI loan balances could negate the expected trends in core net interest margin.

Purchased Credit Impaired "PCI" Contribution
The following table illustrates the non-core contribution of PCI loans and related assets for the periods indicated.

	For the Three Months ended		For the Nine Months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Accelerated cash flows and other incremental accretion	$2,296	$2,919	$8,701	$9,380
Provision reversal for PCI loan losses	1,194	227	1,603	3,497
Gain (loss) on sale of other real estate	(225)	31	480	26
Other income from other real estate	287	—	526	—
Change in FDIC loss share receivable	—	(1,241)	—	(4,450)
Change in FDIC clawback liability	—	(298)	—	(760)
Other expenses	(270)	(287)	(922)	(1,136)
PCI assets income before income tax expense	$3,282	$1,351	$10,388	$6,557

Accelerated cash flows and other incremental accretion consists of the interest income on PCI loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At September 30, 2016, the remaining accretable yield on the portfolio was estimated to be $16 million and the non-accretable difference was approximately $21 million. Accelerated cash flows and other incremental accretion from PCI loans was $8.7 million for the nine months ended September 30, 2016, and $9.4 million for the same period in 2015. The Company estimates 2016 income from accelerated cash flows and other incremental accretion to be between $10 million and $12 million.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended September 30,
(in thousands)	2016	2015	Increase (decrease)
Service charges on deposit accounts	$2,200	$2,044	$156	8%
Wealth management revenue	1,694	1,773	(79)	(4)%
Other service charges and fee income	1,007	871	136	16%
Gain on state tax credits, net	228	321	(93)	(29)%
Gain on sale of other real estate - core	—	1	(1)	(100)%
Miscellaneous income - core	1,699	929	770	83%
Core noninterest income (1)	6,828	5,939	889	15%
Change in FDIC loss share receivable	—	(1,241)	1,241	(100)%
Gain (loss) on sale of other real estate from PCI loans	(225)	31	(256)	(826)%
Gain on sale of investment securities	86	—	86	—%
Other income from PCI assets	287	—	287	—%
Total noninterest income	$6,976	$4,729	$2,247	48%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Nine months ended September 30,
(in thousands)	2016	2015	Increase (decrease)
Service charges on deposit accounts	$6,431	$5,898	$533	9%
Wealth management revenue	5,000	5,291	(291)	(5)%
Other service charges and fee income	2,827	2,464	363	15%
Gain on state tax credits, net	899	1,069	(170)	(16)%
Gain on sale of other real estate - core	122	35	87	249%
Miscellaneous income - core	3,659	3,762	(103)	(3)%
Core noninterest income (1)	18,938	18,519	419	2%
Change in FDIC loss share receivable	—	(4,450)	4,450	(100)%
Gain on sale of other real estate from PCI loans	480	26	454	1,746%
Gain on sale of investment securities	86	23	63	274%
Other income from PCI assets	526	—	526	—%
Total noninterest income	$20,030	$14,118	$5,912	42%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $5.9 million, or 42% in the first nine months of 2016 compared to the first nine months of 2015, largely from the impact of the Company's termination of FDIC loss share agreements in the fourth quarter of 2015. Core noninterest income1 grew 2% in the first nine months of 2016 due to an increase in service charges on deposit accounts, gain on sale of mortgages, and fee income from card products, when compared to the first nine months of 2015.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended September 30,
(in thousands)	2016	2015	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$11,910	$11,237	$673	6%
Occupancy - core	1,679	1,580	99	6%
Data processing - core	1,135	1,107	28	3%
FDIC and other insurance	780	654	126	19%
Professional fees - core	540	772	(232)	(30)%
Loan, legal and other real estate expense - core	310	567	(257)	(45)%
Other - core	3,888	3,430	458	13%
Core noninterest expense (1)	20,242	19,347	895	5%
FDIC clawback	—	298	(298)	(100)%
Merger related expenses	302	—	302	—%
Other expenses related to PCI loans	270	287	(17)	(6)%
Total noninterest expense	$20,814	$19,932	$882	4%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Nine months ended September 30,
(in thousands)	2016	2015	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$36,560	$33,517	$3,043	9%
Occupancy - core	4,920	4,845	75	2%
Data processing - core	3,396	3,205	191	6%
FDIC and other insurance	2,241	2,045	196	10%
Professional fees - core	1,942	2,582	(640)	(25)%
Loan, legal and other real estate expense - core	782	1,188	(406)	(34)%
Other - core	11,282	10,063	1,219	12%
Core noninterest expense (1)	61,123	57,445	3,678	6%
FDIC clawback	—	760	(760)	(100)%
Executive severance	332	—	332	—%
Merger related expenses	302	—	302	—%
Other non-core expenses	250	—	250	—%
Other expenses related to PCI loans	922	1,135	(213)	(19)%
Total noninterest expense	$62,929	$59,340	$3,589	6%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $62.9 million for the nine months ended September 30, 2016, compared to $59.3 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in Employee compensation and benefits from investments in revenue producing personnel. Core noninterest expenses1 increased $3.7 million to $61.1 million for the nine months ended September 30, 2016, from $57.4 million for the prior year period. The increase was largely due to an increase in Employee compensation and benefits from the addition of client service personnel to facilitate growth.

The Company's Core efficiency ratio1 declined to 55.4% for the nine months ended September 30, 2016 from 58.9% for the prior year, and reflects overall expense management and revenue growth trends. Core efficiency ratio is a non-GAAP measure. A reconciliation of Core efficiency ratio has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

The Company anticipates total noninterest expenses to be between $19.5 million and $21.5 million for the fourth quarter of 2016.

Income Taxes

The Company's income tax expense for the three and nine months ended September 30, 2016, which includes both federal and state taxes, was $6.3 million and $18.9 million, respectively, compared to $4.7 million and $14.5 million, respectively, for the same periods of 2015. The combined federal and state effective income tax rate for the nine months ended September 30, 2016 was 35.0%, and was 34.3% for the same period in 2015. The increase in the effective tax rate over the prior year period was caused by higher pre-tax income lessening the impact of permanent differences, and a state tax benefit from refunds received for prior years.

Summary Balance Sheet

(in thousands)	September 30, 2016	December 31, 2015	Increase (decrease)
Total cash and cash equivalents	$118,499	$94,157	24,342	25.9%
Securities	520,640	495,484	25,156	5.1%
Portfolio loans	3,037,705	2,750,737	286,968	10.4%
Purchased credit impaired loans	47,449	74,758	(27,309)	(36.5)%
Total assets	3,909,644	3,608,483	301,161	8.3%
Deposits	3,124,825	2,784,591	340,234	12.2%
Total liabilities	3,528,546	3,257,654	270,892	8.3%
Total shareholders' equity	381,098	350,829	30,269	8.6%

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

(in thousands)	September 30, 2016	December 31, 2015	Increase (decrease)
Commercial and industrial	$1,598,815	$1,484,327	$114,488	7.7%
Commercial real estate - investor owned	515,055	428,064	86,991	20.3%
Commercial real estate - owner occupied	340,916	342,959	(2,043)	(0.6)%
Construction and land development	188,856	161,061	27,795	17.3%
Residential real estate	233,960	196,498	37,462	19.1%
Consumer and other	160,103	137,828	22,275	16.2%
Portfolio loans	3,037,705	2,750,737	286,968	10.4%
Purchased credit impaired loans	47,449	74,758	(27,309)	(36.5)%
Total loans	$3,085,154	$2,825,495	$259,659	9.2%

Portfolio loans grew by $287.0 million, to $3.0 billion at September 30, 2016, when compared to December 31, 2015. PCI loans totaled $47.4 million at September 30, 2016, a decrease of $27.3 million, or 37%, from December 31, 2015, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates portfolio loan growth with selected specialized lending detail:

(in thousands)	September 30, 2016	December 31, 2015	Increase (decrease)
Enterprise value lending	$394,923	$350,266	$44,657	12.7%
C&I - general	755,829	732,186	23,643	3.2%
Life insurance premium financing	298,845	265,184	33,661	12.7%
Tax credits	149,218	136,691	12,527	9.2%
CRE, Construction, and land development	1,044,827	932,084	112,743	12.1%
Residential	233,960	196,498	37,462	19.1%
Other	160,103	137,828	22,275	16.2%
Portfolio loans	$3,037,705	$2,750,737	$286,968	10.4%

Specialized lending products, especially Enterprise value lending, Life insurance premium financing, and Tax credits, consist of primarily C&I loans, and have contributed significantly to the Company's loan growth. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our traditional three markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company's asset sensitive interest rate risk position. The Company expects continued loan growth in the fourth quarter of 2016, and loan growth, excluding the acquisition of JCB, at or above 10% for 2017.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Allowance at beginning of period, for portfolio loans	$35,498	$31,765	$33,441	$30,185
Loans charged off:
Commercial and industrial	(2,044)	(572)	(2,269)	(3,634)
Real estate:
Commercial	—	—	—	(664)
Construction and land development	—	—	—	(350)
Residential	(25)	(240)	(25)	(1,313)
Consumer and other	(4)	(9)	(15)	(24)
Total loans charged off	(2,073)	(821)	(2,309)	(5,985)
Recoveries of loans previously charged off:
Commercial and industrial	69	389	624	1,578
Real estate:
Commercial	25	84	123	1,540
Construction and land development	913	125	927	300
Residential	26	108	96	221
Consumer and other	2	2	9	83
Total recoveries of loans	1,035	708	1,779	3,722
Net loan charge-offs	(1,038)	(113)	(530)	(2,263)
Provision for portfolio loan losses	3,038	599	4,587	4,329
Allowance at end of period, for portfolio loans	$37,498	$32,251	$37,498	$32,251

Allowance at beginning of period, for purchased credit impaired loans	$8,551	$11,594	$10,175	$15,410
Loans charged off	(312)	(10)	(1,295)	(12)
Other	(612)	(18)	(844)	(562)
Net loan charge-offs	(924)	(28)	(2,139)	(574)
Provision reversal for PCI loan losses	(1,194)	(227)	(1,603)	(3,497)
Allowance at end of period, for purchased credit impaired loans	$6,433	$11,339	$6,433	$11,339

Total allowance at end of period	$43,931	$43,590	$43,931	$43,590

Portfolio loans, average	$2,947,949	$2,540,948	$2,864,916	$2,483,488
Portfolio loans, ending	3,037,705	2,602,156	3,037,705	2,602,156
Net charge-offs to average portfolio loans	0.14%	0.02%	0.02%	0.12%
Allowance for portfolio loan losses to loans	1.23%	1.24%	1.23%	1.24%

The provision for loan losses on portfolio loans for the nine months ended September 30, 2016 was $4.6 million, compared to $4.3 million for the comparable 2015 period. The provision for loan losses for the nine month period ended September 30, 2016 is reflective of growth in the portfolio as well as reflecting additional reserves on loans evaluated individually for impairment.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. There was $1.6 million of provision reversal for loan losses on PCI loans for the nine months ended September 30, 2016, compared to provision reversal of $3.5 million for the comparable 2015 period.

The allowance for loan losses on portfolio loans was 1.23% of portfolio loans at September 30, 2016 compared to 1.24% at September 30, 2015. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. The reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to continued strong credit performance, and the low level of charge-off activity during the year, which also results in continued improvement in loss migration results.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Non-accrual loans	$17,622	$8,797	$9,123
Restructured loans	2,320	303	—
Total nonperforming loans (1)	19,942	9,100	9,123
Other real estate from originated loans	2,719	3,218	1,575
Other real estate from acquired loans	240	5,148	—
Total nonperforming assets (1) (2)	$22,901	$17,466	$10,698

Total assets	$3,909,644	$3,608,483	$3,516,541
Portfolio loans	3,037,705	2,750,737	2,602,156
Portfolio loans plus other real estate	3,040,664	2,759,103	2,603,731
Nonperforming loans to portfolio loans (1)	0.66%	0.33%	0.35%
Nonperforming assets to total loans plus other real estate (1) (2)	0.75	0.63	0.41
Nonperforming assets to total assets (1) (2)	0.59	0.48	0.30
Allowance for portfolio loans to nonperforming loans (1)	188%	367%	354%

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

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial and industrial	$13,160	$4,514	$2,975
Commercial real estate	252	1,105	2,611
Construction and land development	1,907	2,800	2,823
Residential real estate	124	681	714
Consumer and other	4,499	—	—
Total	$19,942	$9,100	$9,123

The following table summarizes the changes in nonperforming loans:

	Nine months ended September 30,
(in thousands)	2016	2015
Nonperforming loans beginning of period	$9,100	$22,244
Additions to nonaccrual loans	18,354	18,854
Additions to restructured loans	2,320	—
Charge-offs	(2,104)	(6,109)
Other principal reductions	(6,058)	(24,840)
Moved to other real estate	(283)	(450)
Moved to performing	(1,387)	(576)
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming loans end of period	$19,942	$9,123

Nonperforming loans at September 30, 2016 increased by $10.8 million, or 119%, when compared to September 30, 2015 and December 31, 2015, primarily due to the addition of one $10.8 million relationship in the C&I portfolio.

Other real estate
Other real estate at September 30, 2016, was $3.0 million, compared to $8.4 million at September 30, 2015.

The following table summarizes the changes in Other real estate:

	Nine months ended September 30,
(in thousands)	2016	2015
Other real estate beginning of period	$8,366	$7,840
Additions and expenses capitalized to prepare property for sale	2,203	6,604
Writedowns in value	—	(299)
Sales	(7,610)	(5,775)
Other real estate end of period	$2,959	$8,370

Writedowns in fair value are recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In the nine months ended September 30, 2016, the Company realized a net gain of $0.6 million from the sales of other real estate, primarily from the sale of properties related to PCI loans, and recorded these gains as part of Noninterest income.

Liabilities

Liabilities totaled $3.5 billion at September 30, 2016, compared to $3.3 billion at December 31, 2015. The increase in liabilities was largely due to a $340 million increase in total deposits, offset by a decrease of $80 million in other borrowings.

Deposits

(in thousands)	September 30, 2016	December 31, 2015	Increase (decrease)
Demand deposits	$762,155	$717,460	44,695	6.2%
Interest-bearing transaction accounts	633,100	564,420	68,680	12.2%
Money market accounts	1,131,997	1,053,662	78,335	7.4%
Savings	109,728	92,861	16,867	18.2%
Certificates of deposit:
Brokered	137,592	39,573	98,019	247.7%
Other	350,253	316,615	33,638	10.6%
Total deposits	$3,124,825	$2,784,591	340,234	12.2%

Non-time deposits / total deposits	84%	87%
Demand deposits / total deposits	24%	26%

Total deposits at September 30, 2016 were $3.1 billion, an increase of $340 million, or 12%, from December 31, 2015. Growth in core deposits, defined as total deposits excluding time deposits, was strong at $208.6 million, or 9%, supporting robust loan growth and was augmented by an increase in brokered certificates of deposit. The composition of our noninterest bearing deposits remained relatively stable at 24% of total deposits at September 30, 2016 compared to December 31, 2015. Lower rates on time deposit balances and a change in composition improved deposit costs by three basis points during the first nine months of 2016 to 0.36%, as compared to 0.39% for the same period in 2015.

Shareholders' Equity

Shareholders' equity totaled $381 million at September 30, 2016, an increase of $30.3 million from December 31, 2015. Significant activity during the nine months ended September 30, 2016 was as follows:

•	Net income of $35.2 million,

•	Other comprehensive income of $4.5 million from the change in unrealized gains on investment securities,

•	Repurchase of 185,718 common shares for $4.9 million,

•	Dividends paid on common shares of $6.0 million.

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

The parent company currently has a senior unsecured revolving credit agreement ("Revolving Agreement") with another bank allowing for borrowings up to $20 million. As of September 30, 2016, there are no outstanding balances under the Revolving Agreement. Additionally, the Company received three quarterly dividends from the Bank of $2.5 million each as part of the Company's ongoing capital management.  Management believes the current level of cash at the holding company of $6.2 million, together with the Company's other available funding sources, will be sufficient to meet projected cash needs for at least the next year.

As of September 30, 2016, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2016 the Bank has borrowing capacity of $293.8 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $878.2 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with five correspondent banks totaling $60.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $479.6 million of the securities available for sale at September 30, 2016, $321.5 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $158.1 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.2 billion in unused commitments as of September 30, 2016. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of September 30, 2016, and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2016. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	September 30, 2016	December 31, 2015	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.01%	11.85%	10.00%
Tier 1 capital to risk-weighted assets	10.82%	10.61%	8.00%
Common equity tier 1 capital to risk-weighted assets	9.33%	9.05%	6.50%
Leverage ratio (Tier 1 capital to average assets)	10.58%	10.71%	5.00%
Tangible common equity to tangible assets[1]	8.99%	8.88%	N/A
Tier 1 capital	$400,382	$374,676
Total risk-based capital	444,388	418,367

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
The Company considers its Core performance measures presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of PCI loans and related income and expenses, the impact of certain non-comparable items, and the Company's operating performance on an ongoing basis. Core performance measures include contractual interest on PCI loans, but exclude incremental accretion on these loans. Core performance measures also exclude the Change in FDIC receivable, Gain or loss on sale of other real estate from PCI loans, and expenses directly related to PCI loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. The Company believes that the tangible common equity ratio provides useful information to investors about the Company's capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.
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

Core Performance Measures

	For the Three Months ended			For the Nine Months ended
(in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net interest income	$33,830	$33,783	$30,006	$100,041	$88,331
Less: Incremental accretion income	2,296	3,571	2,919	8,701	9,380
Core net interest income	31,534	30,212	27,087	91,340	78,951

Total noninterest income	6,976	7,049	4,729	20,030	14,118
Less: Change in FDIC loss share receivable	—	—	(1,241)	—	(4,450)
Less: Gain (loss) on sale of other real estate from PCI loans	(225)	705	31	480	26
Less: Gain on sale of investment securities	86	—	—	86	23
Less: Other income from PCI assets	287	239	—	526	—
Core noninterest income	6,828	6,105	5,939	18,938	18,519

Total core revenue	38,362	36,317	33,026	110,278	97,470

Provision for portfolio loans	3,038	716	599	4,587	4,329

Total noninterest expense	20,814	21,353	19,932	62,929	59,340
Less: FDIC clawback	—	—	298	—	760
Less: Other expenses related to PCI loans	270	325	287	922	1,135
Less: Executive severance	—	332	—	332	—
Less: Merger related expenses	302	—	—	302	—
Less: Other non-core expenses	—	250	—	250	—
Core noninterest expense	20,242	20,446	19,347	61,123	57,445

Core income before income tax expense	15,082	15,155	13,080	44,568	35,696

Total income tax expense	6,316	6,747	4,722	18,949	14,506
Less: Non-core income tax expense[1]	1,174	1,510	518	3,673	2,521
Core income tax expense	5,142	5,237	4,204	15,276	11,985
Core net income	$9,940	$9,918	$8,876	$29,292	$23,711

Core diluted earnings per share	$0.49	$0.49	$0.44	$1.45	$1.17
Core return on average assets	1.04%	1.07%	1.03%	1.05%	0.95%
Core return on average common equity	10.47%	10.89%	10.41%	10.67%	9.59%
Core return on average tangible common equity	11.46%	11.98%	11.56%	11.73%	10.70%
Core efficiency ratio	52.77%	56.30%	58.58%	55.43%	58.94%

[1]Non-core income tax expense calculated at 38.3% of non-core pretax income.

Net Interest Margin to Core Net Interest Margin (fully tax equivalent)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net interest income	$34,263	$30,437	$101,377	$89,595
Less: Incremental accretion income	2,296	2,919	8,701	9,380
Core net interest income	$31,967	$27,518	$92,676	$80,215

Average earning assets	$3,589,080	$3,201,181	$3,503,538	$3,115,658
Reported net interest margin	3.80%	3.77%	3.87%	3.84%
Core net interest margin	3.54%	3.41%	3.53%	3.44%

Tangible common equity ratio

(in thousands)	September 30, 2016	December 31, 2015
Total shareholders' equity	$381,098	$350,829
Less: Goodwill	30,334	30,334
Less: Intangible assets	2,357	3,075
Tangible common equity	$348,407	$317,420

Total assets	$3,909,644	$3,608,483
Less: Goodwill	30,334	30,334
Less: Intangible assets	2,357	3,075
Tangible assets	$3,876,953	$3,575,074

Tangible common equity to tangible assets	8.99%	8.88%

Regulatory Capital to Risk-Weighted Assets

(in thousands)	September 30, 2016	December 31, 2015
Total shareholders' equity	$381,098	$350,829
Less: Goodwill	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities	873	759
Less: Unrealized gains	4,668	218
Plus: Other	24	35
Common equity tier 1 capital	345,247	319,553
Plus: Qualifying trust preferred securities	55,100	55,100
Plus: Other	35	23
Tier 1 capital	400,382	374,676
Plus: Tier 2 capital	44,006	43,691
Total risk-based capital	444,388	418,367

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$3,699,757	$3,530,521

Common equity tier 1 to risk-weighted assets	9.33%	9.05%
Tier 1 capital to risk-weighted assets	10.82%	10.61%
Total risk-based capital to risk-weighted assets	12.01%	11.85%

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	7.8%
+ 200 bp	5.5%
+ 100 bp	3.0%
- 100 bp	-5.0%

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At September 30, 2016, the Company had $3.5 million in notional amount of outstanding interest rate caps, to help manage interest rate risk.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2016. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended September 30, 2016.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2016 through July 31, 2016	6,700	$26.50	6,700	1,814,282
August 1, 2016 through August 31, 2016	—	—	—	1,814,282
September 1, 2016 through September 30, 2016	—	—	—	1,814,282
Total	6,700	$26.50	6,700

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at September 30, 2016 and December 31, 2015; (ii) Consolidated Statement of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of October 25, 2016.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer