Form 10-K
period 2016-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2017-02-24
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2016.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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
Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $533,965,736 based on the closing price of the common stock of $27.89 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016) as reported by the NASDAQ Global Select Market.

As of February 21, 2017, the Registrant had 23,435,163 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2016.

ENTERPRISE FINANCIAL SERVICES CORP
2016 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions (including Enterprise Financial Services Corp's acquisition of Jefferson County Bancshares, Inc.), and statements about future performance, operations, products and services. The ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: the ability to efficiently integrate acquisitions into our operations, including the recent acquisition of Jefferson County Bancshares, Inc., retain the customers of these businesses and grow the acquired operations: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” in Item 1A of this Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis and expectations only as of the date of such statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend, and undertakes no obligation, to publicly revise or update forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by federal securities law. You should understand that it is not possible to predict or identify all risk factors. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on the Company's website at www.enterprisebank.com under "Investor Relations."

PART 1
ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we” or the “Company” or “Enterprise”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri incorporated in December 1994. We are the holding company for Enterprise Bank & Trust (the “Bank”), a full service financial institution offering banking and wealth management services to individuals and corporate customers largely located in the St. Louis, Kansas City, and Phoenix metropolitan markets. Our executive offices are located at 150 North Meramec, Clayton, Missouri 63105, and our telephone number is (314) 725-5500.

Available Information
Various reports provided to the Securities and Exchange Commission (the "SEC"), including our annual reports, quarterly reports, current reports, and proxy statements, are available free of charge on our website at www.enterprisebank.com under "Investor Relations." These reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC's website at www.sec.gov.

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

Building long-term client relationships - Our growth strategy is largely client relationship driven. We continuously seek to add clients who fit our target market of businesses, business owners, professionals, and associated relationships. Those relationships are maintained, cultivated, and expanded over time by trained, experienced banking officers and wealth advisors. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing or other deposit sources, primarily the Federal Home Loan Bank of Des Moines (the “FHLB”), and brokered certificates of deposits.

Fee income business - We offer a broad range of Treasury Management products and services that benefit businesses ranging from large national clients to the smallest local merchants. Customized solutions and special product bundles are available to clients of all sizes.  Responding to ever increasing needs for tightened security and improved functional efficiency, the Company continues to offer robust treasury systems that employ advanced mobile technology and fraud detection/mitigation. Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals, and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company's long-term relationship strategy. The Company also offers card services, international banking, and tax credit businesses that generate fee income.

Specialized lending and product niches - We have focused an increasing amount of our lending activities in specialty markets where we believe our expertise and experience as a sophisticated commercial lender provides advantages over other competitors. In addition, we have developed expertise in certain product niches. These specialty niche activities focus on the following areas:

•
Enterprise Value Lending/Senior Debt Financing. We support mid-market company mergers and acquisitions in many domestic markets. We market directly to targeted private equity firms and provide a combination of senior debt and mezzanine debt financing.

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
Capitalizing on technology - We view certain of our technological capabilities to be a competitive advantage. Our systems provide internet banking, expanded treasury management products, check and document imaging, and remote deposit capture systems. Other services currently offered by the Bank include controlled disbursements, repurchase agreements, and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, which we believe often creates a competitive advantage over larger banks. Technology is also extensively utilized in internal systems, operational support functions, customer service, associate productivity, and management reporting and analysis.

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

Executive leadership - In February 2017, as part of an orderly succession and transition plan, the Company announced the resignation of Peter F. Benoist from the position of Chief Executive Officer ("CEO") and from the Company's board of directors. Concurrent with Mr. Benoist’s resignation, the Company announced that James B. Lally will succeed Mr. Benoist as CEO and as a member of the Board. The transition will take place at the Company's 2017 annual meeting of stockholders on May 2, 2017.

Acquisitions and Divestitures
On October 10, 2016, the Company entered into an Agreement and Plan of Merger to acquire Jefferson County Bancshares, Inc. ("JCB"). On February 10, 2017, the acquisition was completed and JCB merged with and into the Company, and Eagle Bank and Trust Company of Missouri, JCB's wholly-owned subsidiary bank, merged with and into the Bank. As part of the acquisition, 3.3 million shares of the Company’s common stock were issued and approximately $29.3 million in cash was paid to JCB shareholders and holders of JCB stock options. The overall transaction had a value of approximately $171.0 million, including JCB’s common stock and stock options.

Between December 2009 and August 2011, the Bank entered into four agreements with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume certain liabilities of four failed banks: Valley Capital Bank, Home National Bank, Legacy Bank, and The First National Bank of Olathe. In conjunction with each of these, the Bank entered into loss share agreements, under which the FDIC agreed to reimburse the Bank for a percentage of losses on certain loans and other real estate acquired for the term of the agreement. In December 2015, the Bank successfully entered into an agreement with the FDIC for early termination of all existing loss share agreements. Since the termination, the Bank has fully recognized recoveries, losses, and expenses related to the assets formerly covered by the agreements, and the FDIC no longer shares in those amounts.

Subordinated Notes
On November 1, 2016, the Company issued $50 million of 4.75% fixed-to-floating rate subordinated notes with a maturity date of November 1, 2026. The subordinated notes will initially bear interest at an annual rate of 4.75%, with interest payable semiannually. Beginning November 1, 2021, the interest rate resets quarterly to the three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 338.7 basis points, payable quarterly. The Company used a portion of the proceeds from the issuance to pay the cash consideration at the closing of the acquisition of JCB.

Market Areas and Approach to Geographic Expansion

We operate in the St. Louis, Kansas City, and Phoenix metropolitan areas. The Company, as part of its expansion effort, plans to continue its strategy of operating branches with larger average deposits, and employing experienced staff who are compensated on the basis of performance and customer service.

St. Louis - As of December 31, 2016, we operated six banking facilities in the St. Louis metropolitan area. The St. Louis market enjoys a stable, diverse economic base, and is ranked the 20th largest metropolitan statistical area in the United States. It is an attractive market with nearly 70,000 privately held businesses and more than 50,000 households with investable assets of $1.0 million or more. With the acquisition of JCB, our presence in the St. Louis metropolitan area has increased to 18 banking branches.

Kansas City - We conducted operations in eight banking facilities in the Kansas City market as of December 31, 2016. Kansas City is also an attractive private company market with over 50,000 privately held businesses and more than 40,000 households with investable assets of $1.0 million or more. It is the 30th largest metropolitan area in the U.S.

Phoenix - We operated two banking facilities in the Phoenix metropolitan area as of December 31, 2016. Phoenix is the nation's 12th largest metropolitan area, and has more than 90,000 privately held businesses and more than 80,000 households with investable assets over $1.0 million. We believe Phoenix is a dynamic growth market and offers attractive prospects for our business.

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

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole and the Bank's business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act have been implemented while other aspects remain subject to further rulemaking. These regulations will take effect over several years, making it difficult to anticipate the overall financial impact on the

Company, its customers or the financial industry more generally. However, the Dodd-Frank Act has increased the regulatory burden, compliance costs and interest expense for the Company.

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

Bank Subsidiary
At December 31, 2016, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

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

The Basel III final rule, effective January 1, 2015, established a new common equity tier 1 capital ("CET1") requirement, an increase in the tier 1 capital requirement from 4.0% to 6.0%, and maintains the current 8.0% total capital requirement. In addition to these minimum risk-based capital ratios, the Basel III final rule requires that all banking organizations maintain a "capital conservation buffer" consisting of CET1 capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer, when fully implemented, will effectively increase the minimum CET1 capital, tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer is being phased in over a five year period that began January 1, 2016.

As required by the Dodd-Frank Act, the Basel III final rule required capital instruments such as trust preferred securities and cumulative preferred shares to be phased-out of tier 1 capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009, and grandfathered as tier 1 capital such instruments issued by smaller entities prior to May 19, 2010 (provided they do not exceed 25% of tier 1 capital). The Company's trust preferred securities are grandfathered under this provision.

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
All of the Bank’s capital ratios were at levels that qualify it to be “well capitalized” for regulatory purposes as of December 31, 2016.
Consumer Financial Protection Bureau: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with Consumer Financial Protection Bureau (the "CFPB"). Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.
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

Governmental Policies
The operations of the Company and its subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board (“FRB”) regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.

Following the results of the 2016 U.S. presidential election, the new administration may bring changes to the financial services industry that we cannot predict, including potential changes to policies and regulations that implement current federal law, including those implementing the Dodd-Frank Act. At this point we are unable to determine what impact potential policy changes might have on the Company or its subsidiaries.

Employees
As of December 31, 2016, we had 479 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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

An economic downturn could adversely affect our financial condition, results of operations or cash flows.
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
Our business plan calls for continued efforts to increase our assets invested in commercial loans. Our credit-rated commercial loans include commercial and industrial loans to our privately-owned business clients along with loans to commercial borrowers that are secured by real estate (commercial property, multi-family residential property, 1 - 4 family residential property, and construction and land). Commercial loans generally involve a higher degree of credit risk than residential mortgage loans due, in part, to their larger average size and less readily-marketable collateral. In addition, unlike residential mortgage loans, commercial loans generally depend on the cash flow of the borrower’s business to service the debt. Adverse economic conditions or other factors affecting our target markets may have a greater adverse effect on us than on other financial institutions that have a more diversified client base. Increases in non-performing commercial loans could result in operating losses, impaired liquidity and erosion of our capital, and could have a material adverse effect on our financial condition and results of operations. Credit market tightening could adversely affect our commercial borrowers through declines in their business activities and adversely impact their overall liquidity through the diminished availability of other borrowing sources or otherwise.

Our loan portfolio includes loans secured by real estate, which could result in increased credit risk.
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

Additionally, many of our clients use the proceeds of our cash flow transactions to make acquisitions. Poorly executed or poorly conceived acquisitions can burden management, systems and the operations of the existing business, causing a decline in both the client's cash flow and the value of its business as a going concern. In addition, many acquisitions involve new management teams taking over day-to-day operations of a business. These new management teams may fail to execute at the same level as the former management team, which could reduce the cash flow of the client available to service the loan or other debt product, as well as reduce the value of the client as a going concern.

Widespread financial difficulties or downgrades in the financial strength or credit ratings of life insurance providers could lessen the value of the collateral securing our life insurance premium finance loans and impair our financial condition and liquidity.
One of the specialized products we offer is financing high-end whole life insurance premiums utilized in high net worth estate planning. These loans are primarily secured by the insurance policies financed by the loans, i.e., the obligations of the life insurance providers under those policies. Nationally Recognized Statistical Rating Organizations (“NRSROs”) such as Standard & Poor’s, Moody’s and A.M. Best evaluate the life insurance providers that are the payors on the life insurance policies that we finance. The value of our collateral could be materially impaired in the event there are widespread financial difficulties among life insurance providers or the NRSROs downgrade the financial strength ratings or credit ratings of the life insurance providers, indicating the NRSROs’ opinion that the life insurance provider’s ability to meet policyholder obligations is impaired, or the ability of the life insurance provider to meet the terms of its debt obligations is impaired. The value of our collateral is also subject to the risk that a life insurance provider could become insolvent. In particular, if one or more large nationwide life insurance providers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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
We participate in and are an "Allocatee" of the New Markets Tax Credit Program of the U.S. Department of the Treasury Community Development Financial Institutions Fund. Through this program, we provide our allocation to certain projects, which in turn for an equity investment from an Investor in the project generate federal tax credits to those investors. This equity, coupled with any debt or equity from the project sponsor is in turn invested in a certified community development entity for a period of at least seven years. Community development entities must use this capital to make loans to, or other investments in, qualified businesses in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their total equity investment, credited at a rate of five percent in each of the first three years and six percent in each of the final four years. However, after the exhaustion of all cure periods and remedies, the entire credit is subject to recapture if the certified community development entity fails to maintain its certified status, or if substantially all of the equity investment proceeds associated with the tax credits we allocate are no longer continuously invested in a qualified business that meets the New Markets Tax Credit Program criteria, or if the equity investment is redeemed prior to the end of the minimum seven-year term. As part of these financing transactions, we as the parent to Enterprise Financial CDE, LLC ("CDE"), provide customary indemnities to the tax credit investors, which require us to indemnify and hold harmless the investors in the event a credit recapture event occurs, unless the recapture is a result of action or inaction of the investor. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. If this were to occur, the amount we may be required to pay a bank investor could be substantial and could have a material adverse effect on our results of operations and financial condition.

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

Liquidity risk could impair our ability to fund operations and meet debt coverage obligations, and jeopardize our financial condition.
Liquidity is essential to our business. We are a holding company and depend on our subsidiaries for capital needs, including debt coverage requirements.  An inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a substantial material adverse effect on our liquidity.  Our access to funding sources in amounts that are adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include but are not limited to a decrease in the level of our business activity due to a market downturn, our failure to remain well capitalized, or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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
Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits, and, in the future, those depositors may not renew their deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or may have to replace them with other deposits or with funds from other sources. Additionally, if the Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it would not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interests rates to maintain or replace these deposits could adversely affect our net interest margin and results of operations.

We may need to raise additional capital in the future, and such capital may not be available to us or may only be available on unfavorable terms.
We may need to raise additional capital in the future in order to support growth or manage adverse developments such as any additional provisions for loan losses, to maintain our capital ratios, or for other reasons. The condition of the financial markets may be such that we may not be able to obtain additional capital, or the additional capital may only be available on terms that are not attractive to us.

No assurance can be given that the subordinated notes will continue to qualify as Tier 2 capital.
We treat the 4.75% fixed-to-floating rate subordinated notes as “Tier 2 capital” under the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) regulatory rules and guidelines. If the subordinated notes are no longer qualified as Tier 2 capital, it could have an adverse effect on our capital requirements under the Federal Reserve Board rules and guidelines.

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
We may use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in client related derivatives. We may use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. We also have derivatives that result from a service we provide to certain qualifying clients approved through our credit process, and therefore, these derivatives are not used to manage interest rate risk in our assets or liabilities. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We have engaged in and may continue to engage in further expansion through acquisitions, and these acquisitions present a number of risks related both to the acquisition transactions and to the integration of the acquired businesses.
The acquisition of other financial services companies or assets, including the acquisition of JCB, present risks to the Company in addition to those presented by the nature of the business acquired. Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected results or cost savings.

Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of our management's time and attention;

•	the possible loss of key employees and clients of the target company;

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•	potential changes in banking or tax laws or regulations that may affect the target company; and/or

•	potential additional costs for diligence or break-up fees.

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and/or market values, and, therefore, result in dilution of our tangible book value and net income per common share. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. Finally, to the extent that we issue capital stock in connection with transactions, such transactions and related stock issuances may have a dilutive effect on earnings per share of our common stock and share ownership of our stockholders.

We may be unable to successfully integrate new business lines into our existing operations.
In January 2016, we added a team focused on the niche product of aircraft financing in order to further broaden our offerings to our middle market commercial clients. From time to time, we may implement other new lines of business or offer new products or services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. Although we continue to expend substantial managerial, operating and financial resources as our business grows, we may be unable to successfully continue the integration of new business lines, and price and profitability targets may not prove feasible. External factors such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, executive leadership transitions and succession planning can be inherently difficult to manage and may cause disruption to our business. Executive leadership transitions inherently cause some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could suffer as a result. The loss of services of one or more members of senior management, or delays in a full transition of our incoming Chief Executive Officer could have a material adverse effect on our business.

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

We may incur impairments to goodwill.
As of December 31, 2016, we had $30.3 million recorded as goodwill. However, we anticipate a material increase to goodwill due to the acquisition of JCB in 2017. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

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

Our investment securities portfolio includes $4.4 million in capital stock of the FHLB of Des Moines as of December 31, 2016. This stock ownership is required for us to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including us, to make additional capital investments in the FHLB. If the FHLB were to cease operations, or if we would be required to write-off our investment in the FHLB, our financial condition, and results of operations may be materially and adversely affected.

We primarily invest in mortgage-backed obligations and such obligations have been, and are likely to continue to be, impacted by market dislocations, declining home values and prepayment risk, which may lead to volatility in cash flow and market risk and declines in the value of our investment portfolio.
Our investment portfolio largely consists of mortgage-backed obligations primarily secured by pools of mortgages on single-family residences. The value of mortgage-backed obligations in our investment portfolio may fluctuate for several reasons, including (i) delinquencies and defaults on the mortgages underlying such obligations, due in part to high unemployment rates, (ii) falling home prices, (iii) lack of a liquid market for such obligations, (iv) uncertainties in respect of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which guarantee such obligations, and (v) the expiration of government stimulus initiatives. Although home values had declined over the last several years, prices appear to have now leveled off. However, if the value of homes were to further materially decline, the fair value of the mortgage-backed obligations in which we invest may also decline. Any such decline in the fair value of mortgage-backed obligations, or perceived market uncertainty about their fair value, could adversely affect our financial position and results of operations. In addition, when we acquire a mortgage-backed security, we anticipate that the underlying mortgages will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when rates rise, but changes in prepayment rates are difficult to predict. In light of historically low interest rates, many of our mortgage-backed securities have a higher interest rate than prevailing market rates, resulting in a premium purchase price. In accordance with applicable accounting standards, we amortize the premium over the expected life of the mortgage-backed security. If the mortgage loans securing the mortgage-backed security prepay more rapidly than anticipated, we would have to amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

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
We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. For example, we issued 3.3 million new shares of common stock in 2017 at the closing of the merger with JCB, which resulted in dilution to our shareholders.

In addition, to the extent awards to issue common stock under our employee equity compensation plans are exercised, or shares are issued, holders of our common stock could incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market after an offering or the perception that such sales could occur.

Our outstanding debt securities, related to our trust preferred securities, restrict our ability to pay dividends on our capital stock.
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
Provisions of Delaware law and of our certificate of incorporation, as amended, and bylaws, as well as various provisions of federal and Missouri state law applicable to bank and bank holding companies, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation, as amended, authorizes our board of directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal. In the event of a proposed merger, tender offer or other attempt to gain control of the Company, our board of directors would have the ability to readily issue available shares of preferred stock as a method of discouraging, delaying or preventing a change in control of the Company. Such issuance could occur regardless of whether our stockholders favorably view the merger, tender offer or other attempt to gain control of the Company. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interests of our stockholders. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2016, we had six banking locations in the St. Louis metropolitan area, eight banking locations in the Kansas City metropolitan area, and two banking locations in the Phoenix metropolitan area. We own four of the facilities and lease the remainder. Most of the leases expire between 2017 and 2024 and include one or more renewal options of up to five years. One lease expires in 2028. All the leases are classified as operating leases. We believe all our properties are in good condition.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices
The Company's common stock trades on the NASDAQ Global Select Market under the symbol “EFSC.” Below are the dividends declared by quarter along with the closing, high, and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Select Market. There may have been other transactions at prices not known to the Company. As of February 21, 2017, the Company had 687 common stock shareholders of record and a market price of $45.75 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2016				2015
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$43.00	$31.25	$27.89	$27.04	$28.35	$25.17	$22.77	$20.66
High	43.65	31.96	29.06	29.36	30.73	25.46	23.35	20.93
Low	30.93	26.37	25.04	25.01	24.18	22.03	19.68	18.80
Cash dividends paid on common shares	0.1100	0.1100	0.1000	0.0900	0.0800	0.0700	0.0600	0.0525

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

Issuer Purchases of Equity Securities
The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2016.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1, 2016 through October 31, 2016	—	$—	—	1,814,282
November 1, 2016 through November 30, 2016	—	—	—	1,814,282
December 1, 2016 through December 31, 2016	715	40.90	—	1,814,282
Total	715	$40.90	—

(a) Includes shares of the Company’s common stock withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock. These shares were purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced repurchase plan or program.

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

The following graph* compares the cumulative total shareholder return on the Company's common stock from December 31, 2011 through December 31, 2016. The graph compares the Company's common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2011 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending December 31,
Index	2011	2012	2013	2014	2015	2016
Enterprise Financial Services Corp	100.00	89.87	142.23	139.00	201.95	310.35
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

*Source: SNL Financial, an offering of S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company's audited financial statements as of and for the five years ended December 31, 2016. This information should be read in connection with our audited consolidated financial statements, related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
($ in thousands, except per share data)	2016	2015	2014	2013	2012
EARNINGS SUMMARY:
Interest income	$149,224	$132,779	$131,754	$153,289	$165,464
Interest expense	13,729	12,369	14,386	18,137	23,167
Net interest income	135,495	120,410	117,368	135,152	142,297
Provision (provision reversal) for portfolio loan losses	5,551	4,872	4,409	(642)	8,757
Provision (provision reversal) for purchased credit impaired loan losses	(1,946)	(4,414)	1,083	4,974	14,033
Noninterest income	29,059	20,675	16,631	9,899	9,084
Noninterest expense	86,110	82,226	87,463	90,639	85,761
Income before income tax expense	74,839	58,401	41,044	50,080	42,830
Income tax expense	26,002	19,951	13,871	16,976	14,534
Net income	$48,837	$38,450	$27,173	$33,104	$28,296

PER SHARE DATA:
Basic earnings per common share	$2.44	$1.92	$1.38	$1.78	$1.41
Diluted earnings per common share	2.41	1.89	1.35	1.73	1.37
Cash dividends paid on common shares	0.41	0.26	0.21	0.21	0.21
Book value per common share	19.31	17.53	15.94	14.47	13.09
Tangible book value per common share	17.69	15.86	14.20	12.62	10.99

BALANCE SHEET DATA:
Ending balances:
Portfolio loans	$3,118,392	$2,750,737	$2,433,916	$2,137,313	$2,106,039
Allowance for portfolio loan losses	37,565	33,441	30,185	27,289	34,330
Purchased credit impaired loans, net of allowance for loan losses	33,925	64,583	83,693	125,100	189,571
Goodwill	30,334	30,334	30,334	30,334	30,334
Other intangible assets, net	2,151	3,075	4,164	5,418	7,406
Total assets	4,081,328	3,608,483	3,277,003	3,170,197	3,325,786
Deposits	3,233,361	2,784,591	2,491,510	2,534,953	2,658,851
Subordinated debentures and notes	105,540	56,807	56,807	62,581	85,081
Other borrowings	276,980	380,326	383,883	264,331	325,070
Shareholders' equity	387,098	350,829	316,241	279,705	235,745
Tangible common equity	354,613	317,420	281,743	243,953	198,005

Average balances:
Portfolio loans	$2,915,744	$2,520,734	$2,255,180	$2,097,920	$1,953,427
Purchased credit impaired loans	55,992	87,940	119,504	168,662	243,359
Earning assets	3,570,186	3,163,339	2,921,978	2,875,765	2,909,532
Total assets	3,796,478	3,381,831	3,156,994	3,126,537	3,230,928
Interest-bearing liabilities	2,634,700	2,344,861	2,209,188	2,237,111	2,340,612
Shareholders' equity	371,587	335,095	301,756	259,106	252,464
Tangible common equity	338,662	301,165	266,655	222,186	185,252

	Years ended December 31,
	2016	2015	2014	2013	2012
SELECTED RATIOS:
Return on average common equity	13.14%	11.47%	9.01%	12.78%	11.21%
Return on average tangible common equity	14.42	12.77	10.19	14.90	13.55
Return on average assets	1.29	1.14	0.86	1.06	0.78
Efficiency ratio	52.33	58.28	65.27	62.49	56.65
Total loan yield (1)	4.66	4.72	5.14	6.36	7.05
Cost of interest-bearing liabilities	0.52	0.53	0.65	0.81	0.99
Net interest spread (1)	3.71	3.72	3.91	4.60	4.75
Net interest margin (1)	3.84	3.86	4.07	4.78	4.94
Nonperforming loans to total loans (2)	0.48	0.33	0.91	0.98	1.84
Nonperforming assets to total assets (2) (3)	0.39	0.48	0.74	0.90	1.44
Net charge-offs to average loans (2)	0.05	0.06	0.07	0.31	0.64
Allowance for loan losses to total loans (2)	1.20	1.22	1.24	1.28	1.63
Dividend payout ratio - basic	16.81	13.68	15.37	11.92	13.28

(1) Fully tax equivalent.
(2) Amounts and ratios exclude purchased credit impaired ("PCI") loans and related assets, except for their inclusion in total assets.
(3) Other real estate from PCI loans included in nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2016. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company's business operations described in Item 1.

Executive Summary
Below are highlights of our financial performance for the year ended December 31, 2016 as compared to the years ended December 31, 2015 and 2014.

($ in thousands, except per share data)	For the Years ended December 31,
	2016	2015	2014
EARNINGS
Total interest income	$149,224	$132,779	$131,754
Total interest expense	13,729	12,369	14,386
Net interest income	135,495	120,410	117,368
Provision for portfolio loans	5,551	4,872	4,409
Provision (provision reversal) for purchased credit impaired loans	(1,946)	(4,414)	1,083
Net interest income after provision for loan losses	131,890	119,952	111,876
Total noninterest income	29,059	20,675	16,631
Total noninterest expense	86,110	82,226	87,463
Income before income tax expense	74,839	58,401	41,044
Income tax expense	26,002	19,951	13,871
Net income	$48,837	$38,450	$27,173

Basic earnings per share	$2.44	$1.92	$1.38
Diluted earnings per share	2.41	1.89	1.35

Return on average assets	1.29%	1.14%	0.86%
Return on average common equity	13.14%	11.47%	9.01%
Return on average tangible common equity	14.42%	12.77%	10.19%
Net interest margin (fully tax equivalent)	3.84%	3.86%	4.07%
Efficiency ratio	52.33%	58.28%	65.27%

ASSET QUALITY (1)
Net charge-offs	$1,427	$1,616	$1,512
Nonperforming loans	14,905	9,100	22,244
Classified assets	93,452	67,761	77,898
Nonperforming loans to total loans	0.48%	0.33%	0.91%
Nonperforming assets to total assets (2)	0.39%	0.48%	0.74%
Allowance for loan losses to total loans	1.20%	1.22%	1.24%
Net charge-offs to average loans	0.05%	0.06%	0.07%

(1) Excludes PCI loans and related assets, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

Below are highlights of the Company's core performance measures, which we believe are important measures of financial performance, but are "non-GAAP financial measures." Generally, a non-GAAP financial measure is a measure of a company's financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles ("GAAP") in the U.S. The Company's core performance measures include contractual interest on PCI loans, but exclude incremental accretion on these loans, and exclude the change in the FDIC receivable, gain or loss on the sale of other real estate from PCI loans, and expenses directly related to PCI loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, facilities charges, and the gain or loss on sale of investment securities, which the Company believes are not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Years ended December 31,
($ in thousands)	2016	2015	2014
CORE PERFORMANCE MEASURES (NON-GAAP) (1)
Net interest income	$123,515	$107,618	$98,438
Provision for portfolio loan losses	5,551	4,872	4,409
Noninterest income	26,787	25,575	24,548
Noninterest expense	82,217	77,472	79,369
Income before income tax expense	62,534	50,849	39,208
Income tax expense	21,297	17,058	13,165
Net income	$41,237	$33,791	$26,043

Diluted earnings per share	$2.03	$1.66	$1.29
Return on average assets	1.09%	1.00%	0.82%
Return on average common equity	11.10%	10.08%	8.63%
Return on average tangible common equity	12.18%	11.22%	9.77%
Net interest margin (fully tax equivalent)	3.51%	3.46%	3.42%
Efficiency ratio	54.70%	58.17%	64.53%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

The Company noted the following trends during 2016:

•
The Company reported net income of $48.8 million for 2016, compared to $38.5 million for 2015. The Company reported diluted earnings per share of $2.41 and $1.89 in the same respective periods. The increase in net income over the prior year was primarily due to an increase in net interest income from strong portfolio loan growth, funded primarily by core deposit growth, and an increase in noninterest income. The 2016 results also benefited from higher contribution from PCI assets due to the December 2015 termination of FDIC loss share contracts. This increase was partially offset by an increase in noninterest expenses from higher employee compensation and benefits due to continued investment in customer facing personnel.

•
On a core basis[1], net income was $41.2 million, or $2.03 per share in 2016, compared to $33.8 million, or $1.66 per share in 2015. The increase was primarily due to increases in net interest income from strong portfolio loan growth funded primarily by core deposit growth, combined with an increase in noninterest income from service charges on deposits.

•
Net interest income increased $15.1 million, or 13%, in 2016 from 2015, due to strong portfolio loan growth during the year. On a core basis[1], net interest income increased $15.9 million, or 15%, when compared to the prior year due to strong portfolio loan growth funded largely by deposit growth.

•
Net interest margin declined two basis points to 3.84% during 2016, compared to 3.86% in 2015, largely due to lower accelerated cash flows and lower balances of PCI loans. Core net interest margin[1], defined as net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, increased five basis points to 3.51%, from 3.46% in the prior year. The increase was largely due to strong portfolio loan growth, offset slightly due to the issuance of $50 million of subordinated notes described below. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

•
Noninterest income increased by $8.4 million in 2016 from 2015, partially due to a decrease in the change in FDIC loss share receivable and an increase in gain on sale of other real estate from PCI loans. Core noninterest income[1], which includes wealth management revenue, service charges and other fees on deposit accounts, state tax brokerage activity, and sales of other real estate excluding PCI, increased $1.2 million compared to 2015, primarily due to an increase in service charges on deposit accounts from growth in treasury management, and other fee income from expanded swap activity, card services, and secondary mortgage sales.

•
Noninterest expenses grew $3.9 million, or 5%, in 2016 from 2015 due to higher employee compensation costs from increase client facing personnel. Despite the increase, the Company's efficiency ratio improved to 52.3% from 58.3% when compared to the prior year as revenue gains outpaced investments in the business. Similarly, core noninterest expenses[1] grew $4.7 million, or 6%, when compared to the prior year, however, the core efficiency ratio improved to 54.7% from 58.2% when compared to the prior year, due to growth in revenue.

1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

2016 Significant Transactions
During 2016, we completed the following significant transactions:

•
On October 10, 2016, the Company entered into a definitive merger agreement to acquire Jefferson County Bancshares, Inc. ("JCB") headquartered in Jefferson County, Missouri. JCB is the parent holding company of Eagle Bank and Trust Company of Missouri. The transaction closed on February 10, 2017. The merger with JCB is expected to accelerate the Company's St. Louis market expansion and add valuable scale and operating leverage to that market. The Company believes that JCB's commercial and retail customer bases are complementary to EFSC's existing business product sets.

•
On November 1, 2016, the Company issued $50 million aggregate principal amount of 4.75% fixed-to-floating rate subordinated notes with a maturity date of November 1, 2026. The subordinated notes will initially bear an annual interest rate of 4.75%, with interest payable semiannually. Beginning November 1, 2021, the interest rate resets quarterly to the three-month LIBOR plus a spread of 338.7 basis points, payable quarterly. The Company used a portion of the proceeds from the issuance to pay the cash consideration at the closing of the acquisition of JCB. Regulatory guidance allows for this subordinated debt to be treated as tier 2 regulatory capital for the first five years of its term, subject to certain limitations, and then phased out of tier 2 capital pro rata over the next five years.

•
The Company repurchased 185,718 of its common shares at a weighted-average share price of $26.32 pursuant to its publicly announced program during the year ended December 31, 2016. The Company's Board authorized the repurchase plan in May of 2015, which allows the Company to repurchase up to two million common shares, representing approximately 10% of the Company’s then currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions.

•
The Company's Board approved three consecutive increases in the Company's quarterly cash dividend to $0.11 per common share for the fourth quarter of 2016, up from $0.09 for the first quarter of 2016, expanding cash dividends paid for the year by 56%.

2015 Significant Transactions
During 2015, we completed the following significant transactions:

•
The Company's Board approved three consecutive increases in the Company's quarterly cash dividend to $0.08 per common share for the fourth quarter of 2015, up from $0.0525 for the first quarter of 2015.

•	The Company received a $65 million allocation of New Markets Tax Credits ("NMTC"), which is the fourth allocation of NMTC received since 2011, for a total of $183 million.

•
On December 7, 2015, the Company successfully completed early termination of all existing loss share agreements with the FDIC, resulting in a pretax charge of $2.4 million, or $0.07 per diluted share. The Company's income has been positively impacted by no longer amortizing the FDIC loss share receivable or providing for further increases to the clawback liability, as well as recovering amounts greater than the carrying value of the formerly covered assets. The charge from the termination was entirely earned back in the first quarter of 2016.

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

Balance sheet highlights

•
Loans - Loans totaled $3.2 billion at December 31, 2016, including $39.8 million of PCI loans. Portfolio loans increased $367.7 million, or 13%, from December 31, 2015. Commercial and industrial loans increased $148.4 million, or 10%, consumer and other loans increased $17.6 million, or 13%, construction and land development and residential real estate loans increased $77.7 million, or 22%, and commercial real estate increased $123.9 million, or 16%. See Item 8, Note 5 – Portfolio Loans for more information.

•	Deposits – Total deposits at December 31, 2016 were $3.2 billion, an increase of $448.8 million, or 16%, from December 31, 2015, largely due to the Company's deposit gathering initiatives.

•
Asset quality – Nonperforming assets were $15.9 million at December 31, 2016, a decrease of 9% compared to $17.5 million at December 31, 2015. Nonperforming assets represented 0.39% of total assets at December 31, 2016, compared to 0.48% of total assets at December 31, 2015. There were $0.6 million of portfolio loans 30-89 days delinquent and still accruing at December 31, 2016, as compared to $0.9 million at December 31, 2015.

Provision for portfolio loan losses was $5.6 million in 2016, compared to $4.9 million in 2015. The Company experienced low levels of net charge-offs in 2016, similar to 2015 and 2014, but recorded provision expense as loan balances increased 13% in 2016. See Item 8, Note 5 – Portfolio Loans and, Provision for Loan Losses and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	For the Years ended December 31,
	2016			2015			2014
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,881,071	$120,803	4.19%	$2,486,369	$102,562	4.12%	$2,223,835	$93,604	4.21%
Tax-exempt portfolio loans (2)	41,471	2,512	6.06	39,347	2,570	6.53	35,058	2,358	6.73
Purchased credit impaired loans (3)	55,992	15,383	27.47	87,940	18,218	20.72	119,504	26,336	22.04
Total loans	2,978,534	138,698	4.66	2,613,656	123,350	4.72	2,378,397	122,298	5.14
Taxable investments in debt and equity securities	476,341	9,816	2.06	436,023	8,983	2.06	424,882	8,984	2.11
Non-taxable investments in debt and equity securities (2)	48,157	2,106	4.37	44,738	1,966	4.39	41,088	1,919	4.67
Short-term investments	67,154	370	0.55	68,922	211	0.31	77,611	187	0.24
Total securities and short-term investments	591,652	12,292	2.08	549,683	11,160	2.03	543,581	11,090	2.04
Total interest-earning assets	3,570,186	150,990	4.23	3,163,339	134,510	4.25	2,921,978	133,388	4.56
Noninterest-earning assets:
Cash and due from banks	57,237			50,017			29,680
Other assets	213,698			212,710			250,985
Allowance for loan losses	(44,643)			(44,235)			(45,649)
Total assets	$3,796,478			$3,381,831			$3,156,994

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$606,899	$1,370	0.23%	$512,272	$1,149	0.22%	$311,974	$653	0.21%
Money market accounts	1,075,055	4,439	0.41	949,814	2,993	0.32	852,015	2,716	0.32
Savings	105,115	262	0.25	88,399	219	0.25	81,131	201	0.25
Certificates of deposit	466,326	4,770	1.02	496,449	6,051	1.22	586,220	6,917	1.18
Total interest-bearing deposits	2,253,395	10,841	0.48	2,046,934	10,412	0.51	1,831,340	10,487	0.57
Subordinated debentures and notes	64,948	1,894	2.91	56,807	1,248	2.21	57,930	1,322	2.28
Other borrowed funds	316,357	994	0.31	241,120	709	0.29	319,918	2,577	0.81
Total interest-bearing liabilities	2,634,700	13,729	0.52	2,344,861	12,369	0.53	2,209,188	14,386	0.65
Noninterest bearing liabilities:
Demand deposits	761,086			673,704			622,714
Other liabilities	29,105			28,171			23,336
Total liabilities	3,424,891			3,046,736			2,855,238
Shareholders' equity	371,587			335,095			301,756
Total liabilities & shareholders' equity	$3,796,478			$3,381,831			$3,156,994
Net interest income		$137,261			$122,141			$119,002
Net interest spread			3.71%			3.72%			3.91%
Net interest margin (tax equivalent)			3.84%			3.86%			4.07%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $2.2 million, $2.3 million, and $0.9 million for the years ended December 31, 2016, 2015, and 2014 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate. The tax-equivalent adjustments were $1.8 million, $1.7 million, and $1.6 million for the years ended December 31, 2016, 2015, and 2014 respectively.

(3)
Includes $3.4 million, $5.4 million, and $7.4 million for the years ended December 31, 2016, 2015, and 2014, respectively, of contractual interest from PCI loans, which has been included in core net interest margin, a non-GAAP financial measure.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$16,524	$1,717	$18,241	$10,861	$(1,903)	$8,958
Tax-exempt portfolio loans (3)	135	(193)	(58)	282	(70)	212
Purchased credit impaired loans	(7,756)	4,921	(2,835)	(6,616)	(1,502)	(8,118)
Taxable investments in debt and equity securities	831	2	833	233	(234)	(1)
Non-taxable investments in debt and equity securities (3)	150	(10)	140	164	(117)	47
Short-term investments	(5)	164	159	(23)	47	24
Total interest-earning assets	9,879	6,601	16,480	4,901	(3,779)	1,122

Interest paid on:
Interest-bearing transaction accounts	$214	$7	$221	$446	$50	$496
Money market accounts	431	1,015	1,446	308	(31)	277
Savings	42	1	43	18	1	19
Certificates of deposit	(351)	(930)	(1,281)	(1,088)	222	(866)
Subordinated debentures and notes	199	447	646	(27)	(47)	(74)
Borrowed funds	233	52	285	(522)	(1,347)	(1,869)
Total interest-bearing liabilities	768	592	1,360	(865)	(1,152)	(2,017)
Net interest income	$9,111	$6,009	$15,120	$5,766	$(2,627)	$3,139

(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a fully tax equivalent basis using a 38% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Purchased credit impaired ("PCI") Contribution
The following table illustrates the financial contribution of PCI loans and other assets related to PCI loans for the most recent three fiscal years:

	For the Years ended December 31,
(in thousands)	2016	2015	2014
Accelerated cash flows and other incremental accretion	11,980	12,792	18,930
Provision reversal (provision) for loan losses	1,946	4,414	(1,083)
Gain on sale of other real estate	1,565	107	445
Other income from other real estate	621	—	—
FDIC loss share termination	—	(2,436)	—
Change in FDIC loss share receivable	—	(5,030)	(9,307)
Change in FDIC clawback liability	—	(760)	(1,201)
Other expenses	(1,094)	(1,558)	(2,928)
PCI assets income before income tax expense	$15,018	$7,529	$4,856

PCI loans contributed $9.3 million of net income for the year ended December 31, 2016, and $4.6 million for the prior year. At December 31, 2016, the remaining accretable yield on the portfolio was estimated to be $13 million, and the non-accretable difference was $19 million. Accelerated cash flows and other incremental accretion from PCI loans was $12.0 million for the year ended December 31, 2016, and $12.8 million for the prior year. The Company estimates 2017 income from accelerated cash flows and other incremental accretion to be between $5 million and $7 million.

On December 7, 2015, the Company entered into an agreement with the FDIC to terminate all existing loss share agreements associated with the assets and assumption of liabilities acquired in four FDIC-assisted transactions from 2009 through 2011. As a result of the termination, an expense of $2.4 million was recorded in the fourth quarter of 2015, and the entire charge was earned back in the first quarter of 2016 through accretion from early repayment of PCI loans, loan recoveries, and provision reversal, all no longer shared with the FDIC. The termination agreement did not change the Company's accounting for PCI loans, therefore, contractual and expected cash flows on PCI loans will continue to be remeasured on a periodic basis.

Comparison of 2016 and 2015
Net interest income (on a tax equivalent basis) was $137.3 million for 2016, compared to $122.1 million for 2015, an increase of $15.1 million, or 12%. Total interest income increased $16.5 million and total interest expense increased $1.4 million.

Average interest-earning assets increased $406.8 million, or 13%, to $3.6 billion for the year ended December 31, 2016. Average total loans increased $364.9 million, or 14%, to $3.0 billion for the year ended December 31, 2016, from $2.6 billion for the year ended December 31, 2015, largely due to strong portfolio growth in 2016, including growth in all major categories excluding PCI loans. Average securities and short-term investments increased $42.0 million, to $591.7 million from 2015. Interest income on earning assets increased $9.9 million due to an increase in volume, which includes an offsetting $7.8 million decrease from the decline in PCI loans as the balances continue to run off. Excluding PCI loans, total interest income increased $17.6 million due to volume, primarily from portfolio loans. Interest income on earnings assets increased $6.6 million due to changes in interest rates, largely from PCI loans.

For the year ended December 31, 2016, average interest-bearing liabilities increased $289.8 million, or 12%, to $2.6 billion, compared to $2.3 billion for the year ended December 31, 2015. The increase in average interest-bearing liabilities resulted from a $142.0 million increase in average money market accounts and savings accounts, and a $94.6 million increase in interest-bearing transaction accounts. The significant increase in money market and saving accounts was due to the Company's enhanced focus on deposit gathering in both commercial and business banking. For the year ended December 31, 2016, interest expense on interest-bearing liabilities increased $0.6 million due to higher rates from market conditions, and $0.8 million due to higher volumes, including increased borrowings from the FHLB and the subordinated notes issuance, versus the same period in 2015.

Comparison of 2015 and 2014
Net interest income (on a tax equivalent basis) was $122.1 million for 2015, compared to $119.0 million for 2014, an increase of $3.1 million, or 3%. Total interest income increased $1.1 million and total interest expense decreased $2.0 million.

Average interest-earning assets increased $241.4 million, or 8%, to $3.2 billion for the year ended December 31, 2015. Average loans increased $235.3 million, or 10%, to $2.6 billion for the year ended December 31, 2015, from $2.4 billion for the year ended December 31, 2014, primarily due to strong C&I origination in 2015. Average securities and short-term investments increased $6.1 million, to $549.7 million from 2014. Interest income on earning assets increased $4.9 million due primarily to loan growth outpacing interest rate headwinds, which offset net interest income by $3.8 million resulting from economic and competitive conditions. The increase in volume was primarily due to strong loan growth during the year. Portfolio loans experienced an $11.1 million increase in interest income due to volume, offset by a $2.0 million decrease in interest income due to rates.

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

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income:

	Years ended December 31,			Change from
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Service charges on deposit accounts	$8,615	$7,923	$7,181	$692	$742
Wealth management revenue	6,729	7,007	6,942	(278)	65
Other service charges and fee income	3,958	3,241	2,953	717	288
Gain on state tax credits, net	2,647	2,720	2,252	(73)	468
Gain on sale of other real estate - core	272	35	1,086	237	(1,051)
Miscellaneous income - core	4,566	4,649	4,134	(83)	515
Core noninterest income (1)	26,787	25,575	24,548	1,212	1,027
Gain on sale of other real estate from PCI loans	1,565	107	445	1,458	(338)
Other income from PCI assets	621	—	—	621	—
Gain on sale of investment securities	86	23	—	63	23
Change in FDIC loss share receivable	—	(5,030)	(9,307)	5,030	4,277
Closing fee	—	—	945	—	(945)
Total noninterest income	$29,059	$20,675	$16,631	$8,384	$4,044

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."
Noninterest income increased $8.4 million, or 41%, in 2016 compared to 2015. The increase was largely due to an increase in the gain on sale of other real estate from PCI loans of $1.5 million, and a decrease in the loss from the change in FDIC loss share receivable of $5.0 million. Core noninterest income1 increased $1.2 million, or 5%, in 2016 largely due to an increase in service charges on deposit accounts from continued success in treasury management and an increase in other service charges from increased card fee income and gain on sale of mortgages.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Years ended December 31,			Change from
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Core expenses (1):
Employee compensation and benefits - core	$48,932	$45,102	$45,717	$3,830	$(615)
Occupancy - core	6,570	6,474	6,420	96	54
Data processing - core	4,663	4,229	4,214	434	15
Professional fees - core	2,614	3,401	3,815	(787)	(414)
FDIC and other insurance	3,018	2,790	2,884	228	(94)
Loan, legal, and other real estate expense - core	1,239	1,535	2,909	(296)	(1,374)
Other - core	15,181	13,941	13,410	1,240	531
Core noninterest expense (1)	82,217	77,472	79,369	4,745	(1,897)
Merger related expenses	1,386	—	—	1,386	—
Facilities disposal charge	1,040	—	1,004	1,040	(1,004)
Executive severance	332	—	—	332	—
FHLB prepayment penalty	—	—	2,936	—	(2,936)
FDIC loss share termination	—	2,436	—	(2,436)	2,436
FDIC clawback	—	760	1,201	(760)	(441)
Other expenses related to PCI assets	1,094	1,558	2,953	(464)	(1,395)
Other non-core expenses	41	—	—	41	—
Total noninterest expense	$86,110	$82,226	$87,463	$3,843	$(5,237)

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses increased $3.8 million, or 5%, in 2016, partially due to $1.4 million of merger related expenses for the JCB acquisition and $1.0 million for a facilities disposal charge from lease buyouts of two unused facilities. Noninterest expenses for 2015 included a charge of $2.4 million for the FDIC loss share termination. Core noninterest expenses1 increased $4.7 million, or 6%, largely due to an increase in employee compensation and benefits from the addition of client service personnel to facilitate growth as well as additional incentive accruals. Other core noninterest expense increased $1.2 million in 2016 partially due to additional expenses from expanded offerings of card products.

Income Taxes
In 2016, the Company recorded income tax expense of $26.0 million on pre-tax income of $74.8 million, resulting in an effective tax rate of 34.7%. The Company's effective tax rate was slightly higher than 2015 as pre-tax income was significantly higher, reducing the savings impact of permanent items. The following items impacted the 2016 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $1.0 million, and

•	decrease in the tax rate used for deferred tax assets of $0.3 million.

In 2015, the Company recorded income tax expense of $20.0 million on pre-tax income of $58.4 million, resulting in an effective tax rate of 34.2%. The following items impacted the 2015 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $1.0 million, and

•	release of reserves for uncertain tax positions due to remeasurement of $0.4 million.

In 2014, the Company recorded income tax expense of $13.9 million on pre-tax income of $41.0 million, resulting in an effective tax rate of 33.8%. The 2014 effective tax rate was impacted by interest income on tax exempt mortgages and municipal bonds of $0.9 million.

FINANCIAL CONDITION

Summary Balance Sheet

(in thousands)	December 31,			% Increase (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total cash and cash equivalents	$198,802	$94,157	$100,696	111.14%	(6.49)%
Securities	541,260	495,484	446,131	9.24%	11.06%
Portfolio loans	3,118,392	2,750,737	2,433,916	13.37%	13.02%
Purchased credit impaired loans, net of allowance for loan losses	33,925	64,583	83,693	(47.47)%	(22.83)%
Total assets	4,081,328	3,608,483	3,277,003	13.10%	10.12%
Deposits	3,233,361	2,784,591	2,491,510	16.12%	11.76%
Total liabilities	3,694,230	3,257,654	2,960,762	13.40%	10.03%
Total shareholders' equity	387,098	350,829	316,241	10.34%	10.94%

Assets
Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is secured by real estate, including loans classified as C&I loans because it serves as a secondary source of repayment.

The following table sets forth the composition of the Company's loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated:

	December 31,
($ in thousands)	2016	2015	2014	2013	2012
Commercial and industrial	$1,632,714	$1,484,327	$1,264,487	$1,041,576	$962,884
Real estate:
Commercial	894,956	771,023	740,754	779,319	819,709
Construction and land development	194,542	161,061	143,878	117,032	160,911
Residential	240,760	196,498	185,252	158,527	145,558
Consumer and other	155,420	137,828	99,545	40,859	16,977
Portfolio loans	$3,118,392	$2,750,737	$2,433,916	$2,137,313	$2,106,039

	December 31,
	2016	2015	2014	2013	2012
Commercial and industrial	52.4%	54.0%	52.0%	48.7%	45.7%
Real estate:
Commercial	28.7%	28.0%	30.4%	36.5%	38.9%
Construction and land development	6.2%	5.9%	5.9%	5.5%	7.6%
Residential	7.7%	7.1%	7.6%	7.4%	6.9%
Consumer and other	5.0%	5.0%	4.1%	1.9%	0.9%
Portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%
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

At December 31, 2016, $293.3 million, or 33%, of the commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category and are located within our St. Louis, Kansas City, and Phoenix markets. These loans are underwritten based on the cash flow coverage of the property, the Company's loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. $81.4 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function is employed.

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

The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company's asset sensitive interest rate risk position. Additionally, our specialized products, especially Enterprise value lending, Life insurance premium financing, and Tax credit financing/lending, consist of primarily C&I loans, and have contributed significantly to the Company's loan growth. These loans are sourced through relationships developed with wealth and estate planning firms and private equity funds, and are not bound geographically by our three markets with branch facilities. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets.

The following table illustrates loan growth, including selected specialized lending detail, at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015	Change	% Change
Enterprise value lending	$388,798	$350,266	$38,532	11.0%
C&I - general	794,451	732,186	62,265	8.5%
Life insurance premium financing	305,779	265,184	40,595	15.3%
Tax credits	143,686	136,691	6,995	5.1%
CRE, construction and land development	1,089,498	932,084	157,414	16.9%
Residential real estate	240,760	196,498	44,262	22.5%
Consumer and other	155,420	137,828	17,592	12.8%
Portfolio loans	$3,118,392	$2,750,737	$367,655	13.4%

Following is a further breakdown of our loan categories at December 31, 2016 and 2015:

	% of portfolio
	2016			2015
	Portfolio Loans	Purchased Credit Impaired Loans	Total Loans	Portfolio Loans	Purchased Credit Impaired Loans	Total Loans
Non Real estate
Commercial and industrial	52%	9%	52%	54%	5%	53%
Consumer and other	5%	—%	5%	5%	—%	5%
Total Non Real estate	57%	9%	57%	59%	5%	58%

Real estate:
Commercial - investor owned
Retail	4%	8%	4%	4%	20%	5%
Commercial office	6%	11%	6%	4%	12%	5%
Multi-family housing	2%	1%	2%	2%	1%	2%
Industrial/ Warehouse	3%	—%	3%	3%	1%	3%
Other	3%	—%	3%	2%	—%	1%
Total	18%	20%	18%	15%	34%	16%

Commercial - owner occupied
Commercial and industrial	9%	29%	9%	11%	19%	11%
Other	2%	1%	2%	2%	7%	2%
Total	11%	30%	11%	13%	26%	13%

Construction and land development	6%	11%	6%	6%	9%	6%

Residential
Investor owned	1%	5%	1%	1%	6%	1%
Owner occupied	7%	25%	7%	6%	20%	6%
Total	8%	30%	8%	7%	26%	7%

Total Real estate	43%	91%	43%	41%	95%	42%

Total	100%	100%	100%	100%	100%	100%

The following descriptions focus on portfolio loans at December 31, 2016, and exclude PCI loans.

The commercial and industrial category represents $1.6 billion, or 52%, of the total loan portfolio. This category includes $572.3 million in loans to companies secured by accounts receivable, inventory and equipment, $388.8 million from the Enterprise value lending portfolio, and $305.8 million in Life insurance premium financing. These loans consist of over 500 relationships with an average outstanding balance of $1.1 million. The largest loans within this category are $17.5 million and $10.8 million revolving lines of credit, both secured by accounts receivable and inventory within the St. Louis region.

The largest loans within the investor owned commercial real estate portfolio are retail and commercial office permanent loans. The Company had $123.5 million of investor owned permanent loans secured by retail properties. There were 45 loan relationships in this category with an average outstanding loan balance of $2.7 million. The largest loans outstanding at year end were an $11.4 million loan secured by a retail center, an $8.7 million loan secured by retail stores, both in the St. Louis area, and a $6.3 million loan secured by a hotel in Arizona.

The Company had $180.3 million of investor owned permanent loans secured by commercial office properties. There were 61 loan relationships with an average outstanding loan balance of $2.9 million. The largest loans outstanding at year end were a $17.8 million loan secured by a multi-tenant office condominium complex in Phoenix, and $11.9 million and $11.3 million loans each secured by multi-tenant office buildings in the Kansas City region.

The largest loans within the owner occupied commercial real estate portfolio are commercial and industrial loans. The Company had $287.1 million of owner occupied loans secured by commercial and industrial properties. There were 253 loan relationships in this category with an average outstanding loan balance of $1.1 million. The largest loans outstanding at year end were a $10.1 million loan secured by an industrial building in Texas, a $9.3 million loan secured by an office building in Kansas, and an $8.6 million loan secured by a car dealership in Kansas.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2016, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2016 mature or reprice as follows:

	Loans Maturing or Repricing
($ in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total	Percent of Total Loans
Fixed rate loans (1) (2) (3)
Commercial and industrial	$128,978	$222,335	$25,455	$376,768	12%
Real estate:
Commercial	119,263	423,658	58,389	601,310	19%
Construction and land development	38,554	43,805	7,748	90,107	3%
Residential	21,822	95,773	26,521	144,116	5%
Consumer and other	29,821	33,198	23,721	86,740	3%
Purchased credit impaired loans	13,483	8,376	3,295	25,154	1%
Total	$351,921	$827,145	$145,129	$1,324,195	43%
Variable rate loans (1) (2)
Commercial and industrial	$1,218,297	$32,404	$5,245	$1,255,946	40%
Real estate:
Commercial	206,349	87,297	—	293,646	9%
Construction and land development	96,066	8,369	—	104,435	3%
Residential	60,988	30,917	4,739	96,644	3%
Consumer and other	52,605	16,075	—	68,680	2%
Purchased credit impaired loans	11,064	3,551	—	14,615	—%
Total	$1,645,369	$178,613	$9,984	$1,833,966	57%
Loans (1) (2)
Commercial and industrial	$1,347,275	$254,739	$30,700	$1,632,714	52%
Real estate:
Commercial	325,612	510,955	58,389	894,956	28%
Construction and land development	134,620	52,174	7,748	194,542	6%
Residential	82,810	126,690	31,260	240,760	8%
Consumer and other	82,426	49,273	23,721	155,420	5%
Purchased credit impaired loans	24,547	11,927	3,295	39,769	1%
Total	$1,997,290	$1,005,758	$155,113	$3,158,161	100%

(1) Loan balances are net of unearned loan fees.
(2) Not adjusted for impact of interest rate swap agreements.
(3) Fixed rate loans include variable rate loans with a rate floor that are currently accruing interest at the floor.

Fixed rate loans comprise 43% of the loan portfolio at December 31, 2016. Additionally, 57% of the Company's loans are variable rate loans, most of which are based on the prime rate or the LIBOR. The Bank's “prime rate” has been 4.00% for the last several years. In December 2016, the Federal Reserve raised the targeted Fed Funds rate 25 basis points to a range of 0.50% to 0.75%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which was raised to 3.75% in December 2016, from 3.50%. Most loan originations have one to three year maturities. Management monitors this mix as part of its interest rate risk management. See "Interest Rate Risk" of this MD&A section.

Of the $325.6 million of commercial real estate loans maturing in one year or less, $206.3 million, or 63%, represent loans secured by non-owner occupied commercial properties.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
($ in thousands)	2016	2015	2014	2013	2012
Allowance for portfolio loans, at beginning of period	$33,441	$30,185	$27,289	$34,330	$37,989
Loans charged off:
Commercial and industrial	(2,303)	(3,699)	(3,738)	(3,404)	(3,233)
Real estate:
Commercial	(95)	(702)	(700)	(4,991)	(6,054)
Construction and land development	—	(350)	(905)	(896)	(4,384)
Residential	(25)	(1,313)	(48)	(1,053)	(1,605)
Consumer and other	(1,912)	(27)	(165)	(34)	—
Total loans charged off	(4,335)	(6,091)	(5,556)	(10,378)	(15,276)
Recoveries of loans previously charged off:
Commercial and industrial	674	1,796	1,768	1,776	578
Real estate:
Commercial	1,165	1,567	1,101	776	134
Construction and land development	934	674	806	488	695
Residential	123	337	334	939	1,451
Consumer and other	12	101	34	—	2
Total recoveries of loans	2,908	4,475	4,043	3,979	2,860
Net loan charge-offs	(1,427)	(1,616)	(1,513)	(6,399)	(12,416)
Provision (provision reversal) for loan losses	5,551	4,872	4,409	(642)	8,757
Allowance for portfolio loans, at end of period	$37,565	$33,441	$30,185	$27,289	$34,330

Allowance for PCI loans, at beginning of period	$10,175	$15,410	$15,438	$11,547	$1,635
Loans charged off	(1,296)	(25)	(341)	(522)	(3,823)
Recoveries of loans	—	—	—	114	27
Other	(1,089)	(796)	(770)	(675)	(325)
Net loan charge-offs	(2,385)	(821)	(1,111)	(1,083)	(4,121)
Provision (provision reversal) for loan losses	(1,946)	(4,414)	1,083	4,974	14,033
Allowance for PCI loans, at end of period	$5,844	$10,175	$15,410	$15,438	$11,547

Total allowance, at end of period	$43,409	$43,616	$45,595	$42,727	$45,877

Portfolio loans, average	$2,915,744	$2,520,734	$2,255,180	$2,097,920	$1,953,427
Portfolio loans, ending	3,118,392	2,750,737	2,433,916	2,137,313	2,106,039
Net charge-offs to average portfolio loans	0.05%	0.06%	0.07%	0.31%	0.64%
Allowance for portfolio loan losses to loans	1.20%	1.22%	1.24%	1.28%	1.63%

The following table is a summary of the allocation of the allowance for loan losses on portfolio loans for the five years ended December 31, 2016:

	December 31,
	2016		2015		2014		2013		2012
($ in thousands)	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans
Commercial and industrial	$26,996	52.4%	$22,056	54.0%	$16,983	52.0%	$12,246	48.7%	$10,064	45.7%
Real estate:
Commercial	6,310	28.7%	6,453	28.0%	7,517	30.4%	10,696	36.5%	14,595	38.9%
Construction and land development	1,304	6.2%	1,704	5.9%	1,715	5.9%	2,136	5.5%	5,239	7.7%
Residential	2,023	7.7%	1,796	7.1%	2,830	7.6%	2,019	7.4%	2,026	6.9%
Consumer and other	932	5.0%	1,432	5.0%	1,140	4.1%	192	1.9%	31	0.8%
Unallocated	—		—		—		—		2,375
Total allowance	$37,565	100.0%	$33,441	100.0%	$30,185	100.0%	$27,289	100.0%	$34,330	100.0%

The provision for loan losses on portfolio loans for the year ended December 31, 2016 was $5.6 million, compared to a $4.9 million expense, and a $4.4 million expense for the comparable 2015 and 2014 periods, respectively. The provision for loan losses for the years ended December 31, 2016 and 2015 was primarily to provide for charge-offs incurred on impaired loans, as well as loan growth in the portfolio.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the re-measurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the re-measurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision reversal on PCI loans for the year ended December 31, 2016 was $1.9 million, compared to provision reversal of $4.4 million, and expense of $1.1 million for the comparable 2015 and 2014 periods, respectively.

The allowance for loan losses on portfolio loans was 1.20% of portfolio loans at December 31, 2016, compared to 1.22%, and 1.24%, at December 31, 2015 and 2014, respectively. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. The slight reduction in the ratio of allowance for loan losses to total loans over the prior year period is due to continued strong credit performance, as well as continued improvement in loss migration results.

Nonperforming assets
Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing interest, and restructured loans. Restructured loans involve the granting of a concession to a borrower due to their financial difficulty and include modification of terms of the loan, such as changes in payment schedule or interest rate. Nonperforming assets include nonperforming loans plus other real estate.

Nonperforming loans exclude PCI loans. PCI loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 6 – Purchased Credit Impaired Loans for more information.

The Company's nonperforming loans meet the definition of “impaired loans” in accordance with U.S. GAAP. As of December 31, 2016, 2015, and 2014, the Company had 11, 18, and 18 impaired loan relationships, respectively.

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated:

	December 31,
($ in thousands)	2016	2015	2014	2013	2012
Non-accrual loans	$12,585	$8,797	$20,892	$20,163	$37,287
Restructured loans	2,320	303	1,352	677	1,440
Total nonperforming loans	14,905	9,100	22,244	20,840	38,727
Other real estate from originated loans	740	3,218	1,896	7,576	9,327
Other real estate from acquired loans	240	5,148	—	—	—
Total nonperforming assets (1) (2)	$15,885	$17,466	$24,140	$28,416	$48,054

Total assets	$4,081,328	$3,608,483	$3,277,003	$3,170,197	$3,325,786
Portfolio loans	3,118,392	2,750,737	2,433,916	2,137,313	2,106,039
Portfolio loans plus other real estate	3,119,372	2,759,103	2,435,812	2,144,889	2,115,366
Nonperforming loans to total loans (1)	0.48%	0.33%	0.91%	0.98%	1.84%
Nonperforming assets to portfolio loans plus other real estate (1) (2)	0.51%	0.63%	0.99%	1.32%	2.27%
Nonperforming assets to total assets (1) (2)	0.39%	0.48%	0.74%	0.90%	1.44%
Allowance for portfolio loans to nonperforming loans (1)	252%	367%	136%	131%	89%

(1) Excludes PCI loans, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

The increase in other real estate included in nonperforming assets from 2014 to 2015 resulted from the reclassification of $5.1 million of other real estate previously covered under FDIC loss share agreements. Excluding this reclassification, nonperforming assets as a percentage of total assets at December 31, 2015 were 0.34%.

Nonperforming loans
Nonperforming loans based on Call Report codes were as follows:

(in thousands)	December 31, 2016		Number of loans	December 31, 2015		Number of loans
Commercial and industrial	$12,284	82%	6	$4,514	50%	10
Commercial real estate	655	4%	4	1,105	12%	4
Construction and land development	1,904	13%	3	2,800	31%	4
Residential real estate	62	1%	1	681	7%	3
Total	$14,905	100%	14	$9,100	100%	21

The following table summarizes the changes in nonperforming loans:

	December 31,
(in thousands)	2016	2015
Nonperforming loans beginning of period	$9,100	$22,244
Additions to nonaccrual loans	18,853	21,582
Additions to restructured loans	2,320	217
Charge-offs	(4,092)	(6,213)
Other principal reductions	(9,546)	(25,813)
Moved to other real estate	(343)	(2,094)
Moved to performing	(1,387)	(823)
Nonperforming loans end of period	$14,905	$9,100

Nonperforming loans at December 31, 2016 increased $5.8 million, or 64%, when compared to December 31, 2015. Other principal reductions of $9.5 million includes $1.4 million of proceeds received from sales of collateral, $5.5 million of payments received from borrowers, and $2.6 million of proceeds from the sale of a bond.

At December 31, 2016, nonperforming loans were comprised of 11 relationships with the largest being a $9.8 million C&I relationship, which represented 66% of nonperforming loans. Approximately 91% of nonperforming loans were related to the Company's specialized lending products, 6% were located in the St. Louis market, and 3% were located in the Kansas City market. At December 31, 2016, there were three performing restructured loans, or two relationships, that were excluded from nonperforming loans in the amount of $1.9 million. Nonperforming loans represented 0.48% of portfolio loans at December 31, 2016, versus 0.33% at December 31, 2015.

At December 31, 2015, nonperforming loans were comprised of 18 relationships with the largest being a $2.3 million C&I loan. Five relationships comprised 67% of nonperforming loans. Approximately 76% were located in the St. Louis market and 24% in the Kansas City market. At December 31, 2015, there were two performing restructured loans that were excluded from nonperforming loans in the amount of $2.1 million. Nonperforming loans represented 0.33% of portfolio loans at December 31, 2015, versus 0.91% at December 31, 2014.

Potential problem loans
Potential problem loans are unimpaired loans with a risk rating of 8-Substandard still accruing interest. See Item 8, Note 5 – Portfolio Loans for the definitions of risk ratings. Potential problem loans, which are not included in nonperforming loans, were $77.6 million, or 2.5%, of portfolio loans outstanding at December 31, 2016, compared to $50.3 million, or 1.8%, of portfolio loans outstanding at December 31, 2015. For these loans, payment of principal and interest is current and the loans are performing, however some doubts exist as to the borrower's ability to continue to comply with repayment terms. Potential problem loans include companies that are characterized by significant losses or where downward trends in financial performance have been identified, or are in an industry that is experiencing significant difficulty.

Other real estate
Other real estate at December 31, 2016 was $1.0 million, compared to $8.4 million, at December 31, 2015. In 2015, $5.1 million of other real estate previously covered under FDIC loss share agreements was reclassified into other real estate due to termination of the Company's loss share agreements with the FDIC in the fourth quarter of 2015.

At December 31, 2016, other real estate was comprised of 70% commercial real estate, 24% residential lots, and 6% completed homes. Of the total other real estate, 19%, or one property, is located in the Kansas City region, 57%, or two properties, are located in the St. Louis region, and 24%, or one property, is located in the Arizona region.

The following table summarizes the changes in other real estate:

	December 31,
(in thousands)	2016	2015
Other real estate, beginning of period	$8,366	$7,840
Additions and expenses capitalized to prepare property for sale	2,263	8,248
Writedowns in value	—	(299)
Sales	(9,649)	(7,423)
Other real estate, end of period	$980	$8,366

The writedowns in fair value were recorded in loan, legal, and other real estate expense. In addition, for the year ended December 31, 2016, the Company realized a net gain of $1.8 million on the sale of other real estate and recorded these gains as part of noninterest income.

Investments
At December 31, 2016, our portfolio of investment securities was $541 million, or 13%, of total assets. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of U.S. Government-sponsored enterprises, as well as municipal bonds. The portfolio is comprised of both available for sale and held to maturity securities.

Other investments, at cost, per the consolidated balance sheets primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities, and other private equity investments. At December 31, 2016, of the $4.4 million in FHLB capital stock, $4.3 million is required for FHLB membership and $0.1 million is required to support our outstanding advances. Historically, it has been the FHLB's practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2016		2015		2014
($ in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$107,660	19.4%	$99,008	19.3%	$91,827	19.8%
Obligations of states and political subdivisions	51,390	9.2%	56,532	11.0%	49,457	10.7%
Agency mortgage-backed securities	382,210	68.7%	339,944	66.3%	304,847	65.9%
FHLB capital stock	4,351	0.8%	8,344	1.6%	9,924	2.1%
Other investments	10,489	1.9%	9,111	1.8%	7,113	1.5%
Total	$556,100	100.0%	$512,939	100.0%	$463,168	100.0%

The Company had no securities classified as trading at December 31, 2016, 2015, or 2014.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2016:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	47,673	1.38%	59,987	1.77%	—	—%	—	—%	—	—%	107,660	1.59%
Obligations of states and political subdivisions	5,559	3.93%	22,877	4.16%	19,222	3.57%	3,732	1.74%	—	—%	51,390	3.74%
Agency mortgage-backed securities	5,364	2.33%	282,326	2.12%	64,096	2.28%	30,424	2.73%	—	—%	382,210	2.20%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	4,351	2.10%	4,351	2.10%
Other investments	—	—%	—	—%	—	—%	—	—%	10,489	0.45%	10,489	0.45%
Total	$58,596	1.71%	$365,190	2.19%	$83,318	2.58%	$34,156	2.62%	$14,840	0.93%	$556,100	2.19%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 38%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Deposits
The following table shows the breakdown of the Company's deposits by type for the periods indicated:

	For the Years ended December 31,			% Increase (decrease)
($ in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Demand deposits	$866,756	$717,460	$642,930	20.8%	11.6%
Interest-bearing transaction accounts	731,539	564,420	508,941	29.6%	10.9%
Money market accounts	1,050,472	1,053,662	755,569	(0.3)%	39.5%
Savings	111,435	92,861	78,718	20.0%	18.0%
Certificates of deposit:
Brokered	117,145	39,573	71,304	196.0%	(44.5)%
Other	356,014	316,615	434,048	12.4%	(27.1)%
Total deposits	$3,233,361	$2,784,591	$2,491,510	16.1%	11.8%

Non-time deposits / Total deposits	85%	87%	80%
Demand deposits / Total deposits	27%	26%	26%

The Bank continued to lower its cost of deposits during 2016. An increase in deposits from 2016 to 2015 occurred in all areas except money market accounts which saw a slight decline. Core deposits, defined as total deposits excluding time deposits, were $2.8 billion at December 31, 2016, an increase of $331.8 million, or 14%, from the prior year period. The increase in deposits reflects the Company's enhanced deposit gathering efforts in both commercial and business banking. In 2015, the Company developed its pricing strategy to favor adjustable rate transaction accounts over longer term time deposits consistent with asset mix and duration. The result was a lower percentage of time deposits and a better position for the bank for a prolonged low rate cycle.

Brokered certificates of deposits at December 31, 2016 were $117.1 million, or 4% of total deposits, compared to $39.6 million, or 1%, at December 31, 2015 as the Company increased its use of brokered funds to supplement core deposit growth.

Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2016:

(in thousands)	Total
Three months or less	$68,274
Over three through six months	43,916
Over six through twelve months	21,711
Over twelve months	139,147
Total	$273,048

Shareholders' equity
Shareholders' equity totaled $387 million at December 31, 2016, an increase of $36.3 million from December 31, 2015. Significant activity during the year ended December 31, 2016:

•	Net income of $48.8 million,

•	Dividends paid on common stock of $8.2 million, and

•	Increase in treasury stock from the repurchase of $4.9 million common shares.

Liquidity and Capital Resources

Liquidity
The objective of liquidity management is to ensure we have the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet our commitments as they become due. Typical demands on liquidity are changes in deposit levels, maturing time deposits which are not renewed, and fundings under credit commitments to customers. Funds are available from a number of sources, such as the core deposit base and loans and securities repayments and maturities.

Additionally, liquidity is provided from lines of credit with correspondent banks, the Federal Reserve and the FHLB, the ability to acquire large and brokered deposits, sales of the securities portfolio, and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

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

For the year ended December 31, 2016, net cash used by investing activities was $358.1 million, versus net cash used of $337.3 million in 2015. The increase from 2015 was due to an overall increase in loan balances. Net cash provided by financing activities was $380.2 million in 2016, versus net cash provided of $283.5 million in 2015. The change in cash provided by financing activities was primarily due to the issuance of $50 million of subordinated notes in 2016. The Company's cash flow from investing and financing activities in 2016 also reflects its deposit gathering efforts which funded new loan advances.

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

In December 2016, the Company filed a shelf registration statement on Form S-3 registering up to $100 million of common stock, preferred stock, debt securities, and various other securities, including combinations of such securities. Once the JCB financial information is finalized and filed on an amendment to the Company’s Current Report on Form 8-K, we will request effectiveness of the shelf registration statement.  The Company's ability to offer securities pursuant to the registration statement depends on market conditions and the Company's continuing eligibility to use the Form S-3 under rules of the SEC.

On November 1, 2016, the Company issued $50 million aggregate principal amount of 4.75% fixed-to-floating rate subordinated notes with a maturity date of November 1, 2026. The subordinated notes will initially bear an annual interest rate of 4.75%, with interest payable semiannually. The notes were registered pursuant to a Form S-3 which was declared effective in August 2014. Beginning November 1, 2021, the interest rate resets quarterly to the three-month LIBOR rate plus a spread of 338.7 basis points, payable quarterly. The Company used a portion of the proceeds from the issuance to pay the cash consideration at the closing of the acquisition of JCB. Regulatory guidance allows for this subordinated debt to be treated as tier 2 regulatory capital for the first five years of its term, subject to certain limitations, and then phased out of tier 2 capital pro rata over the next five years.

The Company has a senior unsecured revolving credit agreement (the "Revolving Agreement") with another bank allowing for borrowings up to $20 million which is renewed through February 2018.  The proceeds can be used for general corporate purposes.  The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.  As of December 31, 2016, there were no outstanding balances under the Revolving Agreement.

The Bank has historically provided a dividend to supplement the parent company's liquidity at the discretion of the Bank's management. In 2016, the Bank paid dividends of $7.5 million throughout the year. In 2015 and 2014, a $10 million dividend was paid in the fourth quarter. The parent company's cash balance as of December 31, 2016 was $52.2 million, a $40.2 million increase from December 31, 2015, due to anticipated cash needs for the acquisition of JCB. At closing of the acquisition, $29.3 million of the parent company's cash was utilized. Management believes the current level of cash at the holding company will be sufficient to meet all projected cash needs for at least the next year.

As of December 31, 2016, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Regulations issued by the Federal Reserve Board under the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain tier 1 capital status.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2016, the Bank could borrow an additional $439.7 million from the FHLB of Des Moines under blanket loan pledges and has an additional $933.9 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with five correspondent banks totaling $60.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $460.8 million of the securities available for sale at December 31, 2016, $407.3 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $53.5 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.2 billion in unused commitments as of December 31, 2016. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2016, and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to meet the definition of “well capitalized” at December 31, 2016, 2015, and 2014. Refer to Item 8 - Note 15 Regulatory Matters for a summary of our risk-based capital and leverage ratios. Beginning with reporting for the first quarter of 2015, the Company adopted the Regulatory Capital Framework (Basel III).

The following table summarizes the Company's various capital ratios at the dates indicated:

($ in thousands)	For the Year ended December 31,			Well Capitalized
	2016	2015	2014	Minimum %
Total capital to risk weighted assets	13.48%	11.85%	13.40%	10.00%
Tier 1 capital to risk weighted assets	10.99%	10.61%	12.14%	8.00%
Common equity tier 1 capital to risk weighted assets[1]	9.52%	9.05%	10.15%	6.50%
Leverage ratio (Tier 1 capital to average assets)	10.42%	10.71%	10.48%	5.00%
Tangible common equity to tangible assets[2]	8.76%	8.88%	8.69%	N/A
Total risk-based capital	$506,349	$418,367	$369,868
Tier 1 capital	412,865	374,676	335,221
Common equity tier 1 capital[1]	357,729	319,553	280,121

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

Interest Rate Risk
Our interest rate risk management practices are aimed at optimizing net interest income, while guarding against deterioration that could be caused by certain interest rate scenarios. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to manage any impact from market interest rate changes according to our risk tolerance. The Company uses an earnings simulation model to measure earnings sensitivity to changing rates.

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling. The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a positive or negative 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	7.9%
+ 200 bp	5.3%
+ 100 bp	2.6%
- 100 bp	-6.9%

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2016, the Company had $3.5 million in notional amount of outstanding interest rate caps, to help manage interest rate risk, which expire in 2017. Derivative financial instruments are also discussed in Item 8, Note 7 – Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest1, at December 31, 2016, were as follows:

		Payments due by Period
(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Operating leases	$20,103	$2,797	$5,360	$5,279	$6,667
Certificates of deposit	473,159	314,407	96,715	62,037	—
Subordinated debentures and notes	106,807	—	—	—	106,807
Commitments to extend credit	1,075,170	450,028	461,051	46,710	117,381
Letters of credit	78,954	52,729	26,200	25	—
Private equity funds (2)	9,245	1,800	7,445	—	—

(1) Interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(2) Represents the estimated timing of various capital raises for private equity investments.

As of December 31, 2016, we had liabilities associated with uncertain tax positions of $0.8 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

The second element reflects the application of our loan rating system. Loans are rated and assigned a loss allocation factor for each category based on a loss migration analysis using the Company's loss experience over the last five years. The higher the rating assigned to a loan, the greater the loss allocation percentage applied. This element also incorporates an estimate of the loss emergence period, which is an estimate of the time between when a credit event occurs and when the charge-off of a loan occurs. The process is an estimate and is, therefore, imprecise. For example, if our estimate of the loss emergence period would have been increased/decreased by one quarter, it would have resulted in an increase of $2.4 million and a decrease of $2.1 million, respectively, in our allowance at December 31, 2016.

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

Management believes the allowance for loan losses is adequate at December 31, 2016.

Purchased Credit Impaired ("PCI") Loans
Purchased credit impaired ("PCI") loans were acquired in a business combination or transaction that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount with differences in actual results reflected in interest income.

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

Goodwill and Other Intangible Assets
The Company completes a goodwill impairment test in the fourth quarter each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill, or intangible assets, respective carrying amount. The impairment test involves the use of various estimates and assumptions. Management believes that the estimates and assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill or intangible assets in the future due to changes in business prospects or other matters that could impact estimates and assumptions.

Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. At December 31, 2016, the Company had one reporting unit and one operating segment.

Potential impairments to goodwill must first be identified by performing a qualitative assessment ("Step 0") which involves examination of changes that have occurred since the last quantitative assessment ("Step 1"). The quantitative assessment compares the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill impairment does not occur as long as it is probable an impairment has not occurred under the Step 0 assessment, or the fair value of the reporting unit is greater than its carrying value under the Step 1 assessment. The second step ("Step 2") of the impairment test is only required if the carrying value of the reporting unit is greater than its fair value as determined in Step 1. Step 2 of the test compares the implied fair market value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

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

In 2016, we performed a Step 1 assessment to determine if our goodwill was impaired. At December 31, 2016 and 2015, the Company had $30.3 million goodwill. The 2016 annual impairment evaluation of goodwill and intangible balances did not identify any impairment.

Effects of New Accounting Pronouncements
See Item 8, Note 22 – New Authoritative Accounting Guidance for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Use of Non-GAAP Financial Measures
The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") in the U.S. and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as core net interest margin, tangible common equity ratio, and tier 1 common equity ratio, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a measure of a company's financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.

The Company considers its core performance measures as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of PCI loans and related income and expenses, and the impact of certain other income and expense items. Core performance measures include contractual interest on PCI loans, but exclude incremental accretion on PCI loans. Core performance measures also exclude the following:

•	the change in the FDIC receivable,

•	gain or loss on sale of other real estate previously covered under FDIC loss share agreements,

•	expenses directly related to PCI loans and related assets, and

•	certain other income and expense items the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis.

The Company believes that core net interest margin is an important measure of financial performance, even though it is a non-GAAP financial measure, because it provides supplemental information on the impact of PCI loan accretion on the Company's net interest margin, and the Company's operating performance on an ongoing basis, excluding such impact.

The Company believes that the tangible common equity ratio provides useful information to investors about the Company's capital strength, even though it is considered to be a non-GAAP financial measure, and is not part of the regulatory capital requirements to which the Company is subject.

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

Reconciliations of Non-GAAP Financial Measures

Core Performance Measures

	For the Years ended
($ in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net interest income	$135,495	$120,410	$117,368
Less: Incremental accretion income	11,980	12,792	18,930
Core net interest income	123,515	107,618	98,438

Total noninterest income	29,059	20,675	16,631
Less: Gain on sale of other real estate from PCI loans	1,565	107	445
Less: Other income from PCI assets	621	—	—
Less: Gain on sale of investment securities	86	23	—
Less: Change in FDIC loss share receivable	—	(5,030)	(9,307)
Less: Closing fee	—	—	945
Core noninterest income	26,787	25,575	24,548

Total core revenue	150,302	133,193	122,986

Provision for portfolio loans	5,551	4,872	4,409

Total noninterest expense	86,110	82,226	87,463
Less: Merger related expenses	1,386	—	—
Less: Other PCI expenses	1,094	1,558	2,953
Less: Facilities disposal charge	1,040	—	1,004
Less: Executive severance	332	—	—
Less: FDIC loss share termination	—	2,436	—
Less: FDIC clawback	—	760	1,201
Less: FHLB prepayment penalty	—	—	2,936
Less: Other non-core expenses	41	—	—
Core noninterest expense	82,217	77,472	79,369

Core income before income tax expense	62,534	50,849	39,208

Total income tax expense	26,002	19,951	13,871
Less: Income tax expense of PCI assets	4,705	2,893	706
Core income tax expense	21,297	17,058	13,165
Core net income	$41,237	$33,791	$26,043

Core diluted earnings per share	$2.03	$1.66	$1.29
Core return on average assets	1.09%	1.00%	0.82%
Core return on average common equity	11.10%	10.08%	8.63%
Core return on average tangible common equity	12.18%	11.22%	9.77%
Core efficiency ratio	54.70%	58.17%	64.53%

Net Interest Margin to Core Net Interest Margin (Fully tax equivalent)

($ in thousands)	For the Years ended December 31,
	2016	2015	2014
Net interest income	$137,261	$122,141	$119,002
Less: Incremental accretion income	11,980	12,792	18,930
Core net interest income	$125,281	$109,349	$100,072

Average earning assets	$3,570,186	$3,163,339	$2,921,978
Reported net interest margin	3.84%	3.86%	4.07%
Core net interest margin	3.51%	3.46%	3.42%

Tangible Common Equity ratio

	For the Years ended December 31,
($ in thousands)	2016	2015	2014
Total shareholders' equity	$387,098	$350,829	$316,241
Less: Goodwill	30,334	30,334	30,334
Less: Intangible assets	2,151	3,075	4,164
Tangible common equity	$354,613	$317,420	$281,743

Total assets	$4,081,328	$3,608,483	$3,277,003
Less: Goodwill	30,334	30,334	30,334
Less: Intangible assets	2,151	3,075	4,164
Tangible assets	$4,048,843	$3,575,074	$3,242,505

Tangible common equity to tangible assets	8.76%	8.88%	8.69%

Regulatory Capital to Risk-weighted Assets

	For the Years ended December 31,
($ in thousands)	2016	2015	2014
Total shareholders' equity	$387,098	$350,829	$316,241
Less: Goodwill	30,334	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities[1]	800	759	4,164
Less: Unrealized gains (losses)	(1,741)	218	1,681
Plus: Other[1]	24	35	59
Common equity tier 1 capital	357,729	319,553	280,121
Plus: Qualifying trust preferred securities	55,100	55,100	55,100
Plus: Other[1]	36	23	—
Tier 1 capital	412,865	374,676	335,221
Plus: Tier 2 capital	93,484	43,691	34,647
Total risk-based capital	$506,349	$418,367	$369,868

Total risk weighted assets determined in accordance with prescribed regulatory requirements	$3,757,161	$3,530,521	$2,760,729

Common equity tier 1 to risk weighted assets	9.52%	9.05%	10.15%
Tier 1 capital to risk-weighted assets	10.99%	10.61%	12.14%
Total risk-based capital to risk-weighted assets	13.48%	11.85%	13.40%

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
St. Louis, Missouri
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Enterprise Financial Services Corp
St. Louis, Missouri
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 24, 2017

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2016 and 2015

(in thousands, except share and per share data)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$54,288	$47,935
Federal funds sold	446	91
Interest-bearing deposits (including $675 and $1,320 pledged as collateral, respectively)	144,068	46,131
Total cash and cash equivalents	198,802	94,157
Interest-bearing deposits greater than 90 days	980	1,000
Securities available for sale	460,797	451,770
Securities held to maturity	80,463	43,714
Loans held for sale	9,562	6,598
Portfolio loans	3,118,392	2,750,737
Less: Allowance for loan losses	37,565	33,441
Portfolio loans, net	3,080,827	2,717,296
Purchased credit impaired loans, net of allowance for loan losses ($5,844 and $10,175, respectively)	33,925	64,583
Total loans, net	3,114,752	2,781,879
Other real estate	980	8,366
Other investments, at cost	14,840	17,455
Fixed assets, net	14,910	14,842
Accrued interest receivable	11,117	8,399
State tax credits, held for sale, including $3,585 and $5,941 carried at fair value, respectively	38,071	45,850
Goodwill	30,334	30,334
Intangible assets, net	2,151	3,075
Other assets	103,569	101,044
Total assets	$4,081,328	$3,608,483

Liabilities and Shareholders' equity
Demand deposits	$866,756	$717,460
Interest-bearing transaction accounts	731,539	564,420
Money market accounts	1,050,472	1,053,662
Savings	111,435	92,861
Certificates of deposit:
Brokered	117,145	39,573
Other	356,014	316,615
Total deposits	3,233,361	2,784,591
Subordinated debentures and notes (net of debt issuance cost of $1,267 and $0, respectively)	105,540	56,807
Federal Home Loan Bank advances	—	110,000
Other borrowings	276,980	270,326
Accrued interest payable	1,105	629
Other liabilities	77,244	35,301
Total liabilities	3,694,230	3,257,654

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 20,306,353 and 20,093,119 shares issued, respectively	203	201
Treasury stock, at cost; 261,718 and 76,000 shares, respectively	(6,632)	(1,743)
Additional paid in capital	213,078	210,589
Retained earnings	182,190	141,564
Accumulated other comprehensive income (loss)	(1,741)	218
Total shareholders' equity	387,098	350,829
Total liabilities and shareholders' equity	$4,081,328	$3,608,483

See accompanying notes to consolidated financial statements.
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2016, 2015, and 2014

	Years ended December 31,
(in thousands, except per share data)	2016	2015	2014
Interest income:
Interest and fees on loans	$137,738	$122,370	$121,395
Interest on debt securities:
Taxable	9,590	8,842	8,711
Nontaxable	1,300	1,215	1,188
Interest on interest-bearing deposits	370	211	187
Dividends on equity securities	226	141	273
Total interest income	149,224	132,779	131,754
Interest expense:
Interest-bearing transaction accounts	1,370	1,149	653
Money market accounts	4,439	2,993	2,716
Savings accounts	262	219	201
Certificates of deposit	4,770	6,051	6,917
Subordinated debentures and notes	1,894	1,248	1,322
Federal Home Loan Bank advances	555	127	1,799
Notes payable and other borrowings	439	582	778
Total interest expense	13,729	12,369	14,386
Net interest income	135,495	120,410	117,368
Provision for portfolio loan losses	5,551	4,872	4,409
Provision (provision reversal) for purchased credit impaired loan losses	(1,946)	(4,414)	1,083
Net interest income after provision for loan losses	131,890	119,952	111,876
Noninterest income:
Service charges on deposit accounts	8,615	7,923	7,181
Wealth management revenue	6,729	7,007	6,942
Other service charges and fee income	3,958	3,241	2,953
Gain on state tax credits, net	2,647	2,720	2,252
Gain on sale of other real estate	1,837	142	1,531
Gain on sale of investment securities	86	23	—
Change in FDIC loss share receivable	—	(5,030)	(9,307)
Miscellaneous income	5,187	4,649	5,079
Total noninterest income	29,059	20,675	16,631
Noninterest expense:
Employee compensation and benefits	49,846	46,095	47,232
Occupancy	6,889	6,573	6,527
Data processing	4,723	4,339	4,481
Professional fees	3,825	3,465	3,825
FDIC and other insurance	3,018	2,790	2,884
Loan legal and other real estate expense	1,635	1,812	3,936
FDIC loss share termination	—	2,436	—
FHLB prepayment penalty	—	—	2,936
FDIC clawback	—	760	1,201
Other	16,174	13,956	14,441
Total noninterest expense	86,110	82,226	87,463

Income before income tax expense	74,839	58,401	41,044
Income tax expense	26,002	19,951	13,871
Net income	$48,837	$38,450	$27,173

Earnings per common share
Basic	$2.44	$1.92	$1.38
Diluted	2.41	1.89	1.35
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015, and 2014

	Years ended December 31,
(in thousands)	2016	2015	2014
Net income	$48,837	$38,450	$27,173
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities arising during the period, net of income tax (benefit) expense of ($1,168), ($899), and $3,762, respectively	(1,906)	(1,449)	6,061
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense of $33, $9, and $0, respectively	(53)	(14)	—
Total other comprehensive (loss) income	(1,959)	(1,463)	6,061
Total comprehensive income	$46,878	$36,987	$33,234

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2013	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	27,173	—	27,173
Other comprehensive income	—	—	—	—	—	6,061	6,061
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(4,176)	—	(4,176)
Issuance under equity compensation plans, 225,958 shares, net	—	2	—	(681)	—	—	(679)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	2,950	—	—	2,950
Excess tax benefit related to equity compensation plans	—	—	—	205	—	—	205
Balance December 31, 2014	$—	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	—	38,450	—	38,450
Other comprehensive loss	—	—	—	—	—	(1,463)	(1,463)
Cash dividends paid on common shares, $0.2625 per share	—	—	—	—	(5,259)	—	(5,259)
Issuance under equity compensation plans, 179,600 shares, net	—	2	—	(1,192)	—	—	(1,190)
Share-based compensation	—	—	—	3,601	—	—	3,601
Excess tax benefit related to equity compensation plans	—	—	—	449	—	—	449
Balance December 31, 2015	$—	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	—	—	—	—	48,837	—	48,837
Other comprehensive loss	—	—	—	—	—	(1,959)	(1,959)
Cash dividends paid on common shares, $0.41 per share	—	—	—	—	(8,211)	—	(8,211)
Repurchase of common shares	—	—	(4,889)	—	—	—	(4,889)
Issuance under equity compensation plans, 213,234 shares, net	—	2	—	(2,205)	—	—	(2,203)
Share-based compensation	—	—	—	3,367	—	—	3,367
Excess tax benefit related to equity compensation plans	—	—	—	1,327	—	—	1,327
Balance December 31, 2016	$—	$203	$(6,632)	$213,078	$182,190	$(1,741)	$387,098

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015, and 2014

	Years ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$48,837	$38,450	$27,173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,428	2,022	2,238
Provision for loan losses	3,605	458	5,492
Deferred income taxes	7,263	(5,763)	4,277
Net amortization of debt securities	3,225	3,256	3,810
Amortization of intangible assets	924	1,089	1,254
Gain on sale of investment securities	(86)	(23)	—
Mortgage loans originated for sale	(157,129)	(135,721)	(74,135)
Proceeds from mortgage loans sold	154,993	133,552	72,529
Gain on sale of other real estate	(1,837)	(142)	(1,531)
Gain on state tax credits, net	(2,647)	(2,720)	(2,252)
Excess tax benefit of share-based compensation	(1,327)	(449)	(205)
Share-based compensation	3,367	3,601	2,950
Valuation adjustment on other real estate	1	82	696
Net accretion of loan discount and indemnification asset	(11,057)	(7,805)	(9,879)
Changes in:
Accrued interest receivable	(2,718)	(443)	(653)
Accrued interest payable	476	(214)	(114)
Other assets	(7,740)	10,375	(205)
Other liabilities	41,943	7,582	49
Net cash provided by operating activities	82,521	47,187	31,494
Cash flows from investing activities:
Net increase in loans	(328,023)	(290,326)	(240,640)
Net cash proceeds received from FDIC loss share receivable	—	2,275	9,605
Proceeds from the termination of FDIC loss share agreements	—	1,253	—
Proceeds from the sale of debt securities, available for sale	2,493	41,069	—
Proceeds from the paydown or maturity of debt securities, available for sale	63,502	53,733	47,678
Proceeds from the paydown or maturity of debt securities, held to maturity	3,655	2,284	455
Proceeds from the redemption of other investments	52,279	39,929	29,045
Proceeds from the sale of state tax credits held for sale	18,757	16,337	12,814
Proceeds from the sale of other real estate	11,346	7,378	17,259
Payments for the purchase of:
Available for sale debt securities	(81,195)	(152,044)	(53,664)
Held to maturity debt securities	(40,529)	—	—
Other investments	(49,645)	(36,046)	(33,477)
State tax credits held for sale	(8,201)	(20,981)	—
Fixed assets	(2,496)	(2,111)	(1,901)
Net cash used in investing activities	(358,057)	(337,250)	(212,826)

	Years ended December 31,
(in thousands)	2016	2015	2014
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	149,296	74,530	(10,756)
Net increase (decrease) in interest-bearing deposit accounts	299,474	218,551	(32,686)
Proceeds from the issuance of subordinated notes	48,733	—	—
Proceeds from Federal Home Loan Bank advances	1,357,000	945,900	1,227,500
Repayments of Federal Home Loan Bank advances	(1,467,000)	(979,900)	(1,133,500)
Repayments of notes payable	—	(5,700)	(4,800)
Net increase in other borrowings	6,654	36,143	30,352
Cash dividends paid on common stock	(8,211)	(5,259)	(4,177)
Excess tax benefit of share-based compensation	1,327	449	205
Repurchase of common stock	(4,889)	—	—
Issuance of common stock	2	2	2
Proceeds from the issuance of equity instruments, net	(2,205)	(1,192)	(681)
Net cash provided by financing activities	380,181	283,524	71,459
Net increase (decrease) in cash and cash equivalents	104,645	(6,539)	(109,873)
Cash and cash equivalents, beginning of period	94,157	100,696	210,569
Cash and cash equivalents, end of period	$198,802	$94,157	$100,696
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,253	$12,583	$14,500
Income taxes	26,039	15,763	8,993
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$2,743	$8,248	$9,869
Sales of other real estate financed	140	—	8,083
Issuance of common stock from Trust Preferred Securities conversion	—	—	5,002
Transfer of securities from available for sale to held to maturity	—	—	46,574

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

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiary. Additionally, the Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. The Company has one operating segment.

Use of Estimates
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”.) In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, indemnification assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days to be cash and cash equivalents. At December 31, 2016 and 2015, approximately $18.2 million, and $13.8 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

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

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2016 or 2015. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company's consolidated statements of operations.

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

Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2016, we did not have any loans past due greater than 90 days and not included in nonperforming loans.

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

FDIC Loss Share Receivable and Clawback Liability
As part of several FDIC-assisted transactions, the Bank entered into loss sharing agreements with the FDIC from 2009-2011. In 2015, the Bank entered into an agreement with the FDIC to terminate all existing loss sharing agreements. This termination resulted in the removal of the remaining clawback liability of $3.5 million and FDIC receivable of $7.2 million. The following policy discussion refers to transactions prior to December 7, 2015. The FDIC reimbursed the Bank for a percentage of realized losses on loans and foreclosed real estate covered under the agreement (“covered assets”). In addition, the Bank was reimbursed for certain expenses related to the covered assets. At the acquisition date, the fair value of the amount due from the FDIC (“FDIC Loss Share Receivable") was estimated based on expected losses and cash flows on the covered assets. The FDIC Loss Share Receivable was measured separately from the related covered assets and recorded separately on the balance sheet, because it is not contractually embedded in the covered assets and was not transferable.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

Subsequent to initial recognition, but prior to early termination in the fourth quarter of 2015, the FDIC Loss Share Receivable was reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments were measured on the same basis as the related covered assets. Any decrease in expected cash flows due to an increase in expected credit losses increased the FDIC Loss Share Receivable which partially offset the impairment recorded on the PCI loans. The amount of the increase was recorded in noninterest income and was determined based on the specific loss share agreement, but was generally 80% of the losses. Any increase in expected future cash flows due to a decrease in expected credit losses decreased the accretion of the FDIC Loss Share Receivable prospectively over its remaining life. Increases and decreases to the FDIC Loss Share Receivable were recorded as adjustments to noninterest income.

As stipulated in some of its agreements with the FDIC, the Company may have been required to reimburse the FDIC if certain levels of cash flows were met over the duration of a loss share agreement. This reimbursement, or clawback liability, was measured quarterly.

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

State Tax Credits Held for Sale
The Company has purchased the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to its clients and others. All state tax credits purchased prior to 2009 are accounted for at fair value. All state tax credits purchased since 2009 are accounted for at cost. The Company elected not to account for the state tax credits purchased since 2009 at fair value in order to limit the volatility of the fair value changes in the Company's consolidated statements of operations.

Cash Surrender Value of Life Insurance
The Company has purchased bank-owned life insurance policies on certain bank officers.  Bank-owned life insurance is recorded at its cash surrender value.  Changes in the cash surrender values are included in noninterest income.

Federal Home Loan Bank Stock
The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB, and is, therefore, carried at cost and periodically evaluated for impairment.  The Company records FHLB dividends in interest income.

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset's carrying amount. The Company's annual test for impairment was performed in the fourth quarter of December 31, 2016. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We evaluated the need for deferred tax asset valuation allowances based on a more-likely-than-not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient positive taxable income within the carryback or carryforward periods provided for in the laws for each applicable taxing jurisdiction. We consider the following possible sources of taxable income: future reversal patterns of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, taxable income in prior carryback years and the availability of qualified tax planning strategies. The assessment regarding whether a valuation allowance is required or should be adjusted depends on all available positive and negative factors including, but not limited to, nature, frequency, and severity of recent losses, duration of available carryforward periods, experience with tax attributes expiring unused and near and medium term financial outlook. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.

Stock-Based Compensation
Stock-based compensation is recognized as an expense for stock options, restricted stock awards, and restricted stock units granted to employees in return for employee service. Equity classified awards are measured at the grant date fair value using either an observable market value or a valuation methodology, and recognized over the requisite service period on a straight-line basis, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A description of the Company's stock-based employee compensation plan is described in Note 16 - Compensation Plans.

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

NOTE 2 - ACQUISITIONS & DIVESTITURES

Acquisition of Jefferson County Bancshares, Inc.
On October 10, 2016, the Company entered into a definitive merger agreement to acquire 100% of Jefferson County Bancshares, Inc. (“JCB”). JCB and its wholly-owned subsidiary, Eagle Bank and Trust Company of Missouri, have $937 million in assets, $699 million in loans, and $767 million in deposits as of December 31, 2016. JCB operates 13 full service retail and commercial banking offices in metropolitan St. Louis and Perry Counties. At the closing of the acquisition on February 10, 2017, JCB shareholders received, based on their election, cash consideration in an amount of $85.39 per share of JCB common stock or 2.75 shares of EFSC common stock per share of JCB common stock, subject to allocation and proration procedures. Aggregate consideration at closing was 3.3 million shares of EFSC common stock and approximately $29.3 million in cash paid to JCB shareholders and holders of JCB stock options. Based on EFSC’s closing stock price of $42.95 on February 10, 2017, the overall transaction had a value of approximately $171.0 million, including JCB’s common stock and stock options.  The Company also recognized $1.4 million of  acquisition related costs that were recorded in noninterest expense in the statement of operations for the year ended December 31, 2016.

The acquisition of JCB will be accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized and as a result certain disclosures are not available.  Due to the timing of the acquisition date, the Company has performed limited valuation procedures, and the valuation of nearly all assets acquired and liabilities assumed is incomplete.

NOTE 3 - EARNINGS PER SHARE

The following table presents a summary of per common share data and amounts for the periods indicated.

	Years ended December 31,
(in thousands, except share and per share data)	2016	2015	2014
Net income as reported	$48,837	$38,450	$27,173

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	—	—	66
Net income available to common shareholders after assumed conversions	$48,837	$38,450	$27,239

Weighted average common shares outstanding	20,003	19,984	19,761
Incremental shares from assumed conversions of convertible trust preferred securities	—	—	57
Additional dilutive common stock equivalents	287	333	292
Weighted average diluted common shares outstanding	20,290	20,317	20,110

Basic earnings per common share:	$2.44	$1.92	$1.38
Diluted earnings per common share:	$2.41	$1.89	$1.35

There were zero, 0.1 million, and 0.3 million common stock equivalents for fiscal years 2016, 2015, and 2014, respectively, which were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$107,312	$348	$—	$107,660
Obligations of states and political subdivisions	36,486	630	(485)	36,631
Agency mortgage-backed securities	319,345	1,101	(3,940)	316,506
Total securities available for sale	$463,143	$2,079	$(4,425)	$460,797

Held to maturity securities:
Obligations of states and political subdivisions	$14,759	$11	$(242)	$14,528
Agency mortgage-backed securities	65,704	45	(638)	65,111
Total securities held to maturity	$80,463	$56	$(880)	$79,639

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$98,699	$309	$—	$99,008
Obligations of states and political subdivisions	40,700	1,343	(342)	41,701
Agency mortgage-backed securities	311,516	2,046	(2,501)	311,061
Total securities available for sale	$450,915	$3,698	$(2,843)	$451,770

Held to maturity securities:
Obligations of states and political subdivisions	$14,831	$63	$(50)	$14,844
Agency mortgage-backed securities	28,883	—	(286)	28,597
Total securities held to maturity	$43,714	$63	$(336)	$43,441

At December 31, 2016, and 2015, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $407.3 million and $334.4 million at December 31, 2016, and December 31, 2015, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$52,457	$52,574	$658	$655
Due after one year through five years	76,529	77,254	5,609	5,559
Due after five years through ten years	11,912	11,842	7,380	7,241
Due after ten years	2,900	2,620	1,112	1,073
Mortgage-backed securities	319,345	316,507	65,704	65,111
	$463,143	$460,797	$80,463	$79,639

The following table represents a summary of investment securities that had an unrealized loss:

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	21,361	408	3,553	320	24,914	728
Agency mortgage-backed securities	267,734	4,084	12,883	493	280,617	4,577
	$289,095	$4,492	$16,436	$813	$305,531	$5,305

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	2,199	12	9,395	380	11,594	392
Agency mortgage-backed securities	189,229	2,050	21,020	737	210,249	2,787
	$191,428	$2,062	$30,415	$1,117	$221,843	$3,179

The unrealized losses at both December 31, 2016, and 2015, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2016 and 2015, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and losses realized from sales of available for sale investment securities were as follows:

	December 31,
(in thousands)	2016	2015	2014
Gross gains realized	$86	$63	$—
Gross losses realized	—	(40)	—
Proceeds from sales	2,493	41,069	—

Other Investments, At Cost
As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB Des Moines consisting of membership stock and activity-based stock. The FHLB capital stock of $4.4 million is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments include the Company's investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 11 – Subordinated Debentures) and various private equity investments.

NOTE 5 - PORTFOLIO LOANS

Below is a summary of portfolio loans by category at December 31, 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015
Commercial and industrial	$1,632,714	$1,484,327
Real estate loans:
Commercial - investor owned	544,808	428,064
Commercial - owner occupied	350,148	342,959
Construction and land development	194,542	161,061
Residential	240,760	196,498
Total real estate loans	1,330,258	1,128,582
Consumer and other	156,182	137,537
Portfolio loans, before unearned loan (fees) costs	3,119,154	2,750,446
Unearned loan (fees) costs, net	(762)	291
Portfolio loans	$3,118,392	$2,750,737

Following is a summary of activity for the years ended December 31, 2016, 2015, and 2014 of loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

(in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of year	$4,394	$13,513	$11,752
New loans and advances	11,539	641	11,796
Payments and other reductions	(527)	(9,760)	(10,035)
Balance at end of year	$15,406	$4,394	$13,513

A summary of activity in the allowance for portfolio loan losses and the recorded investment in portfolio loans by class and category based on impairment method for the years ended indicated below is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance at December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Provision (provision reversal)	6,569	(11)	(1,202)	(1,334)	129	1,400	5,551
Losses charged off	(2,303)	(95)	—	—	(25)	(1,912)	(4,335)
Recoveries	674	42	1,123	934	123	12	2,908
Balance, end of year	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565

Balance at December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$16,983	$4,382	$3,135	$1,715	$2,830	$1,140	$30,185
Provision (provision reversal)	6,976	(303)	(1,626)	(335)	(58)	218	4,872
Losses charged off	(3,699)	(664)	(38)	(350)	(1,313)	(27)	(6,091)
Recoveries	1,796	69	1,498	674	337	101	4,475
Balance, end of year	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441

Balance at December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$12,246	$6,600	$4,096	$2,136	$2,019	$192	$27,289
Provision (provision reversal)	6,707	(2,063)	(1,517)	(322)	525	1,079	4,409
Losses charged off	(3,738)	(250)	(450)	(905)	(48)	(165)	(5,556)
Recoveries	1,768	95	1,006	806	334	34	4,043
Balance, end of year	$16,983	$4,382	$3,135	$1,715	$2,830	$1,140	$30,185

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance December 31, 2016
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,909	$—	$—	$155	$—	$—	$3,064
Collectively evaluated for impairment	24,087	3,420	2,890	1,149	2,023	932	34,501
Total	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Loans - Ending balance:
Individually evaluated for impairment	$12,523	$430	$1,854	$1,903	$62	$—	$16,772
Collectively evaluated for impairment	1,620,191	544,378	348,294	192,639	240,698	155,420	3,101,620
Total	$1,632,714	$544,808	$350,148	$194,542	$240,760	$155,420	$3,118,392

Balance December 31, 2015
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$1,953	$—	$6	$369	$7	$—	$2,335
Collectively evaluated for impairment	20,103	3,484	2,963	1,335	1,789	1,432	31,106
Total	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Loans - Ending balance:
Individually evaluated for impairment	$4,514	$921	$1,962	$2,800	$681	$—	$10,878
Collectively evaluated for impairment	1,479,813	427,143	340,997	158,261	195,817	137,828	2,739,859
Total	$1,484,327	$428,064	$342,959	$161,061	$196,498	$137,828	$2,750,737

A summary of portfolio loans individually evaluated for impairment by category at December 31, 2016 and 2015, is as follows:

	December 31, 2016
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,341	$566	$11,791	$12,357	$2,909	$4,489
Real estate:
Commercial - investor owned	525	435	—	435	—	668
Commercial - owner occupied	225	231	—	231	—	227
Construction and land development	1,904	1,947	359	2,306	155	1,918
Residential	62	62	—	62	—	64
Consumer and other	—	—	—	—	—	—
Total	$15,057	$3,241	$12,150	$15,391	$3,064	$7,366

	December 31, 2015
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$5,554	$509	$4,204	$4,713	$1,953	$6,970
Real estate:
Commercial - investor owned	927	927	—	927	—	970
Commercial - owner occupied	329	85	113	198	6	301
Construction and land development	4,349	2,914	530	3,444	369	3,001
Residential	705	637	68	705	7	682
Consumer and other	—	—	—	—	—	—
Total	$11,864	$5,072	$4,915	$9,987	$2,335	$11,924

The following table presents details for past due and impaired loans:

	December 31,
(in thousands)	2016	2015	2014
Total interest income that would have been recognized under original terms on impaired loans	$1,079	$1,038	$1,013
Total cash received and recognized as interest income on impaired loans	251	226	118
Total interest income recognized on impaired loans still accruing	155	36	39

There were no loans over 90 days past due and still accruing interest at December 31, 2016 or 2015.

The recorded investment in impaired portfolio loans by category at December 31, 2016 and 2015, is as follows:

	December 31, 2016
(in thousands)	Non-accrual	Restructured	Total
Commercial and industrial	$10,046	$2,311	$12,357
Real estate:
Commercial - investor owned	435	—	435
Commercial - owner occupied	231	—	231
Construction and land development	2,286	20	2,306
Residential	62	—	62
Consumer and other	—	—	—
Total	$13,060	$2,331	$15,391

	December 31, 2015
(in thousands)	Non-accrual	Restructured	Total
Commercial and industrial	$4,406	$307	$4,713
Real estate:
Commercial - investor owned	927	—	927
Commercial - owner occupied	198	—	198
Construction and land development	3,444	—	3,444
Residential	705	—	705
Consumer and other	—	—	—
Total	$9,680	$307	$9,987

The recorded investment by category for the portfolio loans that have been restructured during the years ended December 31, 2016 and 2015, is as follows:

	Year ended December 31, 2016			Year ended December 31, 2015
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	4	$12,114	$12,114	1	$303	$303
Real estate:
Commercial - investor owned	1	248	248	—	—	—
Commercial - owner occupied	1	13	13	—	—	—
Construction and land development	1	20	20	—	—	—
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	7	$12,395	$12,395	1	$303	$303

The restructured portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of December 31, 2016, the Company allocated $0.7 million of specific reserves to loans that have been restructured. No loans that were previously restructured subsequently defaulted during the years ended December 31, 2016 and 2015.

The aging of the recorded investment in past due portfolio loans by portfolio class and category at December 31, 2016 and 2015 is shown below:

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$334	$171	$505	$1,632,209	$1,632,714
Real estate:
Commercial - investor owned	—	175	175	544,633	544,808
Commercial - owner occupied	212	225	437	349,711	350,148
Construction and land development	355	1,528	1,883	192,659	194,542
Residential	91	—	91	240,669	240,760
Consumer and other	7	—	7	155,413	155,420
Total	$999	$2,099	$3,098	$3,115,294	$3,118,392

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$505	$888	$1,393	$1,482,934	$1,484,327
Real estate:
Commercial - investor owned	464	—	464	427,600	428,064
Commercial - owner occupied	94	184	278	342,681	342,959
Construction and land development	384	2,273	2,657	158,404	161,061
Residential	70	681	751	195,747	196,498
Consumer and other	20	—	20	137,808	137,828
Total	$1,537	$4,026	$5,563	$2,745,174	$2,750,737

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

The recorded investment by risk category of the portfolio loans by portfolio class and category at December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,499,114	$57,416	$76,184	$1,632,714
Real estate:
Commercial - investor owned	530,494	10,449	3,865	544,808
Commercial - owner occupied	306,658	39,249	4,241	350,148
Construction and land development	185,505	6,575	2,462	194,542
Residential	233,479	2,997	4,284	240,760
Consumer and other	153,984	—	1,436	155,420
Total	$2,909,234	$116,686	$92,472	$3,118,392

	December 31, 2015
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,356,864	$90,370	$37,093	$1,484,327
Real estate:
Commercial - investor owned	403,820	18,868	5,376	428,064
Commercial - owner occupied	314,791	24,727	3,441	342,959
Construction and land development	146,601	10,114	4,346	161,061
Residential	188,269	5,138	3,091	196,498
Consumer and other	131,060	721	6,047	137,828
Total	$2,541,405	$149,938	$59,394	$2,750,737

NOTE 6 - PURCHASED CREDIT IMPAIRED ("PCI") LOANS

Below is a summary of PCI loans by category at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
($ in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	5.87	$3,523	6.70	$3,863
Real estate loans:
Commercial - investor owned	6.95	8,162	6.98	25,272
Commercial - owner occupied	6.39	11,863	6.30	19,414
Construction and land development	5.80	4,365	6.28	6,838
Residential	5.64	11,792	5.44	19,287
Total real estate loans		36,182		70,811
Consumer and other	1.64	64	1.89	84
Purchased credit impaired loans		$39,769		$74,758

(1) Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at December 31, 2016 and 2015 is shown below:

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,523	$3,523
Real estate:
Commercial - investor owned	—	—	—	8,162	8,162
Commercial - owner occupied	—	—	—	11,863	11,863
Construction and land development	—	—	—	4,365	4,365
Residential	169	51	220	11,572	11,792
Consumer and other	—	—	—	64	64
Total	$169	$51	$220	$39,549	$39,769

	December 31, 2015
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,863	$3,863
Real estate:
Commercial - investor owned	2,342	3,661	6,003	19,269	25,272
Commercial - owner occupied	731	—	731	18,683	19,414
Construction and land development	—	—	—	6,838	6,838
Residential	1,594	130	1,724	17,563	19,287
Consumer and other	4	—	4	80	84
Total	$4,671	$3,791	$8,462	$66,296	$74,758

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the years ended December 31, 2016 and 2015.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2016	$116,689	$26,765	$25,341	$64,583
Principal reductions and interest payments	(25,669)	—	—	(25,669)
Accretion of loan discount	—	—	(6,155)	6,155
Changes in contractual and expected cash flows due to remeasurement	11,718	766	(1,500)	12,452
Reductions due to disposals	(36,735)	(8,629)	(4,510)	(23,596)
Balance December 31, 2016	$66,003	$18,902	$13,176	$33,925

Balance January 1, 2015	$178,145	$65,719	$28,733	$83,693
Principal reductions and interest payments	(24,441)	—	—	(24,441)
Accretion of loan discount	—	—	(10,775)	10,775
Changes in contractual and expected cash flows due to remeasurement	(3,574)	(30,413)	12,132	14,707
Reductions due to disposals	(33,441)	(8,541)	(4,749)	(20,151)
Balance December 31, 2015	$116,689	$26,765	$25,341	$64,583
The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the year ended December 31, 2015 is as follows:

(in thousands)	December 31, 2015
Balance at beginning of period	$15,866
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(3,528)
FDIC reimbursable recoveries	(1,386)
Reductions for loss share termination	(5,922)
Adjustments reflected in income:
Amortization, net	(2,293)
Loan impairment reversal	(1,113)
Reductions for payments on covered assets in excess of expected cash flows	(1,624)
Balance at end of period	$—

Outstanding customer balances on PCI loans were $54.6 million and $98.6 million as of December 31, 2016, and December 31, 2015, respectively.

On December 7, 2015, the Company entered into an agreement to terminate all existing loss share agreements with the FDIC. Under the terms of the agreement, the FDIC made a net payment to the bank of $1.3 million. The agreement eliminated the FDIC clawback liability of $3.5 million and the FDIC loss share receivable of $7.2 million. Accordingly, a one-time pretax charge of $2.4 million was recorded in 2015 as a separate component of noninterest expense, which was entirely earned back in the first quarter of 2016. See FDIC Loss Share Receivable and Clawback Liability in Note 1 – Summary of Significant Accounting Policies for information on the Company's accounting in prior years.

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

Using derivative instruments can involve assuming counterparty credit risk to varying degrees. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains in excess of collateral pledged, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At December 31, 2016, the Company had $1.0 million of counterparty credit exposure on derivatives. This counterparty risk is considered as part of underwriting and on-going monitoring policies. At December 31, 2016 and 2015, the Company had pledged cash of $0.7 million and $1.3 million, respectively, as collateral in connection with interest rate swap agreements.

Risk Management Instruments. The Company enters into interest rate caps in order to economically hedge changes in fair value of state tax credits held for sale. See Note 19 – Fair Value Measurements for further discussion of the fair value of the state tax credits. The notional amount of the derivative instruments used to manage risk was $3.5 million at December 31, 2016 and 2015.

Client-Related Derivative Instruments. The Company enters into interest rate swaps to allow customers to hedge changes in fair value of certain loans while maintaining a variable rate loan on its balance sheet. The Company also enters into foreign exchange forward contracts with clients, and enters into offsetting foreign exchange forward contracts with established financial institution counterparties. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Non-designated hedging instruments
Interest rate swap contracts	$124,322	$153,630	$982	$1,155	$982	$1,155
Foreign exchange forward contracts	3,034	—	3,034	—	3,034	—

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the years ended December 31, 2016 and 2015, the gains and losses offset each other due to the Company's hedging of the client swaps with other bank counterparties.

NOTE 8 - FIXED ASSETS

A summary of fixed assets at December 31, 2016 and 2015, is as follows:

	December 31,
(in thousands)	2016	2015
Land	$3,103	$3,103
Buildings and leasehold improvements	18,054	17,837
Furniture, fixtures and equipment	6,136	4,892
Capitalized software	1,305	1,030
	28,598	26,862
Less accumulated depreciation and amortization	13,688	12,020
Total fixed assets	$14,910	$14,842

Depreciation and amortization of fixed assets included in noninterest expense amounted to $2.4 million, $2.0 million, and $2.2 million in 2016, 2015, and 2014, respectively.

The Company has facilities leased under agreements that expire in various years through 2028. The Company's rent expense totaled $3.1 million, $3.1 million, and $2.9 million in 2016, 2015, and 2014, respectively. Sublease rental income was $0.1 million, $0.1 million, and $0.2 million for 2016, 2015, and 2014, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on current market conditions and rates of inflation.

The future aggregate minimum rental commitments (in thousands) required under the leases are shown below:

Year	Amount
2017	$2,797
2018	2,684
2019	2,676
2020	2,637
2021	2,642
Thereafter	6,667
Total	$20,103

The Company has recorded a liability and corresponding expense for the difference between the net present value of future lease payments and its estimated sublease income on certain vacant branches. As of December 31, 2016, this liability was $1.1 million. The Company recorded expense for the estimated net lease liability of $0.5 million, $0.1 million, and $0.4 million in 2016, 2015, and 2014, respectively. The expense is recorded within other noninterest expense.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill has remained at $30.3 million as of December 31, 2016, 2015, and 2014.  The annual goodwill impairment evaluations in 2016, 2015, and 2014 did not identify any impairment.

The table below presents a summary of intangible assets:

(in thousands)	Years ended December 31,
	2016	2015
Gross core deposit intangible balance, beginning of year	$9,060	$9,060
Accumulated amortization	(6,909)	(5,985)
Core deposit intangible, net, end of year	$2,151	$3,075

Amortization expense on the core deposit intangibles was $0.9 million, $1.1 million, and $1.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. The core deposit intangibles are being amortized over a 10 year period.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2016.

Year	Core Deposit Intangible
2017	$760
2018	595
2019	430
2020	265
After 2020	101
$2,151

NOTE 10 - MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2016:

(in thousands)	Brokered	Other	Total
Less than 1 year	$117,145	$197,262	$314,407
Greater than 1 year and less than 2 years	—	67,909	67,909
Greater than 2 years and less than 3 years	—	28,806	28,806
Greater than 3 years and less than 4 years	—	45,341	45,341
Greater than 4 years and less than 5 years	—	16,696	16,696
	$117,145	$356,014	$473,159

In 2016, the Company changed its presentation of certificates of deposit on the Consolidated Balance Sheets to separate brokered deposit sources from other sources.  The corresponding prior period balances were reclassified to conform to the current year presentation.

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $124.8 million as of December 31, 2016.

NOTE 11 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company's subordinated debentures at December 31, 2016 and 2015 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2016	2015
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
Total trust preferred securities	56,807	56,807

Fixed-to-floating rate subordinated notes	50,000	—	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Less: Debt issuance costs	(1,267)	—
Total fixed-to-floating rate subordinated notes	48,733	—

Total subordinated debentures and notes	$105,540	$56,807

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

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company's consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company's consolidated statements of operations. The Company's investment of $1.7 million at December 31, 2016, in these trusts is included in other investments in the consolidated balance sheets.

On November 1, 2016, the Company issued $50 million of fixed-to-floating rate subordinated notes. The notes initially bear a fixed annual interest rate of 4.75%, with interest payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2017. Commencing November 1, 2021, the interest rate on the notes resets quarterly to the three-month LIBOR rate plus a spread of 338.7 basis points, payable quarterly in arrears. On or after November 1, 2021, the Company will have the option to redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued interest, subject to applicable regulatory approval. The Company’s obligation to make payments of principal and interest on the notes is subordinate and junior in right of payment to all of its senior debt. Current regulatory guidance allows for this subordinated debt to be treated as tier 2 regulatory capital for the first five years of its term, subject to certain limitations, and then phased out of tier 2 capital pro rata over the next five years.

NOTE 12 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2016 and 2015, the carrying value of the loans pledged to the FHLB of Des Moines was $773.5 million and $633.5 million, respectively. The secured line of credit had availability of approximately $439.7 million at December 31, 2016.

The Company also has an $4.4 million investment in the capital stock of the FHLB of Des Moines at December 31, 2016.

The following table summarizes the type, maturity, and rate of the Company's FHLB advances at December 31:

		2016		2015
($ in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	Less than 1 year	$—	—%	$110,000	0.45%
Non-amortizing fixed advance	Greater than 1 year	—	—%	—	—%
Total Federal Home Loan Bank Advances		$—	—%	$110,000	0.45%

In December 2014, the Company prepaid $50 million of FHLB advances with a weighted average interest rate of 3.17%, and a maturity of 3 years, and incurred a prepayment penalty of $2.9 million for asset/liability management purposes.

At December 31, 2016, the Company used $26.7 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 13 - OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
($ in thousands)	2016	2015
Securities sold under repurchase agreements	$276,980	$270,326

Average balance during the year	$206,643	$195,328
Maximum balance outstanding at any month-end	276,980	270,326
Average interest rate during the year	0.19%	0.22%
Average interest rate at December 31	0.18%	0.16%

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2016, $933.9 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating $1.1 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2016.

Term Loan
On November 6, 2012, the Company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. The Term Loan was paid off on November 6, 2015, the maturity date of the loan. A summary of the Term Loan is as follows:

($ in thousands)	December 31, 2015
Term Loan	$—

Average balance during the year	$4,509
Maximum balance outstanding at any month-end	5,700
Weighted average interest rate during the year	3.01%
Average interest rate at December 31	—%

Revolving Credit
In February 2016, the Company entered into a senior unsecured revolving credit agreement ("Revolving Agreement") with another bank allowing for borrowings up to $20 million.  The proceeds can be used for general corporate purposes.  The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.  There were no amounts drawn on the Revolving Agreement during 2016.

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

NOTE 15 - REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2016 and 2015, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2016 and 2015, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$506,349	13.48%	$300,573	8.00%	$—	—%
Enterprise Bank & Trust	430,981	11.53	298,982	8.00	373,728	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	412,865	10.99	225,430	6.00	—	—
Enterprise Bank & Trust	387,497	10.37	224,237	6.00	298,982	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)[1]
Enterprise Financial Services Corp	357,729	9.52	169,072	4.50	—	—
Enterprise Bank & Trust	387,461	10.37	168,178	4.50	242,923	6.50
Leverage Ratio (Tier 1 Capital to Average Assets)
Enterprise Financial Services Corp	412,865	10.42	158,480	4.00	—	—
Enterprise Bank & Trust	387,497	9.81	157,933	4.00	197,417	5.00

As of December 31, 2015:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$418,367	11.85%	$282,442	8.00%	$—	—%
Enterprise Bank & Trust	386,531	10.98	281,632	8.00	352,040	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	374,676	10.61	211,831	6.00	—	—
Enterprise Bank & Trust	342,840	9.74	211,224	6.00	281,632	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)[1]
Enterprise Financial Services Corp	319,553	9.05	158,873	4.50	—	—
Enterprise Bank & Trust	342,816	9.74	158,418	4.50	228,826	6.50
Leverage Ratio (Tier 1 Capital to Average Assets)
Enterprise Financial Services Corp	374,676	10.71	139,893	4.00	—	—
Enterprise Bank & Trust	342,840	9.84	139,311	4.00	174,138	5.00

[1] Not an applicable regulatory ratio until implementation of Basel III in 2015

NOTE 16 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights ("SSARs"), and restricted stock units (“RSUs”), as designated by the Company's Board of Directors upon the recommendation of the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. At December 31, 2016, there were 218,173 shares available for grant under the various share-based compensation plans.

Total share-based compensation expense that was charged against income was $3.4 million, $3.6 million, and $2.9 million for the years ended December 31, 2016, 2015, and 2014 respectively. The total income tax benefit recognized in additional paid in capital for share-based compensation arrangements was $1.3 million, $0.4 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. There were no grants of employee stock options or SSARs during the years ended December 31, 2016, 2015, or 2014.

Stock options have been granted to key employees with exercise prices equal to the market price of the Company's common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2016, there was no remaining unrecognized compensation expense related to stock options and SSARs and all outstanding awards are vested. Various information related to the stock options and SSARs is shown below.

(in thousands)	2016	2015	2014
Compensation expense	$—	$50	$103
Intrinsic value of option exercises on date of exercise	1,156	74	226
Cash received from the exercise of stock options	87	126	149

Following is a summary of the employee stock option and SSAR activity for 2016.

(in thousands, except share and per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	388,103	$19.15
Granted	—	—
Exercised	(117,857)	19.85
Forfeited	—	—
Outstanding at December 31, 2016	270,246	$18.85	1.9 years	$6,527
Exercisable at December 31, 2016	270,246	$18.85	1.9 years	$6,527

Restricted Stock Units
The Company awards nonvested stock, in the form of RSUs to employees and directors. RSUs generally are subject to continued employment and vest ratably over two to five years. Vesting is accelerated upon a change in control or the employee meeting certain retirement criteria. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

($ in thousands)	2016	2015	2014
Compensation expense	$850	$725	$945
Total fair value at vesting date	2,275	809	913
Total unrecognized compensation cost for nonvested stock units	1,084	942	1,462
Expected years to recognize unearned compensation	1.6 years	1.7 years	2.7 years

A summary of the status of the Company's RSU awards as of December 31, 2016 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	86,354	$14.31
Granted	32,913	29.71
Vested	(56,089)	14.25
Forfeited	(4,480)	13.51
Outstanding at December 31, 2016	58,698	$23.06

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-management directors as compensation in lieu of cash. At December 31, 2016, there were 29,694 shares of stock available for issuance under the Stock Plan for Non-Management Directors.

Various information related to the Director Plan is shown below.

(in thousands, except share and per share data)	2016	2015	2014
Shares issued	12,528	16,283	23,135
Weighted average fair value	$31.25	$24.43	$19.20
Compensation expense	407	373	329

Employee Stock Issuance
Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in the form of a one-time award or paid in pro rata installments. The stock is restricted for at least 2 years and upon issuance may be fully vested or vest over 5 years. The Company recognized zero, $0.2 million, and $0.1 million of stock-based compensation expense for the shares issued to the employees in 2016, 2015, and 2014, respectively. The Company issued zero, 14,110, and 34,034 shares in 2016, 2015, and 2014, respectively.

Long-term incentives
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a 3 year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at a minimum of the target level. The amount of the awards are determined at the end of the 3 year vesting and performance period. In February 2017, the Company awarded 118,519 shares to employees upon completion of the 2014-2016 performance cycle. In January 2016, the Company awarded 159,094 shares to employees upon completion of the 2013-2015 performance cycle. In

February 2015, the Company awarded 122,470 shares to employees upon completion of the 2012-2014 performance cycle. Information related to the outstanding grants at December 31, 2016 is shown below:

(in thousands, except share and per share data)	2015 - 2017 Cycle	2016 - 2018 Cycle
Shares issuable at target	113,903	95,694
Maximum shares issuable	142,292	117,681
Unrecognized compensation cost	$1,140	$1,929
Weighted average grant date fair value	19.21	25.26

The Company recorded $2.5 million, $2.7 million and $1.8 million of stock-based compensation expense for these awards during 2016, 2015 and 2014, respectively. In 2016, this expense included an additional $0.2 million related to modifications made for retiring executives. The modification allows for portions of outstanding performance awards to continue to vest as though employment had not terminated and will be paid based on actual performance as determined by the compensation committee following completion of the applicable performance period.

401(k) plans
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $1.7 million, $1.6 million and $1.4 million for 2016, 2015, and 2014, respectively.

NOTE 17 - INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$17,005	$22,916	$9,399
State and local	1,734	2,798	195
Total current	18,739	25,714	9,594
Deferred:
Federal	5,959	(5,266)	3,908
State and local	1,304	(497)	369
Total deferred	7,263	(5,763)	4,277
Total income tax expense	$26,002	$19,951	$13,871

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2016, 2015, and 2014 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014
Income tax expense at statutory rate	$26,194	$20,440	$14,365
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(945)	(931)	(857)
State and local income taxes, net	1,673	1,414	741
Bank-owned life insurance, net	(544)	(462)	(535)
Non-deductible expenses	263	259	290
Change in estimated rate for deferred taxes	302	—	—
Tax benefits of LIHTC investments, net	(181)	(179)	(158)
Other, net	(760)	(590)	25
Total income tax expense	$26,002	$19,951	$13,871

The amount of tax credits and other tax benefits from low-income housing tax credit ("LIHTC") investments recognized during the year were $1.1 million during each of the years ended December 31, 2016, 2015, and 2014. The amount recognized as a component of income tax expense per the table above was $0.3 million for the years ended December 31, 2016 and 2015, and $0.2 million for the year ended December 31, 2014. As of December 31, 2016 and 2015, the carrying value of the investments related to low-income housing tax credits was $1.4 million and $2.3 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments. As of December 31, 2016, the Company has future capital commitments of $0.1 million related to low-income housing tax credit investments. The capital commitments are expected to be called between the years 2017 - 2024.

A net deferred income tax asset of $33.8 million and $38.5 million is included in other assets in the consolidated balance sheets at December 31, 2016 and 2015, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$16,496	$16,705
Basis difference on PCI assets, net	5,551	8,806
Basis difference on Other real estate	317	328
Deferred compensation	4,217	4,509
Goodwill and other intangible assets	5,520	6,973
Accrued compensation	899	2,222
Unrealized losses on securities available for sale	1,019	—
Other, net	925	907
Total deferred tax assets	34,944	40,450

Deferred tax liabilities:
Unrealized gains on securities available for sale	—	183
State tax credits held for sale, net of economic hedge	376	594
Core deposit intangibles	817	1,178
Total deferred tax liabilities	1,193	1,955
Net deferred tax asset	$33,751	$38,495

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal or state income taxes as of December 31, 2016 or 2015.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in nine states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2013, with the exception of 2012 being an open year by one state taxing authority. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amounts accrued for interest and penalties as of December 31, 2016, 2015, and 2014 were not significant.

As of December 31, 2016, the gross amount of unrecognized tax benefits was $1.2 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.8 million. As of December 31, 2015 and 2014, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.9 million and $1.3 million, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $0.3 million as a result of a lapse of statute of limitations in the next 12 months.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2016	2015	2014
Balance at beginning of year	$1,359	$1,884	$1,257
Additions based on tax positions related to the current year	239	230	401
Additions for tax positions of prior years	39	46	523
Reductions for tax positions of prior years	—	(437)	—
Settlements or lapse of statute of limitations	(457)	(364)	(297)
Balance at end of year	$1,180	$1,359	$1,884

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

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2016, and December 31, 2015, are as follows:

(in thousands)	December 31, 2016	December 31, 2015
Commitments to extend credit	$1,075,170	$1,140,028
Letters of credit	78,954	54,648

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2016 and December 31, 2015. Other liabilities include approximately $0.3 million for estimated losses attributable to the unadvanced commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2016, and December 31, 2015, $89.7 million and $93.9 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from 1 month to 4 years and 9 months at December 31, 2016.

NOTE 19 - FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$107,660	$—	$107,660
Obligations of states and political subdivisions	—	33,542	3,089	36,631
Residential mortgage-backed securities	—	316,506	—	316,506
Total securities available for sale	—	457,708	3,089	460,797
State tax credits held for sale	—	—	3,585	3,585
Derivative financial instruments	—	4,016	—	4,016
Total assets	$—	$461,724	$6,674	$468,398

Liabilities
Derivative financial instruments	$—	$4,016	$—	$4,016
Total liabilities	$—	$4,016	$—	$4,016

	December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,008	$—	$99,008
Obligations of states and political subdivisions	—	38,624	3,077	41,701
Residential mortgage-backed securities	—	311,061	—	311,061
Total securities available for sale	—	448,693	3,077	451,770
State tax credits held for sale	—	—	5,941	5,941
Derivative financial instruments	—	1,155	—	1,155
Total assets	$—	$449,848	$9,018	$458,866

Liabilities
Derivative financial instruments	$—	$1,155	$—	$1,155
Total liabilities	$—	$1,155	$—	$1,155

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At December 31, 2016, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
State tax credits held for sale. At December 31, 2016, of the $38.1 million of state tax credits held for sale on the consolidated balance sheet, approximately $3.6 million were carried at fair value. The remaining $34.5 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased since 2010 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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
Economically, the Company equates the state tax credits to a fixed rate loan. After considering various risks, such as credit risk, compliance risk, and recapture risk, management concluded the state tax credits are equivalent to a fixed rate loan priced at Prime minus 75 basis points. When pricing a fixed rate loan, most banks utilize the Prime-based swap curve, which is based on the LIBOR swap curve plus a prime equivalent spread of 265 to 285 basis points depending on market pricing and the maturity of the underlying loan. The Prime-based swap curve is available daily on Bloomberg or other national pricing services. As a result, at December 31, 2016 and 2015, management concluded the spread of 205 basis points to the LIBOR curve should be utilized in the fair value calculation.
At December 31, 2016, the discount rates utilized in our state tax credits fair value calculation ranged from 3.05% to 3.50%. Resulting changes in the fair value of the state tax credits held for sale decreased Gain on state tax credits, net in the consolidated statement of operations by $0.6 million for the year ended December 31, 2016.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the year ended December 31, 2016.

•	Transfers in and/or out of Level 3. There were no transfers in and/or out of Level 3 for the years ending December 31, 2016 and 2015.

	Securities available for sale, at fair value
	Years ended December 31,
(in thousands)	2016	2015
Beginning balance	$3,077	$3,059
Total gains:
Included in other comprehensive income	12	18
Purchases, sales, issuances and settlements	—	—
Ending balance	$3,089	$3,077

Change in unrealized gains relating to assets still held at the reporting date	$12	$18

	State tax credits held for sale, at fair value
	Years ended December 31,
(in thousands)	2016	2015
Beginning balance	$5,941	$11,689
Total gains:
Included in earnings	177	406
Purchases, sales, issuances and settlements:
Sales	(2,533)	(6,154)
Ending balance	$3,585	$5,941

Change in unrealized losses relating to assets still held at the reporting date	$(575)	$(1,212)

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

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015.

	December 31, 2016
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2016
Impaired loans	$175	$—	$—	$175	$4,335
Other real estate	—	—	—	—	1
Total	$175	$—	$—	$175	$4,336

	December 31, 2015
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2015
Impaired loans	$2,561	$—	$—	$2,561	$6,091
Other real estate	753	—	—	753	83
Total	$3,314	$—	$—	$3,314	$6,174
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

Carrying amount and fair value at December 31, 2016 and 2015
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$54,288	$54,288	$47,935	$47,935
Federal funds sold	446	446	91	91
Interest-bearing deposits	145,048	145,048	47,131	47,131
Securities available for sale	460,797	460,797	451,770	451,770
Securities held to maturity	80,463	79,639	43,714	43,441
Other investments, at cost	14,840	14,840	17,455	17,455
Loans held for sale	9,562	9,562	6,598	6,598
Derivative financial instruments	4,016	4,016	1,155	1,155
Portfolio loans, net	3,114,752	3,125,701	2,781,879	2,782,704
State tax credits, held for sale	38,071	41,264	45,850	49,588
Accrued interest receivable	11,117	11,117	8,399	8,399

Balance sheet liabilities
Deposits	3,233,361	3,232,414	2,784,591	2,784,654
Subordinated debentures and notes	105,540	86,052	56,807	35,432
Federal Home Loan Bank advances	—	—	110,000	109,994
Other borrowings	276,980	276,905	270,326	270,286
Derivative financial instruments	4,016	4,016	1,155	1,155
Accrued interest payable	1,105	1,105	629	629

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the consolidated balance sheets at fair value at December 31, 2016, and December 31, 2015.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$79,639	$—	$79,639
Portfolio loans, net	—	—	3,125,701	3,125,701
State tax credits, held for sale	—	—	37,679	37,679
Financial Liabilities:
Deposits	2,760,202	—	472,212	3,232,414
Subordinated debentures and notes	—	86,052	—	86,052
Other borrowings	—	276,905	—	276,905

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$43,441	$—	$43,441
Portfolio loans, net	—	—	2,782,704	2,782,704
State tax credits, held for sale	—	—	43,647	43,647
Financial Liabilities:
Deposits	2,428,403	—	356,251	2,784,654
Subordinated debentures and notes	—	35,432	—	35,432
Federal Home Loan Bank advances	—	109,994	—	109,994
Other borrowings	—	270,286	—	270,286

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

Subordinated debentures and notes
Fair value of subordinated debentures and notes is based on discounting the future cash flows using rates currently offered for financial instruments of similar remaining maturities (Level 2).

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

Commitments to extend credit and letters of credit
The fair value of commitments to extend credit and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties (Level 2). The Company believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and accordingly, the Company has not assigned a value to such instruments for purposes of this disclosure.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreasing real estate values, illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. In addition, these estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are based on existing on-balance and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2016	2015
Assets
Cash	$52,245	$12,032
Investment in Enterprise Bank & Trust	416,831	374,092
Investment in nonbank subsidiaries	2,798	1,510
Other assets	22,111	20,357
Total assets	$493,985	$407,991

Liabilities and Shareholders' Equity
Subordinated debentures and notes	$105,540	$56,807
Accounts payable and other liabilities	1,347	355
Shareholders' equity	387,098	350,829
Total liabilities and shareholders' equity	$493,985	$407,991

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2016	2015	2014
Income:
Dividends from subsidiaries	$7,500	$10,000	$10,000
Other	491	249	225
Total income	7,991	10,249	10,225

Expenses:
Interest expense-subordinated debentures and notes	1,893	1,248	1,322
Interest expense-notes payable	53	144	193
Other expenses	5,526	3,823	4,402
Total expenses	7,472	5,215	5,917

Income before taxes and equity in undistributed earnings of subsidiaries	519	5,034	4,308

Income tax benefit	2,583	2,118	2,305

Net income before equity in undistributed earnings of subsidiaries	3,102	7,152	6,613

Equity in undistributed earnings of subsidiaries	45,735	31,298	20,560
Net income and comprehensive income	$48,837	$38,450	$27,173

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$48,837	$38,450	$27,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	3,367	3,601	2,950
Net income of subsidiaries	(53,235)	(41,298)	(30,560)
Dividends from subsidiaries	7,500	10,000	10,000
Excess tax expense of share-based compensation	(1,327)	(449)	(205)
Other, net	1,848	848	704
Net cash provided by operating activities	6,990	11,152	10,062

Cash flows from investing activities:
Cash contributions to subsidiaries	(250)	—	—
Purchases of other investments	(2,435)	(2,832)	(2,224)
Proceeds from distributions on other investments	1,151	880	176
Net cash used by investing activities	(1,534)	(1,952)	(2,048)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	48,733	—	—
Repayments of notes payable	—	(5,700)	(4,800)
Cash dividends paid	(8,211)	(5,259)	(4,177)
Excess tax benefit of share-based compensation	1,327	449	205
Payments for the repurchase of common stock	(4,889)	—	—
Issuance of common stock	2	2	2
Proceeds from the issuance of equity instruments, net	(2,205)	(1,192)	(681)
Net cash provided (used) by financing activities	34,757	(11,700)	(9,451)

Net increase (decrease) in cash and cash equivalents	40,213	(2,500)	(1,437)
Cash and cash equivalents, beginning of year	12,032	14,532	15,969
Cash and cash equivalents, end of year	$52,245	$12,032	$14,532

NOTE 21 - QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents unaudited quarterly financial information for the periods indicated:

	2016
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$39,438	$37,293	$37,033	$35,460
Interest expense	3,984	3,463	3,250	3,032
Net interest income	35,454	33,830	33,783	32,428
Provision for portfolio loan losses	964	3,038	716	833
Provision reversal for PCI loan losses	(343)	(1,194)	(336)	(73)
Net interest income after provision for loan losses	34,833	31,986	33,403	31,668
Noninterest income	9,029	6,976	7,049	6,005
Noninterest expense	23,181	20,814	21,353	20,762
Income before income tax expense	20,681	18,148	19,099	16,911
Income tax expense	7,053	6,316	6,747	5,886
Net income	$13,628	$11,832	$12,352	$11,025

Earnings per common share:
Basic	$0.68	$0.59	$0.62	$0.55
Diluted	0.67	0.59	0.61	0.54

	2015
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$35,096	$33,180	$32,352	$32,151
Interest expense	3,017	3,174	3,072	3,106
Net interest income	32,079	30,006	29,280	29,045
Provision for portfolio loan losses	543	599	2,150	1,580
Provision reversal for PCI loan losses	(917)	(227)	—	(3,270)
Net interest income after provision for loan losses	32,453	29,634	27,130	30,735
Noninterest income	6,557	4,729	5,806	3,583
Noninterest expense	22,886	19,932	19,458	19,950
Income before income tax expense	16,124	14,431	13,478	14,368
Income tax expense	5,445	4,722	4,762	5,022
Net income	$10,679	$9,709	$8,716	$9,346

Earnings per common share:
Basic	$0.53	$0.49	$0.44	$0.47
Diluted	0.52	0.48	0.43	0.46

NOTE 22 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the "FASB") Accounting Standards Update (the "ASU") 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment" which simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit's carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. The guidance becomes effective for testing periods beginning after January 1, 2017. The new guidance will not have an impact on the Company's consolidated financial statements.

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

FASB ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" which impacts accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized in the statement of operations as income tax expense (or benefit.) The tax effects of exercised or vested awards must be treated as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits will be classified with other income tax cash flows as an operating activity, and cash paid by an employer when withholding shares for tax liabilities should be classified as a financing activity. The guidance became effective in the first quarter of 2017. The Company expects to reclassify approximately $5 million from additional paid in capital to retained earnings upon adoption. Also, excess tax benefits of share-based compensation will no longer be reclassified from operating activities to financing activities on the consolidated statement of cash flows. The Company has not completed its evaluation of the impact this standard will have on its statement of operations.

FASB ASU 2016-02 "Leases (Topic 842)" In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance becomes effective for periods beginning after December 15, 2018, including interim periods therein. Early adoption will be permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated balance sheets.

FASB ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value through earnings, and eliminates the available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities where the fair value option has been elected, changes in fair value due to instrument-specific credit risk must be recognized in other comprehensive income. When measuring the fair value of financial instruments at amortized cost, the exit price must be used for disclosure purposes. The ASU also requires that financial assets and liabilities be presented separately in the notes to the financial statements. This ASU becomes effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted with some exceptions. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

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

NOTE 23 - SUBSEQUENT EVENTS

On February 10, 2017, the Company closed on its previously announced acquisition of Jefferson County Bancshares, Inc. (“JCB”) and JCB's wholly-owned subsidiary, Eagle Bank and Trust Company of Missouri. See Note 2 –Acquisitions for more information regarding the transaction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2016.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2016, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company's Proxy Statement for its annual meeting to be held on Tuesday, May 2, 2017.
ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company's Proxy Statement for its annual meeting to be held on Tuesday, May 2, 2017.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company's Proxy Statement for its annual meeting to be held on Tuesday, May 2, 2017.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company's Proxy Statement for its annual meeting to be held on Tuesday, May 2, 2017.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company's Proxy Statement for its annual meeting to be held on Tuesday, May 2, 2017.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)    1. Financial Statements

The consolidated financial statements of Enterprise Financial Services Corp and its subsidiaries and independent auditors' reports are included in Part II, Item 8, of this Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3. Exhibits

No.        Description

2.1
Agreement and Plan of Merger, among the Company, Enterprise Bank & Trust, Jefferson County Bancshares, Inc. and Eagle Bank and Trust Company of Missouri, dated October 10, 2016 (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on October 11, 2016).

3.1	Certificate of Incorporation of Registrant, (incorporated herein by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1 filed on December 16, 1996 (File No. 333-14737)).

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

3.7	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2014).

3.8	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on June 12, 2015).

4.1	Subordinated Debt Securities Indenture dated November 1, 2016 (incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on November 1, 2016).

4.2
First Supplemental Indenture to the Subordinated Debt Securities Indenture dated November 1, 2016 (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on November 1, 2016).

10.1.1*	Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant's Current

Report on Form 8-K filed on September 30, 2008), amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on December 23, 2008), amended by that Second Amendment of Executive Employment Agreement dated as of March 25, 2013 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 26, 2013), amended by that Third Amendment of Executive Employment Agreement dated as of February 4, 2014 (incorporated herein by reference to Exhibit 10.1.3 to the Registrant's Annual Report on Form 10-K filed on March 17, 2014), amended by that Amendment to Executive Employment Agreement dated as of October 29, 2015 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2015) and amended by that Amendment to Executive Employment Agreement dated as of November 3, 2016 (filed herewith).

10.1.2*
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

10.1.3*
Restricted Stock Unit Agreement by and between Registrant and Keene S. Turner (incorporated herein by reference to Exhibit 10.1.2 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2014).

10.1.4*	Restricted Stock Unit Agreement dated as of August 9, 2016 by and between Registrant and Keene S. Turner (filed herewith).

10.1.5*	Executive Employment Agreement dated as of June 30, 2015 by and between Registrant and James B. Lally (filed herewith).

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

10.1.7*	Restricted Stock Unit Agreement dated as of August 9, 2016 by and between Registrant and Scott R. Goodman (filed herewith).

10.1.8*	Executive Employment Agreement dated as of January 5, 2015 by and between Registrant and Douglas N. Bauche (filed herewith).

10.1.9*
Amended and Restated Executive Employment Agreement effective as of August 8, 2014 by and between Registrant and Frank H. Sanfilippo (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2014).

10.1.10*
Employment Separation and Release Agreement by and between Registrant and Frank H. Sanfilippo (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2016).

10.1.11*
Retirement and Consulting Agreement by and between Registrant and Stephen P. Marsh (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2016).

10.1.12*	Change in Control Agreement dated as of July 23, 2014 by and between Registrant and Mark G. Ponder (filed herewith).

10.1.13*	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.1.14*
Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.1.15*	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14A, filed on March 17, 2008).

10.1.16*
Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended December 31, 2008).

10.1.17*
Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant's Proxy Statement on Schedule 14-A filed on March 7, 2006 and as amended on Schedule 14A filed on April 23, 2012).

10.1.18*	Form of Enterprise Financial Services Corp Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 10-Q filed on August 8, 2012).

10.1.19*	Form of Enterprise Financial Services Corp Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 10-Q filed on August 8, 2012).

10.1.20*
Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A, filed on March 7, 2006 and as amended on Schedule 14A filed on March 26, 2013).

10.1.21*	Enterprise Financial Services Corp, 2013 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant's Proxy statement on Schedule 14A, filed on March 26, 2013).

10.1.22*
Form of Enterprise Financial Services Corp LTIP Grant Agreement pursuant to 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2014).

10.1.23*
Form of Enterprise Financial Services Corp LTIP Grant Agreement pursuant to 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.2
Revolving Credit Agreement dated February 24, 2016 between US Bank National Association and Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K for the year ended December 31, 2015), and amended by that First Amendment to Loan Agreement dated as of February 23, 2017 (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2017.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on February 24, 2017.

Signatures	Title
/s/ Peter F. Benoist	Chief Executive Officer and Director (Principal Executive Officer)
Peter F. Benoist

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Mark G. Ponder	Senior Vice President and Controller (Principal Accounting Officer)
Mark G. Ponder

/s/ John S. Eulich*
John S. Eulich	Chairman of the Board of Directors

/s/ John Q. Arnold*
John Q. Arnold	Director

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ William H. Downey*
William H. Downey	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ James J. Murphy, Jr.*
James J. Murphy, Jr.	Director

/s/ Eloise E. Schmitz*
Eloise E. Schmitz	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

Michael W. Walsh	Director
*Signed by Power of Attorney.