Form 10-Q
period 2017-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2017-04-28
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2017.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of April 26, 2017, the Registrant had 23,481,668 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$73,387	$54,288
Federal funds sold	1,112	446
Interest-bearing deposits (including $2,011 and $675 pledged as collateral)	134,502	144,068
Total cash and cash equivalents	209,001	198,802
Interest-bearing deposits greater than 90 days	2,695	980
Securities available for sale	593,685	460,797
Securities held to maturity	79,236	80,463
Loans held for sale	5,380	9,562
Loans	3,891,064	3,158,161
Less: Allowance for loan losses	44,625	43,409
Total loans, net	3,846,439	3,114,752
Other real estate	2,925	980
Other investments, at cost	24,222	14,840
Fixed assets, net	34,291	14,910
Accrued interest receivable	12,229	11,117
State tax credits held for sale (including $1,458 and $3,585 carried at fair value)	35,431	38,071
Goodwill	113,886	30,334
Intangible assets, net	11,758	2,151
Other assets	135,048	103,569
Total assets	$5,106,226	$4,081,328

Liabilities and Shareholders' Equity
Demand deposits	$1,037,001	$866,756
Interest-bearing transaction accounts	844,775	731,539
Money market accounts	1,354,434	1,050,472
Savings	189,303	111,435
Certificates of deposit:
Brokered	145,436	117,145
Other	460,671	356,014
Total deposits	4,031,620	3,233,361
Subordinated debentures and notes (net of debt issuance cost of $1,234 and $1,267)	118,067	105,540
Federal Home Loan Bank advances	151,115	—
Other borrowings	235,052	276,980
Accrued interest payable	1,914	1,105
Other liabilities	30,537	77,244
Total liabilities	4,568,305	3,694,230

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,699,453 and 20,306,353 shares issued	237	203
Treasury stock, at cost; 261,718 shares	(6,632)	(6,632)
Additional paid in capital	348,259	213,078
Retained earnings	197,231	182,190
Accumulated other comprehensive income	(1,174)	(1,741)
Total shareholders' equity	537,921	387,098
Total liabilities and shareholders' equity	$5,106,226	$4,081,328
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2017	2016
Interest income:
Interest and fees on loans	$39,926	$32,608
Interest on debt securities:
Taxable	3,230	2,387
Nontaxable	386	332
Interest on interest-bearing deposits	130	61
Dividends on equity securities	68	72
Total interest income	43,740	35,460
Interest expense:
Interest-bearing transaction accounts	675	306
Money market accounts	1,493	1,006
Savings accounts	82	60
Certificates of deposit	1,215	1,019
Subordinated debentures and notes	1,164	348
Federal Home Loan Bank advances	330	182
Notes payable and other borrowings	139	111
Total interest expense	5,098	3,032
Net interest income	38,642	32,428
Provision for portfolio loan losses	1,533	833
Provision reversal for purchased credit impaired loan losses	(148)	(73)
Net interest income after provision for loan losses	37,257	31,668
Noninterest income:
Service charges on deposit accounts	2,510	2,043
Wealth management revenue	1,833	1,662
Other service charges and fee income	1,280	868
Gain on state tax credits, net	246	518
Gain on sale of other real estate	—	122
Miscellaneous income	1,107	792
Total noninterest income	6,976	6,005
Noninterest expense:
Employee compensation and benefits	15,208	12,647
Occupancy	1,929	1,683
Data processing	1,633	1,104
Professional fees	837	684
FDIC and other insurance	824	723
Loan legal and other real estate expense	345	357
Merger related expenses	1,667	—
Other	4,293	3,564
Total noninterest expense	26,736	20,762

Income before income tax expense	17,497	16,911
Income tax expense	5,106	5,886
Net income	$12,391	$11,025

Earnings per common share
Basic	$0.57	$0.55
Diluted	0.56	0.54
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Net income	$12,391	$11,025
Other comprehensive income, net of tax:
Unrealized gains on investment securities arising during the period, net of income tax expense for three months of $348 and $2,304, respectively	567	3,711
Total other comprehensive income	567	3,711
Total comprehensive income	$12,958	$14,736

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2016	$—	$203	$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	—	—	—	—	12,391	—	12,391
Other comprehensive income	—	—	—	—	—	567	567
Total comprehensive income	—	—	—	—	12,391	567	12,958
Cash dividends paid on common shares, $0.11 per share	—	—	—	—	(2,579)	—	(2,579)
Issuance under equity compensation plans, 93,236 shares, net	—	1	—	(2,152)	—	—	(2,151)
Share-based compensation	—	—	—	866	—	—	866
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc.	—	33	—	141,696	—	—	141,729
Reclassification for the adoption of ASU 2016-09	—	—	—	(5,229)	5,229	—	—
Balance March 31, 2017	$—	$237	$(6,632)	$348,259	$197,231	$(1,174)	$537,921

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2015	$—	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	—	—	—	—	11,025	—	11,025
Other comprehensive income	—	—	—	—	—	3,711	3,711
Cash dividends paid on common shares, $0.09 per share	—	—	—	—	(1,802)	—	(1,802)
Repurchase of common shares	—	—	(4,211)	—	—	—	(4,211)
Issuance under equity compensation plans, 136,010 shares, net	—	1	—	(1,746)	—	—	(1,745)
Share-based compensation	—	—	—	794	—	—	794
Excess tax benefit related to equity compensation plans	—	—	—	783	—	—	783
Balance March 31, 2016	$—	$202	$(5,954)	$210,420	$150,787	$3,929	$359,384

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands, except share data)	2017	2016
Cash flows from operating activities:
Net income	$12,391	$11,025
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	387	535
Provision for loan losses	1,385	760
Deferred income taxes	962	1,343
Net amortization of debt securities	1,310	721
Amortization of intangible assets	446	243
Mortgage loans originated for sale	(38,602)	(29,287)
Proceeds from mortgage loans sold	42,710	29,606
Gain on sale of other real estate	—	(122)
Gain on state tax credits, net	(246)	(518)
Excess tax benefit of share-based compensation	—	(783)
Share-based compensation	866	794
Valuation adjustment on other real estate	18	1
Net accretion of loan discount and indemnification asset	(1,014)	(2,249)
Changes in:
Accrued interest receivable	1,682	(398)
Accrued interest payable	156	(87)
Other assets	(1,746)	(9,303)
Other liabilities	(51,693)	1,837
Net cash (used in) provided by operating activities	(30,988)	4,118
Cash flows from investing activities:
Proceeds from JCB acquisition, net of cash purchase price	6,171	—
Net increase in loans	(57,054)	(71,324)
Proceeds from the sale of securities, available for sale	143,554	—
Proceeds from the paydown or maturity of securities, available for sale	42,223	12,894
Proceeds from the paydown or maturity of securities, held to maturity	1,180	431
Proceeds from the redemption of other investments	12,033	17,653
Proceeds from the sale of state tax credits held for sale	4,093	3,412
Proceeds from the sale of other real estate	—	671
Payments for the purchase/origination of:
Available for sale debt and equity securities	(169,842)	(17,637)
Other investments	(20,318)	(19,430)
State tax credits held for sale	(1,298)	(2,349)
Fixed assets	(247)	(505)
Net cash used in investing activities	(39,505)	(76,184)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	9,646	2,192
Net increase in interest-bearing deposit accounts	23,316	144,963
Proceeds from Federal Home Loan Bank advances	681,181	509,000
Repayments of Federal Home Loan Bank advances	(530,681)	(488,500)
Net decrease in other borrowings	(98,040)	(76,538)
Cash dividends paid on common stock	(2,579)	(1,802)
Excess tax benefit of share-based compensation	—	783
Payments for the repurchase of common stock	—	(4,211)
Issuance of common stock, net	(2,151)	(1,745)
Net cash provided by financing activities	80,692	84,142
Net increase in cash and cash equivalents	10,199	12,076
Cash and cash equivalents, beginning of period	198,802	94,157
Cash and cash equivalents, end of period	$209,001	$106,233
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,289	$3,119
Income taxes	28	14,084
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$—	$2,683
Sales of other real estate financed	—	140
Common shares issued in connection with JCB acquisition	141,729	—

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

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In 2017, the Company changed its presentation of loans on the face of the Condensed Consolidated Balance Sheets to combine originated loans with purchased loans. See Note 5 - Loans for more information. The Company adopted Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017. Among other elements, the ASU requires an entity to recognize all excess tax benefits and deficiencies related to stock-based compensation expense as income tax expense or benefit in the statements of operations. The ASU requires adjustments be reflected as of the beginning of the fiscal year of adoption and as a result, $5.2 million of previously recognized excess tax benefits were reclassified from Additional paid in capital to Retained earnings during the first quarter of 2017. The adoption resulted in a decrease to income tax expense of $1.3 million for the three months ended March 31, 2017. Excess tax benefits related to stock compensation are presented as a cash inflow from operating activities for the three months ended March 31, 2017 due to the prospective adoption of employee share-based payment guidance in 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Acquisitions

Acquisitions and business combinations are accounted for using the acquisition method of accounting.  The assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to indentifiable intangible assets.

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes an estimate of the acquisition-date fair value as part of the cost of the combination. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The results of operations of the acquired business are included in the Company's consolidated financial statements from the date of acquisition. Merger-related costs are costs the Company incurs to effect a business combination. In 2017, the Company changed its presentation of Merger related expenses as a separate component of Noninterest expenses on the Condensed

Consolidated Statements of Operations.  Merger related expenses include costs directly related to merger or acquisition activity and include legal and professional fees, system consolidation and conversion costs, and compensation costs such as severance and retention incentives for employees impacted by acquisition activity. The Company accounts for merger-related costs as expenses in the periods in which the costs are incurred and the services are received.

NOTE 2 - ACQUISITIONS

Acquisition of Jefferson County Bancshares, Inc.
On February 10, 2017, the Company closed its acquisition of 100% of Jefferson County Bancshares, Inc. ("JCB") and its wholly-owned subsidiary, Eagle Bank and Trust Company of Missouri. JCB operated 13 full service retail and commercial banking offices in the metropolitan St. Louis area and Perry County, Missouri.

JCB shareholders received, based on their election, cash consideration in an amount of $85.39 per share of JCB common stock or 2.75 shares of EFSC common stock per share of JCB common stock, subject to allocation and proration procedures. Aggregate consideration at closing was 3.3 million shares of EFSC common stock and $29.3 million cash paid to JCB shareholders and holders of JCB stock options. Based on EFSC’s closing stock price of $42.95 on February 10, 2017, the overall transaction had a value of $171.0 million, including JCB’s common stock and stock options. The Company also recognized $1.7 million and $1.4 million of merger related costs that were recorded in noninterest expense in the statement of operations for the three months ended March 31, 2017, and year ended December 31, 2016, respectively.

The acquisition of JCB has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The estimates of fair value are preliminary and subject to refinement as the Company completes its evaluation of the acquired assets and liabilities. Goodwill of $83.6 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of JCB into Enterprise. The goodwill is assigned as part of the Company's Banking reporting unit.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table presents the assets acquired and liabilities assumed of JCB as of February 10, 2017, and their preliminary estimated fair values:

(in thousands, except shares data)	As Recorded by JCB	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$35,454	$—		$35,454
Securities	148,670	—		148,670
Portfolio loans, net	685,905	(10,619)	(a)	675,286
Other real estate owned	6,762	(5,082)	(b)	1,680
Other investments	2,695	—		2,695
Fixed assets, net	21,780	(2,259)	(c)	19,521
Accrued interest receivable	2,794	—		2,794
Goodwill	7,806	(7,806)	(d)	—
Other intangible assets	25	10,028	(e)	10,053
Deferred tax assets	4,634	7,086	(f)	11,720
Other assets	19,159	—		19,159
Total assets acquired	$935,684	$(8,652)		$927,032

Liabilities assumed:
Deposits	$764,668	$629	(g)	$765,297
Other borrowings	55,430	681	(h)	56,111
Trust preferred securities	12,887	(382)	(i)	12,505
Accrued interest payable	653	—		653
Other liabilities	5,006	—		5,006
Total liabilities assumed	$838,644	$928		$839,572

Net assets acquired	$97,040	$(9,580)		$87,460

Consideration paid:
Cash				$29,283
Common stock				141,729
Total consideration paid				$171,012

Goodwill				$83,552

(a)
Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs, reclassification from other real estate owned, and elimination of the allowance for loan losses recorded by JCB. The fair value discount recorded to the loan portfolio is $24.2 million.

(b)	Fair value adjustment based on the Company’s evaluation of the acquired other real estate portfolio, and reclassification to portfolio loans.

(c)	Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)	Eliminate JCB’s recorded goodwill.

(e)	Recording of the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum of years digits method over a 10 year useful life.

(f)	Adjustment for deferred taxes at the acquisition date.

(g)	Fair value adjustment to time deposits based on current interest rates.

(h)	Fair value adjustment to the FHLB advances based on current interest rates.

(i)	Fair value adjustment based on the Company's evaluation of the trust preferred securities.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2017 and 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of JCB with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of March 31, 2017 are included in net income in the table below.

	Pro Forma
	Three months ended March 31,
(in thousands, except per share data)	2017	2016
Total revenues (net interest income plus noninterest income)	$49,598	$47,275
Net income	13,054	12,961
Diluted earnings per common share	0.55	0.55

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2017	2016
Net income as reported	$12,391	$11,025

Weighted average common shares outstanding	21,928	20,004
Additional dilutive common stock equivalents	381	229
Weighted average diluted common shares outstanding	22,309	20,233

Basic earnings per common share:	$0.57	$0.55
Diluted earnings per common share:	$0.56	$0.54

For the three months ended March 31, 2017 and 2016, there were no common stock equivalents excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	March 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$104,979	$262	$(66)	$105,175
Obligations of states and political subdivisions	34,113	762	(365)	34,510
Agency mortgage-backed securities	431,030	1,508	(3,537)	429,001
U.S Treasury bills	24,998	1	—	24,999
Total securities available for sale	$595,120	$2,533	$(3,968)	$593,685
Held to maturity securities:
Obligations of states and political subdivisions	$14,741	$33	$(99)	$14,675
Agency mortgage-backed securities	64,495	76	(629)	63,942
Total securities held to maturity	$79,236	$109	$(728)	$78,617

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$107,312	$348	$—	$107,660
Obligations of states and political subdivisions	36,486	630	(485)	36,631
Agency mortgage-backed securities	319,345	1,101	(3,940)	316,506
Total securities available for sale	$463,143	$2,079	$(4,425)	$460,797
Held to maturity securities:
Obligations of states and political subdivisions	$14,759	$11	$(242)	$14,528
Agency mortgage-backed securities	65,704	45	(638)	65,111
Total securities held to maturity	$80,463	$56	$(880)	$79,639

At March 31, 2017, and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $466.1 million and $407.3 million at March 31, 2017, and December 31, 2016, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,529	$27,563	$657	$656
Due after one year through five years	94,131	94,743	7,056	7,043
Due after five years through ten years	14,532	14,759	6,523	6,479
Due after ten years	2,900	2,620	505	497
Agency mortgage-backed securities	431,030	429,001	64,495	63,942
U.S Treasury bills	24,998	24,999	—	—
	$595,120	$593,685	$79,236	$78,617

The following table represents a summary of investment securities that had an unrealized loss:

	March 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$20,110	$66	$—	$—	$20,110	$66
Obligations of states and political subdivisions	$14,371	$152	$3,559	$312	$17,930	$464
Agency mortgage-backed securities	298,238	3,686	13,311	480	311,549	4,166
	$332,719	$3,904	$16,870	$792	$349,589	$4,696

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$21,361	$408	$3,553	$320	$24,914	$728
Agency mortgage-backed securities	267,734	4,084	12,883	493	280,617	4,577
	$289,095	$4,492	$16,436	$813	$305,531	$5,305

The unrealized losses at both March 31, 2017, and December 31, 2016, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2017, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

NOTE 5 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. These loans are accounted for using the guidance in the Accounting Standards Codification (ASC) section 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired, or PCI, loans.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for under ASC 310-30 (PCI loans) and loans not accounted for under this guidance, which includes our originated loans.

	March 31, 2017	December 31, 2016
Loans not accounted for as ASC 310-30	$3,802,681	$3,118,392
Loans accounted for as ASC 310-30	88,383	39,769
Total loans	$3,891,064	$3,158,161

The following tables refer to loans not accounted for as ASC 310-30 loans.

Below is a summary of loans by category at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Commercial and industrial	$1,773,105	$1,632,714
Real estate:
Commercial - investor owned	726,413	544,808
Commercial - owner occupied	480,281	350,148
Construction and land development	288,342	194,542
Residential	356,415	240,760
Total real estate loans	1,851,451	1,330,258
Consumer and other	179,100	156,182
Loans, before unearned loan fees	3,803,656	3,119,154
Unearned loan fees, net	(975)	(762)
Loans, including unearned loan fees	$3,802,681	$3,118,392

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment method through March 31, 2017, and at December 31, 2016, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2016	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Provision (provision reversal) for loan losses	1,835	(105)	(249)	(11)	(3)	66	1,533
Losses charged off	(133)	—	—	—	(9)	(29)	(171)
Recoveries	80	9	89	9	25	9	221
Balance at March 31, 2017	$28,778	$3,324	$2,730	$1,302	$2,036	$978	$39,148

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance March 31, 2017
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$5,047	$—	$—	$140	$—	$—	$5,187
Collectively evaluated for impairment	23,731	3,324	2,730	1,162	2,036	978	33,961
Total	$28,778	$3,324	$2,730	$1,302	$2,036	$978	$39,148
Loans - Ending balance:
Individually evaluated for impairment	$12,152	$281	$1,591	$1,575	$61	$—	$15,660
Collectively evaluated for impairment	1,760,953	726,132	478,690	286,767	356,354	178,125	3,787,021
Total	$1,773,105	$726,413	$480,281	$288,342	$356,415	$178,125	$3,802,681

Balance December 31, 2016
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,909	$—	$—	$155	$—	$—	$3,064
Collectively evaluated for impairment	24,087	3,420	2,890	1,149	2,023	932	34,501
Total	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Loans - Ending balance:
Individually evaluated for impairment	$12,523	$430	$1,854	$1,903	$62	$—	$16,772
Collectively evaluated for impairment	1,620,191	544,378	348,294	192,639	240,698	155,420	3,101,620
Total	$1,632,714	$544,808	$350,148	$194,542	$240,760	$155,420	$3,118,392

A summary of loans individually evaluated for impairment by category at March 31, 2017 and December 31, 2016, is as follows:

	March 31, 2017
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$11,930	$40	$11,963	$12,003	$5,047	$12,017
Real estate:
Commercial - investor owned	281	282	—	282	—	272
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	1,575	1,658	341	1,999	140	1,813
Residential	62	62	—	62	—	62
Consumer and other	—	—	—	—	—	—
Total	$13,848	$2,042	$12,304	$14,346	$5,187	$14,164

	December 31, 2016
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,341	$566	$11,791	$12,357	$2,909	$4,489
Real estate:
Commercial - investor owned	525	435	—	435	—	668
Commercial - owner occupied	225	231	—	231	—	227
Construction and land development	1,904	1,947	359	2,306	155	1,918
Residential	62	62	—	62	—	64
Consumer and other	—	—	—	—	—	—
Total	$15,057	$3,241	$12,150	$15,391	$3,064	$7,366

The following table presents details for past due and impaired loans:

	Three months ended March 31,
(in thousands)	2017	2016
Total interest income that would have been recognized under original terms	$315	$148
Total cash received and recognized as interest income on non-accrual loans	23	6
Total interest income recognized on impaired loans	33	6

There were no loans over 90 days past due and still accruing interest at March 31, 2017 or December 31, 2016.

The recorded investment in impaired loans by category at March 31, 2017 and December 31, 2016, is as follows:

	March 31, 2017
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$9,692	$2,311	$—	$12,003
Real estate:
Commercial - investor owned	282	—	—	282
Commercial - owner occupied	—	—	—	—
Construction and land development	1,979	20	—	1,999
Residential	62	—	—	62
Consumer and other	—	—	—	—
Total	$12,015	$2,331	$—	$14,346

	December 31, 2016
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$10,046	$2,311	$—	$12,357
Real estate:
Commercial - investor owned	435	—	—	435
Commercial - owner occupied	231	—	—	231
Construction and land development	2,286	20	—	2,306
Residential	62	—	—	62
Consumer and other	—	—	—	—
Total	$13,060	$2,331	$—	$15,391

There were no restructured loans during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the Company had $0.7 million specific reserves allocated to loans that have been restructured. There were no loans restructured that subsequently defaulted during the three months ended March 31, 2017 or 2016.

The aging of the recorded investment in past due loans by portfolio class and category at March 31, 2017 and December 31, 2016 is shown below.

	March 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$10,624	$—	$10,624	$1,762,481	$1,773,105
Real estate:
Commercial - investor owned	708	—	708	725,705	726,413
Commercial - owner occupied	529	—	529	479,752	480,281
Construction and land development	—	1,214	1,214	287,128	288,342
Residential	285	—	285	356,130	356,415
Consumer and other	2	—	2	178,123	178,125
Total	$12,148	$1,214	$13,362	$3,789,319	$3,802,681

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$334	$171	$505	$1,632,209	$1,632,714
Real estate:
Commercial - investor owned	—	175	175	544,633	544,808
Commercial - owner occupied	212	225	437	349,711	350,148
Construction and land development	355	1,528	1,883	192,659	194,542
Residential	91	—	91	240,669	240,760
Consumer and other	7	—	7	155,413	155,420
Total	$999	$2,099	$3,098	$3,115,294	$3,118,392

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

The recorded investment by risk category of the loans by portfolio class and category at March 31, 2017, which is based upon the most recent analysis performed, and December 31, 2016 is as follows:

	March 31, 2017
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,629,105	$75,946	$68,054	$—	$1,773,105
Real estate:
Commercial - investor owned	706,958	15,777	3,678	—	726,413
Commercial - owner occupied	440,319	35,505	4,457	—	480,281
Construction and land development	283,410	2,841	2,091	—	288,342
Residential	347,118	5,051	4,246	—	356,415
Consumer and other	176,340	375	1,410	—	178,125
Total	$3,583,250	$135,495	$83,936	$—	$3,802,681

	December 31, 2016
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,499,114	$57,416	$76,184	$—	$1,632,714
Real estate:
Commercial - investor owned	530,494	10,449	3,865	—	544,808
Commercial - owner occupied	306,658	39,249	4,241	—	350,148
Construction and land development	185,505	6,575	2,462	—	194,542
Residential	233,479	2,997	4,284	—	240,760
Consumer and other	153,984	—	1,436	—	155,420
Total	$2,909,234	$116,686	$92,472	$—	$3,118,392

The following tables refer to loans accounted for using ASC 310-30 (purchased credit impaired loans):

Below is a summary of PCI loans by category at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	5.84	$4,335	5.87	$3,523
Real estate:
Commercial - investor owned	7.00	42,532	6.95	8,162
Commercial - owner occupied	6.47	13,580	6.39	11,863
Construction and land development	6.18	12,914	5.80	4,365
Residential	6.06	14,943	5.64	11,792
Total real estate loans		83,969		36,182
Consumer and other	3.50	79	1.64	64
Purchased credit impaired loans		$88,383		$39,769
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at March 31, 2017 and December 31, 2016 is shown below:

	March 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$21	$21	$4,314	$4,335
Real estate:
Commercial - investor owned	—	—	—	42,532	42,532
Commercial - owner occupied	—	—	—	13,580	13,580
Construction and land development	—	—	—	12,914	12,914
Residential	403	29	432	14,511	14,943
Consumer and other	—	—	—	79	79
Total	$403	$50	$453	$87,930	$88,383

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,523	$3,523
Real estate:
Commercial - investor owned	—	—	—	8,162	8,162
Commercial - owner occupied	—	—	—	11,863	11,863
Construction and land development	—	—	—	4,365	4,365
Residential	169	51	220	11,572	11,792
Consumer and other	—	—	—	64	64
Total	$169	$51	$220	$39,549	$39,769

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the three months ended March 31, 2017 and 2016.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2016	$66,003	$18,902	$13,176	$33,925
Acquisitions	70,435	11,669	8,550	50,216
Principal reductions and interest payments	(4,310)	—	—	(4,310)
Accretion of loan discount	—	—	(1,389)	1,389
Changes in contractual and expected cash flows due to remeasurement	3,166	(307)	1,165	2,308
Reductions due to disposals	(1,341)	(345)	(264)	(732)
Balance March 31, 2017	$133,953	$29,919	$21,238	$82,796

Balance December 31, 2015	$116,689	$26,765	$25,341	$64,583
Principal reductions and interest payments	(5,965)	—	—	(5,965)
Accretion of loan discount	—	—	(1,845)	1,845
Changes in contractual and expected cash flows due to remeasurement	4,012	2,375	(1,032)	2,669
Reductions due to disposals	(12,869)	(2,127)	(1,518)	(9,224)
Balance March 31, 2016	$101,867	$27,013	$20,946	$53,908

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $119.1 million and $54.6 million as of March 31, 2017, and December 31, 2016, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2017, there were no unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2017, and December 31, 2016, are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit	$1,193,968	$1,075,170
Letters of credit	79,719	78,954

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2017, and December 31, 2016, approximately $115 million and $90 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include $0.3 million for estimated losses attributable to the unadvanced commitments at March 31, 2017, and December 31, 2016.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2017, the approximate remaining term of standby letters of credit range from 1 month to 4 years and 6 months.

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

Risk Management Instruments. At March 31, 2017, the Company has no derivative contracts used to manage risk.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Non-designated hedging instruments
Interest rate swap contracts	$153,069	$124,322	$1,449	$982	$1,449	$982
Foreign exchange forward contracts	3,954	3,034	3,954	3,034	3,954	3,034

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three months ended March 31, 2017 and 2016, the gains and losses offset each other due to the Company's hedging of the client swaps and foreign exchange contracts with other bank counterparties.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$105,175	$—	$105,175
Obligations of states and political subdivisions	—	31,417	3,093	34,510
Residential mortgage-backed securities	—	429,001	—	429,001
U.S. Treasury Bills	24,999	—	—	24,999
Total securities available for sale	$24,999	$565,593	$3,093	$593,685
State tax credits held for sale	—	—	1,458	1,458
Derivative financial instruments	—	5,403	—	5,403
Total assets	$24,999	$570,996	$4,551	$600,546

Liabilities
Derivative financial instruments	$—	$5,403	$—	$5,403
Total liabilities	$—	$5,403	$—	$5,403

	December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$107,660	$—	$107,660
Obligations of states and political subdivisions	—	33,542	3,089	36,631
Residential mortgage-backed securities	—	316,506	—	316,506
Total securities available for sale	$—	$457,708	$3,089	$460,797
State tax credits held for sale	—	—	3,585	3,585
Derivative financial instruments	—	4,016	—	4,016
Total assets	$—	$461,724	$6,674	$468,398

Liabilities
Derivative financial instruments	$—	$4,016	$—	$4,016
Total liabilities	$—	$4,016	$—	$4,016

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. U.S. Treasury Bills at March 31, 2017 were valued using Level 1 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At March 31, 2017, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
State tax credits held for sale. At March 31, 2017, of the $35.4 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $1.5 million were carried at fair value. The remaining $34.0 million of state tax credits were accounted for at cost.

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

•
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps. In addition, the Company validates the counterparty quotations with third party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets.

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of March 31, 2017 and 2016.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarters ended March 31, 2017 or 2016.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarters ended March 31, 2017 and 2016.

	Securities available for sale, at fair value
	Three months ended March 31,
(in thousands)	2017	2016
Beginning balance	$3,089	$3,077
Total gains:
Included in other comprehensive income	4	8
Purchases, sales, issuances and settlements:
Purchases	—	—
Ending balance	$3,093	$3,085

Change in unrealized gains relating to assets still held at the reporting date	$4	$8

	State tax credits held for sale
	Three months ended March 31,
(in thousands)	2017	2016
Beginning balance	$3,585	$5,941
Total gains:
Included in earnings	40	76
Purchases, sales, issuances and settlements:
Sales	(2,167)	(1,284)
Ending balance	$1,458	$4,733

Change in unrealized gains (losses) relating to assets still held at the reporting date	$(606)	$(305)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2017.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended March 31, 2017
Impaired loans	$—	$—	$—	$—	$157
Other real estate	177	—	—	177	18
Total	$177	$—	$—	$177	$175

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$73,387	$73,387	$54,288	$54,288
Federal funds sold	1,112	1,112	446	446
Interest-bearing deposits	137,197	137,197	145,048	145,048
Securities available for sale	593,685	593,685	460,797	460,797
Securities held to maturity	79,236	78,617	80,463	79,639
Other investments, at cost	24,222	24,222	14,840	14,840
Loans held for sale	5,380	5,380	9,562	9,562
Derivative financial instruments	5,403	5,403	4,016	4,016
Loans, net	3,846,439	3,852,858	3,114,752	3,125,701
State tax credits, held for sale	35,431	37,041	38,071	41,264
Accrued interest receivable	12,229	12,229	11,117	11,117

Balance sheet liabilities
Deposits	4,031,620	4,029,423	3,233,361	3,232,414
Subordinated debentures and notes	118,067	99,517	105,540	86,052
Federal Home Loan Bank advances	151,115	151,020	—	—
Other borrowings	235,052	234,964	276,980	276,905
Derivative financial instruments	5,403	5,403	4,016	4,016
Accrued interest payable	1,914	1,914	1,105	1,105

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at March 31, 2017, and December 31, 2016.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at March 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$78,617	$—	$78,617
Portfolio loans, net	—	—	3,852,858	3,852,858
State tax credits, held for sale	—	—	—	—
Financial Liabilities:
Deposits	3,425,513	—	603,910	4,029,423
Subordinated debentures and notes	—	99,517	—	99,517
Federal Home Loan Bank advances	—	151,020	—	151,020
Other borrowings	—	234,964	—	234,964

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$79,639	$—	$79,639
Portfolio loans, net	—	—	3,125,701	3,125,701
State tax credits, held for sale	—	—	37,679	37,679
Financial Liabilities:
Deposits	2,760,202	—	472,212	3,232,414
Subordinated debentures and notes	—	86,052	—	86,052
Other borrowings	—	276,905	—	276,905

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the "FASB") Accounting Standards Update (the "ASU") 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities" In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)" which shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption being permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

FASB ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment" which simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit's carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. The guidance becomes effective for testing periods beginning after January 1, 2017. The new guidance will be applied in the Company's 2017 annual impairment testing and is expected to not have an impact on the Company's consolidated financial statements.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of statements about the future performance, operations products and services of the Company and its subsidiaries. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K or within this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2017 compared to the financial condition as of December 31, 2016. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2017, compared to the same period in 2016. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2016.

Executive Summary

The Company closed its acquisition of Jefferson County Bancshares, Inc. (JCB) on February 10, 2017.  The results of operations of JCB are included in our consolidated results since this date.  The following table indicates a summary of the acquired assets and liabilities at fair value, which estimates are preliminary and subject to refinement as the company completes its evaluation of acquired assets and liabilities:

(in thousands)
Assets acquired:
Cash and cash equivalents	$35,454
Securities	148,670
Portfolio loans, net	675,286
Other real estate owned	1,680
Other investments	2,695
Fixed assets, net	19,521
Accrued interest receivable	2,794
Other intangible assets	10,053
Deferred tax assets	11,720
Other assets	19,159
Total assets acquired	$927,032

Liabilities assumed:
Deposits	$765,297
Other borrowings	56,111
Trust preferred securities	12,505
Accrued interest payable	653
Other liabilities	5,006
Total liabilities assumed	$839,572

Net assets acquired	$87,460

Consideration paid:
Cash	$29,283
Common stock	141,729
Total consideration paid	$171,012

Goodwill	$83,552

Below are highlights of our financial performance for the quarter ended March 31, 2017, as compared to the linked quarter ended December 31, 2016, and prior year quarter ended March 31, 2016.

(in thousands, except per share data)	For the Three Months ended and At
	March 31, 2017	December 31, 2016	March 31, 2016
EARNINGS
Total interest income	$43,740	$39,438	$35,460
Total interest expense	5,098	3,984	3,032
Net interest income	38,642	35,454	32,428
Provision for portfolio loans	1,533	964	833
Provision reversal for PCI loans	(148)	(343)	(73)
Net interest income after provision for loan losses	37,257	34,833	31,668
Total noninterest income	6,976	9,029	6,005
Total noninterest expense	26,736	23,181	20,762
Income before income tax expense	17,497	20,681	16,911
Income tax expense	5,106	7,053	5,886
Net income	$12,391	$13,628	$11,025

Basic earnings per share	$0.57	$0.68	$0.55
Diluted earnings per share	0.56	0.67	0.54

Return on average assets	1.10%	1.36%	1.22%
Return on average common equity	10.65%	14.04%	12.46%
Return on average tangible common equity	12.96%	15.33%	13.74%
Net interest margin (fully tax equivalent)	3.73%	3.79%	3.87%
Efficiency ratio	58.61%	52.11%	54.02%

ASSET QUALITY (1)
Net charge-offs (recoveries)	$(56)	$897	$(99)
Nonperforming loans	13,847	14,905	9,513
Classified assets	86,879	93,452	73,194
Nonperforming loans to portfolio loans	0.36%	0.48%	0.34%
Nonperforming assets to total assets (1)(2)	0.33%	0.39%	0.52%
Allowance for loan losses to portfolio loans	1.02%	1.20%	1.21%
Net charge-offs (recoveries) to average loans (annualized)	(0.01)%	0.12%	(0.01)%

(1) Excludes non-core acquired loans and related assets, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in Nonperforming assets beginning with the period ended December 31, 2015 due to termination of FDIC loss share agreements.

Below are highlights of the Company's Core performance measures, which we believe are important measures of financial performance, but are non-GAAP measures. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans, Gain or loss on the sale of other real estate from non-core acquired loans, and expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of Core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Three Months ended
(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
CORE PERFORMANCE MEASURES (1)
Net interest income	$37,567	$32,175	$29,594
Provision for portfolio loans	1,533	964	833
Noninterest income	6,976	7,849	6,005
Noninterest expense	24,946	21,094	20,435
Income before income tax expense	18,064	17,966	14,331
Income tax expense	4,916	6,021	4,897
Net income	$13,148	$11,945	$9,434

Earnings per share	$0.59	$0.59	$0.47
Return on average assets	1.17%	1.19%	1.04%
Return on average common equity	11.29%	12.31%	10.66%
Return on average tangible common equity	13.75%	13.44%	11.76%
Net interest margin (fully tax equivalent)	3.63%	3.44%	3.54%
Efficiency ratio	56.01%	52.70%	57.40%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, the Company noted the following trends:

•
The Company reported net income of $12.4 million, or $0.56 per share, for the three months ended March 31, 2017, compared to $11.0 million, or $0.54 per share, for the same period in 2016. The 12% increase in net income was largely due to an increase in net interest income from core deposit-funded portfolio loan growth and growth in noninterest income.

•
On a core basis[1], net income was $13.1 million, or $0.59 per share, for the three months ended March 31, 2017, compared to $9.4 million, or $0.47 per share, in the prior year period. The diluted earnings per share increase of $0.12 was primarily due to higher levels of core net interest income from continued growth in earning asset balances combined with nine basis points of core net interest margin expansion. The earnings per share contribution from this growth was partially offset by a higher provision for portfolio loan losses.

•	Net interest income for the first three months of 2017 increased $6.2 million or 19%, from the prior year period due to strong portfolio loan growth and the acquisition of JCB.

•
Net interest margin for the first three months of 2017 decreased 14 basis points to 3.73% when compared to the prior year period due to charges of incremental accretion of non-core acquired loans, as those results vary due to prepayment activity. Core net interest margin1, for the first three months of 2017, defined as Net interest margin (fully tax equivalent), including contractual interest on non-core acquired loans, but excluding the incremental accretion on these loans, increased nine basis points from the prior year primarily due to core deposit-funded portfolio loan growth improving the earning asset mix, combined with increased yield on portfolio loans out-pacing the increase to borrowing costs.

•
Noninterest income for the first three months of 2017 increased $1.0 million, or 16%, compared to the prior year period largely due to an overall increase in service charges on deposit accounts and increased wealth management revenue. Additionally, JCB added $0.7 million of fee income during the first quarter of 2017.

•
Noninterest expenses were $26.7 million for the quarter ended March 31, 2017, compared to $20.8 million for the quarter ended March 31, 2016. Noninterest expenses for the quarter included $1.7 million of merger related expenses. Core noninterest expenses[1] were $24.9 million for the quarter ended March 31, 2017, compared to $20.4 million for the prior year period.

Balance sheet highlights:

•
Loans – Portfolio loans increased to $3.9 billion at March 31, 2017, increasing $735 million when compared to the linked quarter. Excluding the acquisition of JCB, portfolio loans organically grew by $56.1 million, or 7% annualized, in the first quarter of 2017. On a year over year basis, portfolio loans increased $1.0 billion of which $322 million was organic loan growth and $678 million was from the acquisition of JCB. The Company expects continued loan growth, excluding the acquisition of JCB, at or above 10% for 2017. See Item 1, Note 5 – Portfolio Loans for more information.

•
Deposits – Total deposits at March 31, 2017 were $4.0 billion, an increase of $798 million, or 25% from December 31, 2016, and $1.1 billion, or 38%, from March 31, 2016. $774 million of the increase in both periods is attributed to the acquisition of JCB. Core deposits, defined as total deposits excluding time deposits, were $3.4 billion at March 31, 2017, an increase of $665 million, or 24% from the linked quarter, and $955 million, or 39%, when compared to the prior year period. The overall positive trends in deposits reflect continued progress across our business lines, $774 million of core deposits from JCB, and some seasonality.

•
Asset quality – Nonperforming loans were $13.8 million at March 31, 2017, compared to $14.9 million at December 31, 2016. Nonperforming loans represented 0.36% of portfolio loans at March 31, 2017 versus 0.33% at December 31, 2016. There were no portfolio loans that were over 90 days delinquent and still accruing at March 31, 2017 or December 31, 2016.

Provision for portfolio loan losses was $1.5 million for the three months ended March 31, 2017, compared to $0.8 million for the three months ended March 31, 2016. See Item 1, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
Non-core acquired loans were those acquired from the FDIC and were previously covered by shared-loss agreements. These loans continue to be accounted for as purchased credit impaired loans. Approximately $50 million of loans acquired from JCB's portfolio are also accounted for as purchased credit impaired loans. However, all loans acquired from JCB are included in portfolio loans. The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
	2017			2016
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$3,466,637	$37,827	4.43%	$2,741,188	$28,310	4.15%
Tax-exempt portfolio loans (2)	44,820	693	6.27	40,832	660	6.50
Non-core acquired loans	39,287	1,670	17.24	69,031	3,891	22.67
Total loans	3,550,744	40,190	4.59	2,851,051	32,861	4.64
Taxable investments in debt and equity securities	580,600	3,298	2.30	465,291	2,459	2.13
Non-taxable investments in debt and equity securities (2)	56,626	622	4.45	49,396	538	4.38
Short-term investments	71,228	130	0.74	48,054	61	0.51
Total securities and short-term investments	708,454	4,050	2.32	562,741	3,058	2.19
Total interest-earning assets	4,259,198	44,240	4.21	3,413,792	35,919	4.23
Noninterest-earning assets:
Cash and due from banks	75,226			54,996
Other assets	283,448			216,366
Allowance for loan losses	(44,284)			(43,846)
Total assets	$4,573,588			$3,641,308

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$765,405	$675	0.36%	$551,684	$306	0.22%
Money market accounts	1,193,350	1,493	0.51	1,064,616	1,006	0.38
Savings	154,348	82	0.22	96,067	60	0.25
Certificates of deposit	548,705	1,215	0.90	384,092	1,019	1.07
Total interest-bearing deposits	2,661,808	3,465	0.53	2,096,459	2,391	0.46
Subordinated debentures	112,497	1,164	4.19	56,807	348	2.46
Other borrowed funds	390,944	469	0.49	382,448	293	0.31
Total interest-bearing liabilities	3,165,249	5,098	0.65	2,535,714	3,032	0.48
Noninterest bearing liabilities:
Demand deposits	906,951			714,750
Other liabilities	29,311			34,864
Total liabilities	4,101,511			3,285,328
Shareholders' equity	472,077			355,980
Total liabilities & shareholders' equity	$4,573,588			$3,641,308
Net interest income		$39,142			$32,887
Net interest spread			3.56%			3.75%
Net interest margin			3.73%			3.87%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.8 million and $0.4 million for the three months ended March 31, 2017 and 2016 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38.0% tax rate in 2017 and 2016. The tax-equivalent adjustments were $0.5 million and $0.5 million for the three months ended March 31, 2017 and 2016.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2017 compared to 2016
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$7,632	$1,885	$9,517
Tax-exempt portfolio loans (3)	58	(25)	33
Non-core acquired loans	(1,428)	(793)	(2,221)
Taxable investments in debt and equity securities	627	212	839
Non-taxable investments in debt and equity securities (3)	75	9	84
Short-term investments	36	33	69
Total interest-earning assets	$7,000	$1,321	$8,321

Interest paid on:
Interest-bearing transaction accounts	$145	$224	$369
Money market accounts	130	357	487
Savings	31	(9)	22
Certificates of deposit	377	(181)	196
Subordinated debentures	476	340	816
Borrowed funds	6	170	176
Total interest-bearing liabilities	1,165	901	2,066
Net interest income	$5,835	$420	$6,255
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

Net interest income (on a tax equivalent basis) was $39.1 million for the three months ended March 31, 2017, compared to $32.9 million for the same period of 2016, an increase of $6.3 million, or 19%. Total interest income increased $8.3 million and total interest expense increased $2.1 million. The tax-equivalent net interest margin was 3.73% for the first quarter of 2017, compared to 3.79% for the fourth quarter of 2016, and 3.87% in the first quarter of 2016, and combined with portfolio loan growth, supported the $8.3 million increase in interest income. The yield on taxable portfolio loans increased 28 basis points from the prior year period to 4.43% for the three months ended March 31, 2017. The increase was due to the impact of interest rate increases and improved earning asset mix which increased yields on variable rate loans. The run-off of higher yielding non-core acquired loans continues to negatively impact net interest margin and resulted in a $2.2 million decrease in interest income for the three months ended March 31, 2017.

Core net interest margin expanded nine basis points from the prior year quarter to 3.63%, primarily due to loan growth, core-deposit funded portfolio loan growth, combined with the aforementioned increase in the yield on portfolio loans. Core net interest margin also increased modestly from JCB purchase accounting adjustments. The Company continues to manage its balance sheet to grow core net interest income and expects to increase or maintain core net interest margin over the coming quarters; however, pressure on funding costs could negate the expected trends in core net interest margin.

Non-Core Acquired Assets Contribution
The following table illustrates the non-core contribution of non-core acquired loans and related assets for the periods indicated.

	For the Three Months ended
(in thousands)	March 31, 2017	March 31, 2016
Accelerated cash flows and other incremental accretion	$1,075	$2,834
Provision reversal for non-core acquired loan losses	148	73
Other expenses	(123)	(327)
Non-core acquired assets income before income tax expense	$1,100	$2,580

Accelerated cash flows and other incremental accretion consists of the interest income on non-core acquired loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At March 31, 2017, the remaining accretable yield on the remaining non-core acquired portfolio was estimated to be $13 million and the non-accretable difference was approximately $18 million. Accelerated cash flows and other incremental accretion from these was $1.1 million for the three months ended March 31, 2017, and $2.8 million for the same period in 2016. The Company estimates 2017 income from accelerated cash flows and other incremental accretion to be between $5 million and $7 million.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended March 31,
(in thousands)	2017	2016	Increase (decrease)
Service charges on deposit accounts	$2,510	$2,043	$467	23%
Wealth management revenue	1,833	1,662	171	10%
Other service charges and fee income	1,280	868	412	47%
Gain on state tax credits, net	246	518	(272)	(53)%
Gain on sale of other real estate - core	—	122	(122)	(100)%
Miscellaneous income - core	1,107	792	315	40%
Core noninterest income (1)	6,976	6,005	971	16%
Total noninterest income	$6,976	$6,005	$971	16%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $1.0 million, or 16% in the first three months of 2017 compared to the first three months of 2016, largely from an increase in service charges on deposit accounts. Core noninterest income1 grew 16% in the first three months of 2017 due primarily to the JCB acquisition including an increase in service charges on deposit accounts, and fee income from card products, when compared to the first three months of 2016. The JCB contribution totaled $0.7 million for the three months ended March 31, 2017.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended March 31,
(in thousands)	2017	2016	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$16,016	$12,465	$3,551	28%
Occupancy - core	1,929	1,657	272	16%
Data processing - core	1,688	1,089	599	55%
FDIC and other insurance	975	723	252	35%
Professional fees - core	1,362	684	678	99%
Loan, legal and other real estate expense - core	222	254	(32)	(13)%
Other - core	2,754	3,563	(809)	(23)%
Core noninterest expense (1)	24,946	20,435	4,511	22%
Merger related expenses	1,666	—	1,666	—%
Other expenses related to non-core acquired loans	124	327	(203)	(62)%
Total noninterest expense	$26,736	$20,762	$5,974	29%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $26.7 million for the three months ended March 31, 2017, compared to $20.8 million for the three months ended March 31, 2016. The increase was primarily due to an increase in Employee compensation and benefits from investments in revenue producing personnel and the acquisition of JCB. Core noninterest expenses1 increased $4.5 million to $24.9 million for the three months ended March 31, 2017, from $20.4 million for the prior year period of which $3.0 million was due to the acquisition of JCB.

The Company's Core efficiency ratio1 improved to 56.0% for the three months ended March 31, 2017 from 57.4% for the prior year, and reflects overall expense management and revenue growth trends mitigated by the acquisition of JCB. The Company expects to achieve additional cost savings from the JCB transaction throughout 2017 and expects to continue to leverage its expense base. The Company anticipates core expenses, which exclude merger related costs, to be between $25 and $28 million per quarter for the rest of 2017. Core efficiency ratio is a non-GAAP measure. A reconciliation of Core efficiency ratio has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

Income Taxes

The Company's income tax expense for the three months ended March 31, 2017, which includes both federal and state taxes, was $5.1 million compared to $5.9 million for the same period of 2016. The combined federal and state effective income tax rate for the three months ended March 31, 2017 was 29.2%, compared to 34.8% for the same period in 2016. The decrease in the effective tax rate over the prior year period was caused by a change in accounting guidance that requires recording excess tax benefits on equity compensation awards to the income statement.

Summary Balance Sheet

	March 31, 2017
(in thousands)	JCB	Legacy Enterprise	Consolidated	December 31, 2016	Increase (decrease)
Total cash and cash equivalents	$35,454	$173,547	$209,001	$198,802	10,199	5.1%
Securities	148,670	524,251	672,921	541,260	131,661	24.3%
Loans	678,409	3,212,655	3,891,064	3,158,161	732,903	23.2%
Non-core acquired loans	—	38,092	38,092	39,769	(1,677)	(4.2)%
Total assets	927,032	4,179,194	5,106,226	4,081,328	1,024,898	25.1%
Deposits	765,297	3,266,323	4,031,620	3,233,361	798,259	24.7%
Total liabilities	839,572	3,728,733	4,568,305	3,694,230	874,075	23.7%
Total shareholders' equity	178,510	359,411	537,921	387,098	150,823	39.0%

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

(in thousands)	March 31, 2017	December 31, 2016	Increase (decrease)
Commercial and industrial	$1,773,864	$1,632,714	$141,150	8.6%
Commercial real estate - investor owned	761,100	544,808	216,292	39.7%
Commercial real estate - owner occupied	482,379	350,148	132,231	37.8%
Construction and land development	297,165	194,542	102,623	52.8%
Residential real estate	360,312	240,760	119,552	49.7%
Consumer and other	178,152	155,420	22,732	14.6%
Portfolio loans	3,852,972	3,118,392	734,580	23.6%
Non-core acquired loans	38,092	39,769	(1,677)	(4.2)%
Total loans	$3,891,064	$3,158,161	$732,903	23.2%

Portfolio loans grew by $734.6 million, to $3.9 billion at March 31, 2017, when compared to December 31, 2016. Non-core acquired loans totaled $38.1 million at March 31, 2017, a decrease of $1.7 million, or 4%, from December 31, 2016, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates portfolio loan growth with selected specialized lending detail:

	At the Quarter ended
	March 31, 2017
(in thousands)	JCB	Legacy Enterprise	Consolidated	Dec 31, 2016	Increase (decrease)
Enterprise value lending	$—	$429,957	$429,957	$388,798	$41,159	10.6%
C&I - general	79,021	810,781	889,802	794,451	95,351	12.0%
Life insurance premium financing	—	312,335	312,335	305,779	6,556	2.1%
Tax credits	—	141,770	141,770	143,686	(1,916)	(1.3)%
CRE, Construction, and land development	465,736	1,074,909	1,540,645	1,089,498	451,147	41.4%
Residential	121,232	239,080	360,312	240,760	119,552	49.7%
Other	12,420	165,731	178,151	155,420	22,731	14.6%
Portfolio loans	$678,409	$3,174,563	$3,852,972	$3,118,392	$734,580	23.6%

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

	Three months ended March 31,
(in thousands)	2017	2016
Allowance at beginning of period, for loans	$37,565	$33,441
Loans charged off:
Commercial and industrial	(133)	(68)
Real estate:
Commercial	—
Construction and land development	—	—
Residential	(9)	—
Consumer and other	(29)	(5)
Total loans charged off	(171)	(73)
Recoveries of loans previously charged off:
Commercial and industrial	80	53
Real estate:
Commercial	98	75
Construction and land development	9	6
Residential	25	34
Consumer and other	9	4
Total recoveries of loans	221	172
Net loan charge-offs	50	99
Provision for loan losses	1,533	833
Allowance at end of period, for portfolio loans	$39,148	$34,373

Allowance at beginning of period, for purchased credit impaired loans	$5,844	$10,175
Loans charged off	—	(488)
Other	(219)	(45)
Net loan charge-offs	(219)	(533)
Provision reversal for PCI loan losses	(148)	(73)
Allowance at end of period, for purchased credit impaired loans	$5,477	$9,569

Total allowance at end of period	$44,625	$43,942

Portfolio loans, average (1)	$3,511,457	$2,777,456
Portfolio loans, ending (1)	3,852,972	2,769,139
Net charge-offs to average portfolio loans	(0.01)%	(0.01)%
Allowance for portfolio loan losses to loans	1.02%	1.21%

(1) Excludes PCI loans.

The provision for loan losses on portfolio loans for the three months ended March 31, 2017 was $1.5 million, compared to $0.8 million for the comparable 2016 period. The provision for loan losses for the three month period ended March 31, 2017 is reflective of growth in the portfolio as well as reflecting additional reserves on loans evaluated individually for impairment.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. There was $0.1 million of provision reversal for loan losses on PCI loans for the three months ended March 31, 2017, compared to provision reversal of $0.1 million for the comparable 2016 period.

The allowance for loan losses on portfolio loans was 1.02% (1.23% excluding loans acquired from JCB) of portfolio loans at March 31, 2017 compared to 1.21% at March 31, 2016. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Non-accrual loans	$11,527	$12,585	$9,226
Restructured loans	2,320	2,320	287
Total nonperforming loans (1)	13,847	14,905	9,513
Other real estate from originated loans	2,685	740	2,813
Other real estate from acquired loans	240	240	7,067
Total nonperforming assets (1) (2)	$16,772	$15,885	$19,393

Total assets	$5,106,226	$4,081,328	$3,709,905
Loans (1)	3,891,064	3,158,161	2,832,616
Portfolio loans plus other real estate	3,893,989	3,159,141	2,842,496
Nonperforming loans to portfolio loans (1)	0.36%	0.47%	0.34%
Nonperforming assets to total loans plus other real estate (1) (2)	0.43	0.50	0.68
Nonperforming assets to total assets (1) (2)	0.33	0.39	0.52
Allowance for loans to nonperforming loans (1)	283%	252%	361%

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

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Commercial and industrial	$11,930	$12,284	$5,209
Commercial real estate	281	655	973
Construction and land development	1,575	1,904	2,652
Residential real estate	61	62	679
Consumer and other	—	—	—
Total	$13,847	$14,905	$9,513

The following table summarizes the changes in nonperforming loans:

	Three months ended March 31,
(in thousands)	2017	2016
Nonperforming loans beginning of period	$14,905	$9,100
Additions to nonaccrual loans	291	2,933
Charge-offs	(141)	(35)
Other principal reductions	(925)	(2,202)
Moved to other real estate	(283)	(283)
Nonperforming loans end of period	$13,847	$9,513

Other real estate
Other real estate at March 31, 2017, was $2.9 million, compared to $9.9 million at March 31, 2016.

The following table summarizes the changes in Other real estate:

	Three months ended March 31,
(in thousands)	2017	2016
Other real estate beginning of period	$980	$8,366
Additions and expenses capitalized to prepare property for sale	1,963	2,203
Writedowns in value	(18)	—
Sales	—	(689)
Other real estate end of period	$2,925	$9,880

Writedowns in fair value are recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $4.6 billion at March 31, 2017, compared to $3.7 billion at December 31, 2016. The increase in liabilities was largely due to a $798 million increase in total deposits, offset by a decrease of $80 million in other borrowings.

Deposits

	March 31, 2017
(in thousands)	JCB	Legacy Enterprise	Consolidated	December 31, 2016	Increase (decrease)
Demand deposits	$168,775	$868,226	$1,037,001	$866,756	170,245	19.6%
Interest-bearing transaction accounts	96,207	748,568	844,775	731,539	113,236	15.5%
Money market accounts	292,845	1,061,589	1,354,434	1,050,472	303,962	28.9%
Savings	78,155	111,148	189,303	111,435	77,868	69.9%
Certificates of deposit:
Brokered	—	145,436	145,436	117,145	28,291	24.2%
Other	138,012	322,659	460,671	356,014	104,657	29.4%
Total deposits	$773,994	$3,257,626	$4,031,620	$3,233,361	798,259	24.7%

Non-time deposits / total deposits	82%	86%	85%	85%
Demand deposits / total deposits	22%	27%	26%	27%

Total deposits at March 31, 2017 were $4.0 billion, an increase of $798 million, or 25%, from December 31, 2016, primarily from the acquisition of JCB. The composition of our noninterest bearing deposits remained relatively stable at 26% of total deposits at March 31, 2017 compared to 27% at December 31, 2016.

Shareholders' Equity

Shareholders' equity totaled $538 million at March 31, 2017, an increase of $150.8 million from December 31, 2016. Significant activity during the three months ended March 31, 2017 was as follows:

•	Issuance of 3.3 million shares common stock for the JCB acquisition of $141.7 million

•	Net income of $12.4 million,

•	Dividends paid on common shares of $2.6 million.

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

The Company has an effective shelf registration statement on Form S-3 registering up to $100 million of common stock, preferred stock, debt securities, and various other securities, including combinations of such securities. The Company's ability to offer securities pursuant to the registration statement depends on market conditions and the Company's continuing eligibility to use the Form S-3 under rules of the SEC.

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

The Company has a senior unsecured revolving credit agreement (the "Revolving Agreement") with another bank allowing for borrowings up to $20 million which is renewed through February 2018.  The proceeds can be used for general corporate purposes.  The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.  As of March 31, 2017, there were no outstanding balances under the Revolving Agreement.

As of March 31, 2017, the Company had $69.3 million of outstanding subordinated debentures as part of ten Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2017 the Bank has borrowing capacity of $290.7 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $911.4 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with five correspondent banks totaling $60.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $593.7 million of the securities available for sale at March 31, 2017, $466.1 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $127.6 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.3 billion in unused commitments as of March 31, 2017. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of March 31, 2017, and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2017. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	March 31, 2017	December 31, 2016	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.76%	13.48%	10.00%
Tier 1 capital to risk-weighted assets	10.69%	10.99%	8.00%
Common equity tier 1 capital to risk-weighted assets	9.20%	9.52%	6.50%
Leverage ratio (Tier 1 capital to average assets)	10.94%	10.42%	5.00%
Tangible common equity to tangible assets[1]	8.28%	8.76%	N/A
Tier 1 capital	$487,037	$412,865
Total risk-based capital	581,737	506,349

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
The Company considers its Core performance measures presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans and related income and expenses, the impact of certain non-comparable items, and the Company's operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude the Change in FDIC receivable, Gain or loss on sale of other real estate from non-core acquired loans, and expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. The Company believes that the tangible common equity ratio provides useful information to investors about the Company's capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.
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

Core Performance Measures

	For the Three Months ended
(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Net interest income	$38,642	$35,454	$32,428
Less: Incremental accretion income	1,075	3,279	2,834
Core net interest income	37,567	32,175	29,594

Total noninterest income	6,976	9,029	6,005
Less: Gain (loss) on sale of other real estate from non-core acquired loans	—	1,085	—
Less: Other income from non-core acquired assets	—	95	—
Core noninterest income	6,976	7,849	6,005

Total core revenue	44,543	40,024	35,599

Provision for portfolio loans	1,533	964	833

Total noninterest expense	26,736	23,181	20,762
Less: Other expenses related to non-core acquired loans	123	172	327
Less: Merger related expenses	1,667	1,084	—
Less: Facilities disposal charge	—	1,040	—
Less: Other non-core expenses	—	(209)	—
Core noninterest expense	24,946	21,094	20,435

Core income before income tax expense	18,064	17,966	14,331

Total income tax expense	5,106	7,053	5,886
Less: Non-core income tax expense[1]	190	1,032	989
Core income tax expense	4,916	6,021	4,897
Core net income	$13,148	$11,945	$9,434

Core diluted earnings per share	$0.59	$0.59	$0.47
Core return on average assets	1.17%	1.19%	1.04%
Core return on average common equity	11.29%	12.31%	10.66%
Core return on average tangible common equity	13.75%	13.44%	11.76%
Core efficiency ratio	56.01%	52.70%	57.40%

[1]Non-core income tax expense calculated at 38% of non-core pretax income plus an estimate of taxes payable related to non-deductible JCB acquisition costs.

Net Interest Margin to Core Net Interest Margin (fully tax equivalent)

	Three months ended March 31,
(in thousands)	2017	2016
Net interest income	$39,147	$32,887
Less: Incremental accretion income	1,075	2,834
Core net interest income	$38,072	$30,053

Average earning assets	$4,259,198	$3,413,792
Reported net interest margin	3.73%	3.87%
Core net interest margin	3.63%	3.54%

Tangible common equity ratio

(in thousands)	March 31, 2017	December 31, 2016
Total shareholders' equity	$537,921	$387,098
Less: Goodwill	113,886	30,334
Less: Intangible assets	11,758	2,151
Tangible common equity	$412,277	$354,613

Total assets	$5,106,226	$4,081,328
Less: Goodwill	113,886	30,334
Less: Intangible assets	11,758	2,151
Tangible assets	$4,980,582	$4,048,843

Tangible common equity to tangible assets	8.28%	8.76%

Regulatory Capital to Risk-Weighted Assets

(in thousands)	March 31, 2017	December 31, 2016
Total shareholders' equity	$537,921	$387,098
Less: Goodwill	113,886	30,334
Less: Intangible assets, net of deferred tax liabilities	5,832	800
Less: Unrealized gains	(1,174)	(1,741)
Plus: Other	12	24
Tier 1 capital	419,389	357,729
Plus: Qualifying trust preferred securities	67,600	55,100
Plus: Other	48	36
Tier 1 capital	487,037	412,865
Plus: Tier 2 capital	94,700	93,484
Total risk-based capital	581,737	506,349

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$4,557,860	$3,757,161

Common equity tier 1 to risk-weighted assets	9.20%	9.52%
Tier 1 capital to risk-weighted assets	10.69%	10.99%
Total risk-based capital to risk-weighted assets	12.76%	13.48%

Critical Accounting Policies

The impact and any associated risks related to the Company's critical accounting policies on business operations are described throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see below under caption Acquisitions, as well as, the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Acquisitions

Acquisitions and Business Combinations are accounted for using the acquisition method of accounting.  The assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to indentifiable intangible assets.

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes an estimate of the acquisition-date fair value as part of the cost of the combination. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The results of operations of the acquired business are included in the Company's consolidated financial statements from the respective date of acquisition.  Merger-related costs are costs the Company incurs to effect a business combination. In 2017, the Company changed its presentation of Merger related expenses as a separate component of Noninterest expenses on the Condensed Consolidated Statements of Operations.  Merger related expenses include costs directly related to merger or acquisition activity and include legal and professional fees, system consolidation and conversion costs, and compensation costs such as severance and retention incentives for employees impacted by acquisition activity. The Company accounts for merger-related costs as expenses in the periods in which the costs are incurred and the services are received.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	6.3%
+ 200 bp	4.3%
+ 100 bp	2.1%
- 100 bp	-6.6%

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2017. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2017.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017 through January 31, 2017	—	$—	—	1,814,282
February 1, 2017 through February 28, 2017	1,098	45.55	—	1,814,282
March 1, 2017 through March 31, 2017	—	—	—	1,814,282
Total	1,098	$45.55	—

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at March 31, 2017 and December 31, 2016; (ii) Consolidated Statement of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of April 28, 2017.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer