Form 10-Q
period 2017-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2017-07-31
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2017.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of July 26, 2017, the Registrant had 23,462,997 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$77,815	$54,288
Federal funds sold	912	446
Interest-bearing deposits (including $2,574 and $675 pledged as collateral)	39,037	144,068
Total cash and cash equivalents	117,764	198,802
Interest-bearing deposits greater than 90 days	1,470	980
Securities available for sale	623,857	460,797
Securities held to maturity	77,641	80,463
Loans held for sale	4,285	9,562
Loans	3,894,770	3,158,161
Less: Allowance for loan losses	41,799	43,409
Total loans, net	3,852,971	3,114,752
Other real estate	529	980
Other investments, at cost	26,477	14,840
Fixed assets, net	33,987	14,910
Accrued interest receivable	11,923	11,117
State tax credits held for sale (including $1,274 and $3,585 carried at fair value)	35,247	38,071
Goodwill	116,186	30,334
Intangible assets, net	12,458	2,151
Other assets	123,901	103,569
Total assets	$5,038,696	$4,081,328

Liabilities and Shareholders' Equity
Demand deposits	$1,019,064	$866,756
Interest-bearing transaction accounts	803,104	731,539
Money market accounts	1,306,051	1,050,472
Savings	199,950	111,435
Certificates of deposit:
Brokered	133,606	117,145
Other	459,476	356,014
Total deposits	3,921,251	3,233,361
Subordinated debentures and notes (net of debt issuance cost of $1,201 and $1,267)	118,080	105,540
Federal Home Loan Bank advances	200,992	—
Other borrowings	217,180	276,980
Accrued interest payable	1,459	1,105
Other liabilities	30,981	77,244
Total liabilities	4,489,943	3,694,230

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,746,748 and 20,306,353 shares issued	237	203
Treasury stock, at cost; 261,718 shares	(6,632)	(6,632)
Additional paid in capital	348,217	213,078
Retained earnings	206,602	182,190
Accumulated other comprehensive income (loss)	329	(1,741)
Total shareholders' equity	548,753	387,098
Total liabilities and shareholders' equity	$5,038,696	$4,081,328
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$47,307	$34,183	$87,233	$66,791
Interest on debt securities:
Taxable	3,585	2,397	6,815	4,784
Nontaxable	304	328	690	660
Interest on interest-bearing deposits	234	58	364	119
Dividends on equity securities	112	67	180	139
Total interest income	51,542	37,033	95,282	72,493
Interest expense:
Interest-bearing transaction accounts	523	329	1,198	635
Money market accounts	1,938	1,013	3,431	2,019
Savings accounts	125	63	207	123
Certificates of deposit	1,373	1,183	2,588	2,202
Subordinated debentures and notes	1,288	361	2,452	709
Federal Home Loan Bank advances	522	191	852	373
Notes payable and other borrowings	140	110	279	221
Total interest expense	5,909	3,250	11,007	6,282
Net interest income	45,633	33,783	84,275	66,211
Provision for portfolio loan losses	3,623	716	5,156	1,549
Provision reversal for purchased credit impaired loan losses	(207)	(336)	(355)	(409)
Net interest income after provision for loan losses	42,217	33,403	79,474	65,071
Noninterest income:
Service charges on deposit accounts	2,816	2,188	5,326	4,231
Wealth management revenue	2,054	1,644	3,887	3,306
Other service charges and fee income	1,661	952	2,941	1,820
Gain on sale of other real estate	17	706	17	828
Gain on state tax credits, net	9	153	255	671
Miscellaneous income	1,377	1,406	2,484	2,198
Total noninterest income	7,934	7,049	14,910	13,054
Noninterest expense:
Employee compensation and benefits	15,798	12,660	31,006	25,307
Occupancy	2,265	1,609	4,194	3,292
Data processing	1,806	1,187	3,439	2,291
Professional fees	1,079	719	1,916	1,403
FDIC and other insurance	650	738	1,474	1,461
Loan legal and other real estate expense	613	353	958	710
Merger related expenses	4,480	—	6,147	—
Other	5,960	4,087	10,253	7,651
Total noninterest expense	32,651	21,353	59,387	42,115

Income before income tax expense	17,500	19,099	34,997	36,010
Income tax expense	5,545	6,747	10,651	12,633
Net income	$11,955	$12,352	$24,346	$23,377

Earnings per common share
Basic	$0.51	$0.62	$1.07	$1.17
Diluted	0.50	0.61	1.06	1.16
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$11,955	$12,352	$24,346	$23,377
Other comprehensive income, net of tax:
Unrealized gains on investment securities arising during the period, net of income tax expense for three months of $921 and $986, and for six months of $1,268 and $3,290, respectively	1,502	1,588	2,070	5,299
Total other comprehensive income	1,502	1,588	2,070	5,299
Total comprehensive income	$13,457	$13,940	$26,416	$28,676

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2016	$—	$203	$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	—	—	—	—	24,346	—	24,346
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	2,070	2,070
Total comprehensive income	—	—	—	—	24,346	2,070	26,416
Cash dividends paid on common shares, $0.22 per share	—	—	—	—	(5,163)	—	(5,163)
Issuance under equity compensation plans, 140,531 shares, net	—	1	—	(2,904)	—	—	(2,903)
Share-based compensation	—	—	—	1,576	—	—	1,576
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc.	—	33	—	141,696	—	—	141,729
Reclassification for the adoption of ASU 2016-09	—	—	—	(5,229)	5,229	—	—
Balance June 30, 2017	$—	$237	$(6,632)	$348,217	$206,602	$329	$548,753

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2015	$—	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	—	—	—	—	23,377	—	23,377
Other comprehensive income	—	—	—	—	—	5,299	5,299
Cash dividends paid on common shares, $0.19 per share	—	—	—	—	(3,804)	—	(3,804)
Repurchase of common shares	—	—	(4,711)	—	—	—	(4,711)
Issuance under equity compensation plans, 141,116 shares, net	—	1	—	(1,812)	—	—	(1,811)
Share-based compensation	—	—	—	1,626	—	—	1,626
Excess tax benefit related to equity compensation plans	—	—	—	824	—	—	824
Balance June 30, 2016	$—	$202	$(6,454)	$211,227	$161,137	$5,517	$371,629

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands, except share data)	2017	2016
Cash flows from operating activities:
Net income	$24,346	$23,377
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,583	1,070
Provision for loan losses	4,800	1,140
Deferred income taxes	4,166	3,509
Net amortization of debt securities	1,708	1,513
Amortization of intangible assets	1,207	486
Mortgage loans originated for sale	(80,697)	(70,018)
Proceeds from mortgage loans sold	86,127	67,278
Gain on sale of other real estate	(17)	(828)
Gain on state tax credits, net	(255)	(671)
Excess tax benefit of share-based compensation	—	(824)
Share-based compensation	1,576	1,626
Valuation adjustment on other real estate	18	1
Net accretion of loan discount	(3,001)	(5,692)
Changes in:
Accrued interest receivable	1,988	276
Accrued interest payable	(299)	(4)
Other assets	465	(5,284)
Other liabilities	(51,359)	(9,295)
Net cash (used in) provided by operating activities	(7,644)	7,660
Cash flows from investing activities:
Proceeds from JCB acquisition, net of cash purchase price	4,456	—
Net increase in loans	(65,592)	(112,500)
Proceeds from the sale of securities, available for sale	143,554	—
Proceeds from the paydown or maturity of securities, available for sale	107,603	29,398
Proceeds from the paydown or maturity of securities, held to maturity	2,722	1,145
Proceeds from the redemption of other investments	23,390	34,314
Proceeds from the sale of state tax credits held for sale	4,286	3,952
Proceeds from the sale of other real estate	2,513	6,355
Payments for the purchase/origination of:
Available for sale debt and equity securities	(263,453)	(49,012)
Other investments	(30,977)	(34,263)
State tax credits held for sale	—	(2,349)
Fixed assets	(1,140)	(740)
Net cash used in investing activities	(72,638)	(123,700)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	(8,162)	35,713
Net increase (decrease) in interest-bearing deposit accounts	(69,117)	207,932
Proceeds from Federal Home Loan Bank advances	1,141,181	981,000
Repayments of Federal Home Loan Bank advances	(940,681)	(1,013,000)
Net decrease in other borrowings	(115,911)	(69,964)
Cash dividends paid on common stock	(5,163)	(3,804)
Excess tax benefit of share-based compensation	—	824
Payments for the repurchase of common stock	—	(4,711)
Issuance of common stock, net	(2,903)	(1,811)
Net cash (used in) provided by financing activities	(756)	132,179
Net increase (decrease) in cash and cash equivalents	(81,038)	16,139
Cash and cash equivalents, beginning of period	198,802	94,157
Cash and cash equivalents, end of period	$117,764	$110,296
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,653	$6,286
Income taxes	6,386	19,124
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$289	$2,683
Sales of other real estate financed	—	140
Common shares issued in connection with JCB acquisition	141,729	—

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In 2017, the Company changed its presentation of loans on the face of the Condensed Consolidated Balance Sheets to combine originated loans with purchased loans. See Note 5 - Loans for more information. The Company adopted Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017. Among other elements, the ASU requires an entity to recognize all excess tax benefits and deficiencies related to stock-based compensation expense as income tax expense or benefit in the statements of operations. The ASU requires adjustments be reflected as of the beginning of the fiscal year of adoption and as a result, $5.2 million of previously recognized excess tax benefits were reclassified from Additional paid in capital to Retained earnings during the first quarter of 2017. The adoption resulted in a decrease to income tax expense of $1.8 million for the six months ended June 30, 2017. Excess tax benefits related to stock compensation are presented as a cash inflow from operating activities for the six months ended June 30, 2017 due to the prospective adoption of employee share-based payment guidance in 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Acquisitions

Acquisitions and business combinations are accounted for using the acquisition method of accounting.  The assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets.

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

Purchased Credit Impaired ("PCI") Loans

Purchased credit impaired ("PCI") loans were acquired in a business combination or transaction that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Disposals of loans, including sales of loans, paydowns, payments in full or foreclosures result in the removal or reduction of the loan from the loan pool.

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

Allowance for Loan Losses on PCI Loans

The Company updates its cash flow projections for purchased credit-impaired loans on a periodic basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis and management’s assessment of loss exposure including the fair value of underlying collateral. The loan migration analysis is a matrix that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current performance at the measurement date. Loss severity factors are based upon industry data and historical experience.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in allowance for loan losses through a provision for loan losses.

NOTE 2 - ACQUISITIONS

Acquisition of Jefferson County Bancshares, Inc.
On February 10, 2017, the Company closed its acquisition of 100% of Jefferson County Bancshares, Inc. ("JCB") and its wholly-owned subsidiary, Eagle Bank and Trust Company of Missouri. JCB operated 13 full service retail and commercial banking offices in the metropolitan St. Louis area and one in Perry County, Missouri.

JCB shareholders received, based on their election, cash consideration in an amount of $85.39 per share of JCB common stock or 2.75 shares of EFSC common stock per share of JCB common stock, subject to allocation and proration procedures. Aggregate consideration at closing was 3.3 million shares of EFSC common stock and $29.3 million cash paid to JCB shareholders and holders of JCB stock options. Based on EFSC’s closing stock price of $42.95 on February 10, 2017, the overall transaction had a value of $171.0 million, including JCB’s common stock and stock options. The Company also recognized $6.1 million and $1.4 million of merger related costs that were recorded in noninterest expense in the statement of operations for the six months ended June 30, 2017, and year ended December 31, 2016, respectively.

The acquisition of JCB has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The estimates of fair value are preliminary and subject to refinement as the Company completes its evaluation of the acquired assets and liabilities. Goodwill of $85.9 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of JCB into Enterprise. The goodwill is assigned as part of the Company's Banking reporting unit.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table presents the assets acquired and liabilities assumed of JCB as of February 10, 2017, and their preliminary estimated fair values:

(in thousands)	As Recorded by JCB	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$33,739	$—		$33,739
Interest-bearing deposits	1,715	—		1,715
Securities	148,670	—		148,670
Portfolio loans, net	685,905	(11,094)	(a)	674,811
Other real estate owned	6,762	(5,082)	(b)	1,680
Other investments	2,695	—		2,695
Fixed assets, net	21,780	(2,259)	(c)	19,521
Accrued interest receivable	2,794	—		2,794
Goodwill	7,806	(7,806)	(d)	—
Other intangible assets	25	11,489	(e)	11,514
Deferred tax assets	4,634	4,144	(f)	8,778
Other assets	19,107	(296)	(g)	18,811
Total assets acquired	$935,632	$(10,904)		$924,728

Liabilities assumed:
Deposits	$764,539	$629	(h)	$765,168
Other borrowings	55,430	681	(i)	56,111
Trust preferred securities	12,887	(382)	(j)	12,505
Accrued interest payable	653	—		653
Other liabilities	5,006	125		5,131
Total liabilities assumed	$838,515	$1,053		$839,568

Net assets acquired	$97,117	$(11,957)		$85,160

Consideration paid:
Cash				$29,283
Common stock				141,729
Total consideration paid				$171,012

Goodwill				$85,852

(a)
Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs, reclassification from other real estate owned, and elimination of the allowance for loan losses recorded by JCB. The fair value discount recorded to the loan portfolio is $24.7 million. An increase in the loan fair value discount was recorded during the second quarter of 2017 in the amount of $0.5 million upon continued refinement of the fair values.

(b)	Fair value adjustment based on the Company’s evaluation of the acquired other real estate portfolio, and reclassification to portfolio loans.

(c)	Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)	Eliminate JCB’s recorded goodwill.

(e)
Record the core deposit intangible asset on the acquired core deposit accounts.  Amount to be amortized using a sum of years digits method over a 10 year useful life. The adjustment was increased $1.5 million during the second quarter due to continued refinement of the purchase accounting calculations.

(f)	Adjustment for deferred taxes at the acquisition date. The adjustment decreased by $2.9 million during the current quarter due to continued refinement of the purchase accounting calculations.

(g)	Fair value adjustment based on evaluation of other assets.

(h)	Fair value adjustment to time deposits based on current interest rates.

(i)	Fair value adjustment to the FHLB advances based on current interest rates.

(j)	Fair value adjustment based on the Company's evaluation of the trust preferred securities.

The following table provides the unaudited pro forma information for the results of operations for the six months ended June 30, 2017 and 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of JCB with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of June 30, 2017 are included in net income in the table below.

	Pro Forma
	Six months ended June 30,
(in thousands, except per share data)	2017	2016
Total revenues (net interest income plus noninterest income)	$101,954	$97,208
Net income	23,845	27,721
Diluted earnings per common share	1.00	1.18

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income as reported	$11,955	$12,352	$24,346	$23,377

Weighted average common shares outstanding	23,475	20,003	22,706	20,002
Additional dilutive common stock equivalents	257	213	314	224
Weighted average diluted common shares outstanding	23,732	20,216	23,020	20,226

Basic earnings per common share:	$0.51	$0.62	$1.07	$1.17
Diluted earnings per common share:	$0.50	$0.61	$1.06	$1.16

For the three and six months ended June 30, 2017 and 2016, there were no common stock equivalents excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	June 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,855	$386	$(6)	$100,235
Obligations of states and political subdivisions	34,083	1,001	—	35,084
Agency mortgage-backed securities	488,951	2,108	(2,521)	488,538
Total securities available for sale	$622,889	$3,495	$(2,527)	$623,857
Held to maturity securities:
Obligations of states and political subdivisions	$14,722	$189	$(7)	$14,904
Agency mortgage-backed securities	62,919	135	(127)	62,927
Total securities held to maturity	$77,641	$324	$(134)	$77,831

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$107,312	$348	$—	$107,660
Obligations of states and political subdivisions	36,486	630	(485)	36,631
Agency mortgage-backed securities	319,345	1,101	(3,940)	316,506
Total securities available for sale	$463,143	$2,079	$(4,425)	$460,797
Held to maturity securities:
Obligations of states and political subdivisions	$14,759	$11	$(242)	$14,528
Agency mortgage-backed securities	65,704	45	(638)	65,111
Total securities held to maturity	$80,463	$56	$(880)	$79,639

At June 30, 2017, and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $418.9 million and $407.3 million at June 30, 2017, and December 31, 2016, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,780	$1,791	$—	$—
Due after one year through five years	111,987	112,761	—	—
Due after five years through ten years	16,807	17,391	12,367	12,529
Due after ten years	3,364	3,375	2,355	2,375
Agency mortgage-backed securities	488,951	488,539	62,919	62,927
	$622,889	$623,857	$77,641	$77,831

The following table represents a summary of investment securities that had an unrealized loss:

	June 30, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$10,142	$6	$—	$—	$10,142	$6
Obligations of states and political subdivisions	$1,642	$7	$—	$—	$1,642	$7
Agency mortgage-backed securities	293,426	2,197	12,918	451	306,344	2,648
	$305,210	$2,210	$12,918	$451	$318,128	$2,661

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$21,361	$408	$3,553	$320	$24,914	$728
Agency mortgage-backed securities	267,734	4,084	12,883	493	280,617	4,577
	$289,095	$4,492	$16,436	$813	$305,531	$5,305

The unrealized losses at both June 30, 2017, and December 31, 2016, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2017, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

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

(in thousands)	June 30, 2017	December 31, 2016
Loans not accounted for as ASC 310-30	$3,810,470	$3,118,392
Loans accounted for as ASC 310-30	84,300	39,769
Total loans	$3,894,770	$3,158,161

The following tables refer to loans not accounted for as ASC 310-30 loans.

Below is a summary of loans by category at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial	$1,795,667	$1,632,714
Real estate:
Commercial - investor owned	711,702	544,808
Commercial - owner occupied	523,185	350,148
Construction and land development	283,226	194,542
Residential	345,895	240,760
Total real estate loans	1,864,008	1,330,258
Consumer and other	151,670	156,182
Loans, before unearned loan fees	3,811,345	3,119,154
Unearned loan fees, net	(875)	(762)
Loans, including unearned loan fees	$3,810,470	$3,118,392

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment method through June 30, 2017, and at December 31, 2016, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2016	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Provision (provision reversal) for loan losses	1,835	(105)	(249)	(11)	(3)	66	1,533
Losses charged off	(133)	—	—	—	(9)	(29)	(171)
Recoveries	80	9	89	9	25	9	221
Balance at March 31, 2017	$28,778	$3,324	$2,730	$1,302	$2,036	$978	$39,148
Provision (provision reversal) for loan losses	2,955	(39)	354	(51)	451	(47)	3,623
Losses charged off	(6,035)	—	(45)	(5)	(265)	(39)	(6,389)
Recoveries	57	102	1	49	62	20	291
Balance at June 30, 2017	$25,755	$3,387	$3,040	$1,295	$2,284	$912	$36,673

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance June 30, 2017
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$1,616	$—	$—	$131	$52	$—	$1,799
Collectively evaluated for impairment	24,139	3,387	3,040	1,164	2,232	912	34,874
Total	$25,755	$3,387	$3,040	$1,295	$2,284	$912	$36,673
Loans - Ending balance:
Individually evaluated for impairment	$10,209	$287	$1,552	$1,489	$1,293	$9	$14,839
Collectively evaluated for impairment	1,785,458	711,415	521,633	281,737	344,602	150,786	3,795,631
Total	$1,795,667	$711,702	$523,185	$283,226	$345,895	$150,795	$3,810,470

Balance December 31, 2016
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,909	$—	$—	$155	$—	$—	$3,064
Collectively evaluated for impairment	24,087	3,420	2,890	1,149	2,023	932	34,501
Total	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Loans - Ending balance:
Individually evaluated for impairment	$12,523	$430	$1,854	$1,903	$62	$—	$16,772
Collectively evaluated for impairment	1,620,191	544,378	348,294	192,639	240,698	155,420	3,101,620
Total	$1,632,714	$544,808	$350,148	$194,542	$240,760	$155,420	$3,118,392

A summary of non-performing loans individually evaluated for impairment by category at June 30, 2017 and December 31, 2016, is as follows:

	June 30, 2017
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$15,548	$3,751	$6,534	$10,285	$1,572	$15,283
Real estate:
Commercial - investor owned	288	288	—	288	—	288
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	1,935	1,603	332	1,935	131	1,550
Residential	1,540	632	678	1,310	52	1,514
Consumer and other	9	9	—	9	—	9
Total	$19,320	$6,283	$7,544	$13,827	$1,755	$18,644

	December 31, 2016
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,341	$566	$11,791	$12,357	$2,909	$4,489
Real estate:
Commercial - investor owned	525	435	—	435	—	668
Commercial - owner occupied	225	231	—	231	—	227
Construction and land development	1,904	1,947	359	2,306	155	1,918
Residential	62	62	—	62	—	64
Consumer and other	—	—	—	—	—	—
Total	$15,057	$3,241	$12,150	$15,391	$3,064	$7,366

The following table presents details for past due and impaired loans:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Total interest income that would have been recognized under original terms	$340	$329	$655	$477
Total cash received and recognized as interest income on non-accrual loans	16	44	39	50
Total interest income recognized on impaired loans	14	25	47	31

There were no loans over 90 days past due and still accruing interest at June 30, 2017 or December 31, 2016.

The recorded investment in impaired loans by category at June 30, 2017 and December 31, 2016, is as follows:

	June 30, 2017
(in thousands)	Non-accrual	Restructured	Total
Commercial and industrial	$9,608	$677	$10,285
Real estate:
Commercial - investor owned	288	—	288
Commercial - owner occupied	—	—	—
Construction and land development	1,935	—	1,935
Residential	1,310	—	1,310
Consumer and other	9	—	9
Total	$13,150	$677	$13,827

	December 31, 2016
(in thousands)	Non-accrual	Restructured	Total
Commercial and industrial	$10,046	$2,311	$12,357
Real estate:
Commercial - investor owned	435	—	435
Commercial - owner occupied	231	—	231
Construction and land development	2,286	20	2,306
Residential	62	—	62
Consumer and other	—	—	—
Total	$13,060	$2,331	$15,391

The recorded investment by category for the Portfolio loans that have been restructured during the three and six months ended June 30, 2017 and 2016, is as follows:

	Three months ended June 30, 2017			Three months ended June 30, 2016
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$676	$676	1	$2,300	$2,300
Real estate:
Commercial - investor owned	—	—	—	—	—	—
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	—	—	—	1	20	20
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	1	$676	$676	2	$2,320	$2,320

	Six months ended June 30, 2017			Six months ended June 30, 2016
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$676	$676	2	$2,341	$2,341
Real estate:
Commercial - investor owned	—	—	—	1	248	248
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	—	—	—	1	20	20
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	1	$676	$676	4	$2,609	$2,609

As of June 30, 2017, the Company had $0.7 million specific reserves allocated to loans that have been restructured. During the three and six months ended June 30, 2016, there were no portfolio loans that subsequently defaulted. Portfolio loans restructured that subsequently defaulted during the three and six months ended June 30, 2017, are as follows:

	Three months ended June 30, 2017		Six months ended June 30, 2017
(in thousands, except for number of loans)	Number of loans	Recorded Balance	Number of loans	Recorded Balance
Commercial and industrial	2	$343	2	$343
Real estate:
Commercial - investor owned	—	—	—	—
Commercial - owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Residential	1	5	1	5
Consumer and other	—	—	—	—
Total	3	$348	3	$348

The aging of the recorded investment in past due loans by portfolio class and category at June 30, 2017 and December 31, 2016 is shown below.

	June 30, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$936	$—	$936	$1,794,731	$1,795,667
Real estate:
Commercial - investor owned	205	—	205	711,497	711,702
Commercial - owner occupied	—	—	—	523,185	523,185
Construction and land development	47	1,489	1,536	281,690	283,226
Residential	836	621	1,457	344,438	345,895
Consumer and other	11	9	20	150,775	150,795
Total	$2,035	$2,119	$4,154	$3,806,316	$3,810,470

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$334	$171	$505	$1,632,209	$1,632,714
Real estate:
Commercial - investor owned	—	175	175	544,633	544,808
Commercial - owner occupied	212	225	437	349,711	350,148
Construction and land development	355	1,528	1,883	192,659	194,542
Residential	91	—	91	240,669	240,760
Consumer and other	7	—	7	155,413	155,420
Total	$999	$2,099	$3,098	$3,115,294	$3,118,392

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

The recorded investment by risk category of the loans by portfolio class and category at June 30, 2017, which is based upon the most recent analysis performed, and December 31, 2016 is as follows:

	June 30, 2017
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,656,173	$67,262	$72,232	$—	$1,795,667
Real estate:
Commercial - investor owned	692,743	14,955	4,004	—	711,702
Commercial - owner occupied	483,183	32,800	7,202	—	523,185
Construction and land development	278,365	2,730	2,131	—	283,226
Residential	335,818	2,743	7,334	—	345,895
Consumer and other	149,060	375	1,360	—	150,795
Total	$3,595,342	$120,865	$94,263	$—	$3,810,470

	December 31, 2016
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,499,114	$57,416	$76,184	$—	$1,632,714
Real estate:
Commercial - investor owned	530,494	10,449	3,865	—	544,808
Commercial - owner occupied	306,658	39,249	4,241	—	350,148
Construction and land development	185,505	6,575	2,462	—	194,542
Residential	233,479	2,997	4,284	—	240,760
Consumer and other	153,984	—	1,436	—	155,420
Total	$2,909,234	$116,686	$92,472	$—	$3,118,392

The following tables refer to loans accounted for using ASC 310-30 (purchased credit impaired loans):

Below is a summary of PCI loans by category at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.02	$4,059	5.87	$3,523
Real estate:
Commercial - investor owned	7.35	46,180	6.95	8,162
Commercial - owner occupied	6.55	12,743	6.39	11,863
Construction and land development	5.84	7,883	5.80	4,365
Residential	6.15	13,370	5.64	11,792
Total real estate loans		80,176		36,182
Consumer and other	2.81	65	1.64	64
Purchased credit impaired loans		$84,300		$39,769
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at June 30, 2017 and December 31, 2016 is shown below:

	June 30, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$50	$50	$4,009	$4,059
Real estate:
Commercial - investor owned	4,052	—	4,052	42,128	46,180
Commercial - owner occupied	653	401	1,054	11,689	12,743
Construction and land development	—	366	366	7,517	7,883
Residential	400	1,303	1,703	11,667	13,370
Consumer and other	—	—	—	65	65
Total	$5,105	$2,120	$7,225	$77,075	$84,300

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,523	$3,523
Real estate:
Commercial - investor owned	—	—	—	8,162	8,162
Commercial - owner occupied	—	—	—	11,863	11,863
Construction and land development	—	—	—	4,365	4,365
Residential	169	51	220	11,572	11,792
Consumer and other	—	—	—	64	64
Total	$169	$51	$220	$39,549	$39,769

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the six months ended June 30, 2017 and 2016.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2016	$66,003	$18,902	$13,176	$33,925
Acquisitions	68,763	14,296	5,312	49,155
Principal reductions and interest payments	(10,781)	—	—	(10,781)
Accretion of loan discount	—	—	(3,534)	3,534
Changes in contractual and expected cash flows due to remeasurement	5,641	(1,383)	1,328	5,696
Reductions due to disposals	(5,070)	(1,317)	(1,398)	(2,355)
Balance June 30, 2017	$124,556	$30,498	$14,884	$79,174

Balance December 31, 2015	$116,689	$26,765	$25,341	$64,583
Principal reductions and interest payments	(11,768)	—	—	(11,768)
Accretion of loan discount	—	—	(3,431)	3,431
Changes in contractual and expected cash flows due to remeasurement	6,144	1,522	(788)	5,410
Reductions due to disposals	(21,663)	(4,912)	(3,073)	(13,678)
Balance June 30, 2016	$89,402	$23,375	$18,049	$47,978

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $112.6 million and $54.6 million as of June 30, 2017, and December 31, 2016, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2017, the amount of unadvanced commitments on impaired loans was insignificant.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2017, and December 31, 2016, are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit	$1,232,326	$1,075,170
Letters of credit	81,154	78,954

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2017, and December 31, 2016, approximately $119 million and $90 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include $0.3 million for estimated losses attributable to the unadvanced commitments at June 30, 2017, and December 31, 2016.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2017, the approximate remaining term of standby letters of credit range from 1 month to 4 years and 3 months.

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

Risk Management Instruments. At June 30, 2017, the company has no derivative contracts used to manage risk.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Non-designated hedging instruments
Interest rate swap contracts	$229,238	$124,322	$1,951	$982	$1,951	$982
Foreign exchange forward contracts	1,625	3,034	1,625	3,034	1,625	3,034

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three and six months ended June 30, 2017 and 2016, the gains and losses offset each other due to the Company's hedging of the client swaps and foreign exchange contracts with other bank counterparties.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$100,235	$—	$100,235
Obligations of states and political subdivisions	—	35,084	—	35,084
Residential mortgage-backed securities	—	488,538	—	488,538
Total securities available for sale	$—	$623,857	$—	$623,857
State tax credits held for sale	—	—	1,274	1,274
Derivative financial instruments	—	3,577	—	3,577
Total assets	$—	$627,434	$1,274	$628,708

Liabilities
Derivative financial instruments	$—	$3,577	$—	$3,577
Total liabilities	$—	$3,577	$—	$3,577

	December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$107,660	$—	$107,660
Obligations of states and political subdivisions	—	33,542	3,089	36,631
Residential mortgage-backed securities	—	316,506	—	316,506
Total securities available for sale	$—	$457,708	$3,089	$460,797
State tax credits held for sale	—	—	3,585	3,585
Derivative financial instruments	—	4,016	—	4,016
Total assets	$—	$461,724	$6,674	$468,398

Liabilities
Derivative financial instruments	$—	$4,016	$—	$4,016
Total liabilities	$—	$4,016	$—	$4,016

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At June 30, 2017, there were no Level 3 Auction Rate Securities. Auction Rate Securities at June 30, 2017 were valued using a Level 2 pricing source similar to our other securities available for sale.

•
State tax credits held for sale. At June 30, 2017, of the $35.2 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $1.3 million were carried at fair value. The remaining $34.0 million of state tax credits were accounted for at cost.

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
The fair value measurement is calculated using an internal valuation model with market data including discounted cash flows based upon the terms and conditions of the tax credits. If the underlying project remains in compliance with the various federal and state rules governing the tax credit program, each project will generate about 10 years of tax credits. The inputs to the discounted cash flow calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is estimated using the LIBOR swap curve at a point equal to the remaining life in years of credits plus a 205 basis point spread. With the exception of the discount rate, the other inputs to the fair value calculation are observable and readily available. The discount rate is considered a Level 3 input because it is an “unobservable input” and is based on the Company’s assumptions. An increase in the discount rate utilized would generally result in a lower estimated fair value of the tax credits. Alternatively, a decrease in the discount rate utilized would generally result in a higher estimated fair value of the tax credits. The remaining state tax credits carried at fair value are expected to be sold within the next several quarters. The state tax credit assets are reported as Level 3 assets.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of June 30, 2017 and 2016.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarters ended June 30, 2017 or 2016.

•	Transfers in and/or out of Level 3. There was $3.1 million in Level 3 transfers to Level 2 during the current quarter and none during the quarter ended June 30, 2016.

	Securities available for sale, at fair value
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$3,093	$3,085	$3,089	$3,077
Total gains:
Included in other comprehensive income	—	8	4	16
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	(3,093)	—	(3,093)	—
Ending balance	$—	$3,093	$—	$3,093

Change in unrealized gains relating to assets still held at the reporting date	$—	$8	$—	$16

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$1,458	$4,733	$3,585	$5,941
Total gains:
Included in earnings	9	41	49	117
Purchases, sales, issuances and settlements:
Sales	(193)	—	(2,360)	(1,284)
Ending balance	$1,274	$4,774	$1,274	$4,774

Change in unrealized gains (losses) relating to assets still held at the reporting date	$(49)	$41	$(655)	$(264)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of June 30, 2017.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended June 30, 2017	Total losses for the six months ended June 30, 2017
Impaired loans	$10,073	$—	$—	$10,073	$6,403	$6,560
Other real estate	—	—	—	—	—	18
Total	$10,073	$—	$—	$10,073	$6,403	$6,578

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$77,815	$77,815	$54,288	$54,288
Federal funds sold	912	912	446	446
Interest-bearing deposits	40,507	40,507	145,048	145,048
Securities available for sale	623,857	623,857	460,797	460,797
Securities held to maturity	77,641	77,831	80,463	79,639
Other investments, at cost	26,477	26,477	14,840	14,840
Loans held for sale	4,285	4,285	9,562	9,562
Derivative financial instruments	3,577	3,577	4,016	4,016
Loans, net	3,852,971	3,867,481	3,114,752	3,125,701
State tax credits, held for sale	35,247	36,857	38,071	41,264
Accrued interest receivable	11,923	11,923	11,117	11,117

Balance sheet liabilities
Deposits	3,921,251	3,919,379	3,233,361	3,232,414
Subordinated debentures and notes	118,080	99,873	105,540	86,052
Federal Home Loan Bank advances	200,992	201,397	—	—
Other borrowings	217,180	217,077	276,980	276,905
Derivative financial instruments	3,577	3,577	4,016	4,016
Accrued interest payable	1,459	1,459	1,105	1,105

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at June 30, 2017, and December 31, 2016.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at June 30, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$77,831	$—	$77,831
Portfolio loans, net	—	—	3,867,481	3,867,481
State tax credits, held for sale	—	—	35,583	35,583
Financial Liabilities:
Deposits	3,328,169	—	591,210	3,919,379
Subordinated debentures and notes	—	99,873	—	99,873
Federal Home Loan Bank advances	—	201,397	—	201,397
Other borrowings	—	217,077	—	217,077

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$79,639	$—	$79,639
Portfolio loans, net	—	—	3,125,701	3,125,701
State tax credits, held for sale	—	—	37,679	37,679
Financial Liabilities:
Deposits	2,760,202	—	472,212	3,232,414
Subordinated debentures and notes	—	86,052	—	86,052
Other borrowings	—	276,905	—	276,905

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the "FASB") Accounting Standards Update ( the "ASU") 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" which amends the scope of modification accounting for share-based payment awards. The amendments provide guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption being permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

FASB ASU 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities" In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)" which shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption being permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

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

FASB ASU 2014-09, "Revenue from Contracts with Customers" In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance to annual reporting periods beginning after December 15, 2017 for public companies, and permits early adoption on a limited basis. The Company has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of ASU 2014-09. The majority of the Company’s revenues are derived from loans which are excluded from the new standard; therefore, the new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company has not decided upon the method of adoption. Entities have the option of using either a full retrospective or modified approach of adoption.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2017 compared to the financial condition as of December 31, 2016. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2017, compared to the same periods in 2016. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2016.

Executive Summary

The Company closed its acquisition of Jefferson County Bancshares, Inc. (JCB) on February 10, 2017.  The results of operations of JCB are included in our consolidated results since this date. See Item 1-Note 2 - Acquisitions for more information.

Below are highlights of our financial performance for the three and six months ended June 30, 2017, as compared to the linked quarter ended March 31, 2017, and prior year period.

(in thousands, except per share data)	For the Three Months ended/At			For the Six Months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
EARNINGS
Total interest income	$51,542	$43,740	$37,033	$95,282	$72,493
Total interest expense	5,909	5,098	3,250	11,007	6,282
Net interest income	45,633	38,642	33,783	84,275	66,211
Provision for portfolio loans	3,623	1,533	716	5,156	1,549
Provision reversal for PCI loans	(207)	(148)	(336)	(355)	(409)
Net interest income after provision for loan losses	42,217	37,257	33,403	79,474	65,071
Total noninterest income	7,934	6,976	7,049	14,910	13,054
Total noninterest expense	32,651	26,736	21,353	59,387	42,115
Income before income tax expense	17,500	17,497	19,099	34,997	36,010
Income tax expense	5,545	5,106	6,747	10,651	12,633
Net income	$11,955	$12,391	$12,352	$24,346	$23,377

Basic earnings per share	$0.51	$0.57	$0.62	$1.07	$1.17
Diluted earnings per share	0.50	0.56	0.61	1.06	1.16

Return on average assets	0.96%	1.10%	1.33%	1.02%	1.27%
Return on average common equity	8.78%	10.65%	13.57%	9.64%	13.02%
Return on average tangible common equity	11.49%	12.96%	14.91%	12.20%	14.34%
Net interest margin (fully tax equivalent)	3.98%	3.73%	3.93%	3.86%	3.90%
Efficiency ratio	60.95%	58.61%	52.29%	59.87%	53.13%
Tangible book value per common share	$17.89	$17.59	$16.95

ASSET QUALITY (1)
Net charge-offs (recoveries)	$6,104	$(56)	$(409)	$6,048	$(508)
Nonperforming loans	13,081	13,847	12,813
Classified assets	93,795	86,879	87,532
Nonperforming loans to portfolio loans	0.34%	0.36%	0.44%
Nonperforming assets to total assets (1)	0.27%	0.33%	0.47%
Allowance for loan losses to portfolio loans	0.96%	1.02%	1.23%
Net charge-offs (recoveries) to average loans (annualized)	0.64%	(0.01)%	(0.06)%	0.33%	(0.04)%

(1) Excludes non-core acquired loans and related assets, except for their inclusion in total assets.

Below are highlights of the Company's Core performance measures, which we believe are important measures of financial performance, but are non-GAAP measures. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans, Gain or loss on the sale of other real estate from non-core acquired loans, and expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, facilities disposal, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of Core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Three Months ended			For the Six Months ended
(in thousands)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
CORE PERFORMANCE MEASURES (1)
Net interest income	$43,049	$37,567	$30,212	$80,616	$59,806
Provision for portfolio loans	3,623	1,533	716	5,156	1,549
Noninterest income	7,934	6,976	6,105	14,910	12,110
Noninterest expense	27,798	24,946	20,446	52,744	40,881
Income before income tax expense	19,562	18,064	15,155	37,626	29,486
Income tax expense	6,329	4,916	5,237	11,245	10,134
Net income	$13,233	$13,148	$9,918	$26,381	$19,352

Earnings per share	$0.56	$0.59	$0.49	$1.15	$0.96
Return on average assets	1.06%	1.17%	1.07%	1.11%	1.06%
Return on average common equity	9.72%	11.29%	10.89%	10.44%	10.78%
Return on average tangible common equity	12.72%	13.75%	11.98%	13.22%	11.87%
Net interest margin (fully tax equivalent)	3.76%	3.63%	3.52%	3.70%	3.53%
Efficiency ratio	54.52%	56.01%	56.30%	55.21%	56.85%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, the Company noted the following trends:

•
The Company reported net income of $24.3 million, or $1.06 per share, for the six months ended June 30, 2017, compared to $23.4 million, or $1.16 per share, for the same period in 2016. The 5% decrease in earnings per share primarily resulted from the impact of merger related expenses and higher provision for portfolio loan losses offset by increases in net interest income from core deposit-funded portfolio loan growth, growth in noninterest income, and the acquisition of JCB.

•
On a core basis[1], net income was $26.4 million, or $1.15 per share, for the six months ended June 30, 2017, compared to $19.4 million, or $0.96 per share, in the prior year period. The diluted earnings per share increase of $0.19 was primarily due to higher levels of core net interest income from continued growth in earning asset balances combined with 17 basis points of core net interest margin expansion. The earnings per share contribution from this growth was partially offset by a higher provision for portfolio loan losses.

•
Net interest income for the first six months of 2017 increased $18.1 million or 27%, from the prior year period due to strong portfolio loan growth, net interest margin expansion and the acquisition of JCB.

•
Net interest margin for the first six months of 2017 decreased four basis points to 3.86% when compared to the prior year period due to changes in incremental accretion of non-core acquired loans, as those results vary due to prepayment activity. Core net interest margin[1], for the first six months of 2017,excludes incremental accretion on non-core acquired loans, increased 17 basis points from the prior year primarily due to core deposit-funded portfolio loan growth improving the earning asset mix, increased yield on portfolio loans, controlled increases in deposit costs, and the acquisition of JCB.

•
Noninterest income for the first six months of 2017 increased $1.9 million, or 14%, compared to the prior year period due primarily to the acquisition of JCB ($2.2 million) as well as higher fees from customer swaps, card products, and wealth management. These increases were offset by a non-core Gain on sale of other real estate in the prior year.

•
Noninterest expenses were $59.4 million for the six months ended June 30, 2017, compared to $42.1 million for the six months ended June 30, 2016. Noninterest expenses for the six months included $6.1 million of merger related expenses. Core noninterest expenses[1] were $52.7 million for the six months ended June 30, 2017, compared to $40.9 million for the prior year period due to the JCB acquisition and a full quarter of JCB's expense base.

Balance sheet highlights:

•
Loans – Portfolio loans increased to $3.9 billion at June 30, 2017, increasing $741 million when compared to December 31, 2016. Excluding the acquisition of JCB, portfolio loans organically grew by $63 million in the first six months of 2017. On a year over year basis, portfolio loans increased $975 million of which $297 million was organic loan growth and $678 million was from the acquisition of JCB. See Item 1, Note 5 – Portfolio Loans for more information.

•
Deposits – Total deposits at June 30, 2017 were $3.9 billion, an increase of $688 million, or 21% from December 31, 2016, and $893 million, or 29%, from June 30, 2016. $774 million of the increase in both periods is attributed to the acquisition of JCB. Core deposits, defined as total deposits excluding time deposits, were $3.3 billion at June 30, 2017, a decrease of $97 million, or 3% from the linked quarter, but an increase of $822 million, or 33%, when compared to the prior year period. The trends in deposits reflect continued progress across our business lines, $636 million of core deposits from JCB, and some seasonality.

•
Asset quality – Nonperforming loans were $13.1 million at June 30, 2017, compared to $14.9 million at December 31, 2016. Nonperforming loans represented 0.34% of portfolio loans at June 30, 2017 versus 0.48% at December 31, 2016. There were no portfolio loans that were over 90 days delinquent and still accruing at June 30, 2017 or December 31, 2016.

Provision for portfolio loan losses was $5.2 million for the six months ended June 30, 2017, compared to $1.5 million for the six months ended June 30, 2016. See Item 1, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
Non-core acquired loans were those acquired from the FDIC and were previously covered by shared-loss agreements. These loans continue to be accounted for as purchased credit impaired loans. Approximately $48 million of loans acquired from JCB's portfolio are also accounted for as purchased credit impaired loans. However, all loans acquired from JCB are included in portfolio loans. The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2017			2016
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$3,802,103	$43,678	4.61%	$2,832,279	$29,377	4.17%
Tax-exempt portfolio loans (2)	42,157	712	6.77	42,253	628	5.98
Non-core acquired loans	36,767	3,189	34.79	59,110	4,419	30.07
Total loans	3,881,027	47,579	4.92	2,933,642	34,424	4.72
Taxable investments in debt and equity securities	623,305	3,697	2.38	479,844	2,464	2.07
Non-taxable investments in debt and equity securities (2)	44,476	489	4.41	48,276	531	4.42
Short-term investments	92,390	234	1.02	45,039	58	0.52
Total securities and short-term investments	760,171	4,420	2.33	573,159	3,053	2.14
Total interest-earning assets	4,641,198	51,999	4.49	3,506,801	37,477	4.30
Noninterest-earning assets:
Cash and due from banks	76,355			56,662
Other assets	345,167			214,880
Allowance for loan losses	(45,507)			(44,151)
Total assets	$5,017,213			$3,734,192

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$789,922	$523	0.27%	$582,482	$329	0.23%
Money market accounts	1,309,864	1,938	0.59	1,029,122	1,013	0.40
Savings	200,405	125	0.25	103,564	63	0.24
Certificates of deposit	600,709	1,373	0.92	481,140	1,183	0.99
Total interest-bearing deposits	2,900,900	3,959	0.55	2,196,308	2,588	0.47
Subordinated debentures	118,072	1,288	4.37	56,807	361	2.56
Other borrowed funds	415,873	662	0.64	350,783	301	0.35
Total interest-bearing liabilities	3,434,845	5,909	0.69	2,603,898	3,250	0.50
Noninterest bearing liabilities:
Demand deposits	1,008,700			735,580
Other liabilities	27,386			28,582
Total liabilities	4,470,931			3,368,060
Shareholders' equity	546,282			366,132
Total liabilities & shareholders' equity	$5,017,213			$3,734,192
Net interest income		$46,090			$34,227
Net interest spread			3.80%			3.80%
Net interest margin			3.98%			3.93%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.8 million and $0.4 million for the three months ended June 30, 2017 and 2016 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38.0% tax rate in 2017 and 2016. The tax-equivalent adjustments were $0.5 million and $0.4 million for the three months ended June 30, 2017 and 2016.

	Six months ended June 30,
	2017			2016
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$3,635,296	$81,505	4.52%	$2,786,733	$57,687	4.16%
Tax-exempt portfolio loans (2)	43,482	1,405	6.52	41,542	1,288	6.24
Non-core acquired loans	38,020	4,859	25.77	64,071	8,310	26.08
Total loans	3,716,798	87,769	4.76	2,892,346	67,285	4.68
Taxable investments in debt and equity securities	602,070	6,995	2.34	472,567	4,923	2.09
Non-taxable investments in debt and equity securities (2)	50,518	1,111	4.43	48,836	1,069	4.40
Short-term investments	81,867	364	0.90	46,547	119	0.51
Total securities and short-term investments	734,455	8,470	2.33	567,950	6,111	2.16
Total interest-earning assets	4,451,253	96,239	4.36	3,460,296	73,396	4.27
Noninterest-earning assets:
Cash and due from banks	75,794			55,829
Other assets	314,478			215,623
Allowance for loan losses	(44,899)			(43,998)
Total assets	$4,796,626			$3,687,750

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$777,731	$1,198	0.31%	$567,083	$635	0.23%
Money market accounts	1,251,929	3,431	0.55	1,046,869	2,019	0.39
Savings	177,504	207	0.24	99,815	123	0.25
Certificates of deposit	574,850	2,588	0.91	432,616	2,202	1.02
Total interest-bearing deposits	2,782,014	7,424	0.54	2,146,383	4,979	0.47
Subordinated debentures	115,300	2,452	4.29	56,807	709	2.51
Other borrowed funds	403,478	1,131	0.57	366,616	594	0.33
Total interest-bearing liabilities	3,300,792	11,007	0.67	2,569,806	6,282	0.49
Noninterest bearing liabilities:
Demand deposits	958,107			725,165
Other liabilities	28,343			31,723
Total liabilities	4,287,242			3,326,694
Shareholders' equity	509,384			361,056
Total liabilities & shareholders' equity	$4,796,626			$3,687,750
Net interest income		$85,232			$67,114
Net interest spread			3.69%			3.78%
Net interest margin			3.86%			3.90%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.6 million and $0.8 million for the six months ended June 30, 2017 and 2016 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38.0% tax rate in 2017 and 2016. The tax-equivalent adjustments were $1.0 million and $0.9 million for the six months ended June 30, 2017 and 2016.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2017 compared to 2016
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$10,957	$3,344	$14,301	$18,568	$5,250	$23,818
Tax-exempt portfolio loans (3)	(1)	85	84	59	58	117
Non-core acquired loans	(1,852)	622	(1,230)	(3,352)	(99)	(3,451)
Taxable investments in debt and equity securities	818	415	1,233	1,447	625	2,072
Non-taxable investments in debt and equity securities (3)	(40)	(2)	(42)	35	7	42
Short-term investments	92	84	176	124	121	245
Total interest-earning assets	$9,974	$4,548	$14,522	$16,881	$5,962	$22,843

Interest paid on:
Interest-bearing transaction accounts	$131	$63	$194	$279	$284	$563
Money market accounts	327	598	925	445	967	1,412
Savings	61	1	62	90	(6)	84
Certificates of deposit	281	(91)	190	656	(270)	386
Subordinated debentures	560	367	927	1,037	706	1,743
Borrowed funds	65	296	361	65	472	537
Total interest-bearing liabilities	1,425	1,234	2,659	2,572	2,153	4,725
Net interest income	$8,549	$3,314	$11,863	$14,309	$3,809	$18,118
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

Net interest income (on a tax equivalent basis) was $46.1 million for the three months ended June 30, 2017, compared to $34.2 million for the same period of 2016, an increase of $11.9 million, or 35%. The tax-equivalent net interest margin was 3.98% for the second quarter of 2017, compared to 3.73% for the first quarter of 2017, and 3.93% in the second quarter of 2016, and combined with the acquisition of JCB and portfolio loan growth, supported the $14.5 million increase in interest income. The yield on taxable portfolio loans increased 44 basis points from the prior year period to 4.61% for the three months ended June 30, 2017. The increase was due to the impact of interest rate increases which increased yields on variable rate loans and an improved earning asset mix. The run-off of higher yielding non-core acquired loans continues to negatively impact net interest margin and resulted in a $1.2 million decrease in interest income for the three months ended June 30, 2017.

Net interest income (on a tax equivalent basis) was $85.2 million for the six months ended June 30, 2017, compared to $67.1 million for the same period of 2016, an increase of $18.1 million, or 27%. The tax-equivalent net interest margin was 3.86% for the six months ended June 30, 2017, compared to 3.90% for the prior year period. The yield on taxable portfolio loans increased 36 basis points from the prior year period to 4.52% for the six months ended June 30, 2017. The increase was due to the impact of interest rate increases which increased yields on variable rate loans and an improved earning asset mix.

Core net interest margin1 expanded 17 basis points from the prior year to 3.70% for the six months ended June 30, 2017, primarily due to loan growth improving the earning asset mix, combined with increased yield on portfolio loans out-pacing the increase to borrowing costs. Core net interest margin also increased modestly from JCB purchase accounting adjustments. The Company continues to manage its balance sheet to grow core net interest income and expects to increase or maintain core net interest margin over the coming quarters; however, pressure on funding costs could negate the expected trends in core net interest margin.

Non-Core Acquired Assets Contribution
The following table illustrates the non-core contribution of non-core acquired loans and related assets for the periods indicated.

	For the Three Months ended		For the Six Months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Accelerated cash flows and other incremental accretion	$2,584	$3,571	$3,659	$6,405
Provision reversal for non-core acquired loan losses	207	336	355	409
Gain (loss) on sale of other real estate	—	705	—	705
Other income from other real estate	—	239	—	239
Other (expenses) recovery	16	(325)	(107)	(652)
Non-core acquired assets income before income tax expense	$2,807	$4,526	$3,907	$7,106

Accelerated cash flows and other incremental accretion consists of the interest income on non-core acquired loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At June 30, 2017, the remaining accretable yield on the remaining non-core acquired portfolio was estimated to be $12 million and the non-accretable difference was approximately $16 million. Accelerated cash flows and other incremental accretion from these was $3.7 million for the six months ended June 30, 2017, and $6.4 million for the same period in 2016. The Company estimates 2017 income from accelerated cash flows and other incremental accretion to be between $6 million and $8 million.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended June 30,
(in thousands)	2017	2016	Increase (decrease)
Service charges on deposit accounts	$2,816	$2,188	$628	29%
Wealth management revenue	2,054	1,644	410	25%
Other service charges and fee income	1,661	952	709	74%
Gain on state tax credits, net	9	153	(144)	(94)%
Gain on sale of other real estate - core	17	—	17	—%
Miscellaneous income - core	1,377	1,168	209	18%
Core noninterest income (1)	7,934	6,105	1,829	30%
Gain (loss) on sale of other real estate from PCI loans	—	705	(705)	(100)%
Other income from PCI assets	—	239	(239)	(100)%
Total noninterest income	$7,934	$7,049	$885	13%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Six months ended June 30,
(in thousands)	2017	2016	Increase (decrease)
Service charges on deposit accounts	$5,326	$4,231	$1,095	26%
Wealth management revenue	3,887	3,306	581	18%
Other service charges and fee income	2,941	1,820	1,121	62%
Gain on state tax credits, net	255	671	(416)	(62)%
Gain on sale of other real estate - core	17	123	(106)	(86)%
Miscellaneous income - core	2,484	1,959	525	27%
Core noninterest income (1)	14,910	12,110	2,800	23%
Gain (loss) on sale of other real estate from PCI loans	—	705	(705)	(100)%
Other income from PCI assets	—	239	(239)	(100)%
Total noninterest income	$14,910	$13,054	$1,856	14%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $1.9 million, or 14% in the first six months of 2017 compared to the first six months of 2016. Core noninterest income1 grew 23% in the first six months of 2017 due primarily to the JCB acquisition, approximately $2.2 million. The Company's customer swap, card services and wealth management businesses all experienced growth in addition to JCB due to increased customer activity and new customer additions.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended June 30,
(in thousands)	2017	2016	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$15,798	$12,185	$3,613	30%
Occupancy - core	2,265	1,584	681	43%
Data processing - core	1,806	1,172	634	54%
FDIC and other insurance	650	738	(88)	(12)%
Professional fees - core	1,079	718	361	50%
Loan, legal and other real estate expense - core	629	218	411	189%
Other - core	5,571	3,831	1,740	45%
Core noninterest expense (1)	27,798	20,446	7,352	36%
Executive severance	—	332	(332)	(100)%
Merger related expenses	4,480	—	4,480	—%
Other non-core	389	250	139	56%
Other expenses related to non-core acquired loans	(16)	325	(341)	(105)%
Total noninterest expense	$32,651	$21,353	$11,298	53%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Six months ended June 30,
(in thousands)	2017	2016	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$31,006	$24,650	$6,356	26%
Occupancy - core	4,194	3,241	953	29%
Data processing - core	3,439	2,261	1,178	52%
FDIC and other insurance	1,474	1,461	13	1%
Professional fees - core	1,916	1,402	514	37%
Loan, legal and other real estate expense - core	851	472	379	80%
Other - core	9,864	7,394	2,470	33%
Core noninterest expense (1)	52,744	40,881	11,863	29%
Executive severance	—	332	(332)	(100)%
Merger related expenses	6,147	—	6,147	—%
Other non-core expenses	389	250	139	56%
Other expenses related to non-core acquired loans	107	652	(545)	(84)%
Total noninterest expense	$59,387	$42,115	$17,272	41%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $59.4 million for the six months ended June 30, 2017, compared to $42.1 million for the six months ended June 30, 2016. The increase was primarily due to the acquisition of JCB including merger related expenses. Core noninterest expenses1 increased $11.9 million to $52.7 million for the six months ended June 30, 2017, from $40.9 million for the prior year period. Core expenses increased from the acquisition as well as increases in Employee compensation and benefits from investments in revenue producing personnel.

The Company's Core efficiency ratio1 improved to 55.2% for the six months ended June 30, 2017 from 56.9% for the prior year, and reflects overall expense management and revenue growth trends mitigated by the acquisition of JCB. The conversion of JCB's core systems was completed late in the second quarter. The Company expects to achieve additional cost savings from the JCB transaction throughout 2017 and expects to continue to leverage its expense base principally through revenue growth. The Company anticipates core expenses, which exclude merger related costs, to be between $25 and $28 million per quarter for the rest of 2017. Core efficiency ratio is a non-GAAP measure. A reconciliation of Core efficiency ratio has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

Income Taxes

The Company's income tax expense for the six months ended June 30, 2017, which includes both federal and state taxes, was $5.5 million compared to $6.7 million for the same period of 2016. The combined federal and state effective income tax rate for the six months ended June 30, 2017 was 30.4%, compared to 35.1% for the same period in 2016. The decrease in the effective tax rate over the prior year period was caused by a change in accounting guidance that requires recording excess tax benefits on equity compensation awards to the income statement. For additional discussion of this guidance, refer to Note 1, Summary of Significant Accounting Policies.

Summary Balance Sheet

(in thousands)	June 30, 2017	December 31, 2016	Increase (decrease)
Total cash and cash equivalents	$117,764	$198,802	(81,038)	(40.8)%
Securities	701,498	541,260	160,238	29.6%
Loans	3,894,770	3,158,161	736,609	23.3%
Non-core acquired loans	35,807	39,769	(3,962)	(10.0)%
Total assets	5,038,696	4,081,328	957,368	23.5%
Deposits	3,921,251	3,233,361	687,890	21.3%
Total liabilities	4,489,943	3,694,230	795,713	21.5%
Total shareholders' equity	548,753	387,098	161,655	41.8%

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

(in thousands)	June 30, 2017	December 31, 2016	Increase (decrease)
Commercial and industrial	$1,796,342	$1,632,714	$163,628	10.0%
Commercial real estate - investor owned	750,256	544,808	205,448	37.7%
Commercial real estate - owner occupied	525,515	350,148	175,367	50.1%
Construction and land development	287,360	194,542	92,818	47.7%
Residential real estate	348,678	240,760	107,918	44.8%
Consumer and other	150,812	155,420	(4,608)	(3.0)%
Portfolio loans	3,858,963	3,118,392	740,571	23.7%
Non-core acquired loans	35,807	39,769	(3,962)	(10.0)%
Total loans	$3,894,770	$3,158,161	$736,609	23.3%

Portfolio loans grew by $740.6 million, ($675 million from JCB) to $3.9 billion at June 30, 2017, when compared to December 31, 2016. Non-core acquired loans totaled $35.8 million at June 30, 2017, a decrease of $4.0 million, or 10%, from December 31, 2016, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates portfolio loan growth with selected specialized lending detail:

	At the quarter ended
(in thousands)	June 30, 2017	December 31, 2016	Increase (decrease)
Enterprise value lending	$433,766	$388,798	$44,968	11.6%
C&I - general	894,787	794,451	100,336	12.6%
Life insurance premium financing	317,848	305,779	12,069	3.9%
Tax credits	149,941	143,686	6,255	4.4%
CRE, Construction, and land development	1,563,131	1,089,498	473,633	43.5%
Residential	348,678	240,760	107,918	44.8%
Other	150,812	155,420	(4,608)	(3.0)%
Portfolio loans	$3,858,963	$3,118,392	$740,571	23.7%

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Allowance at beginning of period, for portfolio loans	$39,148	$34,373	$37,565	$33,441
Loans charged off:
Commercial and industrial	(6,035)	(157)	(6,168)	(225)
Real estate:
Commercial	(45)	—	(45)	—
Construction and land development	(5)	—	(5)	—
Residential	(265)	—	(274)	—
Consumer and other	(39)	(6)	(68)	(11)
Total loans charged off	(6,389)	(163)	(6,560)	(236)
Recoveries of loans previously charged off:
Commercial and industrial	57	502	137	555
Real estate:
Commercial	103	23	201	98
Construction and land development	49	8	58	14
Residential	62	36	87	70
Consumer and other	20	3	29	7
Total recoveries of loans	291	572	512	744
Net loan charge-offs	(6,098)	409	(6,048)	508
Provision for loan losses	3,623	716	5,156	1,549
Allowance at end of period, for portfolio loans (1)	$36,673	$35,498	$36,673	$35,498

Allowance at beginning of period, for purchased credit impaired loans	$5,477	$9,569	$5,844	$10,175
Loans charged off	(48)	(495)	(48)	(983)
Recoveries of loans	—	—	—	—
Other	(96)	(187)	(315)	(232)
Net loan charge-offs	(144)	(682)	(363)	(1,215)
Provision reversal for PCI loan losses	(207)	(336)	(355)	(409)
Allowance at end of period, for purchased credit impaired loans	$5,126	$8,551	$5,126	$8,551

Total allowance at end of period	$41,799	$44,049	$41,799	$44,049

Portfolio loans, average	$3,839,266	$2,874,532	$3,673,012	$2,483,488
Portfolio loans, ending (1)	3,810,470	2,883,909	3,810,470	2,883,909
Net charge-offs to average portfolio loans (1)	0.64%	(0.06)%	0.33%	(0.04)%
Allowance for portfolio loan losses to loans (1)	0.96%	1.23%	0.96%	1.23%

(1) Excludes PCI loans.

The provision for loan losses on portfolio loans for the six months ended June 30, 2017 was $5.2 million, compared to $1.5 million for the comparable 2016 period. The provision is reflective of a chargeoff and reserve increase on a single nonperforming relationship, growth in the portfolio, and maintaining a prudent credit risk posture.

There was $0.4 million of provision reversal for loan losses on PCI loans for the six months ended June 30, 2017, compared to provision reversal of $0.4 million for the comparable 2016 period.

The allowance for loan losses on portfolio loans was 0.96% (1.15% excluding loans acquired from JCB) of portfolio loans at June 30, 2017 compared to 1.23% at June 30, 2016. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Non-accrual loans	$12,405	$12,585	$10,493
Restructured loans	676	2,320	2,320
Total nonperforming loans (1)	13,081	14,905	12,813
Other real estate from originated loans	283	740	2,741
Other real estate from acquired loans	246	240	2,160
Total nonperforming assets (1) (2)	$13,610	$15,885	$17,714

Total assets	$5,038,696	$4,081,328	$3,761,665
Portfolio loans (1)	3,810,470	3,158,161	2,883,909
Portfolio loans plus other real estate (1)	3,810,999	3,159,141	2,888,810
Nonperforming loans to portfolio loans (1)	0.34%	0.47%	0.44%
Nonperforming assets to total loans plus other real estate (1) (2)	0.36	0.50	0.61
Nonperforming assets to total assets (1) (2)	0.27	0.39	0.47
Allowance for loans to nonperforming loans (1)	280%	252%	277%

(1) Excludes PCI loans, except for their inclusion in total assets.
(2) Other real estate from PCI loans included in Nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 1, Note 5 – Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Commercial and industrial	$10,003	$12,284	$4,748
Commercial real estate	287	655	248
Construction and land development	1,489	1,904	2,576
Residential real estate	1,293	62	670
Consumer and other	9	—	4,571
Total	$13,081	$14,905	$12,813

The following table summarizes the changes in nonperforming loans:

	Six months ended June 30,
(in thousands)	2017	2016
Nonperforming loans beginning of period	$14,905	$9,100
Additions to nonaccrual loans	6,111	7,555
Additions to restructured loans	676	2,320
Charge-offs	(6,508)	(35)
Other principal reductions	(1,820)	(4,932)
Moved to other real estate	(283)	(283)
Nonperforming loans end of period	$13,081	$12,813

Other real estate
Other real estate at June 30, 2017, was $0.5 million, compared to $4.9 million at June 30, 2016.

The following table summarizes the changes in Other real estate:

	Six months ended June 30,
(in thousands)	2017	2016
Other real estate beginning of period	$980	$8,366
Additions and expenses capitalized to prepare property for sale	2,063	2,203
Writedowns in value	(18)	—
Sales	(2,496)	(5,668)
Other real estate end of period	$529	$4,901

Writedowns in fair value are recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $4.5 billion at June 30, 2017, compared to $3.7 billion at December 31, 2016. The increase in liabilities was largely due to a $688 million increase in total deposits and a $201 million increase in Federal Home Loan Bank advances, partially offset by a decrease of $60 million in other borrowings.

Deposits

(in thousands)	June 30, 2017	December 31, 2016	Increase (decrease)
Demand deposits	$1,019,064	$866,756	152,308	17.6%
Interest-bearing transaction accounts	803,104	731,539	71,565	9.8%
Money market accounts	1,306,051	1,050,472	255,579	24.3%
Savings	199,950	111,435	88,515	79.4%
Certificates of deposit:
Brokered	133,606	117,145	16,461	14.1%
Other	459,476	356,014	103,462	29.1%
Total deposits	$3,921,251	$3,233,361	687,890	21.3%

Non-time deposits / total deposits	85%	85%
Demand deposits / total deposits	26%	27%

Total deposits at June 30, 2017 were $3.9 billion, an increase of $688 million, or 21%, from December 31, 2016, primarily from the acquisition of JCB ($675 million). The composition of our noninterest bearing deposits remained relatively stable at 26% of total deposits at June 30, 2017 compared to 27% at December 31, 2016.

Shareholders' Equity

Shareholders' equity totaled $549 million at June 30, 2017, an increase of $161.7 million from December 31, 2016. Significant activity during the six months ended June 30, 2017 was as follows:

•	Issuance of 3.3 million shares common stock for the JCB acquisition of $141.7 million

•	Net income of $24.3 million,

•	Dividends paid on common shares of $5.2 million.

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

The Company has a senior unsecured revolving credit agreement (the "Revolving Agreement") with another bank allowing for borrowings up to $20 million which is renewed through February 2018.  The proceeds can be used for general corporate purposes.  The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.  As of June 30, 2017, there were no outstanding balances under the Revolving Agreement.

As of June 30, 2017, the Company had $69.3 million of outstanding subordinated debentures as part of ten Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2017 the Bank has borrowing capacity of $229.1 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $917.2 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $85.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $623.9 million of the securities available for sale at June 30, 2017, $418.9 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $204.9 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.3 billion in unused commitments as of June 30, 2017. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of June 30, 2017, and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2017. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	June 30, 2017	December 31, 2016	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.84%	13.48%	10.00%
Tier 1 capital to risk-weighted assets	10.82%	10.99%	8.00%
Common equity tier 1 capital to risk-weighted assets	9.34%	9.52%	6.50%
Leverage ratio (Tier 1 capital to average assets)	10.09%	10.42%	5.00%
Tangible common equity to tangible assets[1]	8.56%	8.76%	N/A
Tier 1 capital	$493,719	$412,865
Total risk-based capital	585,593	506,349

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
The Company considers its Core performance measures presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans and related income and expenses, the impact of certain non-comparable items, and the Company's operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude the Change in FDIC receivable, Gain or loss on sale of other real estate from non-core acquired loans, and expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, facilities disposal and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. The Company believes that the tangible common equity ratio provides useful information to investors about the Company's capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.
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

Core Performance Measures

	For the Three Months ended			For the Six Months ended
(in thousands)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income	$45,633	$38,642	$33,783	$84,275	$66,211
Less: Incremental accretion income	2,584	1,075	3,571	3,659	6,405
Core net interest income	43,049	37,567	30,212	80,616	59,806

Total noninterest income	7,934	6,976	7,049	14,910	13,054
Less: Gain (loss) on sale of other real estate from non-core acquired loans	—	—	705	—	705
Less: Other income from non-core acquired assets	—	—	239	—	239
Core noninterest income	7,934	6,976	6,105	14,910	12,110

Total core revenue	50,983	44,543	36,317	95,526	71,916

Provision for portfolio loans	3,623	1,533	716	5,156	1,549

Total noninterest expense	32,651	26,736	21,353	59,387	42,115
Less: Other expenses related to non-core acquired loans	(16)	123	325	107	652
Less: Merger related expenses	4,480	1,667	—	6,147	—
Less: Facilities disposal charge	389	—	—	389	—
Less: Executive severance	—	—	332	—	332
Less: Other non-core expenses	—	—	250	—	250
Core noninterest expense	27,798	24,946	20,446	52,744	40,881

Core income before income tax expense	19,562	18,064	15,155	37,626	29,486

Total income tax expense	5,545	5,106	6,747	10,651	12,633
Less: Non-core income tax expense[1]	(784)	190	1,510	(594)	2,499
Core income tax expense	6,329	4,916	5,237	11,245	10,134
Core net income	$13,233	$13,148	$9,918	$26,381	$19,352

Core diluted earnings per share	$0.56	$0.59	$0.49	$1.15	$0.96
Core return on average assets	1.06%	1.17%	1.07%	1.11%	1.06%
Core return on average common equity	9.72%	11.29%	10.89%	10.44%	10.78%
Core return on average tangible common equity	12.72%	13.75%	11.98%	13.22%	11.87%
Core efficiency ratio	54.52%	56.01%	56.30%	55.21%	56.85%

[1]Non-core income tax expense calculated at 38% of non-core pretax income plus an estimate of taxes payable related to non-deductible JCB acquisition costs.

Net Interest Margin to Core Net Interest Margin (fully tax equivalent)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net interest income	$46,096	$34,227	$85,243	$67,114
Less: Incremental accretion income	2,584	3,571	3,659	6,405
Core net interest income	$43,512	$30,656	$81,584	$60,709

Average earning assets	$4,641,198	$3,506,801	$4,451,253	$3,460,296
Reported net interest margin	3.98%	3.93%	3.86%	3.90%
Core net interest margin	3.76%	3.52%	3.70%	3.53%

Tangible common equity ratio

(in thousands)	June 30, 2017	December 31, 2016
Total shareholders' equity	$548,753	$387,098
Less: Goodwill	116,186	30,334
Less: Intangible assets	12,458	2,151
Tangible common equity	$420,109	$354,613

Total assets	$5,038,696	$4,081,328
Less: Goodwill	116,186	30,334
Less: Intangible assets	12,458	2,151
Tangible assets	$4,910,052	$4,048,843

Tangible common equity to tangible assets	8.56%	8.76%

Regulatory Capital to Risk-Weighted Assets

(in thousands)	June 30, 2017	December 31, 2016
Total shareholders' equity	$548,753	$387,098
Less: Goodwill	116,186	30,334
Less: Intangible assets, net of deferred tax liabilities	6,179	800
Less: Unrealized gains	329	(1,741)
Plus: Other	12	24
Common equity Tier 1 capital	426,071	357,729
Plus: Qualifying trust preferred securities	67,600	55,100
Plus: Other	48	36
Tier 1 capital	493,719	412,865
Plus: Tier 2 capital	91,874	93,484
Total risk-based capital	585,593	506,349

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$4,562,322	$3,757,161

Common equity tier 1 to risk-weighted assets	9.34%	9.52%
Tier 1 capital to risk-weighted assets	10.82%	10.99%
Total risk-based capital to risk-weighted assets	12.84%	13.48%

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

Acquisitions

Acquisitions and Business Combinations are accounted for using the acquisition method of accounting.  The assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets.

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

Purchased Credit Impaired ("PCI") Loans

Purchased credit impaired ("PCI") loans were acquired in a business combination or transaction that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Disposals of loans, including sales of loans, paydowns, payments in full or foreclosures result in the removal or reduction of the loan from the loan pool.

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

Allowance for Loan Losses on PCI Loans

The Company updates its cash flow projections for purchased credit-impaired loans on a periodic basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis and management’s assessment of loss exposure including the fair value of underlying collateral. The loan migration analysis is a matrix that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current performance at the measurement date. Loss severity factors are based upon industry data and historical experience.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	4.6%
+ 200 bp	3.2%
+ 100 bp	1.6%
- 100 bp	-7.2%

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2017. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance of the achievement of the objectives described above.

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

There were no repurchases of common stock by the Company during the quarter ended June 30, 2017.

ITEM 6: EXHIBITS

Exhibit No.	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Executive Employment Agreement by and between Enterprise Financial Services Corp and James B. Lally, dated May 2, 2017. (1)

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at June 30, 2017 and December 31, 2016; (ii) Consolidated Statement of Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2017 and 2016; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Financial Statements.

(1) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Enterprise Financial Services Corp, filed with the Commission on June 6, 2017.
* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of July 28, 2017.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer