Form 10-Q
period 2017-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2017-10-27
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2017.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of October 25, 2017, the Registrant had 23,064,850 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$76,777	$54,288
Federal funds sold	1,155	446
Interest-bearing deposits (including $2,949 and $675 pledged as collateral)	105,176	144,068
Total cash and cash equivalents	183,108	198,802
Interest-bearing deposits greater than 90 days	2,645	980
Securities available for sale	603,121	460,797
Securities held to maturity	76,168	80,463
Loans held for sale	6,411	9,562
Loans	4,030,658	3,158,161
Less: Allowance for loan losses	43,191	43,409
Total loans, net	3,987,467	3,114,752
Other real estate	491	980
Other investments, at cost	29,436	14,840
Fixed assets, net	32,803	14,910
Accrued interest receivable	14,213	11,117
State tax credits held for sale (including $1,274 and $3,585 carried at fair value)	35,291	38,071
Goodwill	117,345	30,334
Intangible assets, net	11,745	2,151
Other assets	131,244	103,569
Total assets	$5,231,488	$4,081,328

Liabilities and Shareholders' Equity
Demand deposits	$1,047,910	$866,756
Interest-bearing transaction accounts	814,338	731,539
Money market accounts	1,375,844	1,050,472
Savings	203,923	111,435
Certificates of deposit:
Brokered	170,701	117,145
Other	446,495	356,014
Total deposits	4,059,211	3,233,361
Subordinated debentures and notes (net of debt issuance cost of $1,169 and $1,267)	118,093	105,540
Federal Home Loan Bank advances	248,868	—
Other borrowings	209,104	276,980
Notes payable	10,000	—
Accrued interest payable	2,007	1,105
Other liabilities	37,869	77,244
Total liabilities	4,685,152	3,694,230

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,754,814 and 20,306,353 shares issued	237	203
Treasury stock, at cost; 691,673 and 261,718 shares, respectively	(23,268)	(6,632)
Additional paid in capital	349,485	213,078
Retained earnings	220,371	182,190
Accumulated other comprehensive loss	(489)	(1,741)
Total shareholders' equity	546,336	387,098
Total liabilities and shareholders' equity	$5,231,488	$4,081,328
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$48,020	$34,442	$135,253	$101,233
Interest on debt securities:
Taxable	3,855	2,410	10,670	7,194
Nontaxable	294	322	984	982
Interest on interest-bearing deposits	173	67	537	186
Dividends on equity securities	126	52	306	191
Total interest income	52,468	37,293	147,750	109,786
Interest expense:
Interest-bearing transaction accounts	523	332	1,721	967
Money market accounts	2,410	1,143	5,841	3,162
Savings accounts	125	68	332	191
Certificates of deposit	1,493	1,319	4,081	3,521
Subordinated debentures and notes	1,316	369	3,768	1,078
Federal Home Loan Bank advances	832	126	1,684	499
Notes payable and other borrowings	144	106	423	327
Total interest expense	6,843	3,463	17,850	9,745
Net interest income	45,625	33,830	129,900	100,041
Provision for portfolio loan losses	2,422	3,038	7,578	4,587
Provision reversal for purchased credit impaired loan losses	—	(1,194)	(355)	(1,603)
Net interest income after provision for loan losses	43,203	31,986	122,677	97,057
Noninterest income:
Service charges on deposit accounts	2,820	2,200	8,146	6,431
Wealth management revenue	2,062	1,694	5,949	5,000
Card services revenue	1,459	804	3,888	2,236
Gain (loss) on sale of other real estate	—	(226)	17	602
Gain on state tax credits, net	77	228	332	899
Gain on sale of investment securities	22	86	22	86
Miscellaneous income	1,932	2,190	4,928	4,776
Total noninterest income	8,372	6,976	23,282	20,030
Noninterest expense:
Employee compensation and benefits	15,090	12,091	46,096	37,398
Occupancy	2,434	1,705	6,628	4,997
Data processing	1,389	1,150	4,828	3,441
Professional fees	922	757	2,838	2,160
FDIC and other insurance	882	780	2,356	2,241
Loan legal and other real estate expense	586	416	1,544	1,126
Merger related expenses	315	302	6,462	302
Other	5,786	3,613	16,039	11,264
Total noninterest expense	27,404	20,814	86,791	62,929

Income before income tax expense	24,171	18,148	59,168	54,158
Income tax expense	7,856	6,316	18,507	18,949
Net income	$16,315	$11,832	$40,661	$35,209

Earnings per common share
Basic	$0.70	$0.59	$1.77	$1.76
Diluted	0.69	0.59	1.75	1.74
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$16,315	$11,832	$40,661	$35,209
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $(493) and $(494), and for nine months of $775 and $2,795, respectively	(805)	(796)	1,265	4,503
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $8 and $33, and for nine months of $8 and $33, respectively	(13)	(53)	(13)	(53)
Total other comprehensive income (loss)	(818)	(849)	1,252	4,450
Total comprehensive income	$15,497	$10,983	$41,913	$39,659

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2016	$—	$203	$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	—	—	—	—	40,661	—	40,661
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	1,252	1,252
Total comprehensive income	—	—	—	—	40,661	1,252	41,913
Cash dividends paid on common shares, $0.33 per share	—	—	—	—	(7,709)	—	(7,709)
Repurchase of common shares	—	—	(16,636)	—	—	—	(16,636)
Issuance under equity compensation plans, 148,597 shares, net	—	1	—	(2,574)	—	—	(2,573)
Share-based compensation	—	—	—	2,514	—	—	2,514
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc.	—	33	—	141,696	—	—	141,729
Reclassification for the adoption of ASU 2016-09	—	—	—	(5,229)	5,229	—	—
Balance September 30, 2017	$—	$237	$(23,268)	$349,485	$220,371	$(489)	$546,336

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2015	$—	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	—	—	—	—	35,209	—	35,209
Other comprehensive income	—	—	—	—	—	4,450	4,450
Cash dividends paid on common shares, $0.30 per share	—	—	—	—	(6,005)	—	(6,005)
Repurchase of common shares	—	—	(4,889)	—	—	—	(4,889)
Issuance under equity compensation plans, 156,592 shares, net	—	2	—	(1,652)	—	—	(1,650)
Share-based compensation	—	—	—	2,410	—	—	2,410
Excess tax benefit related to equity compensation plans	—	—	—	744	—	—	744
Balance September 30, 2016	$—	$203	$(6,632)	$212,091	$170,768	$4,668	$381,098

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands, except share data)	2017	2016
Cash flows from operating activities:
Net income	$40,661	$35,209
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,426	1,628
Provision for loan losses	7,223	2,984
Deferred income taxes	1,239	3,881
Net amortization of debt securities	2,064	2,350
Amortization of intangible assets	1,920	718
Gain on sale of investment securities	(22)	(86)
Mortgage loans originated for sale	(115,365)	(117,975)
Proceeds from mortgage loans sold	118,798	117,639
Gain on sale of other real estate	(17)	(602)
Gain on state tax credits, net	(332)	(899)
Excess tax benefit of share-based compensation	—	(744)
Share-based compensation	2,514	2,410
Net accretion of loan discount	(3,796)	(8,165)
Changes in:
Accrued interest receivable	(302)	(127)
Accrued interest payable	249	19
Other assets	755	(2,100)
Other liabilities	(44,398)	(8,057)
Net cash provided by operating activities	13,617	28,083
Cash flows from investing activities:
Proceeds from JCB acquisition, net of cash purchase price	4,456	—
Net increase in loans	(201,715)	(256,706)
Proceeds from the sale of securities, available for sale	144,076	2,493
Proceeds from the paydown or maturity of securities, available for sale	126,073	46,017
Proceeds from the paydown or maturity of securities, held to maturity	4,145	2,592
Proceeds from the redemption of other investments	29,159	44,968
Proceeds from the sale of state tax credits held for sale	4,391	4,918
Proceeds from the sale of other real estate	2,513	8,072
Payments for the purchase/origination of:
Available for sale debt and equity securities	(263,453)	(71,309)
Other investments	(45,224)	(48,283)
State tax credits held for sale	(145)	(2,349)
Fixed assets	(1,864)	(1,284)
Net cash used in investing activities	(197,588)	(270,871)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	20,684	44,695
Net increase in interest-bearing deposit accounts	39,998	295,539
Proceeds from Federal Home Loan Bank advances	1,394,181	1,309,000
Repayments of Federal Home Loan Bank advances	(1,145,681)	(1,290,000)
Proceeds from notes payable	10,000	—
Net decrease in other borrowings	(123,987)	(80,304)
Cash dividends paid on common stock	(7,709)	(6,005)
Excess tax benefit of share-based compensation	—	744
Payments for the repurchase of common stock	(16,636)	(4,889)
Issuance of common stock, net	(2,573)	(1,650)
Net cash provided by financing activities	168,277	267,130
Net increase (decrease) in cash and cash equivalents	(15,694)	24,342
Cash and cash equivalents, beginning of period	198,802	94,157
Cash and cash equivalents, end of period	$183,108	$118,499
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,948	$9,726
Income taxes	9,382	19,868
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$289	$2,683
Sales of other real estate financed	—	140
Common shares issued in connection with JCB acquisition	141,729	—

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In 2017, the Company changed its presentation of loans on the face of the Condensed Consolidated Balance Sheets to combine originated loans with purchased loans. See Note 5 - Loans for more information. The Company also changed its presentation of the Noninterest Income section on the face of the Condensed Consolidated Statements of Operations to separate card services revenue out of miscellaneous income. The Company adopted Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017. Among other elements, the ASU requires an entity to recognize all excess tax benefits and deficiencies related to stock-based compensation expense as income tax expense or benefit in the statements of operations. The ASU requires adjustments be reflected as of the beginning of the fiscal year of adoption and as a result, $5.2 million of previously recognized excess tax benefits were reclassified from Additional paid in capital to Retained earnings during the first quarter of 2017. The adoption resulted in a decrease to income tax expense of $1.8 million for the nine months ended September 30, 2017. Excess tax benefits related to stock compensation are presented as a cash inflow from operating activities for the nine months ended September 30, 2017 due to the prospective adoption of employee share-based payment guidance in 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

JCB shareholders received, based on their election, cash consideration in an amount of $85.39 per share of JCB common stock or 2.75 shares of EFSC common stock per share of JCB common stock, subject to allocation and proration procedures. Aggregate consideration at closing was 3.3 million shares of EFSC common stock and $29.3 million cash paid to JCB shareholders and holders of JCB stock options. Based on EFSC’s closing stock price of $42.95 on February 10, 2017, the overall transaction had a value of $171.0 million, including JCB’s common stock and stock options. The Company also recognized $6.5 million and $1.4 million of merger related costs that were recorded in noninterest expense in the statement of operations for the nine months ended September 30, 2017, and year ended December 31, 2016, respectively.

The acquisition of JCB has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill of $87.0 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of JCB into Enterprise. The goodwill is assigned as part of the Company's Banking reporting unit.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table presents the assets acquired and liabilities assumed of JCB as of February 10, 2017, and their preliminary estimated fair values:

(in thousands)	As Recorded by JCB	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$33,739	$—		$33,739
Interest-bearing deposits	1,715	—		1,715
Securities	148,670	—		148,670
Portfolio loans, net	685,905	(11,094)	(a)	674,811
Other real estate owned	6,762	(5,082)	(b)	1,680
Other investments	2,695	—		2,695
Fixed assets, net	21,780	(3,325)	(c)	18,455
Accrued interest receivable	2,794	—		2,794
Goodwill	7,806	(7,806)	(d)	—
Other intangible assets	25	11,489	(e)	11,514
Deferred tax assets	4,634	3,991	(f)	8,625
Other assets	19,107	(296)	(g)	18,811
Total assets acquired	$935,632	$(12,123)		$923,509

Liabilities assumed:
Deposits	$764,539	$629	(h)	$765,168
Other borrowings	55,430	681	(i)	56,111
Trust preferred securities	12,887	(382)	(j)	12,505
Accrued interest payable	653	—		653
Other liabilities	5,006	65	(k)	5,071
Total liabilities assumed	$838,515	$993		$839,508

Net assets acquired	$97,117	$(13,116)		$84,001

Consideration paid:
Cash				$29,283
Common stock				141,729
Total consideration paid				$171,012

Goodwill				$87,011

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

(c)
Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment. A decrease of $1.1 million was recorded during the third quarter of 2017 due to continued refinement of the purchase accounting calculations.

(d)	Eliminate JCB’s recorded goodwill.

(e)	Record the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum of years digits method over a 10 year useful life.

(f)	Adjustment for deferred taxes at the acquisition date. The adjustment decreased by $0.2 million during the current quarter due to continued refinement of the purchase accounting calculations.

(g)	Fair value adjustment based on evaluation of other assets.

(h)	Fair value adjustment to time deposits based on current interest rates.

(i)	Fair value adjustment to the FHLB advances based on current interest rates.

(j)	Fair value adjustment based on the Company's evaluation of the trust preferred securities.

(k)	A decrease of $0.1 million was recorded during the current quarter due to further refinement of the purchase accounting calculations.

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2017 and 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of JCB with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of September 30, 2017 are included in net income in the table below.

	Pro Forma
	Nine months ended September 30,
(in thousands, except per share data)	2017	2016
Total revenues (net interest income plus noninterest income)	$155,907	$146,623
Net income	40,151	42,298
Diluted earnings per common share	1.70	1.80

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income as reported	$16,315	$11,832	$40,661	$35,209

Weighted average common shares outstanding	23,324	19,997	22,914	20,002
Additional dilutive common stock equivalents	250	227	295	229
Weighted average diluted common shares outstanding	23,574	20,224	23,209	20,231

Basic earnings per common share:	$0.70	$0.59	$1.77	$1.76
Diluted earnings per common share:	$0.69	$0.59	$1.75	$1.74

For the three and nine months ended September 30, 2017 and 2016, there were no common stock equivalents excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	September 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,866	$271	$(14)	$100,123
Obligations of states and political subdivisions	32,684	887	(229)	33,342
Agency mortgage-backed securities	470,941	1,760	(3,045)	469,656
Total securities available for sale	$603,491	$2,918	$(3,288)	$603,121
Held to maturity securities:
Obligations of states and political subdivisions	$14,704	$159	$(15)	$14,848
Agency mortgage-backed securities	61,464	93	(145)	61,412
Total securities held to maturity	$76,168	$252	$(160)	$76,260

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$107,312	$348	$—	$107,660
Obligations of states and political subdivisions	36,486	630	(485)	36,631
Agency mortgage-backed securities	319,345	1,101	(3,940)	316,506
Total securities available for sale	$463,143	$2,079	$(4,425)	$460,797
Held to maturity securities:
Obligations of states and political subdivisions	$14,759	$11	$(242)	$14,528
Agency mortgage-backed securities	65,704	45	(638)	65,111
Total securities held to maturity	$80,463	$56	$(880)	$79,639

At September 30, 2017, and December 31, 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $449.8 million and $407.3 million at September 30, 2017, and December 31, 2016, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,940	$2,960	$—	$—
Due after one year through five years	110,538	111,122	184	194
Due after five years through ten years	15,710	16,241	12,996	13,126
Due after ten years	3,362	3,142	1,524	1,528
Agency mortgage-backed securities	470,941	469,656	61,464	61,412
	$603,491	$603,121	$76,168	$76,260

The following table represents a summary of investment securities that had an unrealized loss:

	September 30, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$10,127	$14	$—	$—	$10,127	$14
Obligations of states and political subdivisions	4,907	244	—	—	4,907	244
Agency mortgage-backed securities	332,037	2,721	11,307	469	343,344	3,190
	$347,071	$2,979	$11,307	$469	$358,378	$3,448

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$21,361	$408	$3,553	$320	$24,914	$728
Agency mortgage-backed securities	267,734	4,084	12,883	493	280,617	4,577
	$289,095	$4,492	$16,436	$813	$305,531	$5,305

The unrealized losses at both September 30, 2017, and December 31, 2016, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2017, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

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

(in thousands)	September 30, 2017	December 31, 2016
Loans not accounted for as ASC 310-30	$3,948,676	$3,118,392
Loans accounted for as ASC 310-30	81,982	39,769
Total loans	$4,030,658	$3,158,161

The following tables refer to loans not accounted for as ASC 310-30 loans.

Below is a summary of loans by category at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$1,861,285	$1,632,714
Real estate:
Commercial - investor owned	737,986	544,808
Commercial - owner occupied	553,512	350,148
Construction and land development	302,182	194,542
Residential	339,377	240,760
Total real estate loans	1,933,057	1,330,258
Consumer and other	155,514	156,182
Loans, before unearned loan fees	3,949,856	3,119,154
Unearned loan fees, net	(1,180)	(762)
Loans, including unearned loan fees	$3,948,676	$3,118,392

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment methodology through September 30, 2017, and at December 31, 2016, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2016	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Provision (provision reversal) for loan losses	1,835	(105)	(249)	(11)	(3)	66	1,533
Losses charged off	(133)	—	—	—	(9)	(29)	(171)
Recoveries	80	9	89	9	25	9	221
Balance at March 31, 2017	$28,778	$3,324	$2,730	$1,302	$2,036	$978	$39,148
Provision (provision reversal) for loan losses	2,955	(39)	354	(51)	451	(47)	3,623
Losses charged off	(6,035)	—	(45)	(5)	(265)	(39)	(6,389)
Recoveries	57	102	1	49	62	20	291
Balance at June 30, 2017	$25,755	$3,387	$3,040	$1,295	$2,284	$912	$36,673
Provision (provision reversal) for loan losses	1,126	376	245	305	299	71	2,422
Losses charged off	(613)	—	(45)	—	(503)	(75)	(1,236)
Recoveries	205	12	6	25	172	13	433
Balance at September 30, 2017	$26,473	$3,775	$3,246	$1,625	$2,252	$921	$38,292

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance September 30, 2017
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,063	$120	$—	$186	$48	$—	$2,417
Collectively evaluated for impairment	24,410	3,655	3,246	1,439	2,204	921	35,875
Total	$26,473	$3,775	$3,246	$1,625	$2,252	$921	$38,292
Loans - Ending balance:
Individually evaluated for impairment	$7,646	$544	$1,513	$323	$667	$—	$10,693
Collectively evaluated for impairment	1,853,639	737,442	551,999	301,859	338,710	154,334	3,937,983
Total	$1,861,285	$737,986	$553,512	$302,182	$339,377	$154,334	$3,948,676

Balance December 31, 2016
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,909	$—	$—	$155	$—	$—	$3,064
Collectively evaluated for impairment	24,087	3,420	2,890	1,149	2,023	932	34,501
Total	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Loans - Ending balance:
Individually evaluated for impairment	$12,523	$430	$1,854	$1,903	$62	$—	$16,772
Collectively evaluated for impairment	1,620,191	544,378	348,294	192,639	240,698	155,420	3,101,620
Total	$1,632,714	$544,808	$350,148	$194,542	$240,760	$155,420	$3,118,392

A summary of nonperforming loans individually evaluated for impairment by category at September 30, 2017 and December 31, 2016, and the income recognized on impaired loans is as follows:

	September 30, 2017
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$13,981	$6,407	$1,044	$7,451	$2,020	$11,735
Real estate:
Commercial - investor owned	562	259	285	544	120	542
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	444	322	—	322	186	337
Residential	673	668	—	668	48	676
Consumer and other	—	—	—	—	—	—
Total	$15,660	$7,656	$1,329	$8,985	$2,374	$13,290

	December 31, 2016
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,341	$566	$11,791	$12,357	$2,909	$4,489
Real estate:
Commercial - investor owned	525	435	—	435	—	668
Commercial - owner occupied	225	231	—	231	—	227
Construction and land development	1,904	1,947	359	2,306	155	1,918
Residential	62	62	—	62	—	64
Consumer and other	—	—	—	—	—	—
Total	$15,057	$3,241	$12,150	$15,391	$3,064	$7,366

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Total interest income that would have been recognized under original terms	$306	$226	$961	$703
Total cash received and recognized as interest income on non-accrual loans	117	203	156	253
Total interest income recognized on accruing, impaired loans	8	32	55	63

There were no loans over 90 days past due and still accruing interest at September 30, 2017 or December 31, 2016. The recorded investment in nonperforming loans by category at September 30, 2017 and December 31, 2016, is as follows:

	September 30, 2017
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$6,730	$721	$7,451
Real estate:
Commercial - investor owned	544	—	544
Commercial - owner occupied	—	—	—
Construction and land development	322	—	322
Residential	668	—	668
Consumer and other	—	—	—
Total	$8,264	$721	$8,985

	December 31, 2016
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$10,046	$2,311	$12,357
Real estate:
Commercial - investor owned	435	—	435
Commercial - owner occupied	231	—	231
Construction and land development	2,286	20	2,306
Residential	62	—	62
Consumer and other	—	—	—
Total	$13,060	$2,331	$15,391

There were no portfolio loans restructured during the three months ended September 30, 2017 and 2016. The recorded investment by category for the portfolio loans that have been restructured during the nine months ended September 30, 2017 and 2016, is as follows:

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$676	$676	2	$2,341	$2,341
Real estate:
Commercial - investor owned	—	—	—	1	248	248
Commercial - owner occupied	—	—	—	—	—	—
Construction and land development	—	—	—	1	20	20
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	1	$676	$676	4	$2,609	$2,609

As of September 30, 2017, the Company had $2.2 million in specific reserves allocated to $9.5 million of loans that have been restructured. During the three and nine months ended September 30, 2016, there were no portfolio loans that subsequently defaulted. There were no portfolio loans restructured that subsequently defaulted during the three months ended September 30, 2017. Portfolio loans restructured that subsequently defaulted during the nine months ended September 30, 2017, are as follows:

	Nine months ended September 30, 2017
(in thousands, except for number of loans)	Number of loans	Recorded Balance
Commercial and industrial	2	$343
Real estate:
Commercial - investor owned	—	—
Commercial - owner occupied	—	—
Construction and land development	—	—
Residential	1	5
Consumer and other	—	—
Total	3	$348

The aging of the recorded investment in past due loans by portfolio class and category at September 30, 2017 and December 31, 2016 is shown below.

	September 30, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$9,147	$283	$9,430	$1,851,855	$1,861,285
Real estate:
Commercial - investor owned	986	—	986	737,000	737,986
Commercial - owner occupied	266	—	266	553,246	553,512
Construction and land development	—	323	323	301,859	302,182
Residential	485	668	1,153	338,224	339,377
Consumer and other	1,542	—	1,542	152,792	154,334
Total	$12,426	$1,274	$13,700	$3,934,976	$3,948,676

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$334	$171	$505	$1,632,209	$1,632,714
Real estate:
Commercial - investor owned	—	175	175	544,633	544,808
Commercial - owner occupied	212	225	437	349,711	350,148
Construction and land development	355	1,528	1,883	192,659	194,542
Residential	91	—	91	240,669	240,760
Consumer and other	7	—	7	155,413	155,420
Total	$999	$2,099	$3,098	$3,115,294	$3,118,392

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

The recorded investment by risk category of the loans by portfolio class and category at September 30, 2017, which is based upon the most recent analysis performed, and December 31, 2016 is as follows:

	September 30, 2017
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,708,153	$90,885	$62,247	$—	$1,861,285
Real estate:
Commercial - investor owned	720,912	12,592	4,482	—	737,986
Commercial - owner occupied	513,939	33,249	6,324	—	553,512
Construction and land development	298,613	2,558	1,011	—	302,182
Residential	328,434	3,989	6,954	—	339,377
Consumer and other	153,113	375	846	—	154,334
Total	$3,723,164	$143,648	$81,864	$—	$3,948,676

	December 31, 2016
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial and industrial	$1,499,114	$57,416	$76,184	$—	$1,632,714
Real estate:
Commercial - investor owned	530,494	10,449	3,865	—	544,808
Commercial - owner occupied	306,658	39,249	4,241	—	350,148
Construction and land development	185,505	6,575	2,462	—	194,542
Residential	233,479	2,997	4,284	—	240,760
Consumer and other	153,984	—	1,436	—	155,420
Total	$2,909,234	$116,686	$92,472	$—	$3,118,392

Below is a summary of PCI loans by category at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.26	$3,676	5.87	$3,523
Real estate:
Commercial - investor owned	7.29	45,865	6.95	8,162
Commercial - owner occupied	6.50	11,786	6.39	11,863
Construction and land development	5.93	7,927	5.80	4,365
Residential	6.05	12,661	5.64	11,792
Total real estate loans		78,239		36,182
Consumer and other	2.99	67	1.64	64
Purchased credit impaired loans		$81,982		$39,769
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at September 30, 2017 and December 31, 2016 is shown below:

	September 30, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,676	$3,676
Real estate:
Commercial - investor owned	429	396	825	45,040	45,865
Commercial - owner occupied	46	909	955	10,831	11,786
Construction and land development	—	478	478	7,449	7,927
Residential	748	992	1,740	10,921	12,661
Consumer and other	—	—	—	67	67
Total	$1,223	$2,775	$3,998	$77,984	$81,982

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,523	$3,523
Real estate:
Commercial - investor owned	—	—	—	8,162	8,162
Commercial - owner occupied	—	—	—	11,863	11,863
Construction and land development	—	—	—	4,365	4,365
Residential	169	51	220	11,572	11,792
Consumer and other	—	—	—	64	64
Total	$169	$51	$220	$39,549	$39,769

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the nine months ended September 30, 2017 and 2016.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2016	$66,003	$18,902	$13,176	$33,925
Acquisitions	68,763	14,296	5,312	49,155
Principal reductions and interest payments	(16,319)	—	—	(16,319)
Accretion of loan discount	—	—	(5,473)	5,473
Changes in contractual and expected cash flows due to remeasurement	11,110	(702)	3,776	8,036
Reductions due to disposals	(6,393)	(1,612)	(1,595)	(3,186)
Balance September 30, 2017	$123,164	$30,884	$15,196	$77,084

Balance December 31, 2015	$116,689	$26,765	$25,341	$64,583
Principal reductions and interest payments	(20,417)	—	—	(20,417)
Accretion of loan discount	—	—	(4,984)	4,984
Changes in contractual and expected cash flows due to remeasurement	9,194	975	(1,043)	9,262
Reductions due to disposals	(27,888)	(6,779)	(3,713)	(17,396)
Balance September 30, 2016	$77,578	$20,961	$15,601	$41,016

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $107.8 million and $54.6 million as of September 30, 2017, and December 31, 2016, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2017, the amount of unadvanced commitments on impaired loans was insignificant.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2017, and December 31, 2016, are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit	$1,263,809	$1,075,170
Letters of credit	74,007	78,954

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2017, and December 31, 2016, approximately $113 million and $90 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $0.4 million for estimated losses attributable to the unadvanced commitments at September 30, 2017, and December 31, 2016.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2017, the approximate remaining term of standby letters of credit range from 1 month to 4 years.

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

Risk Management Instruments. At September 30, 2017, the company has no derivative contracts used to manage risk.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Non-designated hedging instruments
Interest rate swap contracts	$270,542	$124,322	$1,902	$982	$1,902	$982
Foreign exchange forward contracts	1,376	3,034	1,376	3,034	1,376	3,034

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three and nine months ended September 30, 2017 and 2016, the gains and losses offset each other due to the Company's hedging of the client swaps and foreign exchange contracts with other bank counterparties.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$100,123	$—	$100,123
Obligations of states and political subdivisions	—	33,341	—	33,341
Residential mortgage-backed securities	—	469,657	—	469,657
Total securities available for sale	$—	$603,121	$—	$603,121
State tax credits held for sale	—	—	1,274	1,274
Derivative financial instruments	—	3,278	—	3,278
Total assets	$—	$606,399	$1,274	$607,673

Liabilities
Derivative financial instruments	$—	$3,278	$—	$3,278
Total liabilities	$—	$3,278	$—	$3,278

	December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$107,660	$—	$107,660
Obligations of states and political subdivisions	—	33,542	3,089	36,631
Residential mortgage-backed securities	—	316,506	—	316,506
Total securities available for sale	$—	$457,708	$3,089	$460,797
State tax credits held for sale	—	—	3,585	3,585
Derivative financial instruments	—	4,016	—	4,016
Total assets	$—	$461,724	$6,674	$468,398

Liabilities
Derivative financial instruments	$—	$4,016	$—	$4,016
Total liabilities	$—	$4,016	$—	$4,016

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At September 30, 2017, there were no Level 3 Auction Rate Securities. Auction Rate Securities at September 30, 2017 were valued using a Level 2 pricing source similar to our other securities available for sale.

•
State tax credits held for sale. At September 30, 2017, of the $35.3 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $1.3 million were carried at fair value. The remaining $34.0 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of September 30, 2017 and 2016.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarters ended September 30, 2017 or 2016.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarters ended September 30, 2017 and 2016.

	Securities available for sale, at fair value
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$—	$3,093	$3,089	$3,077
Total gains:
Included in other comprehensive income	—	1	4	17
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	(3,093)	—
Ending balance	$—	$3,094	$—	$3,094

Change in unrealized gains relating to assets still held at the reporting date	$—	$1	$—	$17

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$1,274	$4,774	$3,585	$5,941
Total gains:
Included in earnings	—	27	49	144
Purchases, sales, issuances and settlements:
Sales	—	—	(2,360)	(1,284)
Ending balance	$1,274	$4,801	$1,274	$4,801

Change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$27	$(655)	$(237)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of September 30, 2017.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended September 30, 2017	Total losses for the nine months ended September 30, 2017
Impaired loans	$2,743	$—	$—	$2,743	$613	$5,876
Other real estate	26	—	—	26	38	38
Total	$2,769	$—	$—	$2,769	$651	$5,914

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Impaired loans are reported at the fair value of the underlying collateral for collateral dependent loans. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. At September 30, 2017, impaired loans measured on a non-recurring basis had a principal balance of $3.9 million, with a valuation allowance of $1.2 million.

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$76,777	$76,777	$54,288	$54,288
Federal funds sold	1,155	1,155	446	446
Interest-bearing deposits	107,821	107,821	145,048	145,048
Securities available for sale	603,121	603,121	460,797	460,797
Securities held to maturity	76,168	76,260	80,463	79,639
Other investments, at cost	29,436	29,436	14,840	14,840
Loans held for sale	6,411	6,411	9,562	9,562
Derivative financial instruments	3,278	3,278	4,016	4,016
Loans, net	3,987,467	4,009,071	3,114,752	3,125,701
State tax credits, held for sale	35,291	37,781	38,071	41,264
Accrued interest receivable	14,213	14,213	11,117	11,117

Balance sheet liabilities
Deposits	4,059,211	4,057,561	3,233,361	3,232,414
Subordinated debentures and notes	118,093	100,062	105,540	86,052
Federal Home Loan Bank advances	248,868	249,168	—	—
Other borrowings	219,104	219,012	276,980	276,905
Derivative financial instruments	3,278	3,278	4,016	4,016
Accrued interest payable	2,007	2,007	1,105	1,105

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at September 30, 2017, and December 31, 2016.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at September 30, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$76,260	$—	$76,260
Portfolio loans, net	—	—	4,009,071	4,009,071
State tax credits, held for sale	—	—	36,508	36,508
Financial Liabilities:
Deposits	3,442,015	—	615,546	4,057,561
Subordinated debentures and notes	—	100,062	—	100,062
Federal Home Loan Bank advances	—	249,168	—	249,168
Other borrowings	—	219,012	—	219,012

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$79,639	$—	$79,639
Portfolio loans, net	—	—	3,125,701	3,125,701
State tax credits, held for sale	—	—	37,679	37,679
Financial Liabilities:
Deposits	2,760,202	—	472,212	3,232,414
Subordinated debentures and notes	—	86,052	—	86,052
Other borrowings	—	276,905	—	276,905

NOTE 9 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the "FASB") Accounting Standards Update ( the "ASU") 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" In August 2017, the FASB issued ASU 2017-12, "Targeted Improvement to Accounting for Hedging Activities". The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. In addition, the amendments in this update simplify the application of hedge accounting for preparers of financial statements, as well as improve the understandability of an entity's risk management activities being conveyed to financial statement users. The new guidance becomes effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and timing of adoption to determine the impact this standard may have on its financial statements.

FASB ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" which amends the scope of modification accounting for share-based payment awards. The amendments provide guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting with an intent to simplify the accounting under ASC 718. The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption being permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on the Company's consolidated financial statements.

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

FASB ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value through earnings, and eliminates the available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities where the fair value option has been elected, changes in fair value due to instrument-specific credit risk must be recognized in other comprehensive income. When measuring the fair value of financial instruments at amortized cost, the exit price must be used for disclosure purposes. The ASU also requires that financial assets and liabilities be presented separately in the notes to the financial statements. This ASU becomes effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted with some exceptions. The Company has evaluated its applicable equity investments and determined that they qualify for the measurement exception which allows those investments to be measured at their cost minus impairment. Any valuation adjustments will be recorded prospectively through net income, and the related disclosure will be included in the Notes to the Consolidated Financial Statements.

FASB ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance was originally effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this guidance to annual reporting periods beginning after December 15, 2017 for public companies, and permits early adoption on a limited basis. The Company has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of ASU 2014-09. The majority of the Company’s revenues are derived from loans which are excluded from the new standard; therefore, the new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company has decided upon the modified retrospective adoption method.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of statements about the future performance, operations products and services of the Company and its subsidiaries. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K or within this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2017 compared to the financial condition as of December 31, 2016. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2017, compared to the same periods in 2016. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2016.

Executive Summary

The Company closed its acquisition of Jefferson County Bancshares, Inc. (JCB) on February 10, 2017.  The results of operations of JCB are included in our consolidated results since this date. See Item 1-Note 2 - Acquisitions for more information.

Below are highlights of our financial performance for the three and nine months ended September 30, 2017, as compared to the linked quarter ended June 30, 2017, and prior year period.

(in thousands, except per share data)	For the Three Months ended/At			For the Nine Months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
EARNINGS
Total interest income	$52,468	$51,542	$37,293	$147,750	$109,786
Total interest expense	6,843	5,909	3,463	17,850	9,745
Net interest income	45,625	45,633	33,830	129,900	100,041
Provision for portfolio loans	2,422	3,623	3,038	7,578	4,587
Provision reversal for PCI loans	—	(207)	(1,194)	(355)	(1,603)
Net interest income after provision for loan losses	43,203	42,217	31,986	122,677	97,057
Total noninterest income	8,372	7,934	6,976	23,282	20,030
Total noninterest expense	27,404	32,651	20,814	86,791	62,929
Income before income tax expense	24,171	17,500	18,148	59,168	54,158
Income tax expense	7,856	5,545	6,316	18,507	18,949
Net income	$16,315	$11,955	$11,832	$40,661	$35,209

Basic earnings per share	$0.70	$0.51	$0.59	$1.77	$1.76
Diluted earnings per share	0.69	0.50	0.59	1.75	1.74

Return on average assets	1.27%	0.96%	1.23%	1.11%	1.26%
Return on average common equity	11.69%	8.78%	12.46%	10.37%	12.83%
Return on average tangible common equity	15.23%	11.49%	13.64%	13.25%	14.10%
Net interest margin (fully tax equivalent)	3.88%	3.98%	3.80%	3.87%	3.87%
Efficiency ratio	50.75%	60.95%	51.01%	56.66%	52.41%
Tangible book value per common share	$18.09	$17.89	$17.43

ASSET QUALITY (1)
Net charge-offs (recoveries)	$803	$6,104	$1,038	$6,851	$530
Nonperforming loans	8,985	13,081	19,942
Classified assets	80,757	93,795	101,545
Nonperforming loans to portfolio loans	0.23%	0.34%	0.66%
Nonperforming assets to total assets (1)	0.18%	0.27%	0.59%
Allowance for loan losses to portfolio loans	0.97%	0.96%	1.23%
Net charge-offs to average loans (annualized)	0.08%	0.64%	0.14%	0.24%	0.02%

(1) Excludes purchased credit impaired loans and related assets, except for their inclusion in total assets.

Below are highlights of the Company's Core performance measures, which we believe are important measures of financial performance, but are non-GAAP measures. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans, gain or loss on the sale of other real estate from non-core acquired loans, and expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, facilities disposal, and the gain or loss on sale of investment securities, which the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of Core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Three Months ended			For the Nine Months ended
(in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
CORE PERFORMANCE MEASURES (1)
Net interest income	$44,069	$43,049	$31,534	$124,685	$91,340
Provision for portfolio loans	2,422	3,623	3,038	7,578	4,587
Noninterest income	8,350	7,934	6,828	23,260	18,938
Noninterest expense	27,070	27,798	20,242	79,814	61,123
Income before income tax expense	22,927	19,562	15,082	60,553	44,568
Income tax expense	7,391	6,329	5,142	18,636	15,276
Net income	$15,536	$13,233	$9,940	$41,917	$29,292

Earnings per share	$0.66	$0.56	$0.49	$1.81	$1.45
Return on average assets	1.21%	1.06%	1.04%	1.14%	1.05%
Return on average common equity	11.13%	9.72%	10.47%	10.69%	10.67%
Return on average tangible common equity	14.50%	12.72%	11.46%	13.66%	11.73%
Net interest margin (fully tax equivalent)	3.75%	3.76%	3.54%	3.71%	3.53%
Efficiency ratio	51.64%	54.52%	52.77%	53.95%	55.43%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, the Company noted the following trends:

•
The Company reported net income of $40.7 million, or $1.75 per diluted share, for the nine months ended September 30, 2017, compared to $35.2 million, or $1.74 per diluted share, for the same period in 2016. The $0.01 increase in earnings per share primarily resulted from increases in net interest income and noninterest income including growth from the JCB acquisition, offset by a decline in contribution from non-core acquired assets and the impact of merger related expenses in 2017.

•
On a core basis[1], net income was $41.9 million, or $1.81 per share, for the nine months ended September 30, 2017, compared to $29.3 million, or $1.45 per share, in the prior year period. The earnings per share increase of $0.36 was primarily due to higher levels of core net interest income from continued growth in earning asset balances combined with 18 basis points of core net interest margin expansion. This increase was partially offset by an increase in core noninterest expense primarily from employee compensation and benefits as a result of the JCB acquisition.

•
Net interest income for the first nine months of 2017 increased $29.9 million or 30%, from the prior year period due to strong portfolio loan growth, net interest margin expansion and the acquisition of JCB.

•
Net interest margin for the first nine months of 2017 remained stable at 3.87% when compared to the prior year period. Core net interest margin[1], which excludes incremental accretion on non-core acquired loans, increased 18 basis points for the first nine months of 2017 from the prior year primarily due to core deposit-funded portfolio loan growth improving the earning asset mix, increased yield on portfolio loans, controlled increases in deposit costs, and the acquisition of JCB.

•
Noninterest income for the first nine months of 2017 increased $3.3 million or 16%, compared to the prior year period due primarily to the acquisition of JCB ($3.6 million). This increase was partially offset by prior year non-core gain on sale of other real estate and other non-core income from acquired assets.

•
Noninterest expenses were $86.8 million for the nine months ended September 30, 2017, compared to $62.9 million for the nine months ended September 30, 2016. Noninterest expenses for the nine months included $6.5 million of merger related expenses. Core noninterest expenses[1] were $79.8 million for the nine months ended September 30, 2017, compared to $61.1 million for the prior year period due to the JCB acquisition and two full quarters of JCB's expense base.

Balance sheet highlights:

•
Loans – Portfolio loans increased to $4.0 billion at September 30, 2017, increasing $878 million when compared to December 31, 2016. Excluding the acquisition of JCB, portfolio loans organically grew by $200 million in the first nine months of 2017. On a year-over-year basis, portfolio loans increased $959 million of which $281 million was organic loan growth and $678 million was from the acquisition of JCB. See Item 1, Note 5 – Portfolio Loans for more information.

•
Deposits – Total deposits at September 30, 2017 were $4.1 billion, an increase of $826 million, or 26% from December 31, 2016, and $934 million, or 30%, from September 30, 2016. $774 million of the increase in both periods is attributed to the acquisition of JCB. Core deposits, defined as total deposits excluding time deposits, were $3.4 billion at September 30, 2017, an increase of $114 million, or 3% , and $805 million, or 31%, from the linked quarter and prior year period, respectively. The trends in deposits reflect continued progress across our business lines, $636 million of core deposits from JCB, and some seasonality.

•
Asset quality – Nonperforming loans were $9.0 million at September 30, 2017, compared to $14.9 million at December 31, 2016. Nonperforming loans represented 0.23% of portfolio loans at September 30, 2017 versus 0.48% at December 31, 2016. There were no portfolio loans that were over 90 days delinquent and still accruing at September 30, 2017 or December 31, 2016.

Provision for portfolio loan losses was $7.6 million for the nine months ended September 30, 2017, compared to $4.6 million for the nine months ended September 30, 2016. See Item 1, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

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

	Three months ended September 30,
	2017			2016
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$3,866,434	$45,526	4.67%	$2,916,678	$30,980	4.23%
Tax-exempt portfolio loans (2)	38,202	623	6.47	41,495	611	5.86
Non-core acquired loans - contractual	35,120	553	6.25	53,198	789	5.90
Non-core acquired loans - incremental accretion		1,556	17.57		2,296	17.17
Total loans	3,939,756	48,258	4.86	3,011,371	34,676	4.58
Taxable investments in debt and equity securities	667,520	3,981	2.37	479,755	2,462	2.04
Non-taxable investments in debt and equity securities (2)	43,537	475	4.33	47,761	521	4.34
Short-term investments	61,859	173	1.11	50,193	67	0.53
Total securities and short-term investments	772,916	4,629	2.38	577,709	3,050	2.10
Total interest-earning assets	4,712,672	52,887	4.45	3,589,080	37,726	4.18
Noninterest-earning assets:
Cash and due from banks	76,661			58,178
Other assets	348,100			213,352
Allowance for loan losses	(41,939)			(45,692)
Total assets	$5,095,494			$3,814,918

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$805,073	$523	0.26%	$600,707	$332	0.22%
Money market accounts	1,314,274	2,410	0.73	1,075,747	1,143	0.42
Savings	200,394	125	0.25	108,075	68	0.25
Certificates of deposit	580,951	1,493	1.02	516,159	1,319	1.02
Total interest-bearing deposits	2,900,692	4,551	0.62	2,300,688	2,862	0.49
Subordinated debentures	118,086	1,316	4.42	56,807	369	2.59
Other borrowed funds	455,995	976	0.85	286,896	232	0.32
Total interest-bearing liabilities	3,474,773	6,843	0.78	2,644,391	3,463	0.52
Noninterest bearing liabilities:
Demand deposits	1,031,346			768,468
Other liabilities	35,662			24,198
Total liabilities	4,541,781			3,437,057
Shareholders' equity	553,713			377,861
Total liabilities & shareholders' equity	$5,095,494			$3,814,918
Net interest income		$46,044			$34,263
Net interest spread			3.67%			3.66%
Net interest margin			3.88%			3.80%
Core net interest margin (3)			3.75%			3.54%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.9 million and $0.8 million for the three months ended September 30, 2017 and 2016 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38.0% and 38.3% tax rate in 2017 and 2016, respectively. The tax-equivalent adjustments were $0.4 million for the three months ended September 30, 2017 and 2016, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

	Nine months ended September 30,
	2017			2016
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$3,713,188	$127,046	4.57%	$2,830,365	$88,667	4.18%
Tax-exempt portfolio loans (2)	41,703	1,998	6.41	41,526	1,899	6.11
Non-core acquired loans - contractual	37,043	1,753	6.33	60,420	2,693	5.95
Non-core acquired loans - incremental accretion		5,215	18.82		8,701	19.24
Total loans	3,791,934	136,012	4.80	2,932,311	101,960	4.64
Taxable investments in debt and equity securities	624,126	10,976	2.35	474,981	7,385	2.08
Non-taxable investments in debt and equity securities (2)	48,165	1,588	4.41	48,475	1,591	4.38
Short-term investments	75,125	537	0.96	47,771	186	0.52
Total securities and short-term investments	747,416	13,101	2.34	571,227	9,162	2.14
Total interest-earning assets	4,539,350	149,113	4.39	3,503,538	111,122	4.24
Noninterest-earning assets:
Cash and due from banks	76,086			56,618
Other assets	325,808			214,860
Allowance for loan losses	(43,901)			(44,567)
Total assets	$4,897,343			$3,730,449

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$786,945	$1,721	0.29%	$578,373	$967	0.22%
Money market accounts	1,272,939	5,841	0.61	1,056,565	3,162	0.40
Savings	185,218	332	0.24	102,589	191	0.25
Certificates of deposit	576,906	4,081	0.95	460,667	3,521	1.02
Total interest-bearing deposits	2,822,008	11,975	0.57	2,198,194	7,841	0.48
Subordinated debentures	116,239	3,768	4.33	56,807	1,078	2.53
Other borrowed funds	421,176	2,107	0.67	339,849	826	0.32
Total interest-bearing liabilities	3,359,423	17,850	0.71	2,594,850	9,745	0.50
Noninterest bearing liabilities:
Demand deposits	982,788			739,705
Other liabilities	30,809			29,196
Total liabilities	4,373,020			3,363,751
Shareholders' equity	524,323			366,698
Total liabilities & shareholders' equity	$4,897,343			$3,730,449
Net interest income		$131,263			$101,377
Net interest spread			3.68%			3.74%
Net interest margin			3.87%			3.87%
Core net interest margin (3)			3.71%			3.53%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $2.5 million and $1.6 million for the nine months ended September 30, 2017 and 2016 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38.0% and 38.3% tax rate in 2017 and 2016, respectively. The tax-equivalent adjustments were $1.4 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2017 compared to 2016
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$10,986	$3,560	$14,546	$29,551	$8,828	$38,379
Tax-exempt portfolio loans (3)	(50)	62	12	8	91	99
Non-core acquired loans	(1,075)	99	(976)	(4,408)	(18)	(4,426)
Taxable investments in debt and equity securities	1,081	438	1,519	2,527	1,064	3,591
Non-taxable investments in debt and equity securities (3)	(45)	(1)	(46)	(11)	8	(3)
Short-term investments	19	87	106	142	209	351
Total interest-earning assets	$10,916	$4,245	$15,161	$27,809	$10,182	$37,991

Interest paid on:
Interest-bearing transaction accounts	$127	$64	$191	$406	$348	$754
Money market accounts	298	969	1,267	742	1,937	2,679
Savings	58	(1)	57	148	(7)	141
Certificates of deposit	170	4	174	835	(275)	560
Subordinated debentures	573	374	947	1,603	1,087	2,690
Borrowed funds	197	547	744	235	1,046	1,281
Total interest-bearing liabilities	1,423	1,957	3,380	3,969	4,136	8,105
Net interest income	$9,493	$2,288	$11,781	$23,840	$6,046	$29,886
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

Net interest income (on a tax equivalent basis) was $46.0 million for the three months ended September 30, 2017, compared to $34.3 million for the same period of 2016, an increase of $11.8 million, or 34%. The tax-equivalent net interest margin was 3.88% for the third quarter of 2017, compared to 3.98% for the second quarter of 2017, and 3.80% in the third quarter of 2016. Portfolio loan growth and higher rates, combined with the acquisition of JCB, supported the $15.2 million increase in interest income over the prior year period. The yield on taxable portfolio loans increased 44 basis points from the prior year period to 4.67% for the three months ended September 30, 2017. The increase was due to the impact of interest rate increases which increased yields on variable rate loans and an improved earning asset mix. The run-off of higher yielding non-core acquired loans continues to negatively impact net interest margin and resulted in a $1.0 million decrease in interest income for the three months ended September 30, 2017 compared to the prior year period.

Net interest income (on a tax equivalent basis) was $131.3 million for the nine months ended September 30, 2017, compared to $101.4 million for the same period of 2016, an increase of $29.9 million, or 29%. The tax-equivalent net interest margin was 3.87% for the nine months ended September 30, 2017, consistent with 3.87% for the prior year period. The increase in net interest income was primarily due to the impact of rising interest rates which increased yields on variable rate loans and to an improved earning asset mix, partially offset by a decline in contributions from non-core acquired assets and higher rates on interest bearing liabilities.

Core net interest margin1 expanded 18 basis points from the prior year to 3.71% for the nine months ended September 30, 2017, primarily due to loan growth improving the earning asset mix, combined with increased yield on portfolio loans out-pacing the increase to borrowing costs. Core net interest margin also increased modestly from JCB purchase accounting adjustments. The Company continues to manage its balance sheet to grow core net interest income and expects to maintain core net interest margin over the coming quarters; however, pressure on funding costs could negate the expected trends in core net interest margin.

Non-Core Acquired Assets Contribution
The following table illustrates the non-core contribution of non-core acquired loans and related assets for the periods indicated.

	For the Three Months ended		For the Nine Months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Accelerated cash flows and other incremental accretion	$1,556	$2,296	$5,215	$8,701
Provision reversal for non-core acquired loan losses	—	1,194	355	1,603
Gain (loss) on sale of other real estate	—	(225)	—	480
Other income from other real estate	—	287	—	526
Other expenses	(19)	(270)	(126)	(922)
Non-core acquired assets income before income tax expense	$1,537	$3,282	$5,444	$10,388

Accelerated cash flows and other incremental accretion consists of the interest income on non-core acquired loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At September 30, 2017, the remaining accretable yield on the remaining non-core acquired portfolio was estimated to be $10 million and the non-accretable difference was approximately $15 million. Accelerated cash flows and other incremental accretion from these was $5.2 million for the nine months ended September 30, 2017, and $8.7 million for the same period in 2016. The Company estimates income from accelerated cash flows and other incremental accretion to be between $6 million and $8 million in total for 2017 and between $3 million and $5 million in 2018.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended September 30,
(in thousands)	2017	2016	Increase (decrease)
Service charges on deposit accounts	$2,820	$2,200	$620	28%
Wealth management revenue	2,062	1,694	368	22%
Card services revenue	1,459	804	655	81%
Gain on state tax credits, net	77	228	(151)	(66)%
Miscellaneous income - core	1,932	1,902	30	2%
Core noninterest income (1)	8,350	6,828	1,522	22%
Loss on sale of other real estate from non-core acquired loans	—	(225)	225	100%
Gain on sale of investment securities	22	86	(64)	(74)%
Other income from non-core acquired assets	—	287	(287)	(100)%
Total noninterest income	$8,372	$6,976	$1,396	20%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Nine months ended September 30,
(in thousands)	2017	2016	Increase (decrease)
Service charges on deposit accounts	$8,146	$6,431	$1,715	27%
Wealth management revenue	5,949	5,000	949	19%
Card services revenue	3,888	2,236	1,652	74%
Gain on state tax credits, net	332	899	(567)	(63)%
Gain on sale of other real estate - core	17	122	(105)	(86)%
Miscellaneous income - core	4,928	4,250	678	16%
Core noninterest income (1)	23,260	18,938	4,322	23%
Gain on sale of other real estate from non-core acquired loans	—	480	(480)	(100)%
Gain on sale of investment securities	22	86	(64)	(74)%
Other income from non-core acquired assets	—	526	(526)	(100)%
Total noninterest income	$23,282	$20,030	$3,252	16%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $3.3 million, or 16% in the first nine months of 2017 compared to the first nine months of 2016. Core noninterest income1 grew 23% in the first nine months of 2017 due primarily to the JCB acquisition contributing approximately $3.6 million. In addition, the Company's customer swap, card services and wealth management businesses all experienced growth due to increased customer activity and new customer additions. The Company expects continued growth in fee income of 5% - 7% for 2018.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended September 30,
(in thousands)	2017	2016	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$15,090	$11,910	$3,180	27%
Occupancy - core	2,434	1,679	755	45%
Data processing - core	1,389	1,135	254	22%
FDIC and other insurance	731	780	(49)	(6)%
Professional fees - core	920	540	380	70%
Loan, legal and other real estate expense - core	567	310	257	83%
Other - core	5,939	3,888	2,051	53%
Core noninterest expense (1)	27,070	20,242	6,828	34%
Merger related expenses	315	302	13	4%
Other expenses related to non-core acquired loans	19	270	(251)	(93)%
Total noninterest expense	$27,404	$20,814	$6,590	32%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Nine months ended September 30,
(in thousands)	2017	2016	Increase (decrease)
Core expenses (1):
Employee compensation and benefits - core	$46,096	$36,560	$9,536	26%
Occupancy - core	6,628	4,920	1,708	35%
Data processing - core	4,828	3,396	1,432	42%
FDIC and other insurance	2,356	2,241	115	5%
Professional fees - core	2,833	1,942	891	46%
Loan, legal and other real estate expense - core	1,418	782	636	81%
Other - core	15,655	11,282	4,373	39%
Core noninterest expense (1)	79,814	61,123	18,691	31%
Executive severance	—	332	(332)	(100)%
Merger related expenses	6,462	302	6,160	2,040%
Other non-core expenses	389	250	139	56%
Other expenses related to non-core acquired loans	126	922	(796)	(86)%
Total noninterest expense	$86,791	$62,929	$23,862	38%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $86.8 million for the nine months ended September 30, 2017, compared to $62.9 million for the nine months ended September 30, 2016. The increase was primarily due to the acquisition of JCB including merger related expenses. Core noninterest expenses1 increased $18.7 million to $79.8 million for the nine months ended September 30, 2017, from $61.1 million for the prior year period. Core expenses increased from the acquisition as well as from increases in Employee compensation and benefits from investments in revenue producing personnel.

The Company's Core efficiency ratio1 decreased to 54.0% for the nine months ended September 30, 2017, compared to 55.4% for the prior year period, and reflects continuing efforts to leverage its expense base and execution of the initiatives necessary to realize the expected cost savings from the JCB acquisition. The conversion of JCB's core systems was completed late in the second quarter of 2017. The Company expects to continue to invest in revenue producing associates and other infrastructure that supports additional growth. These investments are expected to result in expense growth, at a rate of 35% - 45% of projected revenue growth for 2018, resulting in modest improvement to the Company's efficiency ratio.

Income Taxes

The Company's income tax expense for the nine months ended September 30, 2017, which includes both federal and state taxes, was $7.9 million compared to $6.3 million for the same period of 2016. The combined federal and state effective income tax rate for the nine months ended September 30, 2017 was 31.3%, compared to 35.0% for the same period in 2016. The decrease in the effective tax rate over the prior year period was caused by additional tax credit investments and a change in accounting guidance that requires recording excess tax benefits on equity compensation awards to the income statement. For additional discussion of this guidance, refer to Note 1, Summary of Significant Accounting Policies.

Summary Balance Sheet

(in thousands)	September 30, 2017	December 31, 2016	Increase (decrease)
Total cash and cash equivalents	$183,108	$198,802	(15,694)	(7.9)%
Securities	679,289	541,260	138,029	25.5%
Loans	4,030,658	3,158,161	872,497	27.6%
Non-core acquired loans	34,157	39,769	(5,612)	(14.1)%
Total assets	5,231,488	4,081,328	1,150,160	28.2%
Deposits	4,059,211	3,233,361	825,850	25.5%
Total liabilities	4,685,152	3,694,230	990,922	26.8%
Total shareholders' equity	546,336	387,098	159,238	41.1%

Assets

Loans by Type

The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio, including the C&I category, is secured by real estate. The ability of the Company's borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market. The following table summarizes the composition of the Company's loan portfolio:

(in thousands)	September 30, 2017	December 31, 2016	Increase (decrease)
Commercial and industrial	$1,861,935	$1,632,714	$229,221	14.0%
Commercial real estate - investor owned	776,425	544,808	231,617	42.5%
Commercial real estate - owner occupied	555,686	350,148	205,538	58.7%
Construction and land development	306,410	194,542	111,868	57.5%
Residential real estate	341,695	240,760	100,935	41.9%
Consumer and other	154,350	155,420	(1,070)	(0.7)%
Portfolio loans	3,996,501	3,118,392	878,109	28.2%
Non-core acquired loans	34,157	39,769	(5,612)	(14.1)%
Total loans	$4,030,658	$3,158,161	$872,497	27.6%

Portfolio loans grew by $878.1 million, ($678 million from JCB) to $4.0 billion at September 30, 2017, when compared to December 31, 2016. Non-core acquired loans totaled $34.2 million at September 30, 2017, a decrease of $5.6 million, or 14%, from December 31, 2016, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates portfolio loan growth with selected specialized lending detail:

	At the quarter ended
(in thousands)	September 30, 2017	December 31, 2016	Increase (decrease)
Enterprise value lending	$455,983	$388,798	$67,185	17.3%
C&I - general	886,498	794,451	92,047	11.6%
Life insurance premium financing	330,957	305,779	25,178	8.2%
Tax credits	188,497	143,686	44,811	31.2%
CRE, Construction, and land development	1,638,521	1,089,498	549,023	50.4%
Residential real estate	341,695	240,760	100,935	41.9%
Consumer and other	154,350	155,420	(1,070)	(0.7)%
Portfolio loans	$3,996,501	$3,118,392	$878,109	28.2%

Specialized lending products, especially Enterprise value lending, Life insurance premium financing, and Tax credits, consist of primarily C&I loans, and have contributed significantly to the Company's loan growth. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our traditional three markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company's asset sensitive interest rate risk position. The Company continues to expect portfolio loan growth, excluding the acquisition of JCB, at or above 10% for 2017. For 2018, the Company expects organic loan growth in dollars to be at least equivalent to 2017 levels. With continued organic growth and the impact of the JCB acquisition increasing portfolio loan balances, 2018 portfolio loan growth is expected to be approximately 7% - 9%.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Allowance at beginning of period, for portfolio loans	$36,673	$35,498	$37,565	$33,441
Loans charged off:
Commercial and industrial	(613)	(2,044)	(6,781)	(2,269)
Real estate:
Commercial	(45)	—	(90)	—
Construction and land development	—	—	(5)	—
Residential	(503)	(25)	(777)	(25)
Consumer and other	(75)	(4)	(143)	(15)
Total loans charged off	(1,236)	(2,073)	(7,796)	(2,309)
Recoveries of loans previously charged off:
Commercial and industrial	205	69	342	624
Real estate:
Commercial	18	25	219	123
Construction and land development	25	913	83	927
Residential	172	26	259	96
Consumer and other	13	2	42	9
Total recoveries of loans	433	1,035	945	1,779
Net loan charge-offs	(803)	(1,038)	(6,851)	(530)
Provision for loan losses	2,422	3,038	7,578	4,587
Allowance at end of period, for portfolio loans (1)	$38,292	$37,498	$38,292	$37,498

Allowance at beginning of period, for purchased credit impaired loans	$5,126	$8,551	$5,844	$10,175
Loans charged off	(175)	(312)	(223)	(1,295)
Recoveries of loans	—	—	—	—
Other	(52)	(612)	(367)	(844)
Net loan charge-offs	(227)	(924)	(590)	(2,139)
Provision reversal for purchased credit impaired loan losses	—	(1,194)	(355)	(1,603)
Allowance at end of period, for purchased credit impaired loans	$4,899	$6,433	$4,899	$6,433

Total allowance at end of period	$43,191	$43,931	$43,191	$43,931

Portfolio loans, average	$3,904,636	$2,947,949	$3,754,891	$2,864,916
Portfolio loans, ending (1)	3,948,676	3,037,705	3,948,676	3,037,705
Net charge-offs to average portfolio loans (1)	0.08%	0.14%	0.24%	0.02%
Allowance for portfolio loan losses to loans (1)	0.97%	1.23%	0.97%	1.23%

(1) Excludes PCI loans.

The provision for loan losses on portfolio loans for the nine months ended September 30, 2017 was $7.6 million, compared to $4.6 million for same period in 2016. The provision is reflective of a chargeoff and reserve increase on a single nonperforming relationship, growth in the portfolio, and maintaining a prudent credit risk posture.

There was $0.4 million of provision reversal for loan losses on PCI loans for the nine months ended September 30, 2017, compared to provision reversal of $1.6 million for the comparable 2016 period.

The allowance for loan losses on portfolio loans was 0.97% of portfolio loans at September 30, 2017 compared to 1.23% at September 30, 2016. The decrease year over year was due to the addition of the JCB loan portfolio at fair value. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Non-accrual loans	$8,264	$12,585	$17,622
Restructured loans	721	2,320	2,320
Total nonperforming loans (1)	8,985	14,905	19,942
Other real estate from originated loans	251	740	2,719
Other real estate from acquired loans	240	240	240
Total nonperforming assets (1) (2)	$9,476	$15,885	$22,901

Total assets	$5,231,488	$4,081,328	$3,909,644
Portfolio loans (1)	3,948,676	3,158,161	3,037,705
Portfolio loans plus other real estate (1)	3,949,167	3,159,141	3,040,664
Nonperforming loans to portfolio loans (1)	0.23%	0.47%	0.66%
Nonperforming assets to total loans plus other real estate (1) (2)	0.24	0.50	0.75
Nonperforming assets to total assets (1) (2)	0.18	0.39	0.59
Allowance for loans to nonperforming loans (1)	426%	252%	188%

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

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Commercial and industrial	$7,451	$12,284	$13,160
Commercial real estate	544	655	252
Construction and land development	322	1,904	1,907
Residential real estate	—	62	124
Consumer and other	668	—	4,499
Total	$8,985	$14,905	$19,942

The following table summarizes the changes in nonperforming loans:

	Nine months ended September 30,
(in thousands)	2017	2016
Nonperforming loans beginning of period	$14,905	$9,100
Additions to nonaccrual loans	8,680	18,354
Additions to restructured loans	676	2,320
Charge-offs	(7,678)	(2,104)
Other principal reductions	(7,315)	(6,058)
Moved to other real estate	(283)	(283)
Moved to performing	—	(1,387)
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming loans end of period	$8,985	$19,942

Other real estate
Other real estate at September 30, 2017, was $0.5 million, compared to $3.0 million at September 30, 2016.

The following table summarizes the changes in Other real estate:

	Nine months ended September 30,
(in thousands)	2017	2016
Other real estate beginning of period	$980	$8,366
Additions and expenses capitalized to prepare property for sale	2,063	2,203
Writedowns in value	(56)	—
Sales	(2,496)	(7,610)
Other real estate end of period	$491	$2,959

Writedowns in fair value are recorded in loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $4.7 billion at September 30, 2017, compared to $3.7 billion at December 31, 2016. The increase in liabilities was largely due to a $826 million increase in total deposits and a $249 million increase in Federal Home Loan Bank advances, partially offset by a decrease of $68 million in other borrowings.

Deposits

(in thousands)	September 30, 2017	December 31, 2016	Increase (decrease)
Demand deposits	$1,047,910	$866,756	181,154	20.9%
Interest-bearing transaction accounts	814,338	731,539	82,799	11.3%
Money market accounts	1,375,844	1,050,472	325,372	31.0%
Savings	203,923	111,435	92,488	83.0%
Certificates of deposit:
Brokered	170,701	117,145	53,556	45.7%
Other	446,495	356,014	90,481	25.4%
Total deposits	$4,059,211	$3,233,361	825,850	25.5%

Non-time deposits / total deposits	85%	85%
Demand deposits / total deposits	26%	27%

Total deposits at September 30, 2017 were $4.1 billion, an increase of 26%, from December 31, 2016, primarily from the acquisition of JCB ($675 million). The composition of our noninterest bearing deposits remained relatively stable at 26% of total deposits at September 30, 2017 compared to 27% at December 31, 2016.

Shareholders' Equity

Shareholders' equity totaled $546 million at September 30, 2017, an increase of $159.2 million from December 31, 2016. Significant activity during the nine months ended September 30, 2017 was as follows:

•	Issuance of 3.3 million shares common stock for the JCB acquisition of $141.7 million,

•	Repurchase of 429,955 shares at an average price of $38.69, or $16.6 million pursuant to its publicly announced program,

•	Net income of $40.7 million, and

•	Dividends paid on common shares of $7.7 million.

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). A $15 million dividend was paid to the parent company from the Bank in October of 2017. Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments.

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

The Company has a senior unsecured revolving credit agreement (the "Revolving Agreement") with another bank allowing for borrowings up to $20 million which is renewed through February 2018.  The proceeds can be used for general corporate purposes.  The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.  As of September 30, 2017, there was $10 million in outstanding balances under the Revolving Agreement, which has subsequently been paid off.

As of September 30, 2017, the Company had $69.3 million of outstanding subordinated debentures as part of ten Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $13.9 million will be sufficient to meet all projected cash needs for the remainder of 2017.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2017 the Bank has borrowing capacity of $423.3 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $861.2 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with five correspondent banks totaling $75 million.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $603.1 million of the securities available for sale at September 30, 2017, $449.8 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $153.3 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.3 billion in unused commitments as of September 30, 2017. While this commitment level would exhaust the majority of the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), Common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of September 30, 2017, and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2017. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	September 30, 2017	December 31, 2016	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.33%	13.48%	10.00%
Tier 1 capital to risk-weighted assets	10.36%	10.99%	8.00%
Common equity tier 1 capital to risk-weighted assets	8.93%	9.52%	6.50%
Leverage ratio (Tier 1 capital to average assets)	9.88%	10.42%	5.00%
Tangible common equity to tangible assets[1]	8.18%	8.76%	N/A
Tier 1 capital	$491,315	$412,865
Total risk-based capital	584,931	506,349

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
The Company considers its core performance measures presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans and related income and expenses, the impact of certain non-comparable items, and the Company's operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude the gain or loss on sale of other real estate from non-core acquired loans, and expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, facilities disposal and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. The Company believes that the tangible common equity ratio provides useful information to investors about the Company's capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.
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

Core Performance Measures

	For the Three Months ended			For the Nine Months ended
(in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income	$45,625	$45,633	$33,830	$129,900	$100,041
Less: Incremental accretion income	1,556	2,584	2,296	5,215	8,701
Core net interest income	44,069	43,049	31,534	124,685	91,340

Total noninterest income	8,372	7,934	6,976	23,282	20,030
Less: Gain (loss) on sale of other real estate from non-core acquired loans	—	—	(225)	—	480
Less: Gain on sale of investment securities	22	—	86	22	86
Less: Other income from non-core acquired assets	—	—	287	—	526
Core noninterest income	8,350	7,934	6,828	23,260	18,938

Total core revenue	52,419	50,983	38,362	147,945	110,278

Provision for portfolio loans	2,422	3,623	3,038	7,578	4,587

Total noninterest expense	27,404	32,651	20,814	86,791	62,929
Less: Other expenses related to non-core acquired loans	19	(16)	270	126	922
Less: Merger related expenses	315	4,480	302	6,462	302
Less: Facilities disposal charge	—	389	—	389	—
Less: Executive severance	—	—	—	—	332
Less: Other non-core expenses	—	—	—	—	250
Core noninterest expense	27,070	27,798	20,242	79,814	61,123

Core income before income tax expense	22,927	19,562	15,082	60,553	44,568

Total income tax expense	7,856	5,545	6,316	18,507	18,949
Less: Non-core income tax expense[1]	465	(784)	1,174	(129)	3,673
Core income tax expense	7,391	6,329	5,142	18,636	15,276
Core net income	$15,536	$13,233	$9,940	$41,917	$29,292

Core diluted earnings per share	$0.66	$0.56	$0.49	$1.81	$1.45
Core return on average assets	1.21%	1.06%	1.04%	1.14%	1.05%
Core return on average common equity	11.13%	9.72%	10.47%	10.69%	10.67%
Core return on average tangible common equity	14.50%	12.72%	11.46%	13.66%	11.73%
Core efficiency ratio	51.64%	54.52%	52.77%	53.95%	55.43%

[1]Non-core income tax expense calculated at 38% of non-core pretax income plus an estimate of taxes payable related to non-deductible JCB acquisition costs.

Net Interest Margin to Core Net Interest Margin (fully tax equivalent)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net interest income	$46,047	$34,263	$131,290	$101,377
Less: Incremental accretion income	1,556	2,296	5,215	8,701
Core net interest income	$44,491	$31,967	$126,075	$92,676

Average earning assets	$4,712,672	$3,589,080	$4,539,350	$3,503,538
Reported net interest margin	3.88%	3.80%	3.87%	3.87%
Core net interest margin	3.75%	3.54%	3.71%	3.53%

Tangible common equity ratio

(in thousands)	September 30, 2017	December 31, 2016
Total shareholders' equity	$546,336	$387,098
Less: Goodwill	117,345	30,334
Less: Intangible assets	11,745	2,151
Tangible common equity	$417,246	$354,613

Total assets	$5,231,488	$4,081,328
Less: Goodwill	117,345	30,334
Less: Intangible assets	11,745	2,151
Tangible assets	$5,102,398	$4,048,843

Tangible common equity to tangible assets	8.18%	8.76%

Regulatory Capital to Risk-Weighted Assets

(in thousands)	September 30, 2017	December 31, 2016
Total shareholders' equity	$546,336	$387,098
Less: Goodwill	117,345	30,334
Less: Intangible assets, net of deferred tax liabilities	5,825	800
Less: Unrealized gains (losses)	(489)	(1,741)
Plus: Other	12	24
Common equity Tier 1 capital	423,667	357,729
Plus: Qualifying trust preferred securities	67,600	55,100
Plus: Other	48	36
Tier 1 capital	491,315	412,865
Plus: Tier 2 capital	93,616	93,484
Total risk-based capital	584,931	506,349

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$4,743,393	$3,757,161

Common equity tier 1 to risk-weighted assets	8.93%	9.52%
Tier 1 capital to risk-weighted assets	10.36%	10.99%
Total risk-based capital to risk-weighted assets	12.33%	13.48%

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	4.7%
+ 200 bp	3.2%
+ 100 bp	1.6%
- 100 bp	-6.1%

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2017. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended September 30, 2017.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2017 through July 31, 2017	67,201	39.84	67,201	1,747,081
August 1, 2017 through August 31, 2017	123,179	38.70	123,179	1,623,902
September 1, 2017 through September 30, 2017	239,575	38.37	239,575	1,384,327
Total	429,955	$38.69	429,955	1,384,327

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

ITEM 5: OTHER INFORMATION

Appointment to the Board of Directors

On October 27, 2017, the Enterprise Board of Directors appointed Michael T. Normile as a Director, filling the current vacancy on the Board. Effective immediately, Mr. Normile will serve as a Director of the Board until the Company's 2018 annual meeting of stockholders (when he is expected to be nominated for election by the stockholders of the Company). The Board of Directors has not yet determined on which board committees Mr. Normile will serve. There are no transactions between the Company and Mr. Normile that would be required to be reported under Item 404(a) of Regulation S-K.

The press release announcing the appointment of Michael T. Normile to the Board is being furnished as Exhibit 99.1 to this Quarterly Statement on Form 10-Q.

ITEM 6: EXHIBITS

Exhibit No.	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**99.1	Press Release, dated October 27, 2017, entitled "Enterprise Financial Services Corp Names Michael Normile to Board"

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at September 30, 2017 and December 31, 2016; (ii) Consolidated Statement of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of October 27, 2017.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer