Form 10-K
period 2017-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2018-02-23
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2017.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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
Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $932,503,000 based on the closing price of the common stock of $40.80 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017) as reported by the NASDAQ Global Select Market.
As of February 21, 2018, the Registrant had 23,162,169 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2017.

ENTERPRISE FINANCIAL SERVICES CORP
2017 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, and statements about future performance, operations, products and services. The ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: the ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” in Item 1A of this Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements.

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

PART 1
ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we” or the “Company” or “Enterprise”), a Delaware corporation, is a financial holding company headquartered in Clayton, Missouri incorporated in December 1994. We are the holding company for Enterprise Bank & Trust (the “Bank”), a full service financial institution offering banking and wealth management services to individuals and corporate customers largely located in the St. Louis, Kansas City, and Phoenix metropolitan markets. Our executive offices are located at 150 North Meramec, Clayton, Missouri 63105, and our telephone number is (314) 725-5500.

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

Business Strategy
Our stated mission is “Guiding people to a lifetime of financial success.” We have established an accompanying corporate vision, “To have a company where our associates are proud, our customers find easy to navigate, our investors value and our communities flourish.” These tenets are fundamental to our business strategies and operations.

Our business strategy is to generate shareholder returns by providing comprehensive financial services primarily to private businesses, their owner families, and other success-minded individuals. The Company has one segment for purposes of its financial reporting.

The Company offers a broad range of business and personal banking services including wealth management services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. Tax credit brokerage activities consist of the acquisition of Federal and State tax credits and the sale of these tax credits to clients. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”), provides financial planning, estate planning, investment management, and trust services to businesses, individuals, institutions, retirement plans, and non-profit organizations.

Key components of our strategy include a focused and relationship-oriented distribution and sales approach, with an emphasis on growing fee income and niche businesses, while maintaining prudent credit and interest rate risk management, appropriate supporting technology, and controlled expense growth.

Building long-term client relationships - Our growth strategy is largely client relationship driven. We continuously seek to add clients who fit our target market of businesses, business owners, professionals, and associated relationships. Those relationships are maintained, cultivated, and expanded over time by trained, experienced banking officers and other professionals. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing or other deposit sources, including advances from Federal Home Loan Bank of Des Moines (the “FHLB”), and brokered certificates of deposits.

Fee income business - We offer a broad range of Treasury Management products and services that benefit businesses ranging from large national clients to local merchants. Customized solutions and special product bundles are available to clients of all sizes. Responding to ever increasing needs for data/information security and improved functional efficiency, the Company continues to offer robust treasury systems that employ mobile technology and fraud detection/mitigation services. Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals, and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company's long-term relationship strategy. The Company also offers card services including debit cards, credit cards, and merchant services, international banking, and tax credit businesses that generate fee income.

Specialized lending and product niches - We have focused an increasing amount of our lending activities in specialty markets where we believe our expertise and experience as a commercial lender provides advantages over other competitors. In addition, we have developed expertise in certain product niches. These specialty niche activities focus on the following areas:

•
Enterprise Value Lending/Senior Debt Financing. We support mid-market company mergers and acquisitions in many domestic markets. We market directly to targeted private equity firms and provide primarily senior debt financing to portfolio companies.

•
Life Insurance Premium Finance. We specialize in financing high-end whole life insurance premiums utilized in high net worth estate planning, through relationships with boutique estate planners throughout the U.S.

•
Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of Federal and State Low Income Housing tax credits. In addition, we provide leveraged and other loans on projects funded through the Department of the Treasury CDFI New Markets Tax Credit program. In prior years, we were selected to distribute New Markets Tax Credits. In this capacity, we have been responsible for allocating a total of $183 million of tax credits to clients and projects.

•
Tax Credit Brokerage. We acquire 10-year streams of Missouri state tax credits from affordable housing development funds and sell the tax credits to clients and other individuals for tax planning purposes.

•	Enterprise Aircraft Finance. Beginning in 2016, we acquired a unit specializing in financing and leasing solutions for the acquisition of owner-operator fixed and rotor wing aircraft.
Capitalizing on technology - Our client technology product offerings include, but are not limited to, internet banking, mobile banking, treasury management products, remote deposit capture, check image, and statement and document imaging. Additional service offerings currently supported by the Bank include controlled disbursements, repurchase agreements, and sweep investment accounts. Our treasury management suite of products blends technology and personal service, which we believe often creates a competitive advantage over our competition. Technology products are also extensively utilized within the organization by associates in all lines of business including operations and support, customer service, and financial reporting for internal management purposes and for external compliance.

Maintaining asset quality - The Company monitors asset quality through formal, ongoing, multiple-level reviews of loans in each market and specialized lending niche. These reviews are overseen by the Company's credit administration department. In addition, the loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the Credit Committee of the Bank's Board of Directors.

Expense management - The Company manages expenses carefully through detailed budgeting and expense approval processes. We measure the “efficiency ratio” as a benchmark for improvement. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income).

Executive leadership - In February 2017, as part of an orderly succession and transition plan, the Company announced the resignation of Peter F. Benoist from the position of Chief Executive Officer ("CEO") and from the Company's board of directors. Concurrent with Mr. Benoist’s resignation, the Company announced that James B. Lally would succeed Mr. Benoist as CEO and as a member of the Board. The transition took place at the Company's 2017 annual meeting of stockholders on May 2, 2017.

Acquisitions and Divestitures
On February 10, 2017, the Company closed its acquisition of Jefferson County Bancshares, Inc. ("JCB"). JCB merged with and into the Company, and Eagle Bank and Trust Company of Missouri, JCB's wholly-owned subsidiary bank, merged with and into the Bank. As part of the acquisition, 3.3 million shares of the Company’s common stock were issued and approximately $29.3 million in cash was paid to JCB shareholders and holders of JCB stock options. The overall transaction had a value of approximately $171.0 million, including JCB’s common stock and stock options. The conversion of JCB's core systems was completed late in the second quarter of 2017.

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

Subordinated Notes
On November 1, 2016, the Company issued $50 million of 4.75% fixed-to-floating rate subordinated notes with a maturity date of November 1, 2026. The subordinated notes initially bear interest at an annual rate of 4.75%, with interest payable semiannually. Beginning November 1, 2021, the interest rate resets quarterly to the three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 338.7 basis points, payable quarterly. The Company used a portion of the proceeds from the issuance to pay the cash consideration at the closing of the acquisition of JCB. The remainder was for general corporate purposes.

Market Areas and Approach to Geographic Expansion
We operate in the St. Louis, Kansas City, and Phoenix metropolitan areas. The Company, as part of its expansion effort, plans to continue its strategy of operating branches with larger average deposits, and employing experienced staff who are compensated on the basis of performance and customer service.

St. Louis - As of December 31, 2017, we operated 19 banking facilities, and five limited service facilities in the St. Louis metropolitan area. The St. Louis market enjoys a stable, diverse economic base, and is ranked the 18th largest metropolitan statistical area in the United States. It is an attractive market with nearly 132,000 privately held businesses and more than 68,000 households with investable assets of $1.0 million or more.

Kansas City - We conducted operations in seven banking facilities in the Kansas City market as of December 31, 2017. Kansas City is also an attractive private company market with over 104,000 privately held businesses and more than 49,000 households with investable assets of $1.0 million or more. It is the 29th largest metropolitan area in the U.S.

Phoenix - We operated two banking facilities in the Phoenix metropolitan area as of December 31, 2017. Phoenix is the nation's 12th largest metropolitan area, and has more than 232,000 privately held businesses and more than 96,000 households with investable assets over $1.0 million. We believe Phoenix is a dynamic growth market and offers attractive prospects for our business.

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

Support of Bank Subsidiaries: Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Act, this longstanding policy has been given the force of law, and additional regulations promulgated by the Federal Reserve to further implement the intent of the statute are possible. As in the past, such financial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

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

Bank Subsidiary
At December 31, 2017, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

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

On July 2, 2013, the Federal Reserve approved a final rule to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. This regulatory capital framework, commonly referred to as Basel III, implements several changes to the U.S. regulatory capital framework required by the Dodd-Frank Act. The U.S. capital framework imposed higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for U.S. banking organizations.

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
All of the Bank’s capital ratios were at levels that qualify it to be “well capitalized” for regulatory purposes as of December 31, 2017.
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
UDAP and UDAAP: Banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Moreover, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.
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

The current U.S. administration has put in place changes to the financial services industry, including changes to policies and regulations that implement current federal law, including the Dodd-Frank Act, as well as a focus on reviewing and revising regulations promulgated during the prior administration. At this point we are unable to determine what impact potential policy changes might have on the Company or its subsidiaries.

Employees
As of December 31, 2017, we had 635 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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

Additionally, Kansas and Arizona have foreclosure laws that may hinder our ability to timely or fully recover on defaulted loans secured by property in their states. Kansas is a judicial foreclosure state, therefore all foreclosures must be processed through the Kansas state courts. Due to this process, it takes approximately one year for us to foreclose on real estate collateral located in the State of Kansas. Our ability to recover on defaulted loans secured by Kansas property may be delayed and our recovery efforts are lengthened due to this process. Arizona has an anti-deficiency statute with regards to certain types of residential mortgage loans. Our ability to recover on defaulted loans secured by residential mortgages may be limited to the fair value of the real estate securing the loan at the time of foreclosure.

Our commercial and industrial loans, enterprise value lending / senior debt financing transactions are underwritten based primarily on cash flow, profitability and enterprise value of the client and are not fully covered by the value of tangible assets or collateral of the client. Consequently, if any of these transactions becomes non-performing, we could suffer a loss of some or all of our value in the assets.
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

Our loan portfolio includes agricultural loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower's control.
We engage in lending to agricultural businesses, including farms, for both real estate loans and operational loans. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in additional provisions to increase our allowance for loan losses, and may have a material adverse effect on our financial condition and results of operations.

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
Liquidity is essential to our business. We are a holding company and depend on our subsidiaries for liquidity needs, including debt coverage requirements. An inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a substantial material adverse effect on our liquidity. Our access to funding sources in amounts that are adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include but are not limited to a decrease in the level of our business activity due to a market downturn, our failure to remain well capitalized, or adverse regulatory action against us. Our ability to acquire deposits or to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Missouri Division of Finance, the Federal Reserve Board, and the FDIC have the authority to compel or restrict certain actions if the Company's or the Bank's capital should fall below adequate capital standards as a result of future operating losses, or if its bank regulators determine that it has insufficient capital. Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank's operations; limiting the rate of interest the bank may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. These actions may limit the ability of the Bank or Company to execute its business plan and thus can lead to an adverse impact on the results of operations or financial position.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term client relationships based on top quality service and high ethical standards;

•	the scope, relevance, and pricing of products and services, including technological innovations to those products and services, offered to meet client needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	client satisfaction with our level of service; and/or

•	industry and general economic trends.

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
The acquisition of other financial services companies or assets present risks to the Company in addition to those presented by the nature of the business acquired. Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected results or cost savings.

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

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. In addition to the risks noted above, potential acquisitions may incur additional costs for diligence or break-up fees, even if the transaction is not consummated.

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

Additionally, executive leadership transitions and succession planning can be inherently difficult to manage and may cause disruption to our business. Executive leadership transitions inherently cause some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could suffer as a result. The loss of services of one or more members of senior management could have a material adverse effect on our business.

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

We may incur impairments to goodwill.
As of December 31, 2017, we had $117.3 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Financial deregulation measures proposed by the Trump administration and members of the U.S. Congress may create regulatory uncertainty for the financial sector and increase competition.
The Trump administration’s short-term legislative agenda may include certain deregulatory measures for the U.S. financial services industry including, but not limited to, changes to the Volcker Rule, the U.S. Risk Retention Rules, Basel III capital requirements, the FSOC’s authority, the role, responsibilities and enforcement strategies of the CFPB, capital issues, and various aspects of the Dodd-Frank Act, and implementing regulations promulgated pursuant to the Dodd-Frank Act.  Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities.  Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies including the provision of credit to borrowers.  Determining the full extent of the impact on us of any such potential financial reform legislation, or whether any such particular proposal will become law, is highly speculative.  However, any such changes may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which business is conducted.

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

The CFPB has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices. In addition, the Dodd-Frank Act enhanced the regulation of mortgage banking and gave to the CFPB oversight of many of the core laws which regulate the mortgage industry and the authority to implement mortgage regulations. Any new regulations adopted by the CFPB may significantly impact consumer mortgage lending and servicing.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution's performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to compliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations, and failure to comply with these laws could lead to a wide variety of sanctions.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for

us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our investment securities portfolio includes $12.9 million in capital stock of the FHLB of Des Moines as of December 31, 2017. This stock ownership is required for us to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including us, to make additional capital investments in the FHLB. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our financial condition, and results of operations may be materially and adversely affected.

The Volcker Rule limits the permissible strategies for managing our investment portfolio.
On December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule"). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies. The Volcker Rule limits or excludes us from holding certain investment securities, which we could otherwise use to diversify our assets and for asset/liability management.

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
We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including relationship management, mobile banking, general ledger, investment, deposit, loan servicing and loan origination systems. While we have selected these third-party vendors carefully and perform ongoing monitoring, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us, and replacing these third-party vendors could result in significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations as well as reputational risk.

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
The Company depends on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of the Company's revenue. Federal and state regulations limit the amount of dividends and the amount of payments that the Bank may make to the Company under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC, or Federal Reserve Board could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event that the Bank was restricted from paying dividends to the Company or making payments under the tax sharing agreement, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. If we are unable or determine not to pay dividends on our outstanding equity securities, the market price of such securities could be materially adversely affected.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2017, we had 19 banking locations, and five limited service facilities in the St. Louis metropolitan area, seven banking locations in the Kansas City metropolitan area, and two banking locations in the Phoenix metropolitan area. We own 16 of the facilities and lease the remainder. Most of the leases expire between 2018 and 2024 and include one or more renewal options of up to five years. One lease expires in 2029. All the leases are classified as operating leases. We believe all of our properties are in good condition.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices
The Company's common stock trades on the NASDAQ Global Select Market under the symbol “EFSC.” Below are the dividends declared by quarter along with the closing, high, and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Select Market. There may have been other transactions at prices not known to the Company. As of February 21, 2018, the Company had 422 common stock shareholders of record and a market price of $47.90 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2017				2016
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$45.15	$42.35	$40.80	$42.40	$43.00	$31.25	$27.89	$27.04
High	46.25	42.70	45.35	46.25	43.65	31.96	29.06	29.36
Low	41.45	36.65	39.10	38.20	30.93	26.37	25.04	25.01
Cash dividends paid on common shares	0.11	0.11	0.11	0.11	0.11	0.11	0.10	0.09

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

Issuer Purchases of Equity Securities
The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2017.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1, 2017 through October 31, 2017	—	$—	—	1,384,327
November 1, 2017 through November 30, 2017	—	—	—	1,384,327
December 1, 2017 through December 31, 2017	128	44.50	—	1,384,327
Total	128	$44.50	—

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

The following graph* compares the cumulative total shareholder return on the Company's common stock from December 31, 2012 through December 31, 2017. The graph compares the Company's common stock with the NASDAQ Composite, and the SNL $1B-$5B Bank Index, as well as the SNL $5B-$10B Bank Index as the Company's total assets exceeded $5 billion in 2017. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2012 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending December 31,
Index	2012	2013	2014	2015	2016	2017
Enterprise Financial Services Corp	100.00	158.27	154.67	224.72	345.34	366.42
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04
SNL Bank $5B-$10B	100.00	154.28	158.92	181.04	259.37	258.40

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company's audited financial statements as of and for the five years ended December 31, 2017. This information should be read in connection with our audited consolidated financial statements, related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
($ in thousands, except per share data)	2017	2016	2015	2014	2013
EARNINGS SUMMARY:
Interest income	$202,539	$149,224	$132,779	$131,754	$153,289
Interest expense	25,235	13,729	12,369	14,386	18,137
Net interest income	177,304	135,495	120,410	117,368	135,152
Provision (provision reversal) for portfolio loan losses	10,764	5,551	4,872	4,409	(642)
Provision (provision reversal) for purchased credit impaired loan losses	(634)	(1,946)	(4,414)	1,083	4,974
Noninterest income	34,394	29,059	20,675	16,631	9,899
Noninterest expense	115,051	86,110	82,226	87,463	90,639
Income before income tax expense	86,517	74,839	58,401	41,044	50,080
Income tax expense[1]	38,327	26,002	19,951	13,871	16,976
Net income[1]	$48,190	$48,837	$38,450	$27,173	$33,104

PER SHARE DATA:
Basic earnings per common share[1]	$2.10	$2.44	$1.92	$1.38	$1.78
Diluted earnings per common share[1]	2.07	2.41	1.89	1.35	1.73
Cash dividends paid on common shares	0.44	0.41	0.26	0.21	0.21
Book value per common share	23.76	19.31	17.53	15.94	14.47
Tangible book value per common share	18.20	17.69	15.86	14.20	12.62

BALANCE SHEET DATA:
Ending balances:
Portfolio loans	$4,066,659	$3,118,392	$2,750,737	$2,433,916	$2,137,313
Allowance for portfolio loan losses	38,166	37,565	33,441	30,185	27,289
Non-core acquired loans, net of allowance for loan losses	25,980	33,925	64,583	83,693	125,100
Goodwill	117,345	30,334	30,334	30,334	30,334
Other intangible assets, net	11,056	2,151	3,075	4,164	5,418
Total assets	5,289,225	4,081,328	3,608,483	3,277,003	3,170,197
Deposits	4,156,414	3,233,361	2,784,591	2,491,510	2,534,953
Subordinated debentures and notes	118,105	105,540	56,807	56,807	62,581
FHLB advances	172,743	—	110,000	144,000	50,000
Other borrowings	253,674	276,980	270,326	239,883	214,331
Shareholders' equity	548,573	387,098	350,829	316,241	279,705
Tangible common equity	420,172	354,613	317,420	281,743	243,953

Average balances:
Portfolio loans	$3,810,055	$2,915,744	$2,520,734	$2,255,180	$2,097,920
Non-core acquired loans	35,761	55,992	87,940	119,504	168,662
Earning assets	4,611,670	3,570,186	3,163,339	2,921,978	2,875,765
Total assets	4,980,229	3,796,478	3,381,831	3,156,994	3,126,537
Interest-bearing liabilities	3,396,382	2,634,700	2,344,861	2,209,188	2,237,111
Shareholders' equity	532,306	371,587	335,095	301,756	259,106
Tangible common equity	414,458	338,662	301,165	266,655	222,186

[1]Includes $12.1 million ($0.52 per share) deferred tax asset revaluation charge for 2017 due to U.S. corporate income tax reform.

	Years ended December 31,
	2017	2016	2015	2014	2013
SELECTED RATIOS:
Return on average common equity	9.05%	13.14%	11.47%	9.01%	12.78%
Return on average tangible common equity	11.63	14.42	12.77	10.19	14.90
Return on average assets	0.97	1.29	1.14	0.86	1.06
Efficiency ratio	54.35	52.33	58.28	65.27	62.49
Total loan yield (1)	4.84	4.66	4.72	5.14	6.36
Cost of interest-bearing liabilities	0.74	0.52	0.53	0.65	0.81
Net interest spread (1)	3.69	3.71	3.72	3.91	4.60
Net interest margin (1)	3.88	3.84	3.86	4.07	4.78
Nonperforming loans to total loans (2)	0.39	0.48	0.33	0.91	0.98
Nonperforming assets to total assets (2) (3)	0.31	0.39	0.48	0.74	0.90
Net charge-offs to average loans (2)	0.27	0.05	0.06	0.07	0.31
Allowance for loan losses to total loans (2)	0.95	1.20	1.22	1.24	1.28
Dividend payout ratio - basic	21.27	16.81	13.68	15.37	11.92

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2017. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company's business operations described in Item 1.

Executive Summary
The Company closed its acquisition of Jefferson County Bancshares, Inc. ("JCB") on February 10, 2017. The results of operations of JCB are included in our consolidated results since this date. See Item 8, Note 2 - Acquisitions for more information.

The following table indicates a summary of the acquired assets and liabilities at fair value:

(in thousands)
Assets acquired:
Cash and cash equivalents	$33,739
Interest-bearing deposits	1,715
Securities	148,670
Portfolio loans, net	674,811
Other real estate owned	1,680
Other investments	2,695
Fixed assets, net	18,455
Accrued interest receivable	2,794
Other intangible assets	11,514
Deferred tax assets	8,625
Other assets	18,811
Total assets acquired	$923,509

Liabilities assumed:
Deposits	$765,168
Other borrowings	56,111
Trust preferred securities	12,505
Accrued interest payable	653
Other liabilities	5,071
Total liabilities assumed	$839,508

Net assets acquired	$84,001

Consideration paid:
Cash	$29,283
Common stock	141,729
Total consideration paid	$171,012

Goodwill	$87,011

Below are highlights of our financial performance for the year ended December 31, 2017 as compared to the years ended December 31, 2016 and 2015.

($ in thousands, except per share data)	For the Years ended December 31,
	2017	2016	2015
EARNINGS
Total interest income	$202,539	$149,224	$132,779
Total interest expense	25,235	13,729	12,369
Net interest income	177,304	135,495	120,410
Provision for portfolio loans	10,764	5,551	4,872
Provision reversal for purchased credit impaired loans	(634)	(1,946)	(4,414)
Net interest income after provision for loan losses	167,174	131,890	119,952
Total noninterest income	34,394	29,059	20,675
Total noninterest expense	115,051	86,110	82,226
Income before income tax expense	86,517	74,839	58,401
Income tax expense	38,327	26,002	19,951
Net income	$48,190	$48,837	$38,450

Basic earnings per share	$2.10	$2.44	$1.92
Diluted earnings per share	2.07	2.41	1.89

Return on average assets	0.97%	1.29%	1.14%
Return on average common equity	9.05%	13.14%	11.47%
Return on average tangible common equity	11.63%	14.42%	12.77%
Net interest margin (fully tax equivalent)	3.88%	3.84%	3.86%
Efficiency ratio	54.35%	52.33%	58.28%

ASSET QUALITY (1)
Net charge-offs	$10,163	$1,427	$1,616
Nonperforming loans	15,687	14,905	9,100
Classified assets	73,239	93,452	67,761
Nonperforming loans to total loans	0.39%	0.48%	0.33%
Nonperforming assets to total assets (2)	0.31%	0.39%	0.48%
Allowance for loan losses to total loans	0.95%	1.19%	1.18%
Net charge-offs to average loans	0.27%	0.05%	0.06%

(1) Excludes PCI loans and related assets, except for their inclusion in total assets.
(2) Other real estate from PCI acquired loans included in nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

Below are highlights of the Company's core performance measures, which we believe are important measures of financial performance, but are "non-GAAP financial measures." Generally, a non-GAAP financial measure is a measure of a company's financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The Company's core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans, and exclude the change in the FDIC loss share receivable, gain or loss on the sale of other real estate from non-core acquired loans, and expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, facilities charges, deferred tax asset revaluation associated with U.S. corporate income tax reform, and the gain or loss on sale of investment securities, which the Company believes are not indicative of or useful to measure the Company's operating performance on an ongoing basis. A reconciliation of core performance measures has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	For the Years ended December 31,
($ in thousands)	2017	2016	2015
CORE PERFORMANCE MEASURES (NON-GAAP) (1)
Net interest income	$169,586	$123,515	$107,618
Provision for portfolio loan losses	10,764	5,551	4,872
Noninterest income	34,378	26,787	25,575
Noninterest expense	107,960	82,217	77,472
Income before income tax expense	85,240	62,534	50,849
Income tax expense	25,328	21,297	17,058
Net income	$59,912	$41,237	$33,791

Diluted earnings per share	$2.58	$2.03	$1.66
Return on average assets	1.20%	1.09%	1.00%
Return on average common equity	11.26%	11.10%	10.08%
Return on average tangible common equity	14.46%	12.18%	11.22%
Net interest margin (fully tax equivalent)	3.72%	3.51%	3.46%
Efficiency ratio	52.93%	54.70%	58.17%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

The Company noted the following trends during 2017:

•
The Company reported net income of $48.2 million, or $2.07 per diluted share for 2017, compared to $48.8 million, or $2.41 per diluted share for 2016. Net income year over year increased from earnings of the acquisition of Jefferson County Bancshares, Inc. ("JCB") and organic growth coupled with net interest margin expansion. However, reported earnings declined from the prior year due to the deferred tax asset ("DTA") revaluation charge of $12.1 million, within income tax expense, due to U.S. corporate income tax reform.

•
On a core basis[1], net income was $59.9 million, or $2.58 per diluted share in 2017, compared to $41.2 million, or $2.03 per diluted share in 2016. Core earnings per share[1] and net income[1] for the year 2017 exclude negative impacts from the DTA revaluation associated with the U.S. corporate income tax reform of $0.52 per share ($12.1 million), and merger-related expenses of $0.18 (or $4.5 million after tax). These calculations also exclude income from non-core acquired loans of $0.20 per share ($5.4 million after tax).

•
Net interest income for 2017 totaled $177.3 million, an increase of $41.8 million, or 31%, compared to $135.5 million for 2016. Core net interest income[1] growth of $46.1 million, or 37%, was due to approximately 11 months of net interest income from the acquisition of JCB, organic growth in portfolio loan balances funded principally by core deposits[1], and a 21 basis point expansion of core net interest margin[1]. Additionally, non-core acquired assets[1] contributed $7.7 million to net interest income during 2017, but continued declining balances in this portfolio led to a $4.3 million decline from 2016 levels. This trend mitigated the impact of the expansion in core net interest margin1.

•
Net interest margin increased four basis points to 3.88% during 2017, compared to 3.84% in 2016, largely due to core net interest margin[1] expansion constricted by a reduction in incremental accretion on non-core acquired loans due to declining balances in this portfolio. Core net interest margin[1], defined as net interest margin (fully tax equivalent), including contractual interest on non-core acquired loans, but excluding the incremental accretion on these loans, increased twenty-one basis points to 3.72% in 2017, from 3.51% in the prior year. The increase was largely due to the impact of interest rate increases on the Company's asset sensitive balance sheet. Specifically, the yield on portfolio loans increased 41 basis points to 4.63% from 4.22% due to the effect of increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans. The increased cost of total deposits was limited to eight basis points and was 0.44% for 2017. The cost of total interest-bearing liabilities increased 22 basis points to 0.74%, which included the impact of the issuance of $50 million of 4.75% subordinated notes in November 2016.

•
Noninterest income increased $5.3 million, or 18%, to $34.4 million in 2017 compared to $29.1 million in 2016. This improvement was primarily due to higher income from deposit service charges, card services income, and wealth management revenue from the acquisition of JCB, and a growth in the client base. For 2017:

◦	Deposit service charges increased $2.4 million, or 28%

◦	Income from card services increased $2.3 million, or 74%

◦	Wealth management revenue increased $1.4 million, or 20%

◦	Other income increased $1.1 million, or 18%
This income growth was partially offset by lower gains on the sale of other real estate, which declined $1.7 million from 2016.

•
Noninterest expenses totaled $115.1 million for 2017, an increase of $28.9 million, or 34%, compared to 2016. Excluding non-comparable items, such as merger related expenses ($6.5 million), core noninterest expense[1] totaled $108.0 million, an increase of $25.7 million, or 31% from the prior year. The year-over-year increase primarily represents the additional operating and run-rate expenses associated with the JCB acquisition, as well as continued investments in underlying business growth. The Company's core efficiency ratio[1] was 52.93% for 2017, compared to 54.70% for the prior year. The improvement reflects continuing efforts to leverage the Company's expense base through revenue growth and completion of the initiatives necessary to realize the expected cost savings from the JCB acquisition.

•
As a result of changes to the U.S. corporate tax rate, a revaluation of the Company's DTA was completed in the fourth quarter, resulting in a $12.1 million charge to 2017 earnings. The effect of the charge on key performance measures is demonstrated in the table below:

Full Year 2017 Effect
Diluted Earnings Per Share	$(0.52)
Effective Income Tax Rate	14.00%
Return on Average Assets	(0.24)%
Return on Average Common Tangible Equity	(2.92)%

The resulting effective tax rate for the year was 44.3%. The revaluation expense is considered a non-core item and is not included in the Company's core numbers. The Company's core effective tax rate1 was 29.7% for the year ended December 31, 2017 compared to 34.1% for the prior year. The improvement in the core effective tax rate1 resulted primarily from the benefit of tax credit investments and other income tax planning initiatives. These decreases were partially offset by increased pre-tax earnings, which lessen the rate impact of permanent tax differences.

1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

2017 Significant Transactions
During 2017, we completed the following significant transactions:

•
On February 10, 2017, the Company announced the completion of its acquisition of JCB which was merged with and into the Company, and Eagle Bank and Trust Company of Missouri, JCB's wholly-owned subsidiary, merged with and into the Bank. As part of the acquisition, 3.3 million shares of the Company’s common stock were issued and approximately $29.3 million in cash was paid to JCB shareholders and holders of JCB stock options. The overall transaction had a value of approximately $171.0 million, including JCB’s common stock and stock options.

•	The Company repurchased 429,955 of its common shares at a weighted-average share price of $38.69, pursuant to its publicly announced program.

2016 Significant Transactions
During 2016, we completed the following significant transactions:

•
On October 10, 2016, the Company entered into a definitive merger agreement to acquire JCB headquartered in Jefferson County, Missouri. JCB is the parent holding company of Eagle Bank and Trust Company of Missouri. The transaction closed on February 10, 2017.

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

Balance sheet highlights

•
Loans - Loans totaled $4.1 billion at December 31, 2017, including $30.4 million of non-core acquired loans. Portfolio loans increased $948 million, or 30%, from December 31, 2016. Of this increase, $270 million, or 9%, was organic loan growth and $678 million was from the acquisition of JCB. See Item 8, Note 5 – Portfolio Loans for more information.

•
Deposits – Total deposits at December 31, 2017 were $4.2 billion, an increase of $923 million, or 29%, from December 31, 2016. The acquisition of JCB contributed $774 million of this increase. Core deposits, defined as total deposits excluding time deposits, were $3.6 billion at December 31, 2017, an increase of $817.4 million, or 29.6% largely due to the JCB acquisition ($636 million) and the continued progress across our regions and business lines.

•
Asset quality – Nonperforming assets were $16.2 million at December 31, 2017, an increase of 2% compared to $15.9 million at December 31, 2016. Nonperforming assets represented 0.31% of total assets at December 31, 2017, compared to 0.39% of total assets at December 31, 2016.

Provision for portfolio loan losses was $10.8 million in 2017, compared to $5.6 million in 2016. The Company experienced higher levels of charge-offs in 2017 in contrast to 2016, in addition to a reduction of recoveries in 2017 compared to 2016. See Item 8, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
Non-core acquired loans were those acquired from the FDIC and were previously covered by shared-loss agreements. These loans continue to be accounted for as purchased credit impaired loans. Approximately $44 million of loans acquired from JCB's portfolio are also accounted for as purchased credit impaired loans. However, all loans acquired from JCB are included in portfolio loans. The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	For the Years ended December 31,
	2017			2016			2015
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$3,774,484	$173,824	4.61%	$2,881,071	$120,803	4.19%	$2,486,369	$102,562	4.12%
Tax-exempt portfolio loans (2)	40,634	2,652	6.53	41,471	2,512	6.06	39,347	2,570	6.53
Non-core acquired loans - contractual	35,761	2,273	6.36	55,992	3,403	6.08	87,940	5,426	6.17
Non-core acquired loans - incremental		7,718	21.58		11,980	21.39		12,792	14.55
Total loans	3,850,879	186,467	4.84	2,978,534	138,698	4.66	2,613,656	123,350	4.72
Taxable investments in debt and equity securities	634,195	15,000	2.37	476,341	9,816	2.06	436,023	8,983	2.06
Non-taxable investments in debt and equity securities (2)	47,219	2,078	4.40	48,157	2,106	4.37	44,738	1,966	4.39
Short-term investments	79,377	804	1.01	67,154	370	0.55	68,922	211	0.31
Total securities and short-term investments	760,791	17,882	2.35	591,652	12,292	2.08	549,683	11,160	2.03
Total interest-earning assets	4,611,670	204,349	4.43	3,570,186	150,990	4.23	3,163,339	134,510	4.25
Noninterest-earning assets:
Cash and due from banks	79,189			57,237			50,017
Other assets	333,185			213,698			212,710
Allowance for loan losses	(43,815)			(44,643)			(44,235)
Total assets	$4,980,229			$3,796,478			$3,381,831

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$802,993	$2,195	0.27%	$606,899	$1,370	0.23%	$512,272	$1,149	0.22%
Money market accounts	1,286,796	8,708	0.68	1,075,055	4,439	0.41	949,814	2,993	0.32
Savings	189,516	459	0.24	105,115	262	0.25	88,399	219	0.25
Certificates of deposit	586,115	5,838	1.00	466,326	4,770	1.02	496,449	6,051	1.22
Total interest-bearing deposits	2,865,420	17,200	0.60	2,253,395	10,841	0.48	2,046,934	10,412	0.51
Subordinated debentures and notes	116,707	5,095	4.37	64,948	1,894	2.91	56,807	1,248	2.21
FHLB advances	192,489	2,356	1.22	109,713	555	0.51	41,283	128	0.31
Other borrowed funds	221,766	584	0.26	206,644	439	0.21	199,837	581	0.29
Total interest-bearing liabilities	3,396,382	25,235	0.74	2,634,700	13,729	0.52	2,344,861	12,369	0.53
Noninterest bearing liabilities:
Demand deposits	1,017,660			761,086			673,704
Other liabilities	33,881			29,105			28,171
Total liabilities	4,447,923			3,424,891			3,046,736
Shareholders' equity	532,306			371,587			335,095
Total liabilities & shareholders' equity	$4,980,229			$3,796,478			$3,381,831
Net interest income		$179,114			$137,261			$122,141
Net interest spread			3.69%			3.71%			3.72%
Net interest margin (tax equivalent)			3.88%			3.84%			3.86%
Core net interest margin (3)			3.72%			3.51%			3.46%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $3.4 million, $2.2 million, and $2.3 million for the years ended December 31, 2017, 2016, and 2015 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate. The tax-equivalent adjustments were $1.8 million for the years ended December 31, 2017 and 2016 respectively, and $1.7 million for the year ended December 31, 2015.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Taxable portfolio loans	$40,257	$12,764	$53,021	$16,524	$1,717	$18,241
Tax-exempt portfolio loans[3]	(52)	192	140	135	(193)	(58)
Non-core acquired loans	(5,648)	256	(5,392)	(7,756)	4,921	(2,835)
Taxable investments in debt and equity securities	3,586	1,598	5,184	831	2	833
Non-taxable investments in debt and equity securities[3]	(41)	13	(28)	150	(10)	140
Short-term investments	77	357	434	(5)	164	159
Total interest-earning assets	38,179	15,180	53,359	9,879	6,601	16,480

Interest paid on:
Interest-bearing transaction accounts	$499	$326	$825	$214	$7	$221
Money market accounts	1,006	3,263	4,269	431	1,015	1,446
Savings	204	(7)	197	42	1	43
Certificates of deposit	1,196	(128)	1,068	(351)	(930)	(1,281)
Subordinated debentures and notes	1,976	1,225	3,201	199	447	646
FHLB advances	625	1,176	1,801	309	118	427
Other borrowed funds	34	111	145	19	(161)	(142)
Total interest-bearing liabilities	5,540	5,966	11,506	863	497	1,360
Net interest income	$32,639	$9,214	$41,853	$9,016	$6,104	$15,120

[1]Change in volume multiplied by yield/rate of prior period.
[2]Change in yield/rate multiplied by volume of prior period.
[3]Nontaxable income is presented on a fully tax equivalent basis using a 38% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Comparison of 2017 and 2016
Net interest income (on a tax equivalent basis) was $179.1 million for 2017, compared to $137.3 million for 2016, an increase of $41.9 million, or 30%. Total interest income increased $53.4 million and total interest expense increased $11.5 million. The tax-equivalent net interest margin was 3.88% for 2017, compared to 3.84% for the prior year period. The increase in net interest income was primarily due to the impact of rising interest rates which increased yields on variable rate loans and to an improved earning asset mix combined with the acquisition of JCB, partially offset by a decline in contributions from non-core acquired assets and higher rates on interest bearing liabilities.

Average interest-earning assets increased $1 billion, or 29%, to $4.6 billion for the year ended December 31, 2017. Average total loans increased $872 million, or 29%, to $3.9 billion for the year ended December 31, 2017, from $3.0 billion for the year ended December 31, 2016, largely due to the JCB acquisition along with organic loan growth. Average securities and short-term investments increased $169 million, or 29%, to $760.8 million for 2017 compared to $591.7 million for 2016. Interest income on earning assets increased $38.2 million due to an increase in volume, which includes an offsetting $5.6 million decrease from the decline in non-core acquired loans as the balances continue to run off. Excluding non-core acquired loans, total interest income increased $43.8 million due to volume, primarily from portfolio loans. Interest income on earnings assets increased $15.2 million due to rising interest rates.

For the year ended December 31, 2017, average interest-bearing liabilities increased $762 million, or 29%, to $3.4 billion, compared to $2.6 billion for the year ended December 31, 2016. The increase in average interest-bearing liabilities resulted from a $612 million increase in average interest-bearing deposits, a $52 million increase in average subordinated debentures and notes, an $83 million increase in FHLB advances, and a $15 million increase in average other borrowed funds. Average interest-bearing deposits increased from the JCB acquisition, and our continued progress across our regions and business lines. The issuance of $50 million of subordinated notes on November 1, 2016 increased the average balance of subordinated debentures and notes for 2017 compared to 2016. Average other borrowed funds increased due to higher balances in customer repurchase agreements. For the year ended December 31, 2017, interest expense on interest-bearing liabilities increased $6.0 million due to higher rates from market conditions, and $5.5 million due to higher volumes, compared to the same period in 2016.

The Company continues to manage its balance sheet to grow core net income1 and expects to maintain core net interest margin1 over the coming quarters; however, pressure on funding costs could negate the expected trends in core net interest margin1.

Comparison of 2016 and 2015
Net interest income (on a tax equivalent basis) was $137.3 million for 2016, compared to $122.1 million for 2015, an increase of $15.1 million, or 12%. Total interest income increased $16.5 million and total interest expense increased $1.4 million.

Average interest-earning assets increased $406.8 million, or 13%, to $3.6 billion for the year ended December 31, 2016. Average loans increased $364.9 million, or 14%, to $3.0 billion for the year ended December 31, 2016, from $2.6 billion for the year ended December 31, 2015, largely due to strong portfolio growth in 2016, including growth in all major categories excluding non-core acquired loans. Average securities and short-term investments increased $42.0 million, to $591.7 million from 2015. Interest income on earning assets increased $9.9 million due to an increase in volume, which excludes an offsetting $7.8 million decrease from the decline in non-core acquired loans as the balances continue to run off. Excluding non-core acquired loans, total interest income increased $17.6 million due to volume, primarily from portfolio loans. Interest income on earnings assets increased $6.6 million due to changes in interest rates, largely from non-core acquired loans.

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

Non-Core Acquired Assets Contribution
The following table illustrates the financial contribution of non-core acquired loans and other assets for the most recent three fiscal years:

	For the Years ended December 31,
($ in thousands)	2017	2016	2015
Accelerated cash flows and other incremental accretion	$7,718	$11,980	$12,792
Provision reversal for loan losses	634	1,946	4,414
Gain (loss) on sale of other real estate	(6)	1,565	107
Other income from other real estate	—	621	—
FDIC loss share termination[1]	—	—	(2,436)
Change in FDIC loss share receivable	—	—	(5,030)
Change in FDIC clawback liability	—	—	(760)
Other expenses	(240)	(1,094)	(1,558)
Non-core acquired assets income before income tax expense	$8,106	$15,018	$7,529

1On December 7, 2015, the Company entered into an agreement with the FDIC to terminate all existing loss share agreements associated with the assets and assumption of liabilities acquired in four FDIC-assisted transactions from 2009 through 2011.

Non-core acquired loans contributed $5.0 million, $9.3 million, and $4.6 million of net income for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, the remaining accretable yield on the portfolio was estimated to be $10 million, and the non-accretable difference was $13 million. The Company estimates 2018 income from accelerated cash flows and other incremental accretion to be between $3 million and $5 million.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income:

	Years ended December 31,			Change from
($ in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Service charges on deposit accounts	$11,043	$8,615	$7,923	$2,428	$692
Wealth management revenue	8,102	6,729	7,007	1,373	(278)
Card services revenue	5,433	3,130	2,496	2,303	634
Gain on state tax credits, net	2,581	2,647	2,720	(66)	(73)
Gain on sale of other real estate - core	98	272	35	(174)	237
Miscellaneous income - core	7,121	5,394	5,394	1,727	—
Core noninterest income (1)	34,378	26,787	25,575	7,591	1,212
Gain (loss) on sale of other real estate from non-core acquired loans	(6)	1,565	107	(1,571)	1,458
Other income from non-core acquired assets	—	621	—	(621)	621
Gain on sale of investment securities	22	86	23	(64)	63
Change in FDIC loss share receivable	—	—	(5,030)	—	5,030
Total noninterest income	$34,394	$29,059	$20,675	$5,335	$8,384

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."
Noninterest income increased $5.3 million, or 18%, in 2017 compared to 2016. Core noninterest income1 increased $7.6 million, or 28%, in 2017. This improvement was primarily due to higher income from deposit service charges, wealth management revenue, and card services from the acquisition of JCB, as well as growth in the client base. This income growth was partially offset by lower gains on the sale of other real estate, which declined $1.7 million from 2016. Noninterest income increased $8.4 million, or 41%, in 2016 compared to 2015. The increase was largely due to an increase in the gain on sale of other real estate from non-core acquired loans of $1.5 million, and a decrease in the loss from the change in FDIC loss share receivable of $5.0 million.
The Company expects continued growth in fee income of 5% - 7% for 2018.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Years ended December 31,			Change from
($ in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Core expenses (1):
Employee compensation and benefits - core	$61,388	$48,932	$45,102	$12,456	$3,830
Occupancy - core	9,057	6,570	6,474	2,487	96
Data processing - core	6,272	4,663	4,229	1,609	434
Professional fees - core	3,779	2,614	3,401	1,165	(787)
FDIC and other insurance	3,194	3,018	2,790	176	228
Loan, legal, and other real estate expense - core	1,981	1,239	1,535	742	(296)
Other - core	22,289	15,181	13,941	7,108	1,240
Core noninterest expense (1)	107,960	82,217	77,472	25,743	4,745
Merger related expenses	6,462	1,386	—	5,076	1,386
Facilities disposal charge	389	1,040	—	(651)	1,040
Executive severance	—	332	—	(332)	332
FDIC loss share termination	—	—	2,436	—	(2,436)
FDIC clawback	—	—	760	—	(760)
Other expenses related to non-core acquired assets	240	1,094	1,558	(854)	(464)
Other non-core expenses	—	41	—	(41)	41
Total noninterest expense	$115,051	$86,110	$82,226	$28,941	$3,884

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses increased $28.9 million, or 34%, in 2017 compared to the prior period. Excluding non-comparable items, core noninterest expenses1 increased $25.7 million, or 31%. This increase primarily represents the additional operating and run-rate expenses associated with JCB, as well as continued investments in underlying business growth. Other core noninterest expense includes $1.4 million of tax credit investment amortization. These investments have a corresponding and higher benefit in the Company's income tax expense line and were consistent with the Company's overall tax planning efforts. Noninterest expenses increased $3.9 million, or 5%, in 2016 compared to 2015, partially due to $1.4 million of merger related expenses for the JCB acquisition and $1.0 million for a facilities disposal charge from lease buyouts of two unused facilities.

The Company expects to continue to invest in revenue producing associates and other infrastructure that supports additional growth during 2018. These investments are expected to result in expense growth, at a rate of 35% - 45% of projected revenue growth for 2018, resulting in modest improvement to the Company's efficiency ratio.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a net tax expense of $12.1 million in the period ending December 31, 2017. This net expense represents a revaluation of the Company's DTA for the corporate tax rate reduction.

In 2017, the Company recorded income tax expense of $38.3 million on pre-tax income of $86.5 million, resulting in an effective tax rate of 44.3%. The Company's effective tax rate was significantly higher than 2016 due to the DTA revaluation charge of $12.1 million to income tax expense and increased pre-tax earnings. These increases reduced the savings impact of permanent items. The following items impacted the 2017 effective tax rate:

•	tax credit investments made in the year yielded $1.6 million of federal tax credits, and

•	change in accounting standards resulted in $2.1 million of excess tax benefits on stock awards.

As a result of the new 21% corporate federal income tax rate, the Company expects its effective tax rate in 2018 to be approximately 17% - 19% with a 2% -3% lower rate in the first quarter expected due to the effect of vesting of employee stock awards.

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

In 2015, the Company recorded income tax expense of $20.0 million on pre-tax income of $58.4 million, resulting in an effective tax rate of 34.2%. The following items impacted the 2015 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $1.0 million, and

•	release of reserves for uncertain tax positions due to remeasurement of $0.4 million.

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total cash and cash equivalents	$153,323	$198,802	$94,157	(22.88)%	111.14%
Securities	715,131	541,260	495,484	32.12%	9.24%
Portfolio loans	4,066,659	3,118,392	2,750,737	30.41%	13.37%
Non-core acquired loans	30,391	39,769	74,758	(23.58)%	(46.80)%
Total assets	5,289,225	4,081,328	3,608,483	29.60%	13.10%
Deposits	4,156,414	3,233,361	2,784,591	28.55%	16.12%
Total liabilities	4,740,652	3,694,230	3,257,654	28.33%	13.40%
Total shareholders' equity	548,573	387,098	350,829	41.71%	10.34%
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

The following table sets forth the composition of the Company's loan portfolio by type of loans at the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Commercial and industrial	$1,919,145	$1,632,714	$1,484,327	$1,264,487	$1,041,576
Commercial real estate - investor owned	769,275	544,808	428,064	396,751	437,688
Commercial real estate - owner occupied	554,589	350,148	342,959	344,003	341,631
Construction and land development	345,209	194,542	161,061	143,878	117,032
Residential real estate	342,518	240,760	196,498	185,252	158,527
Consumer and other	135,923	155,420	137,828	99,545	40,859
Portfolio loans	$4,066,659	$3,118,392	$2,750,737	$2,433,916	$2,137,313
Non-core acquired loans	30,391	39,769	74,758	99,103	140,538
Total loans	$4,097,050	$3,158,161	$2,825,495	$2,533,019	$2,277,851

	December 31,
	2017	2016	2015	2014	2013
Commercial and industrial	47.2%	52.4%	54.0%	52.0%	48.7%
Commercial real estate - investor owned	18.9%	17.5%	15.5%	16.3%	20.5%
Commercial real estate - owner occupied	13.6%	11.2%	12.5%	14.1%	16.0%
Construction and land development	8.5%	6.2%	5.9%	5.9%	5.5%
Residential real estate	8.4%	7.7%	7.1%	7.6%	7.4%
Consumer and other	3.4%	5.0%	5.0%	4.1%	1.9%
Portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

C&I loans are made based on the borrower's ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations.

Real estate loans are also based on the borrower's character, but more emphasis is placed on the estimated cash flows from the operation of the property, or the underlying collateral values, or both.

At December 31, 2017, $332.4 million, or 24%, of the commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category and are located within our St. Louis, Kansas City, and Phoenix markets. These loans are underwritten based on the cash flow coverage of the property, the Company's loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. $74.5 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function is employed.

Residential real estate loans include residential mortgages, which are loans that, due to size or other attributes, do not qualify for conventional home mortgages available for sale in the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value.

Consumer and other loans represent loans to individuals, loans to state and political subdivisions, loans to nondepository financial institutions, and loans to purchase or are fully secured by investment securities. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination and thereafter.

The following table illustrates loan growth, including selected specialized lending detail, at December 31, 2017 and 2016:

	December 31,
($ in thousands)	2017	2016	Change	% Change
Enterprise value lending	$407,644	$388,798	$18,846	4.8%
C&I - general	911,790	794,451	117,339	14.8%
Life insurance premium financing	364,876	305,779	59,097	19.3%
Tax credits	234,835	143,686	91,149	63.4%
CRE, construction and land development	1,669,073	1,089,498	579,575	53.2%
Residential real estate	342,518	240,760	101,758	42.3%
Consumer and other	135,923	155,420	(19,497)	(12.5)%
Portfolio loans	$4,066,659	$3,118,392	$948,267	30.4%

The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. For the period ending December 31, 2017, C&I loans increased $286 million, or 18% from 2016. C&I loan growth also supports our efforts to maintain the Company's asset sensitive interest rate risk position. Additionally, our specialized products, especially Enterprise value lending, Life insurance premium financing, and Tax credit financing/lending, consist of primarily C&I loans, and have contributed significantly to the Company's loan growth. These loans are sourced through relationships developed with wealth and estate planning firms and private equity funds, and are not bound geographically by our three markets with branch facilities. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets.

The Enterprise value lending portfolio comprised 21% of the C&I category as of December 31, 2017. This portfolio primarily consists of loans in the manufacturing sector. As of December 31, 2017, the average outstanding balance of individual loans in this category was $4.3 million. The largest relationships within this category were a $15.6 million relationship in the administrative and support services sector and a $14.0 million relationship in the trucking industry.

2018 portfolio loan growth is expected to be approximately 7% - 9%.

Following is a further breakdown of our loan categories at December 31, 2017 and 2016:

	% of portfolio
	2017			2016
	Portfolio Loans	Non-core Acquired Loans	Total Loans	Portfolio Loans	Non-core Acquired Loans	Total Loans
Non Real estate
Commercial and industrial	47%	9%	47%	52%	9%	52%
Consumer and other	3%	—%	3%	5%	—%	5%
Total Non Real estate	50%	9%	50%	57%	9%	57%

Real estate:
Commercial - investor owned
Retail	6%	10%	6%	4%	8%	4%
Commercial office	6%	7%	6%	6%	11%	6%
Multi-family housing	2%	—%	2%	2%	1%	2%
Industrial/ Warehouse	3%	—%	3%	3%	—%	3%
Other	3%	—%	3%	3%	—%	3%
Total	20%	17%	20%	18%	20%	18%

Commercial - owner occupied
Commercial and industrial	8%	30%	8%	9%	29%	9%
Other	6%	1%	6%	2%	1%	2%
Total	14%	31%	14%	11%	30%	11%

Construction and land development	8%	11%	8%	6%	11%	6%

Residential
Investor owned	6%	27%	6%	1%	5%	1%
Owner occupied	2%	5%	2%	7%	25%	7%
Total	8%	32%	8%	8%	30%	8%

Total Real estate	50%	91%	50%	43%	91%	43%

Total	100%	100%	100%	100%	100%	100%

The following descriptions focus on portfolio loans at December 31, 2017, and exclude non-core acquired loans.

The commercial and industrial category represents $1.9 billion, or 47%, of portfolio loans. This category includes $615.6 million in loans secured by accounts receivable, inventory and equipment, $407.6 million from the Enterprise value lending portfolio, and $364.9 million in Life insurance premium financing. These loans consist of over 1100 relationships with an average outstanding balance of $1.8 million. The largest loans within this category are a $22.7 million term loan secured by accounts receivable and inventory and a $19.5 million term loan secured by life insurance premium financing within the St. Louis region.

The largest loans within the investor owned commercial real estate portfolio are retail and commercial office permanent loans. The Company had $246.9 million of investor owned permanent loans secured by retail properties. There were 121 loan relationships in this category with an average outstanding loan balance of $2.0 million. The largest loans outstanding at year end were a $13.3 million loan secured by a multi-tenant retail center in Phoenix, an $11.9 million loan secured by commercial land in the St. Louis area, and an $11.0 million loan secured by a hotel in Pennsylvania.

The Company had $234.7 million of investor owned permanent loans secured by commercial office properties. There were 94 loan relationships with an average outstanding loan balance of $2.5 million. The largest loans outstanding at year end were a $20.2 million loan secured by a multi-tenant office building in the St. Louis area, a $17.4 million loan secured by a multi-tenant office condominium complex in Phoenix, and a $13.8 million loan secured by a multi-tenant office building in the Kansas City region.

The largest loans within the owner occupied commercial real estate portfolio are commercial and industrial loans. The Company had $318.2 million of owner occupied loans secured by commercial and industrial properties. There were 345 loan relationships in this category with an average outstanding loan balance of $0.9 million. The largest loans outstanding at year end were a $9.8 million loan secured by an industrial building in Texas, a $8.8 million loan secured by an office building in Kansas, and an $7.3 million loan secured multi-tenant office building in Arizona.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2017, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2017 mature or reprice as follows:

	Loans Maturing or Repricing
($ in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total	Percent of Total Loans
Fixed rate loans (1) (2) (3)
Commercial and industrial	$138,249	$269,487	$28,326	$436,062	11%
Real estate:
Commercial	164,010	719,158	86,202	969,370	24%
Construction and land development	47,594	106,431	15,598	169,623	4%
Residential	48,474	143,491	33,566	225,531	5%
Consumer and other	12,969	30,202	22,450	65,621	2%
Non-core acquired loans	8,859	8,013	1,027	17,899	—%
Total	$420,155	$1,276,782	$187,169	$1,884,106	46%
Variable rate loans (1) (2)
Commercial and industrial	$1,431,681	$38,085	$13,317	$1,483,083	36%
Real estate:
Commercial	315,668	71,488	7,079	394,235	10%
Construction and land development	124,150	11,695	—	135,845	3%
Residential	91,691	23,057	2,239	116,987	3%
Consumer and other	48,810	21,492	—	70,302	2%
Non-core acquired loans	11,495	997	—	12,492	—%
Total	$2,023,495	$166,814	$22,635	$2,212,944	54%
Loans (1) (2)
Commercial and industrial	$1,569,930	$307,572	$41,643	$1,919,145	47%
Real estate:
Commercial	479,678	790,646	93,281	1,363,605	33%
Construction and land development	171,744	118,126	15,598	305,468	8%
Residential	140,165	166,548	35,805	342,518	8%
Consumer and other	61,779	51,694	22,450	135,923	3%
Non-core acquired loans	20,354	9,010	1,027	30,391	1%
Total	$2,443,650	$1,443,596	$209,804	$4,097,050	100%

(1) Loan balances are net of unearned loan fees.
(2) Not adjusted for impact of interest rate swap agreements.
(3) Fixed rate loans include variable rate loans with a rate floor that are currently accruing interest at the floor.

Fixed rate loans comprise 46% of the loan portfolio at December 31, 2017, and 54% of the Company's loans are variable rate loans, most of which are based on the prime rate or the LIBOR. The prime rate increased three times throughout 2017. In December 2017, the Federal Reserve raised the targeted Fed Funds rate 25 basis points from 1.25% to 1.50% resulting in a prime rate of 4.50% compared to 3.75% in December 2016. Most loan originations have one to three year maturities. Management monitors this mix as part of its interest rate risk management. See "Interest Rate Risk" of this MD&A section.

Of the $479.7 million of commercial real estate loans maturing in one year or less, $288.9 million, or 60%, represent loans secured by non-owner occupied commercial properties.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
($ in thousands)	2017	2016	2015	2014	2013
Allowance for portfolio loans, at beginning of period	$37,565	$33,441	$30,185	$27,289	$34,330
Loans charged off:
Commercial and industrial	(9,872)	(2,303)	(3,699)	(3,738)	(3,404)
Real estate:
Commercial	(207)	(95)	(702)	(700)	(4,991)
Construction and land development	(254)	—	(350)	(905)	(896)
Residential	(973)	(25)	(1,313)	(48)	(1,053)
Consumer and other	(201)	(1,912)	(27)	(165)	(34)
Total loans charged off	(11,507)	(4,335)	(6,091)	(5,556)	(10,378)
Recoveries of loans previously charged off:
Commercial and industrial	545	674	1,796	1,768	1,776
Real estate:
Commercial	235	1,165	1,567	1,101	776
Construction and land development	101	934	674	806	488
Residential	390	123	337	334	939
Consumer and other	73	12	101	34	—
Total recoveries of loans	1,344	2,908	4,475	4,043	3,979
Net loan charge-offs	(10,163)	(1,427)	(1,616)	(1,513)	(6,399)
Provision (provision reversal) for loan losses	10,764	5,551	4,872	4,409	(642)
Allowance for portfolio loans, at end of period	$38,166	$37,565	$33,441	$30,185	$27,289

Allowance for PCI loans, at beginning of period	$5,844	$10,175	$15,410	$15,438	$11,547
Loans charged off	(248)	(1,296)	(25)	(341)	(522)
Recoveries of loans	—	—	—	—	114
Other	(551)	(1,089)	(796)	(770)	(675)
Net loan charge-offs	(799)	(2,385)	(821)	(1,111)	(1,083)
Provision (provision reversal) for loan losses	(634)	(1,946)	(4,414)	1,083	4,974
Allowance for PCI loans, at end of period	$4,411	$5,844	$10,175	$15,410	$15,438

Total allowance, at end of period	$42,577	$43,409	$43,616	$45,595	$42,727

Portfolio loans, average	$3,810,055	$2,915,744	$2,520,734	$2,255,180	$2,097,920
Portfolio loans, ending (1)	4,022,896	3,118,392	2,750,737	2,433,916	2,137,313
Net charge-offs to average portfolio loans (1)	0.27%	0.05%	0.06%	0.07%	0.31%
Allowance for portfolio loan losses to loans (1)	0.95%	1.20%	1.22%	1.24%	1.28%

(1) Excludes PCI loans

The following table is a summary of the allocation of the allowance for loan losses on portfolio loans for the five years ended December 31, 2017:

	December 31,
	2017		2016		2015		2014		2013
($ in thousands)	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans	Allowance	Percent by Category to Portfolio Loans
Commercial and industrial	$26,406	47.2%	$26,996	52.4%	$22,056	54.0%	$16,983	52.0%	$12,246	48.7%
Real estate:
Commercial	7,198	33.5%	6,310	28.7%	6,453	28.0%	7,517	30.4%	10,696	36.5%
Construction and land development	1,487	7.6%	1,304	6.2%	1,704	5.9%	1,715	5.9%	2,136	5.5%
Residential	2,237	8.4%	2,023	7.7%	1,796	7.1%	2,830	7.6%	2,019	7.4%
Consumer and other	838	3.3%	932	5.0%	1,432	5.0%	1,140	4.1%	192	1.9%
Total allowance	$38,166	100.0%	$37,565	100.0%	$33,441	100.0%	$30,185	100.0%	$27,289	100.0%

The provision for loan losses on portfolio loans for the year ended December 31, 2017 was $10.8 million, compared to $5.6 million, and $4.9 million for the comparable 2016 and 2015 periods, respectively. The provision for loan losses for the years ended December 31, 2017 and 2016 was primarily to provide for net charge-offs incurred on impaired loans, as well as organic loan growth in the portfolio.

The allowance for portfolio loan losses was 0.95% of portfolio loans at December 31, 2017, compared to 1.20%, and 1.22%, at December 31, 2016 and 2015, respectively. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the re-measurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the re-measurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision reversal on PCI loans for the year ended December 31, 2017 was $0.6 million, compared to provision reversal of $1.9 million, and expense of $4.4 million for the comparable 2016 and 2015 periods, respectively.

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

Nonperforming loans exclude PCI loans. PCI loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 5 – Loans for more information.

The Company's nonperforming loans meet the definition of “impaired loans” in accordance with U.S. GAAP.

The following table presents the categories of nonperforming assets as of the dates indicated:

	December 31,
($ in thousands)	2017	2016	2015	2014	2013
Non-accrual loans	$14,968	$12,585	$8,797	$20,892	$20,163
Restructured loans	719	2,320	303	1,352	677
Total nonperforming loans	15,687	14,905	9,100	22,244	20,840
Other real estate (1)	498	980	8,366	1,896	7,576
Total nonperforming assets (1) (2)	$16,185	$15,885	$17,466	$24,140	$28,416

Total assets	$5,289,225	$4,081,328	$3,608,483	$3,277,003	$3,170,197
Portfolio loans	4,022,896	3,118,392	2,750,737	2,433,916	2,137,313
Nonperforming loans to total loans (2)	0.39%	0.48%	0.34%	0.91%	0.98%
Nonperforming assets to total assets (1) (2)	0.31%	0.39%	0.48%	0.74%	0.90%
Allowance for portfolio loans to nonperforming loans (2)	243%	252%	367%	136%	131%

(1)The increase in other real estate included in nonperforming assets from 2014 to 2015 resulted from the reclassification of $5.1 million of other real estate previously covered under FDIC loss share agreements that were terminated in 2015.

(2) Excludes PCI loans, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 8, Note 5 - Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	December 31, 2017		Number of loans	December 31, 2016		Number of loans
Commercial and industrial	$12,665	81%	10	$12,284	82%	6
Commercial real estate	909	6%	4	655	4%	4
Construction and land development	136	1%	1	1,904	13%	3
Residential real estate	1,602	10%	3	62	1%	1
Consumer and other	375	2%	1	—	—%	—
Total	$15,687	100%	19	$14,905	100%	14

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
(in thousands)	2017	2016
Nonperforming loans beginning of period	$14,905	$9,100
Additions to nonaccrual loans	19,092	18,853
Additions to restructured loans	676	2,320
Charge-offs	(11,307)	(4,092)
Other principal reductions	(7,396)	(9,546)
Moved to other real estate	(283)	(343)
Moved to performing	—	(1,387)
Nonperforming loans end of period	$15,687	$14,905

Nonperforming loans at December 31, 2017 increased $0.8 million, or 5%, when compared to December 31, 2016. Other principal reductions of $7.4 million includes $1.8 million of proceeds received from sales of collateral, $4.6 million of payments received from borrowers, and $1.0 million of proceeds from other loan settlements.

At December 31, 2017, nonperforming loans were comprised of primarily three relationships with the largest being a $5.4 million C&I relationship, which represented 34% of nonperforming loans. Approximately 42% of nonperforming loans were related to the Company's specialized lending products, 19% were located in the St. Louis market, and 37% were located in the Kansas City market. At December 31, 2017, there were two performing restructured loans, or one relationship, that were excluded from nonperforming loans in the amount of $1.5 million. Nonperforming loans represented 0.39% of portfolio loans at December 31, 2017, versus 0.48% at December 31, 2016.

At December 31, 2016, nonperforming loans were comprised of 11 relationships with the largest being a $9.8 million C&I relationship, which represented 66% of nonperforming loans. Approximately 91% of nonperforming loans were related to the Company's specialized lending products, 6% were located in the St. Louis market and 3% in the Kansas City market. At December 31, 2016, there were three performing restructured loans that were excluded from nonperforming loans in the amount of $1.9 million. Nonperforming loans represented 0.48% of portfolio loans at December 31, 2016, versus 0.34% at December 31, 2015.

Potential problem loans
Potential problem loans are unimpaired loans with a risk rating of 8-Substandard still accruing interest. See Item 8, Note 5 – Portfolio Loans for the definitions of risk ratings. Potential problem loans, which are not included in nonperforming loans, were $59.4 million, or 1.5%, of portfolio loans outstanding at December 31, 2017, compared to $77.6 million, or 2.5%, of portfolio loans outstanding at December 31, 2016. For these loans, payment of principal and interest is current and the loans are performing, however some doubts exist as to the borrower's ability to continue to comply with repayment terms. Potential problem loans include loans to companies that are characterized by significant losses or where downward trends in financial performance have been identified, or are in an industry that is experiencing significant difficulty.

Other real estate
Other real estate at December 31, 2017 was $0.5 million, compared to $1.0 million, at December 31, 2016. In 2015, $5.1 million of other real estate previously covered under FDIC loss share agreements was reclassified into other real estate due to termination of the Company's loss share agreements with the FDIC in the fourth quarter of 2015.

At December 31, 2017, other real estate was comprised of one commercial real estate property, or 45%, located in the Kansas City region, and one residential property, or 55%, located in the St. Louis region.

The following table summarizes the changes in other real estate:

	Year ended December 31,
(in thousands)	2017	2016
Other real estate, beginning of period	$980	$8,366
Additions and expenses capitalized to prepare property for sale	2,338	2,263
Writedowns in value	(133)	—
Sales	(2,687)	(9,649)
Other real estate, end of period	$498	$980

The writedowns in fair value were recorded in loan, legal, and other real estate expense. For the year ended December 31, 2017, the Company realized a net gain of $0.1 million compared to $1.8 million in 2016 on the sale of other real estate and recorded these gains as part of noninterest income.

Investments
At December 31, 2017, our portfolio of investment securities was $715 million, or 14%, of total assets. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of U.S. Government-sponsored enterprises, as well as municipal bonds. The portfolio is comprised of both available for sale and held to maturity securities.

Other investments, at cost, per the consolidated balance sheets, primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities, and other investments in Small Business Investment Companies ("SBICs"). At December 31, 2017, of the $12.9 million in FHLB capital stock, $6.0 million is required for FHLB membership and $6.9 million is required to support our outstanding advances. Historically, it has been the FHLB's practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2017		2016		2015
($ in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$99,224	13.4%	$107,660	19.4%	$99,008	19.3%
Obligations of states and political subdivisions	48,674	6.6%	51,390	9.2%	56,532	11.0%
Agency mortgage-backed securities	567,233	76.4%	382,210	68.7%	339,944	66.3%
FHLB capital stock	12,924	1.7%	4,351	0.8%	8,344	1.6%
Other investments	13,737	1.9%	10,489	1.9%	9,111	1.8%
Total	$741,792	100.0%	$556,100	100.0%	$512,939	100.0%

The Company had no securities classified as trading at December 31, 2017, 2016, or 2015.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2017:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$—	—%	$99,224	1.84%	$—	—%	$—	—%	$—	—%	$99,224	1.84%
Obligations of states and political subdivisions	3,076	3.84%	11,442	4.50%	27,957	4.02%	6,198	3.14%	—	—%	48,673	4.01%
Agency mortgage-backed securities	3,072	3.21%	336,943	2.63%	219,774	2.84%	7,445	1.82%	—	—%	567,234	2.70%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	12,924	2.71%	12,924	2.71%
Other investments	—	—%	—	—%	—	—%	—	—%	13,737	0.63%	13,737	0.63%
Total	$6,148	3.53%	$447,609	2.50%	$247,731	2.97%	$13,643	2.42%	$26,661	1.64%	$741,792	2.63%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 38%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Deposits
The following table shows the breakdown of the Company's deposits by type for the periods indicated:

	For the Years ended December 31,			% Increase (decrease)
($ in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Demand deposits	$1,123,907	$866,756	$717,460	29.7%	20.8%
Interest-bearing transaction accounts	915,653	731,539	564,420	25.2%	29.6%
Money market accounts	1,342,931	1,050,472	1,053,662	27.8%	(0.3)%
Savings	195,150	111,435	92,861	75.1%	20.0%
Certificates of deposit:
Brokered	115,306	117,145	39,573	(1.6)%	196.0%
Other	463,467	356,014	316,615	30.2%	12.4%
Total deposits	$4,156,414	$3,233,361	$2,784,591	28.5%	16.1%

Non-time deposits / Total deposits	86%	85%	87%
Demand deposits / Total deposits	27%	27%	26%

An increase in deposits from 2016 to 2017 occurred in all areas except brokered certificates of deposit which experienced a slight decline. Core deposits, defined as total deposits excluding time deposits, were $3.6 billion at December 31, 2017, an increase of $817 million, or 30%, from the prior year period. The increase in deposits reflects the acquisition of JCB, and continued progress across the Company's regions and business lines.

Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2017:

(in thousands)	Total
Three months or less	$59,709
Over three through six months	52,990
Over six through twelve months	94,658
Over twelve months	94,359
Total	$301,716

Shareholders' equity
Shareholders' equity totaled $549 million at December 31, 2017, an increase of $161.5 million from December 31, 2016. Significant activity during the year ended December 31, 2017:

•	Issuance of 3.3 million shares of common stock for the JCB acquisition of $141.7 million,

•	Repurchase of 429,555 shares of common stock at an average price of $38.69, or $16.6 million, pursuant to its publicly announced program,

•	Dividends paid on common stock of $10.2 million, and

•	Net income of $48.2 million.

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

For the year ended December 31, 2017, net cash used by investing activities was $312.4 million, versus net cash used of $358.1 million in 2016. The investing activities in 2017 primarily represents our normal business activity of making loans and investing in securities. Net cash provided by financing activities was $221.2 million in 2017, versus net cash provided of $380.2 million in 2016. The change in cash provided by financing activities was primarily due to larger increases in deposit accounts and the issuance of $50 million of subordinated notes both in 2016, partially offset by an increase in net proceeds from FHLB advances in 2017.

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

On November 1, 2016, the Company issued $50 million aggregate principal amount of 4.75% fixed-to-floating rate subordinated notes with a maturity date of November 1, 2026, which initially bear an annual interest rate of 4.75%, with interest payable semiannually. Beginning November 1, 2021, the interest rate resets quarterly to the three-month LIBOR rate plus a spread of 338.7 basis points, payable quarterly.

The Company has a senior unsecured revolving credit agreement (the "Revolving Agreement") with another bank allowing for borrowings up to $20 million which is renewed through February 2019. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of December 31, 2017, there were no outstanding balances under the Revolving Agreement.

The Bank has historically provided a dividend to supplement the parent company's liquidity at the discretion of the Bank's management. The Bank paid dividends of $20.0 million, $7.5 million, and $10.0 million throughout 2017, 2016, and 2015, respectively. The parent company's cash balance as of December 31, 2017 was $10.0 million, a $42.3 million decrease from December 31, 2016, primarily due to cash used for the acquisition of JCB. Management believes the current level of cash at the holding company will be sufficient to meet all projected cash needs for at least the next year.

As of December 31, 2017, the Company had $69.2 million of outstanding subordinated debentures as part of 10 Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Regulations issued by the Federal Reserve Board under the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain tier 1 capital status.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2017, the Bank could borrow an additional $484.7 million from the FHLB of Des Moines under blanket loan pledges and has an additional $898.1 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with five correspondent banks totaling $75.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. Securities totaled $715.1 million at December 31, 2017, and included $500.0 million that was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $215.1 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.4 billion in unused commitments as of December 31, 2017. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2017, and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well capitalized” at December 31, 2017, 2016, and 2015. Refer to Item 8 - Note 14 Regulatory Matters for a summary of our risk-based capital and leverage ratios.

The following table summarizes the Company's various capital ratios at the dates indicated:

($ in thousands)	For the Year ended December 31,			Well Capitalized
	2017	2016	2015	Minimum %
Total capital to risk weighted assets	12.21%	13.48%	11.85%	10.00%
Tier 1 capital to risk weighted assets	10.29%	10.99%	10.61%	8.00%
Common equity tier 1 capital to risk weighted assets	8.88%	9.52%	9.05%	6.50%
Leverage ratio (Tier 1 capital to average assets)	9.72%	10.42%	10.71%	5.00%
Tangible common equity to tangible assets[1]	8.14%	8.76%	8.88%	N/A
Total risk-based capital	$589,048	$506,349	$418,367
Tier 1 capital	496,045	412,865	374,676
Common equity tier 1 capital	428,398	357,729	319,553

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	3.9%
+ 200 bp	2.7%
+ 100 bp	1.4%
- 100 bp	-5.9%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income. The exception to this is a bear flattener scenario (short term rates move up more than long term rates), which results in a mild decrease in net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2017, the Company had no derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 6 – Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest1, at December 31, 2017, were as follows:

		Payments due by Period
(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Operating leases	$22,498	$3,503	$6,895	$6,138	$5,962
Certificates of deposit	578,773	431,427	124,041	22,698	607
Subordinated debentures and notes	119,241	—	—	—	119,241
Federal Home Loan Bank advances	172,743	172,743	—	—	—
Commitments to extend credit	1,298,424	592,747	364,437	71,700	269,540
Commitments - state tax credits	23,744	20,402	3,342	—	—
Letters of credit	73,790	49,080	24,685	25	—
SBICs (2)	17,437	3,487	13,950	—	—

(1) Interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(2) Represents the estimated timing of various capital raises for SBICs.

As of December 31, 2017, we had liabilities associated with uncertain tax positions of $0.8 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

The second element reflects the application of our loan rating system. Loans are rated and assigned a loss allocation factor for each category based on a loss migration analysis using the Company's loss experience over the last six years. The higher the rating assigned to a loan, the greater the loss allocation percentage applied. This element also incorporates an estimate of the loss emergence period, which is an estimate of the time between when a credit event occurs and when the charge-off of a loan occurs. The process is an estimate and is, therefore, imprecise. For example, if our estimate of the loss emergence period would have been increased/decreased by one quarter, it would have resulted in an increase of $2.5 million and a decrease of $2.6 million, respectively, in our allowance at December 31, 2017.

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

Management believes the allowance for loan losses is adequate at December 31, 2017.

Purchased Credit Impaired ('PCI") Loans
PCI loans were acquired in a business combination or transaction that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Disposals of loans, including sales of loans, paydowns, payments in full or foreclosures result in the removal or reduction of the loan from the loan pool.

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

Allowance for Loan Losses on PCI Loans
The Company updates its cash flow projections for purchased credit-impaired loans on a periodic basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis and management's assessment of loss exposure including the fair value of underlying collateral. The loan migration analysis is a matrix that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current performance at the measurement date. Loss severity factors are based upon industry data and historical experience.

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

Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. At December 31, 2017, the Company had one reporting unit and one operating segment.

Potential impairments to goodwill must first be identified by performing a qualitative assessment which evaluates relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this test indicates it is more likely than not that goodwill has been impaired, then a quantitative impairment test is completed. The quantitative impairment test calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

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

In 2017, we performed both a qualitative and quantitative assessment to determine if our goodwill was impaired. At December 31, 2017 the Company had $117.3 million goodwill compared to $30.3 million at December 31, 2016 due to the acquisition of JCB. The 2017 annual impairment evaluation of goodwill and intangible balances did not identify any impairment.

Effects of New Accounting Pronouncements
See Item 8, Note 21 – New Authoritative Accounting Guidance for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Use of Non-GAAP Financial Measures
The Company's accounting and reporting policies conform to generally accepted accounting principles in the U.S. ("GAAP") and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as core net income and net interest margin, and other core performance measures, regulatory capital ratios, and the tangible common equity ratio, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its core performance measures as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans and related income and expenses, the impact of certain non-comparable items, and the Company's operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude the following:

•	the change in the FDIC loss share receivable,

•	gain or loss on sale of other real estate from non-core acquired loans,

•	expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements, and

•	certain other income and expense items the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis, such as:

◦	executive separation costs,

◦	merger related expenses,

◦	facilities charges,

◦	deferred tax asset revaluation due to U.S. corporate income tax reform, and

◦	the gain or loss on sale of investment securities.

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

Reconciliations of Non-GAAP Financial Measures

Core Performance Measures

	For the Years ended
($ in thousands, except per share data)	December 31, 2017	December 31, 2016	December 31, 2015
Net interest income	$177,304	$135,495	$120,410
Less: Incremental accretion income	7,718	11,980	12,792
Core net interest income	169,586	123,515	107,618

Total noninterest income	34,394	29,059	20,675
Less: Gain on sale of other real estate from non-core acquired loans	(6)	1,565	107
Less: Other income from non-core acquired assets	—	621	—
Less: Gain on sale of investment securities	22	86	23
Less: Change in FDIC loss share receivable	—	—	(5,030)
Core noninterest income	34,378	26,787	25,575

Total core revenue	203,964	150,302	133,193

Provision for portfolio loan losses	10,764	5,551	4,872

Total noninterest expense	115,051	86,110	82,226
Less: Merger related expenses	6,462	1,386	—
Less: Other expenses related to non-core acquired loans	240	1,094	1,558
Less: Facilities disposal charge	389	1,040	—
Less: Executive severance	—	332	—
Less: FDIC loss share termination	—	—	2,436
Less: FDIC clawback	—	—	760
Less: Other non-core expenses	—	41	—
Core noninterest expense	107,960	82,217	77,472

Core income before income tax expense	85,240	62,534	50,849

Total income tax expense	38,327	26,002	19,951
Less: Income tax expense from deferred tax asset revaluation due to the U.S. corporate tax rate change	12,117	—	—
Less: Other non-core income tax expense[1]	882	4,705	2,893
Core income tax expense	25,328	21,297	17,058
Core net income	$59,912	$41,237	$33,791

Core diluted earnings per share	$2.58	$2.03	$1.66
Core return on average assets	1.20%	1.09%	1.00%
Core return on average common equity	11.26%	11.10%	10.08%
Core return on average tangible common equity	14.46%	12.18%	11.22%
Core efficiency ratio	52.93%	54.70%	58.17%

[1]Other non-core income tax expense calculated at 38% of non-core pre-tax income plus an estimate of taxes payable related to non-deductible JCB acquistion costs.

Net Interest Margin to Core Net Interest Margin (Fully tax equivalent)

($ in thousands)	For the Years ended December 31,
	2017	2016	2015
Net interest income	$179,114	$137,261	$122,141
Less: Incremental accretion income	7,718	11,980	12,792
Core net interest income	$171,396	$125,281	$109,349

Average earning assets	$4,611,671	$3,570,186	$3,163,339
Reported net interest margin	3.88%	3.84%	3.86%
Core net interest margin	3.72%	3.51%	3.46%

Tangible Common Equity ratio

	For the Years ended December 31,
($ in thousands)	2017	2016	2015
Total shareholders' equity	$548,573	$387,098	$350,829
Less: Goodwill	117,345	30,334	30,334
Less: Intangible assets	11,056	2,151	3,075
Tangible common equity	$420,172	$354,613	$317,420

Total assets	$5,289,225	$4,081,328	$3,608,483
Less: Goodwill	117,345	30,334	30,334
Less: Intangible assets	11,056	2,151	3,075
Tangible assets	$5,160,824	$4,048,843	$3,575,074

Tangible common equity to tangible assets	8.14%	8.76%	8.88%

Regulatory Capital to Risk-weighted Assets

	For the Years ended December 31,
($ in thousands)	2017	2016	2015
Total shareholders' equity	$548,573	$387,098	$350,829
Less: Goodwill	117,345	30,334	30,334
Less: Intangible assets, net of deferred tax liabilities	6,661	800	759
Less: Unrealized gains (losses)	(3,818)	(1,741)	218
Plus: Other	12	24	37
Common equity tier 1 capital	428,397	357,729	319,555
Plus: Qualifying trust preferred securities	67,600	55,100	55,100
Plus: Other	48	36	23
Tier 1 capital	496,045	412,865	374,678
Plus: Tier 2 capital	93,002	93,484	43,691
Total risk-based capital	$589,047	$506,349	$418,369

Total risk weighted assets determined in accordance with prescribed regulatory requirements	$4,822,695	$3,757,160	$3,530,521

Common equity tier 1 to risk weighted assets	8.88%	9.52%	9.05%
Tier 1 capital to risk-weighted assets	10.29%	10.99%	10.61%
Total risk-based capital to risk-weighted assets	12.21%	13.48%	11.85%

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” and "Interest Rate Risk" included in Management's Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of
Enterprise Financial Services Corp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 23, 2018

We have served as the Company's auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of
Enterprise Financial Services Corp

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 23, 2018

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2017 and 2016

(in thousands, except share and per share data)	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$91,084	$54,288
Federal funds sold	1,223	446
Interest-bearing deposits (including $1,365 and $675 pledged as collateral, respectively)	61,016	144,068
Total cash and cash equivalents	153,323	198,802
Interest-bearing deposits greater than 90 days	2,645	980
Securities available for sale	641,382	460,797
Securities held to maturity	73,749	80,463
Loans held for sale	3,155	9,562
Loans	4,097,050	3,158,161
Less: Allowance for loan losses	42,577	43,409
Total loans, net	4,054,473	3,114,752
Other real estate	498	980
Other investments, at cost	26,661	14,840
Fixed assets, net	32,618	14,910
Accrued interest receivable	14,069	11,117
State tax credits, held for sale, including $400 and $3,585 carried at fair value, respectively	43,468	38,071
Goodwill	117,345	30,334
Intangible assets, net	11,056	2,151
Other assets	114,783	103,569
Total assets	$5,289,225	$4,081,328

Liabilities and Shareholders' equity
Demand deposits	$1,123,907	$866,756
Interest-bearing transaction accounts	915,653	731,539
Money market accounts	1,342,931	1,050,472
Savings	195,150	111,435
Certificates of deposit:
Brokered	115,306	117,145
Other	463,467	356,014
Total deposits	4,156,414	3,233,361
Subordinated debentures and notes (net of debt issuance cost of $1,136 and $1,267, respectively)	118,105	105,540
Federal Home Loan Bank advances	172,743	—
Other borrowings	253,674	276,980
Accrued interest payable	1,730	1,105
Other liabilities	37,986	77,244
Total liabilities	4,740,652	3,694,230

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,781,112 and 20,306,353 shares issued, respectively	238	203
Treasury stock, at cost; 691,673 and 261,718 shares, respectively	(23,268)	(6,632)
Additional paid in capital	350,061	213,078
Retained earnings	225,360	182,190
Accumulated other comprehensive loss	(3,818)	(1,741)
Total shareholders' equity	548,573	387,098
Total liabilities and shareholders' equity	$5,289,225	$4,081,328

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2017, 2016, and 2015

	Years ended December 31,
(in thousands, except per share data)	2017	2016	2015
Interest income:
Interest and fees on loans	185,452	137,738	122,370
Interest on debt securities:
Taxable	14,551	9,590	8,842
Nontaxable	1,283	1,300	1,215
Interest on interest-bearing deposits	804	370	211
Dividends on equity securities	449	226	141
Total interest income	202,539	149,224	132,779
Interest expense:
Interest-bearing transaction accounts	2,195	1,370	1,149
Money market accounts	8,708	4,439	2,993
Savings accounts	459	262	219
Certificates of deposit	5,838	4,770	6,051
Subordinated debentures and notes	5,095	1,894	1,248
Federal Home Loan Bank advances	2,356	555	127
Notes payable and other borrowings	584	439	582
Total interest expense	25,235	13,729	12,369
Net interest income	177,304	135,495	120,410
Provision for portfolio loan losses	10,764	5,551	4,872
Provision reversal for purchased credit impaired loan losses	(634)	(1,946)	(4,414)
Net interest income after provision for loan losses	167,174	131,890	119,952
Noninterest income:
Service charges on deposit accounts	11,043	8,615	7,923
Wealth management revenue	8,102	6,729	7,007
Card services revenue	5,433	3,130	2,496
Gain on state tax credits, net	2,581	2,647	2,720
Gain on sale of other real estate	93	1,837	142
Gain on sale of investment securities	22	86	23
Change in FDIC loss share receivable	—	—	(5,030)
Miscellaneous income	7,120	6,015	5,394
Total noninterest income	34,394	29,059	20,675
Noninterest expense:
Employee compensation and benefits	61,388	49,846	46,095
Occupancy	9,057	6,889	6,573
Data processing	6,272	4,723	4,339
Professional fees	3,813	3,825	3,465
FDIC and other insurance	3,194	3,018	2,790
Loan legal and other real estate expense	2,220	1,635	1,812
FDIC loss share termination	—	—	2,436
FDIC clawback	—	—	760
Merger related expenses	6,462	1,386	—
Other	22,645	14,788	13,956
Total noninterest expense	115,051	86,110	82,226

Income before income tax expense	86,517	74,839	58,401
Income tax expense	38,327	26,002	19,951
Net income	$48,190	$48,837	$38,450

Earnings per common share
Basic	$2.10	$2.44	$1.92
Diluted	2.07	2.41	1.89
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2017, 2016, and 2015

	Years ended December 31,
(in thousands)	2017	2016	2015
Net income	$48,190	$48,837	$38,450
Other comprehensive loss, net of tax:
Unrealized losses on investment securities arising during the period, net of income tax benefit of $1,265, $1,168, and $899, respectively	(2,064)	(1,906)	(1,449)
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense of $9, $33, and $9, respectively	(13)	(53)	(14)
Total other comprehensive loss	(2,077)	(1,959)	(1,463)
Total comprehensive income	$46,113	$46,878	$36,987

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2017, 2016, and 2015

($ in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2014	$199	$(1,743)	$207,731	$108,373	$1,681	$316,241
Net income	—	—	—	38,450	—	38,450
Other comprehensive loss	—	—	—	—	(1,463)	(1,463)
Cash dividends paid on common shares, $0.2625 per share	—	—	—	(5,259)	—	(5,259)
Issuance under equity compensation plans, 179,600 shares, net	2	—	(1,192)	—	—	(1,190)
Share-based compensation	—	—	3,601	—	—	3,601
Excess tax benefit related to equity compensation plans	—	—	449	—	—	449
Balance December 31, 2015	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	—	—	—	48,837	—	48,837
Other comprehensive loss	—	—	—	—	(1,959)	(1,959)
Cash dividends paid on common shares, $0.41 per share	—	—	—	(8,211)	—	(8,211)
Repurchase of common shares	—	(4,889)	—	—	—	(4,889)
Issuance under equity compensation plans, 213,234 shares, net	2	—	(2,205)	—	—	(2,203)
Share-based compensation	—	—	3,367	—	—	3,367
Excess tax benefit related to equity compensation plans	—	—	1,327	—	—	1,327
Balance December 31, 2016	$203	$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	—	—	—	48,190	—	48,190
Other comprehensive loss	—	—	—	—	(2,077)	(2,077)
Cash dividends paid on common shares, $0.44 per share	—	—	—	(10,249)	—	(10,249)
Repurchase of common shares	—	(16,636)	—	—	—	(16,636)
Issuance under equity compensation plans, 174,895 shares, net	2	—	(2,911)	—	—	(2,909)
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc., 3,299,865 shares, net	33	—	141,696	—	—	141,729
Share-based compensation	—	—	3,427	—	—	3,427
Reclassification for the adoption of share-based payment guidance	—	—	(5,229)	5,229	—	—
Balance December 31, 2017	$238	$(23,268)	$350,061	$225,360	$(3,818)	$548,573

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016, and 2015

	Years ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$48,190	$48,837	$38,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,281	2,428	2,022
Provision for loan losses	10,130	3,605	458
Deferred income taxes	21,105	7,263	(5,763)
Net amortization of debt securities	2,415	3,225	3,256
Amortization of intangible assets	2,609	924	1,089
Gain on sale of investment securities	(22)	(86)	(23)
Mortgage loans originated for sale	(138,949)	(157,129)	(135,721)
Proceeds from mortgage loans sold	145,836	154,993	133,552
Gain on sale of other real estate	(93)	(1,837)	(142)
Gain on state tax credits, net	(2,581)	(2,647)	(2,720)
Excess tax benefit of share-based compensation	—	(1,327)	(449)
Share-based compensation	3,427	3,367	3,601
Net accretion of loan discount and indemnification asset	(5,609)	(11,057)	(7,805)
Changes in:
Accrued interest receivable	(158)	(2,718)	(443)
Accrued interest payable	(27)	476	(214)
Other assets	506	(7,739)	10,457
Other liabilities	(44,269)	41,943	7,582
Net cash provided by operating activities	45,791	82,521	47,187
Cash flows from investing activities:
Proceeds from JCB acquisition, net of cash purchase price	4,456	—	—
Net increase in loans	(270,090)	(328,023)	(290,326)
Net cash proceeds received from FDIC loss share receivable	—	—	2,275
Proceeds from the termination of FDIC loss share agreements	—	—	1,253
Proceeds from the sale of debt securities, available for sale	144,076	2,493	41,069
Proceeds from the paydown or maturity of debt securities, available for sale	143,949	63,502	53,733
Proceeds from the paydown or maturity of debt securities, held to maturity	6,510	3,655	2,284
Proceeds from the redemption of other investments	43,207	52,279	39,929
Proceeds from the sale of state tax credits held for sale	15,314	18,757	16,337
Proceeds from the sale of other real estate	2,779	11,346	7,378
Payments for the purchase of:
Available for sale debt securities	(325,393)	(81,195)	(152,044)
Held to maturity debt securities	—	(40,529)	—
Other investments	(56,412)	(49,645)	(36,046)
State tax credits held for sale	(18,294)	(8,201)	(20,981)
Fixed assets	(2,546)	(2,496)	(2,111)
Net cash used in investing activities	(312,444)	(358,057)	(337,250)

	Years ended December 31,
(in thousands)	2017	2016	2015
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	96,681	149,296	74,530
Net increase in interest-bearing deposit accounts	61,204	299,474	218,551
Proceeds from the issuance of subordinated notes	—	48,733	—
Proceeds from Federal Home Loan Bank advances	1,716,500	1,357,000	945,900
Repayments of Federal Home Loan Bank advances	(1,544,000)	(1,467,000)	(979,900)
Proceeds from notes payable	10,000	—	—
Repayments of notes payable	(10,000)	—	(5,700)
Net increase (decrease) in other borrowings	(79,417)	6,654	36,143
Cash dividends paid on common stock	(10,249)	(8,211)	(5,259)
Excess tax benefit of share-based compensation	—	1,327	449
Repurchase of common stock	(16,636)	(4,889)	—
Payments for the issuance of equity instruments, net	(2,909)	(2,203)	(1,190)
Net cash provided by financing activities	221,174	380,181	283,524
Net increase (decrease) in cash and cash equivalents	(45,479)	104,645	(6,539)
Cash and cash equivalents, beginning of period	198,802	94,157	100,696
Cash and cash equivalents, end of period	$153,323	$198,802	$94,157
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,610	$13,253	$12,583
Income taxes	12,449	26,039	15,763
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$564	$2,743	$8,248
Sales of other real estate financed	—	140	—
Common shares issued in connection with JCB acquisition	141,729	—	—

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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days of the balance sheet date to be cash and cash equivalents. At December 31, 2017 and 2016, approximately $17.5 million, and $18.2 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

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

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2017 or 2016. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company's consolidated statements of operations.

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

Purchased Credit Impaired ("PCI") Loans
PCI loans were acquired in a business combination or transaction, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Disposals of loans, including sales of loans, paydowns, payments in full or foreclosures result in the removal or reduction of the loan from the loan pool.

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

Impaired loans exclude PCI loans, as described above. Although, if the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated. See Note 5 – Loans for more information on these loans.

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

Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2017, we did not have any loans past due greater than 90 days and not included in nonperforming loans.

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

Allowance for Loan Losses on PCI Loans
The Company updates its cash flow projections for PCI loans on a periodic basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis and management's assessment of loss exposure including the fair value of underlying collateral. The loan migration analysis is a matrix that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current performance at the measurement date. Loss severity factors are based upon industry data and historical experience.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in allowance for loan losses.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset's carrying amount. The Company's annual test for impairment was performed in the fourth quarter of December 31, 2017. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

Potential impairments to goodwill must first be identified by performing a qualitative assessment which evaluates relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this test indicates it is more likely than not that goodwill has been impaired, then a quantitative impairment test is completed. The quantitative impairment test calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

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

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has recorded amounts based on the information known and reasonable estimates used as of December 31, 2017, but are subject to change based on a number of factors. The Company will complete its analysis of certain tax positions at the time it files its tax returns for the year ended December 31, 2017 and will be able to conclude if any further adjustments to the provisional estimate of the impact recorded is required.

Stock-Based Compensation
Stock-based compensation is recognized as an expense for stock options, restricted stock awards, and restricted stock units granted to employees in return for employee service. Equity classified awards are measured at the grant date fair value using either an observable market value or a valuation methodology, and recognized over the requisite service period on a straight-line basis. Forfeitures are recorded as they occur. A description of the Company's stock-based employee compensation plan is described in Note 15 - Compensation Plans.

Acquisitions and Divestitures
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

Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation. In 2017, the Company changed its presentation of loans on the face of the Consolidated Balance Sheets to combine originated loans with purchased loans. See Note 5 - Loans for more information. The Company also changed its presentation of the Noninterest Income section on the face of the Consolidated Statements of Operations to separate card services revenue from other service charges and fee income. The difference was reclassified into miscellaneous income. Merger related expenses were reclassified from other expenses to be a separate component of the Noninterest Expense section on the Consolidated Statements of Operations. Reclassifications had no effect on prior year net income or shareholders' equity.

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

JCB shareholders received, based on their election, cash consideration in an amount of $85.39 per share of JCB common stock or 2.75 shares of EFSC common stock per share of JCB common stock, subject to allocation and proration procedures. Aggregate consideration at closing was 3.3 million shares of EFSC common stock and $29.3 million cash paid to JCB shareholders and holders of JCB stock options. Based on EFSC’s closing stock price of $42.95 on February 10, 2017, the overall transaction had a value of $171.0 million, including JCB’s common stock and stock options. The Company also recognized $6.5 million and $1.4 million of merger related costs that were recorded in noninterest expense in the statement of operations for the years ended December 31, 2017 and 2016, respectively.

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

The following table presents the assets acquired and liabilities assumed of JCB as of February 10, 2017, and their estimated fair values:

(in thousands)	As Recorded by JCB	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$33,739	$—		$33,739
Interest-bearing deposits	1,715	—		1,715
Securities	148,670	—		148,670
Portfolio loans, net	685,905	(11,094)	(a)	674,811
Other real estate owned	6,762	(5,082)	(b)	1,680
Other investments	2,695	—		2,695
Fixed assets, net	21,780	(3,325)	(c)	18,455
Accrued interest receivable	2,794	—		2,794
Goodwill	7,806	(7,806)	(d)	—
Other intangible assets	25	11,489	(e)	11,514
Deferred tax assets	4,634	3,991	(f)	8,625
Other assets	19,107	(296)	(g)	18,811
Total assets acquired	$935,632	$(12,123)		$923,509

Liabilities assumed:
Deposits	$764,539	$629	(h)	$765,168
Other borrowings	55,430	681	(i)	56,111
Trust preferred securities	12,887	(382)	(j)	12,505
Accrued interest payable	653	—		653
Other liabilities	5,006	65		5,071
Total liabilities assumed	$838,515	$993		$839,508

Net assets acquired	$97,117	$(13,116)		$84,001

Consideration paid:
Cash				$29,283
Common stock				141,729
Total consideration paid				$171,012

Goodwill				$87,011

(a)
Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs, reclassification from other real estate owned, and elimination of the allowance for loan losses recorded by JCB. The fair value discount recorded to the loan portfolio is $24.7 million, inclusive of the allowance for loan losses previously recorded by JCB.

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

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2017 and 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of JCB with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of December 31, 2017 are included in net income in the table below.

	Pro Forma
	Twelve months ended December 31,
(in thousands, except per share data)	2017	2016
Total revenues (net interest income plus noninterest income)	$213,910	$199,033
Net income	47,227	56,994
Diluted earnings per common share	2.03	2.42

NOTE 3 - EARNINGS PER SHARE

The following table presents a summary of per common share data and amounts for the periods indicated.

	Years ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net income as reported	$48,190	$48,837	$38,450

Weighted average common shares outstanding	22,953	20,003	19,984
Additional dilutive common stock equivalents	296	287	333
Weighted average diluted common shares outstanding	23,249	20,290	20,317

Basic earnings per common share:	$2.10	$2.44	$1.92
Diluted earnings per common share:	$2.07	$2.41	$1.89

There were no common stock equivalents for fiscal years 2017, and 2016, and 0.1 million common stock equivalents for fiscal year 2015, which were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,878	$6	$(660)	$99,224
Obligations of states and political subdivisions	34,181	674	(213)	34,642
Agency mortgage-backed securities	513,082	727	(6,293)	507,516
Total securities available for sale	$647,141	$1,407	$(7,166)	$641,382

Held to maturity securities:
Obligations of states and political subdivisions	$14,031	$69	$(46)	$14,054
Agency mortgage-backed securities	59,718	16	(330)	59,404
Total securities held to maturity	$73,749	$85	$(376)	$73,458

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$107,312	$348	$—	$107,660
Obligations of states and political subdivisions	36,486	630	(485)	36,631
Agency mortgage-backed securities	319,345	1,101	(3,940)	316,506
Total securities available for sale	$463,143	$2,079	$(4,425)	$460,797

Held to maturity securities:
Obligations of states and political subdivisions	$14,759	$11	$(242)	$14,528
Agency mortgage-backed securities	65,704	45	(638)	65,111
Total securities held to maturity	$80,463	$56	$(880)	$79,639

At December 31, 2017, and 2016, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Securities having a fair value of $500.0 million and $407.3 million at December 31, 2017, and December 31, 2016, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the agency mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,060	$3,076	$—	$—
Due after one year through five years	110,910	110,480	186	195
Due after five years through ten years	14,573	14,980	12,977	12,981
Due after ten years	5,516	5,330	868	878
Agency mortgage-backed securities	513,082	507,516	59,718	59,404
	$647,141	$641,382	$73,749	$73,458

The following table represents a summary of investment securities that had an unrealized loss:

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$89,309	$660	$—	$—	$89,309	$660
Obligations of states and political subdivisions	13,951	259	—	—	13,951	259
Agency mortgage-backed securities	469,655	6,034	12,229	589	481,884	6,623
	$572,915	$6,953	$12,229	$589	$585,144	$7,542

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$21,361	$408	$3,553	$320	$24,914	$728
Agency mortgage-backed securities	267,734	4,084	12,883	493	280,617	4,577
	$289,095	$4,492	$16,436	$813	$305,531	$5,305

The unrealized losses at both December 31, 2017, and 2016, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2017 and 2016, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and losses realized from sales of available for sale investment securities were as follows:

	December 31,
(in thousands)	2017	2016	2015
Gross gains realized	$22	$86	$63
Gross losses realized	—	—	(40)
Proceeds from sales	144,076	2,493	41,069

Other Investments, At Cost
At December 31, 2017, and 2016, other investments, at cost, totaled $26.7 million, and $14.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB Des Moines consisting of membership stock and activity-based stock. The FHLB capital stock of $12.9 million, and $4.4 million at December 31, 2017, and 2016, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments include various investments in SBICs and the Company's investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 10 – Subordinated Debentures).

NOTE 5 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. These loans are accounted for using the guidance in the Accounting Standards Codification (ASC) section 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired, or PCI, loans.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for at amortized cost, which includes our originated loans, and loans accounted for as PCI.

(in thousands)	December 31, 2017	December 31, 2016
Loans accounted for at amortized cost	$4,022,896	$3,118,392
Loans accounted for as PCI	74,154	39,769
Total loans	$4,097,050	$3,158,161

The following tables refer to loans not accounted for as PCI loans.

Below is a summary of loans by category at December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Commercial and industrial	$1,918,720	$1,632,714
Real estate loans:
Commercial - investor owned	769,275	544,808
Commercial - owner occupied	554,589	350,148
Construction and land development	303,091	194,542
Residential	341,312	240,760
Total real estate loans	1,968,267	1,330,258
Consumer and other	137,234	156,182
Loans, before unearned loan (fees) costs	4,024,221	3,119,154
Unearned loan (fees) costs, net	(1,325)	(762)
Loans, including unearned loan fees	$4,022,896	$3,118,392

Following is a summary of activity for the years ended December 31, 2017, 2016, and 2015 of loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of year	$15,406	$4,394	$13,513
New loans and advances	1,353	11,539	641
Payments and other reductions	(11,410)	(527)	(9,760)
Balance at end of year	$5,349	$15,406	$4,394

A summary of activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment method for the years ended indicated below is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance at December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Provision (provision reversal)	8,737	456	404	336	797	34	10,764
Losses charged off	(9,872)	(117)	(90)	(254)	(973)	(201)	(11,507)
Recoveries	545	131	104	101	390	73	1,344
Balance, end of year	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166

Balance at December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Provision (provision reversal)	6,569	(11)	(1,202)	(1,334)	129	1,400	5,551
Losses charged off	(2,303)	(95)	—	—	(25)	(1,912)	(4,335)
Recoveries	674	42	1,123	934	123	12	2,908
Balance, end of year	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565

Balance at December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$16,983	$4,382	$3,135	$1,715	$2,830	$1,140	$30,185
Provision (provision reversal)	6,976	(303)	(1,626)	(335)	(58)	218	4,872
Losses charged off	(3,699)	(664)	(38)	(350)	(1,313)	(27)	(6,091)
Recoveries	1,796	69	1,498	674	337	101	4,475
Balance, end of year	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance December 31, 2017
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,508	$—	$71	$—	$—	$—	$2,579
Collectively evaluated for impairment	23,898	3,890	3,237	1,487	2,237	838	35,587
Total	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Loans - Ending balance:
Individually evaluated for impairment	$12,665	$422	$1,975	$136	$1,602	$375	$17,175
Collectively evaluated for impairment	1,906,055	768,853	552,614	302,955	339,710	135,534	4,005,721
Total	$1,918,720	$769,275	$554,589	$303,091	$341,312	$135,909	$4,022,896

Balance December 31, 2016
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,909	$—	$—	$155	$—	$—	$3,064
Collectively evaluated for impairment	24,087	3,420	2,890	1,149	2,023	932	34,501
Total	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Loans - Ending balance:
Individually evaluated for impairment	$12,523	$430	$1,854	$1,903	$62	$—	$16,772
Collectively evaluated for impairment	1,620,191	544,378	348,294	192,639	240,698	155,420	3,101,620
Total	$1,632,714	$544,808	$350,148	$194,542	$240,760	$155,420	$3,118,392

A summary of nonperforming loans individually evaluated for impairment by category at December 31, 2017 and 2016, and the income recognized on impaired loans is as follows:

	December 31, 2017
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$20,750	$2,321	$10,344	$12,665	$2,508	$16,270
Real estate:
Commercial - investor owned	560	422	—	422	—	521
Commercial - owner occupied	487	—	487	487	71	490
Construction and land development	441	136	—	136	—	331
Residential	1,730	1,602	—	1,602	—	1,735
Consumer and other	375	375	—	375	—	375
Total	$24,343	$4,856	$10,831	$15,687	$2,579	$19,722

	December 31, 2016
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$12,341	$566	$11,791	$12,357	$2,909	$4,489
Real estate:
Commercial - investor owned	525	435	—	435	—	668
Commercial - owner occupied	225	231	—	231	—	227
Construction and land development	1,904	1,947	359	2,306	155	1,918
Residential	62	62	—	62	—	64
Consumer and other	—	—	—	—	—	—
Total	$15,057	$3,241	$12,150	$15,391	$3,064	$7,366

	December 31,
(in thousands)	2017	2016	2015
Total interest income that would have been recognized under original terms on impaired loans	$1,324	$1,079	$1,038
Total cash received and recognized as interest income on impaired loans	643	251	226
Total interest income recognized on impaired loans still accruing	63	155	36

There were no loans over 90 days past due and still accruing interest at December 31, 2017 or 2016.

The recorded investment in nonperforming loans by category at December 31, 2017 and 2016, is as follows:

	December 31, 2017
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$11,946	$719	$12,665
Real estate:
Commercial - investor owned	422	—	422
Commercial - owner occupied	487	—	487
Construction and land development	136	—	136
Residential	1,602	—	1,602
Consumer and other	375	—	375
Total	$14,968	$719	$15,687

	December 31, 2016
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$10,046	$2,311	$12,357
Real estate:
Commercial - investor owned	435	—	435
Commercial - owner occupied	231	—	231
Construction and land development	2,286	20	2,306
Residential	62	—	62
Consumer and other	—	—	—
Total	$13,060	$2,331	$15,391

The recorded investment by category for the portfolio loans that have been restructured during the years ended December 31, 2017 and 2016, is as follows:

	Year ended December 31, 2017			Year ended December 31, 2016
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$676	$676	4	$12,114	$12,114
Real estate:
Commercial - investor owned	—	—	—	1	248	248
Commercial - owner occupied	—	—	—	1	13	13
Construction and land development	—	—	—	1	20	20
Residential	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	1	$676	$676	7	$12,395	$12,395

The restructured portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of December 31, 2017, the Company allocated no specific reserves to loans that have been restructured.

Portfolio loans restructured that subsequently defaulted during the year ended December 31, 2017, and 2016, are as follows:

	Year ended December 31, 2017		Year ended December 31, 2016
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial	2	343	—	—
Real Estate:
Residential	1	5	—	—
Total	3	348	—	—

The aging of the recorded investment in past due portfolio loans by portfolio class and category at December 31, 2017 and 2016 is shown below:

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$7,882	$1,770	$9,652	$1,909,068	$1,918,720
Real estate:
Commercial - investor owned	934	—	934	768,341	769,275
Commercial - owner occupied	—	—	—	554,589	554,589
Construction and land development	76	—	76	303,015	303,091
Residential	1,529	945	2,474	338,838	341,312
Consumer and other	407	—	407	135,502	135,909
Total	$10,828	$2,715	$13,543	$4,009,353	$4,022,896

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$334	$171	$505	$1,632,209	$1,632,714
Real estate:
Commercial - investor owned	—	175	175	544,633	544,808
Commercial - owner occupied	212	225	437	349,711	350,148
Construction and land development	355	1,528	1,883	192,659	194,542
Residential	91	—	91	240,669	240,760
Consumer and other	7	—	7	155,413	155,420
Total	$999	$2,099	$3,098	$3,115,294	$3,118,392

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

The recorded investment by risk category of the loans by portfolio class and category at December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,769,102	$94,002	$55,616	$1,918,720
Real estate:
Commercial - investor owned	754,010	10,840	4,425	769,275
Commercial - owner occupied	514,616	34,440	5,533	554,589
Construction and land development	292,766	9,983	342	303,091
Residential	329,742	3,648	7,922	341,312
Consumer and other	134,704	10	1,195	135,909
Total	$3,794,940	$152,923	$75,033	$4,022,896

	December 31, 2016
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,499,114	$57,416	$76,184	$1,632,714
Real estate:
Commercial - investor owned	530,494	10,449	3,865	544,808
Commercial - owner occupied	306,658	39,249	4,241	350,148
Construction and land development	185,505	6,575	2,462	194,542
Residential	233,479	2,997	4,284	240,760
Consumer and other	153,984	—	1,436	155,420
Total	$2,909,234	$116,686	$92,472	$3,118,392

Below is a summary of PCI loans by category at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
($ in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.38	$3,212	5.87	$3,523
Real estate loans:
Commercial - investor owned	7.36	42,887	6.95	8,162
Commercial - owner occupied	6.48	11,332	6.39	11,863
Construction and land development	5.99	5,883	5.80	4,365
Residential	5.99	10,781	5.64	11,792
Total real estate loans		70,883		36,182
Consumer and other	2.84	59	1.64	64
Purchased credit impaired loans		$74,154		$39,769

(1) Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at December 31, 2017 and 2016 is shown below:

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,212	$3,212
Real estate:
Commercial - investor owned	—	3,034	3,034	39,853	42,887
Commercial - owner occupied	—	673	673	10,659	11,332
Construction and land development	—	—	—	5,883	5,883
Residential	328	255	583	10,198	10,781
Consumer and other	—	—	—	59	59
Total	$328	$3,962	$4,290	$69,864	$74,154

	December 31, 2016
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,523	$3,523
Real estate:
Commercial - investor owned	—	—	—	8,162	8,162
Commercial - owner occupied	—	—	—	11,863	11,863
Construction and land development	—	—	—	4,365	4,365
Residential	169	51	220	11,572	11,792
Consumer and other	—	—	—	64	64
Total	$169	$51	$220	$39,549	$39,769

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the years ended December 31, 2017 and 2016.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2017	$66,003	$18,902	$13,176	$33,925
Acquisitions	68,763	14,296	5,312	49,155
Principal reductions and interest payments	(24,530)	—	—	(24,530)
Accretion of loan discount	—	—	(7,573)	7,573
Changes in contractual and expected cash flows due to remeasurement	13,978	(1,465)	5,486	9,957
Reductions due to disposals	(11,503)	(2,727)	(2,439)	(6,337)
Balance December 31, 2017	$112,711	$29,006	$13,962	$69,743

Balance January 1, 2016	$116,689	$26,765	$25,341	$64,583
Principal reductions and interest payments	(25,669)	—	—	(25,669)
Accretion of loan discount	—	—	(6,155)	6,155
Changes in contractual and expected cash flows due to remeasurement	11,718	766	(1,500)	12,452
Reductions due to disposals	(36,735)	(8,629)	(4,510)	(23,596)
Balance December 31, 2016	$66,003	$18,902	$13,176	$33,925

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method.

Outstanding customer balances on PCI loans were $94.9 million and $54.6 million as of December 31, 2017, and December 31, 2016, respectively.

On December 7, 2015, the Company entered into an agreement to terminate all existing loss share agreements with the FDIC. Under the terms of the agreement, the FDIC made a net payment to the bank of $1.3 million. The agreement eliminated the FDIC clawback liability of $3.5 million and the FDIC loss share receivable of $7.2 million. Accordingly, a pretax charge of $2.4 million was recorded in 2015 as a separate component of noninterest expense.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients and as part of its risk management activities. These instruments include interest rate swaps and option contracts and foreign exchange forward contracts. The Company does not enter into derivative financial instruments for trading purposes.

Using derivative instruments can involve assuming counterparty credit risk to varying degrees. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains in excess of collateral pledged, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At December 31, 2017, the Company had $2.1 million of counterparty credit exposure on derivatives. This counterparty risk is considered as part of underwriting and on-going monitoring policies. At December 31, 2017 and 2016, the Company had pledged cash of $1.4 million and $0.7 million, respectively, as collateral in connection with interest rate swap agreements.

Hedging Instruments. At December 31, 2017, the Company had no outstanding hedging instruments used to manage risk. In the past, the Company entered into interest rate caps in order to economically hedge changes in fair value of certain state tax credits held for sale. See Note 18 – Fair Value Measurements for further discussion of the fair value of the state tax credits. The notional amount of the derivative instruments used to manage risk was $3.5 million at December 31, 2016.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Non-designated hedging instruments
Interest rate swap contracts	$394,852	$124,322	$2,061	$982	$2,061	$982
Foreign exchange forward contracts	1,528	3,034	1,528	3,034	1,528	3,034

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the years ended December 31, 2017 and 2016, the gains and losses offset each other due to the Company's hedging of the client swaps with other bank counterparties.

NOTE 7 - FIXED ASSETS

A summary of fixed assets at December 31, 2017 and 2016, is as follows:

	December 31,
(in thousands)	2017	2016
Land	$7,263	$3,103
Buildings and leasehold improvements	32,384	18,054
Furniture, fixtures and equipment	8,272	6,136
Capitalized software	1,305	1,305
	49,224	28,598
Less accumulated depreciation and amortization	16,606	13,688
Total fixed assets	$32,618	$14,910

Depreciation and amortization of fixed assets included in noninterest expense amounted to $3.3 million, $2.4 million, and $2.0 million in 2017, 2016, and 2015, respectively.

The Company has facilities leased under agreements that expire in various years through 2029. The Company's rent expense totaled $3.3 million, $3.1 million, and $3.1 million in 2017, 2016, and 2015, respectively. Sublease rental income was $0.03 million, $0.1 million, and $0.1 million for 2017, 2016, and 2015, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on current market conditions and rates of inflation.

The future aggregate minimum rental commitments (in thousands) required under the Company's equipment and facilities leases are shown below:

Year	Amount
2018	$3,503
2019	3,477
2020	3,418
2021	3,337
2022	2,801
Thereafter	5,962
Total	$22,498

The Company has recorded a liability and corresponding expense for the difference between the net present value of future lease payments and its estimated sublease income on certain vacant branches. As of December 31, 2017, this liability was $2.0 million. The Company recorded expense for the estimated net lease liability of $0.4 million, $0.5 million, and $0.1 million in 2017, 2016, and 2015, respectively. The expense is recorded within other noninterest expense.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill increased to $117.3 million as of December 31, 2017, compared to $30.3 million as of December 31, 2016 due to the acquisition of JCB. The annual goodwill impairment evaluations in 2017, 2016, and 2015 did not identify any impairment.

The table below presents a summary of intangible assets:

(in thousands)	Years ended December 31,
	2017	2016
Gross core deposit intangible balance, beginning of year	$9,060	$9,060
Additions	11,514	—
Gross core deposit intangible, end of period	20,574	9,060
Accumulated amortization	(9,518)	(6,909)
Core deposit intangible, net, end of year	$11,056	$2,151

Amortization expense on the core deposit intangibles was $2.6 million, $0.9 million, and $1.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. The core deposit intangibles are being amortized over a 10 year period.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2017.

Year	Core Deposit Intangible
2018	$2,504
2019	2,129
2020	1,755
2021	1,381
2022	1,071
After 2022	2,216
$11,056

NOTE 9 - MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2017:

(in thousands)	Brokered	Customer	Total
Less than 1 year	$114,054	$317,373	$431,427
Greater than 1 year and less than 2 years	1,252	74,236	75,488
Greater than 2 years and less than 3 years	—	48,553	48,553
Greater than 3 years and less than 4 years	—	21,100	21,100
Greater than 4 years and less than 5 years	—	1,598	1,598
Greater than 5 years	—	607	607
	$115,306	$463,467	$578,773

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $148.0 million as of December 31, 2017.

NOTE 10 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company's subordinated debentures at December 31, 2017 and 2016 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2017	2016
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I (1)	8,153	—	February 22, 2031	February 22, 2011	Fixed @ 10.2%
JEFFCO Stat Trust II (1)	4,281	—	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Total trust preferred securities	69,241	56,807

Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(1,136)	(1,267)
Total fixed-to-floating rate subordinated notes	48,864	48,733

Total subordinated debentures and notes	$118,105	$105,540

(1) Purchase accounting adjustments are reflected in the balance and also impact the effective interest rate.

The Company has 10 unconsolidated statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities. The subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial conditions of the Company. The Company fully and unconditionally guarantees each trust's securities obligations. Under current regulations, the trust preferred securities are included in tier 1 capital for regulatory capital purposes, subject to certain limitations.

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company's consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company's consolidated statements of operations. The Company's investment of $2.1 million at December 31, 2017, in these trusts is included in other investments in the consolidated balance sheets.

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

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2017 and 2016, the carrying value of the loans pledged to the FHLB of Des Moines was $1.1 billion and $773.5 million, respectively. The secured line of credit had availability of approximately $484.7 million at December 31, 2017.

The Company also has an $12.9 million investment in the capital stock of the FHLB of Des Moines at December 31, 2017.

The following table summarizes the type, maturity, and rate of the Company's FHLB advances at December 31:

		2017		2016
($ in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	Less than 1 year	$172,743	1.56%	$—	—%
Non-amortizing fixed advance	Greater than 1 year	—	—%	—	—%
Total Federal Home Loan Bank Advances		$172,743	1.56%	$—	—%

At December 31, 2017, the Company used $18.1 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 12 - OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
($ in thousands)	2017	2016
Securities sold under customer repurchase agreements	$253,674	$276,980

Average balance during the year	$220,807	$206,643
Maximum balance outstanding at any month-end	253,674	276,980
Average interest rate during the year	0.21%	0.19%
Average interest rate at December 31	0.25%	0.18%

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2017, $898.1 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating $1.1 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2017.

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

A summary of the amounts drawn on the Revolving Agreement as of December 31, 2017, and 2016 is as follows:

	December 31,
($ in thousands)	2017	2016
Outstanding balance	$—	$—

Average balance during the year	$822	$—
Maximum balance outstanding at any month-end	10,000	—
Weighted average interest rate during the year	3.50%	—%
Average interest rate at December 31	—%	—%

NOTE 13 - LITIGATION AND OTHER CONTINGENCIES

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

NOTE 14 - REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2017 and 2016, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2017 and 2016, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$589,047	12.21%	$385,816	8.00%	$—	—%
Enterprise Bank & Trust	546,314	11.36	384,791	8.00	480,989	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	496,045	10.29	289,362	6.00	—	—
Enterprise Bank & Trust	503,312	10.46	288,593	6.00	384,791	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	428,397	8.88	217,021	4.50	—	—
Enterprise Bank & Trust	503,264	10.46	216,445	4.50	312,643	6.50
Leverage Ratio (Tier 1 Capital to Average Assets)
Enterprise Financial Services Corp	496,045	9.72	204,087	4.00	—	—
Enterprise Bank & Trust	503,312	9.68	207,885	4.00	259,856	5.00

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$506,349	13.48%	$300,573	8.00%	$—	—%
Enterprise Bank & Trust	430,981	11.53	298,982	8.00	373,728	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	412,865	10.99	225,430	6.00	—	—
Enterprise Bank & Trust	387,497	10.37	224,237	6.00	298,982	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	357,729	9.52	169,072	4.50	—	—
Enterprise Bank & Trust	387,461	10.37	168,178	4.50	242,923	6.50
Leverage Ratio (Tier 1 Capital to Average Assets)
Enterprise Financial Services Corp	412,865	10.42	158,480	4.00	—	—
Enterprise Bank & Trust	387,497	9.81	157,933	4.00	197,417	5.00

NOTE 15 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights ("SSARs"), and restricted stock units (“RSUs”), and may contain performance terms as designated by the Company's Board of Directors upon the recommendation of the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. At December 31, 2017, there were 86,082 shares available for grant under the various share-based compensation plans.

Total share-based compensation expense that was charged against income was $3.4 million, $3.4 million, and $3.6 million for the years ended December 31, 2017, 2016, and 2015 respectively. The total excess income tax benefit for share-based compensation arrangements was $2.1 million, $1.3 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. There were no grants of employee stock options or SSARs during the years ended December 31, 2017, 2016, or 2015.

Stock options have been granted to key employees with exercise prices equal to the market price of the Company's common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2017, there was no remaining unrecognized compensation expense related to stock options and SSARs and all outstanding awards are vested. Various information related to the stock options and SSARs is shown below.

(in thousands)	2017	2016	2015
Compensation expense	$—	$—	$50
Intrinsic value of option exercises on date of exercise	3,156	1,156	74
Cash received from the exercise of stock options	91	87	126

Following is a summary of the employee stock option and SSAR activity for 2017.

(in thousands, except share and per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	270,246	$18.85
Granted	—	—
Exercised	(164,116)	22.40
Forfeited	—	—
Outstanding at December 31, 2017	106,130	$13.37	1.9 years	$3,373
Exercisable at December 31, 2017	106,130	$13.37	1.9 years	$3,373

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

($ in thousands)	2017	2016	2015
Compensation expense	$898	$850	$725
Total fair value at vesting date	1,471	2,275	809
Total unrecognized compensation cost for nonvested stock units	837	1,084	942
Expected years to recognize unearned compensation	1.8 years	1.6 years	1.7 years

A summary of the status of the Company's RSU awards as of December 31, 2017 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	58,698	$23.06
Granted	16,462	41.68
Vested	(33,206)	18.48
Forfeited	(732)	14.48
Outstanding at December 31, 2017	41,222	$34.34

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-management directors as compensation in lieu of cash. At December 31, 2017, there were 19,163 shares of stock available for issuance under the Stock Plan for Non-Management Directors.

Various information related to the Director Plan is shown below.

(in thousands, except share and per share data)	2017	2016	2015
Shares issued	10,531	12,528	16,283
Weighted average fair value	$42.46	$31.25	$24.43
Compensation expense	397	407	373

Employee Stock Issuance
Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in the form of a one-time award or paid in pro rata installments. The stock is restricted for at least 2 years and upon issuance may be fully vested or vest over 5 years. The Company recognized $0.1 million, zero, and $0.2 million of stock-based compensation expense for the shares issued to the employees in 2017, 2016, and 2015, respectively. The Company issued zero shares in 2017 and 2016, and 14,110 shares in 2015.

Long-term incentives
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a 3 year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at a minimum of the target level. The amount of the awards are determined at the end of the 3 year vesting and performance period. In January 2018, the Company awarded 134,600 shares to employees upon completion of the 2015-2017 performance cycle. In February 2017, the Company awarded 118,519 shares to employees upon completion of the 2014-2016 performance cycle. In

January 2016, the Company awarded 159,094 shares to employees upon completion of the 2013-2015 performance cycle. Information related to the outstanding grants at December 31, 2017 is shown below:

(in thousands, except share and per share data)	2016 - 2018 Cycle	2017 - 2019 Cycle
Shares issuable at target	87,758	55,203
Maximum shares issuable	107,955	68,263
Unrecognized compensation cost	$949	$1,792
Weighted average grant date fair value	25.26	40.72

The Company recorded $2.5 million, $2.5 million and $2.7 million of stock-based compensation expense for these awards during 2017, 2016 and 2015, respectively. In 2017 and 2016, this expense included an additional $0.3 million, and $0.2 million, respectively, related to modifications made for retiring executives. The modification allows for portions of outstanding performance awards to continue to vest as though employment had not terminated and will be paid based on actual performance as determined by the compensation committee following completion of the applicable performance period.

401(k) plans
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $2.0 million, $1.7 million and $1.6 million for 2017, 2016, and 2015, respectively.

NOTE 16 - INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$15,845	$17,005	$22,916
State and local	1,377	1,734	2,798
Total current	17,222	18,739	25,714
Deferred:
Federal	20,989	5,959	(5,266)
State and local	116	1,304	(497)
Total deferred	21,105	7,263	(5,763)
Total income tax expense	$38,327	$26,002	$19,951

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate in 2017, 2016, and 2015 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2017	2016	2015
Income tax expense at statutory rate	$30,281	$26,194	$20,440
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(961)	(945)	(931)
State and local income taxes, net	1,676	1,673	1,414
Bank-owned life insurance, net	(715)	(544)	(462)
Non-deductible expenses	407	263	259
Change in estimated rate for deferred taxes	12,117	302	—
Tax benefits of LIHTC investments, net	(257)	(181)	(179)
Excess tax benefits	(2,141)	—	—
Other federal tax benefits	(1,701)	—	—
Other, net	(379)	(760)	(590)
Total income tax expense	$38,327	$26,002	$19,951

The net amount recognized as a component of tax expense for tax credits, other tax benefits, and amortization from low-income housing tax credit ("LIHTC") investments recognized per the table above was $0.3 million for the year ended December 31, 2017. The net amount recognized as a component of income tax expense per the table above was $0.2 million for the years ended December 31, 2016, and 2015. As of December 31, 2017 and 2016, the carrying value of the investments related to low-income housing tax credits was $1.3 million and $1.4 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments. As of December 31, 2017, the Company has future capital commitments of $4.8 million related to low-income housing tax credit investments. The capital commitments are expected to be called between the years 2018 - 2020.

A net deferred income tax asset of $22.5 million and $33.8 million is included in other assets in the consolidated balance sheets at December 31, 2017 and 2016, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$10,516	$16,496
Basis difference on PCI assets, net	5,748	5,551
Basis difference on Other real estate	694	317
Deferred compensation	2,719	4,217
Goodwill and other intangible assets	2,151	5,520
Accrued compensation	646	899
Unrealized losses on securities available for sale	1,490	1,019
Other, net	2,150	925
Total deferred tax assets	26,114	34,944

Deferred tax liabilities:
State tax credits held for sale, net of economic hedge	26	376
Core deposit intangibles	2,731	817
Other, net	855	—
Total deferred tax liabilities	3,612	1,193
Net deferred tax asset	$22,502	$33,751
Deferred tax rate	24.7%	38.0%

Net deferred tax assets for the year ended December 31, 2017, experienced an increase of $8.6 million from the acquisition of JCB, offset by a revaluation adjustment of $12.1 million due to our initial analysis of the impact of the Tax Act.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal or state income taxes as of December 31, 2017 or 2016.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in nine states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2014, with the exception of 2013 being an open year by one state taxing authority. The Company is not currently under audit by any taxing jurisdiction.

As of December 31, 2017, the gross amount of unrecognized tax benefits was $1.2 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.8 million. As of December 31, 2016 and 2015, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.8 million and $0.9 million, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $0.3 million as a result of a lapse of statute of limitations in the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amounts accrued for interest and penalties as of December 31, 2017, 2016, and 2015 were not significant.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2017	2016	2015
Balance at beginning of year	$1,180	$1,359	$1,884
Additions based on tax positions related to the current year	331	239	230
Additions for tax positions of prior years	41	39	46
Reductions for tax positions of prior years	—	—	(437)
Settlements or lapse of statute of limitations	(308)	(457)	(364)
Balance at end of year	$1,244	$1,180	$1,359

NOTE 17 - COMMITMENTS

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

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2017, and December 31, 2016, are as follows:

(in thousands)	December 31, 2017	December 31, 2016
Commitments to extend credit	$1,298,423	$1,075,170
Letters of credit	73,790	78,954

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2017 and December 31, 2016. Other liabilities include approximately $0.4 million for estimated losses attributable to the unadvanced commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2017, and December 31, 2016, $112.0 million and $89.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from 1 month to 3 years and 9 months at December 31, 2017.

NOTE 18 - FAIR VALUE MEASUREMENTS

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,224	$—	$99,224
Obligations of states and political subdivisions	—	34,642	—	34,642
Residential mortgage-backed securities	—	507,516	—	507,516
Total securities available for sale	—	641,382	—	641,382
State tax credits held for sale	—	—	400	400
Derivative financial instruments	—	3,589	—	3,589
Total assets	$—	$644,971	$400	$645,371

Liabilities
Derivative financial instruments	$—	$3,589	$—	$3,589
Total liabilities	$—	$3,589	$—	$3,589

	December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$107,660	$—	$107,660
Obligations of states and political subdivisions	—	33,542	3,089	36,631
Residential mortgage-backed securities	—	316,506	—	316,506
Total securities available for sale	—	457,708	3,089	460,797
State tax credits held for sale	—	—	3,585	3,585
Derivative financial instruments	—	4,016	—	4,016
Total assets	$—	$461,724	$6,674	$468,398

Liabilities
Derivative financial instruments	$—	$4,016	$—	$4,016
Total liabilities	$—	$4,016	$—	$4,016

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At December 31, 2017, there were no Level 3 Auction Rate Securities. Auction Rate Securities at December 31, 2017 were valued using a Level 2 pricing source similar to our other securities available for sale.

•
State tax credits held for sale. At December 31, 2017, of the $43.5 million of state tax credits held for sale on the consolidated balance sheet, approximately $0.4 million were carried at fair value. The remaining $43.1 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased since 2010 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the years ended December 31, 2017 and 2016.

•
Transfers in and/or out of Level 3. There was $3.1 million in Level 3 transfers to Level 2 for the year ending December 31, 2017 because more observable market data became available for the Auction Rate Securities. The Company's policy is to recognize transfers into or out of a level as of the end of a reporting period. As a result, the transfers occurred on June 30, 2017. There were no transfers in and/or out of Level 3 for the year ending 2016.

	Securities available for sale, at fair value
	Years ended December 31,
(in thousands)	2017	2016
Beginning balance	$3,089	$3,077
Total gains:
Included in other comprehensive income	4	12
Transfer in and/or out of Level 3	(3,093)	—
Ending balance	$—	$3,089

Change in unrealized gains relating to assets still held at the reporting date	$—	$12

	State tax credits held for sale, at fair value
	Years ended December 31,
(in thousands)	2017	2016
Beginning balance	$3,585	$5,941
Total gains:
Included in earnings	101	177
Purchases, sales, issuances and settlements:
Sales	(3,286)	(2,533)
Ending balance	$400	$3,585

Change in unrealized losses relating to assets still held at the reporting date	$(885)	$(575)

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

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016.

	December 31, 2017
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2017
Impaired loans	$3,200	$—	$—	$3,200	$6,599
Other real estate	—	—	—	—	—
Total	$3,200	$—	$—	$3,200	$6,599

	December 31, 2016
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2016
Impaired loans	$175	$—	$—	$175	$4,335
Other real estate	—	—	—	—	1
Total	$175	$—	$—	$175	$4,336
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

Carrying amount and fair value at December 31, 2017 and 2016
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$91,084	$91,084	$54,288	$54,288
Federal funds sold	1,223	1,223	446	446
Interest-bearing deposits	63,661	63,661	145,048	145,048
Securities available for sale	641,382	641,382	460,797	460,797
Securities held to maturity	73,749	73,458	80,463	79,639
Other investments, at cost	26,661	26,661	14,840	14,840
Loans held for sale	3,155	3,155	9,562	9,562
Derivative financial instruments	3,589	3,589	4,016	4,016
Portfolio loans, net	4,054,473	4,096,741	3,114,752	3,125,701
State tax credits, held for sale	43,468	44,271	38,071	41,264
Accrued interest receivable	14,069	14,069	11,117	11,117

Balance sheet liabilities
Deposits	4,156,414	4,153,323	3,233,361	3,232,414
Subordinated debentures and notes	118,105	105,031	105,540	86,052
Federal Home Loan Bank advances	172,743	172,893	—	—
Other borrowings	253,674	253,530	276,980	276,905
Derivative financial instruments	3,589	3,589	4,016	4,016
Accrued interest payable	1,730	1,730	1,105	1,105

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the consolidated balance sheets at fair value at December 31, 2017, and December 31, 2016.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$73,458	$—	$73,458
Portfolio loans, net	—	—	4,096,741	4,096,741
State tax credits, held for sale	—	—	43,871	43,871
Financial Liabilities:
Deposits	3,577,641	—	575,682	4,153,323
Subordinated debentures and notes	—	105,031	—	105,031
Federal Home Loan Bank advances	—	172,893	—	172,893
Other borrowings	—	253,530	—	253,530

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$79,639	$—	$79,639
Portfolio loans, net	—	—	3,125,701	3,125,701
State tax credits, held for sale	—	—	37,679	37,679
Financial Liabilities:
Deposits	2,760,202	—	472,212	3,232,414
Subordinated debentures and notes	—	86,052	—	86,052
Federal Home Loan Bank advances	—	—	—	—
Other borrowings	—	276,905	—	276,905

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

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2017	2016
Assets
Cash	$9,977	$52,245
Investment in Enterprise Bank & Trust	623,439	416,831
Investment in nonbank subsidiaries	6,546	2,798
Other assets	28,741	22,111
Total assets	$668,703	$493,985

Liabilities and Shareholders' Equity
Subordinated debentures and notes	$118,105	$105,540
Accounts payable and other liabilities	2,025	1,347
Shareholders' equity	548,573	387,098
Total liabilities and shareholders' equity	$668,703	$493,985

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2017	2016	2015
Income:
Dividends from subsidiaries	$20,000	$7,500	$10,000
Other	708	491	249
Total income	20,708	7,991	10,249

Expenses:
Interest expense-subordinated debentures and notes	5,094	1,893	1,248
Interest expense-notes payable	89	53	144
Other expenses	5,486	5,526	3,823
Total expenses	10,669	7,472	5,215

Income before taxes and equity in undistributed earnings of subsidiaries	10,039	519	5,034

Income tax benefit	3,098	2,583	2,118

Net income before equity in undistributed earnings of subsidiaries	13,137	3,102	7,152

Equity in undistributed earnings of subsidiaries	35,053	45,735	31,298
Net income and comprehensive income	$48,190	$48,837	$38,450

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$48,190	$48,837	$38,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	3,427	3,367	3,601
Net income of subsidiaries	(55,053)	(53,235)	(41,298)
Dividends from subsidiaries	20,000	7,500	10,000
Excess tax expense of share-based compensation	—	(1,327)	(449)
Other, net	(1,806)	1,848	848
Net cash provided by operating activities	14,758	6,990	11,152

Cash flows from investing activities:
Cash contributions to subsidiaries	—	(250)	—
Cash paid for acquisitions, net of cash acquired	(25,187)	—	—
Purchases of other investments	(3,679)	(2,435)	(2,832)
Proceeds from distributions on other investments	1,634	1,151	880
Net cash used by investing activities	(27,232)	(1,534)	(1,952)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	—	48,733	—
Proceeds from notes payable	10,000	—	—
Repayments of notes payable	(10,000)	—	(5,700)
Cash dividends paid	(10,249)	(8,211)	(5,259)
Excess tax benefit of share-based compensation	—	1,327	449
Payments for the repurchase of common stock	(16,636)	(4,889)	—
Payments for the issuance of equity instruments, net	(2,909)	(2,203)	(1,190)
Net cash provided (used) by financing activities	(29,794)	34,757	(11,700)

Net increase (decrease) in cash and cash equivalents	(42,268)	40,213	(2,500)
Cash and cash equivalents, beginning of year	52,245	12,032	14,532
Cash and cash equivalents, end of year	$9,977	$52,245	$12,032

Supplemental disclosures of cash flow information:
Noncash transactions:
Common shares issued in connection with JCB acquisition	$141,729	$—	$—

NOTE 20 - QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents unaudited quarterly financial information for the periods indicated:

	2017
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$54,789	$52,468	$51,542	$43,740
Interest expense	7,385	6,843	5,909	5,098
Net interest income	47,404	45,625	45,633	38,642
Provision for portfolio loan losses	3,186	2,422	3,623	1,533
Provision reversal for purchased credit impaired loan losses	(279)	—	(207)	(148)
Net interest income after provision for loan losses	44,497	43,203	42,217	37,257
Noninterest income	11,112	8,372	7,934	6,976
Noninterest expense	28,260	27,404	32,651	26,736
Income before income tax expense	27,349	24,171	17,500	17,497
Income tax expense	19,820	7,856	5,545	5,106
Net income	$7,529	$16,315	$11,955	$12,391

Earnings per common share:
Basic	$0.33	$0.70	$0.51	$0.57
Diluted	0.32	0.69	0.50	0.56

	2016
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$39,438	$37,293	$37,033	$35,460
Interest expense	3,984	3,463	3,250	3,032
Net interest income	35,454	33,830	33,783	32,428
Provision for portfolio loan losses	964	3,038	716	833
Provision reversal for purchased credit impaired loan losses	(343)	(1,194)	(336)	(73)
Net interest income after provision for loan losses	34,833	31,986	33,403	31,668
Noninterest income	9,029	6,976	7,049	6,005
Noninterest expense	23,181	20,814	21,353	20,762
Income before income tax expense	20,681	18,148	19,099	16,911
Income tax expense	7,053	6,316	6,747	5,886
Net income	$13,628	$11,832	$12,352	$11,025

Earnings per common share:
Basic	$0.68	$0.59	$0.62	$0.55
Diluted	0.67	0.59	0.61	0.54

NOTE 21 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the "FASB") Accounting Standards Update (the "ASU") 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendment allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Entities will be able to early adopt the guidance in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Cuts and Jobs Act is recognized. It would also allow entities to elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in OCI for other reasons (e.g., prior changes in tax law, a change in valuation allowance) may not be reclassified. The Company plans to adopt this standard in the first quarter of 2018, and apply it to the same period. The adoption of this update will result in an increase to retained earnings of $0.8 million being reclassified from accumulated other comprehensive income.

FASB ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" In August 2017, the FASB issued ASU 2017-12, "Targeted Improvement to Accounting for Hedging Activities". The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. In addition, the amendments in this update simplify the application of hedge accounting for preparers of financial statements, as well as improve the understandability of an entity's risk management activities being conveyed to financial statement users. The new guidance becomes effective for periods beginning after December 15, 2018, with early adoption being permitted. The Company elected early adoption of this standard as of January 1, 2018. The effect of this adoption will have a minimal impact on the Company's consolidated financial statements.

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

FASB ASU 2016-02 "Leases (Topic 842)" In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance becomes effective for periods beginning after December 15, 2018, including interim periods therein. Early adoption will be permitted. The adoption of this standard will gross up the Company's Consolidated Balance Sheet and utilize capital, but it will have no impact on the Consolidated Statements of Operations.

FASB ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value through earnings, and eliminates the available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities where the fair value option has been elected, changes in fair value due to instrument-specific credit risk must be recognized in other comprehensive income. When measuring the fair value of financial instruments at amortized cost, the exit price must be used for disclosure purposes. The ASU also requires that financial assets and liabilities be presented separately in the notes to the financial statements. This ASU becomes effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted with some exceptions. The Company has evaluated its applicable equity investments and determined that they primarily qualify for the measurement exception which allows those investments to be measured at their cost minus impairment. Any valuation adjustments will be recorded prospectively through net income, and the related disclosure will be included in the Notes to the Consolidated Financial Statements.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2017.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2017, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 2, 2018.
ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 2, 2018.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 2, 2018.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 2, 2018.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 2, 2018.

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

3. Exhibits

No.        Description

2.1
Agreement and Plan of Merger, among the Company, Enterprise Bank & Trust, Jefferson County Bancshares, Inc. and Eagle Bank and Trust Company of Missouri, dated October 10, 2016 (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on October 11, 2016 (File No. 001-15373)).

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

3.3
Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999 (File No. 001-15373)).

3.4	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on April 30, 2002 (File No. 001-15373)).

3.5
Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Form 14-A filed on November 20, 2008 (File No. 001-15373)).

3.6
Certificate of Designations of Registrant for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated December 17, 2008 (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on December 23, 2008 (File No. 001-15373)).

3.7
Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2014 (File No. 001-15373)).

3.8	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on June 12, 2015 (File No. 001-15373)).

4.1
Subordinated Debt Securities Indenture dated November 1, 2016 (incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on November 1, 2016 (File No. 001-15373)).

4.2
First Supplemental Indenture to the Subordinated Debt Securities Indenture dated November 1, 2016 (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on November 1, 2016 (File No. 001-15373)).

10.1.1*
Executive Employment Agreement by and between Registrant and James B. Lally, dated May 2, 2017 (incorporated by reference to Exhibit 10.1.1 to the Current Report on Form 8-K of Registrant, filed with the Commission on June 6, 2017).

10.1.2*
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

10.1.3*
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

10.1.4*
Executive Employment Agreement dated as of January 5, 2015 by and between Registrant and Douglas N. Bauche (incorporated by reference to Exhibit 10.1.8 to Registrant's Report on Form 10-K for the year ended December 31, 2016).

10.1.5*
Change in Control Agreement dated as of July 23, 2014 by and between Registrant and Mark G. Ponder (incorporated by reference to Exhibit 10.1.12 to Registrant's Report on Form 10-K for the year ended December 31, 2016).

10.1.6*
Restricted Stock Unit Agreement by and between Registrant and Keene S. Turner (incorporated herein by reference to Exhibit 10.1.2 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2014).

10.1.7*	Restricted Stock Unit Agreement dated as of August 9, 2016 by and between Registrant and Keene S. Turner (filed herewith).

10.1.8*	Restricted Stock Unit Agreement dated as of August 9, 2016 by and between Registrant and Scott R. Goodman (filed herewith).

10.1.9*
Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 001-15373)).

10.1.10*
Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.1.11*
Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14A, filed on March 17, 2008 (File No. 001-15373)).

10.1.12*
Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15373)).

10.1.13*
Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant's Proxy Statement on Schedule 14-A filed on March 7, 2006 and as amended on Schedule 14A filed on April 23, 2012 (File No. 001-15373)).

10.1.14*
Form of Enterprise Financial Services Corp Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 10-Q filed on August 8, 2012 (File No. 001-15373)).

10.1.15*
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

10.2
Revolving Credit Agreement dated February 24, 2016 between US Bank National Association and Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K for the year ended December 31, 2015), amended by the First Amendment to Loan Agreement dated as of February 23, 2017 (incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 2016), and amended by the Second Amendment to Loan agreement dated as of February 23, 2018 (filed herewith).

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2017 and December 31, 2016; (ii) Consolidated Statement of Income for the years ended December 31, 2017, 2016, and 2015; (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015; (iv) Consolidated Statement of Changes in Equity for the years ended December 31, 2017, 2016, and 2015; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (vi) Notes to Financial Statements.

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

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2018.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on February 23, 2018.

Signatures	Title
/s/ James B. Lally	Chief Executive Officer and Director (Principal Executive Officer)
James B. Lally

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Mark G. Ponder	Senior Vice President and Controller (Principal Accounting Officer)
Mark G. Ponder

/s/ John S. Eulich*
John S. Eulich	Chairman of the Board of Directors

/s/ John Q. Arnold*
John Q. Arnold	Director

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ Michael T. Normile*
Michael T. Normile	Director

/s/ Eloise E. Schmitz*
Eloise E. Schmitz	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director
*Signed by Power of Attorney.