Form 10-Q
period 2018-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2018-04-27
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2018.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 25, 2018, the Registrant had 23,111,255 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$81,604	$91,084
Federal funds sold	1,099	1,223
Interest-bearing deposits (including $1,295 and $1,365 pledged as collateral, respectively)	60,398	61,016
Total cash and cash equivalents	143,101	153,323
Interest-bearing deposits greater than 90 days	2,400	2,645
Securities available for sale	652,272	641,382
Securities held to maturity	70,579	73,749
Loans held for sale	1,748	3,155
Loans	4,190,845	4,097,050
Less: Allowance for loan losses	44,650	42,577
Total loans, net	4,146,195	4,054,473
Other real estate	455	498
Other investments, at cost	29,263	26,661
Fixed assets, net	32,127	32,618
Accrued interest receivable	17,277	14,069
State tax credits held for sale (including $350 and $400 carried at fair value, respectively)	42,364	43,468
Goodwill	117,345	117,345
Intangible assets, net	10,399	11,056
Other assets	117,577	114,783
Total assets	$5,383,102	$5,289,225

Liabilities and Shareholders' Equity
Demand deposits	$1,101,705	$1,123,907
Interest-bearing transaction accounts	875,880	915,653
Money market accounts	1,445,459	1,342,931
Savings	210,029	195,150
Certificates of deposit:
Brokered	201,082	115,306
Other	447,222	463,467
Total deposits	4,281,377	4,156,414
Subordinated debentures and notes (net of debt issuance cost of $1,103 and $1,136, respectively)	118,118	118,105
Federal Home Loan Bank advances	224,624	172,743
Other borrowings	166,589	253,674
Accrued interest payable	2,046	1,730
Other liabilities	35,333	37,986
Total liabilities	4,828,087	4,740,652

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,867,710 and 23,781,112 shares issued, respectively	239	238
Treasury stock, at cost; 756,588 and 691,673 shares, respectively	(26,326)	(23,268)
Additional paid in capital	348,092	350,061
Retained earnings	244,573	225,360
Accumulated other comprehensive loss	(11,563)	(3,818)
Total shareholders' equity	555,015	548,573
Total liabilities and shareholders' equity	$5,383,102	$5,289,225
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Interest income:
Interest and fees on loans	$50,450	$39,926
Interest on debt securities:
Taxable	3,987	3,230
Nontaxable	282	386
Interest on interest-bearing deposits	240	130
Dividends on equity securities	205	68
Total interest income	55,164	43,740
Interest expense:
Interest-bearing transaction accounts	806	675
Money market accounts	3,353	1,493
Savings accounts	125	82
Certificates of deposit	1,899	1,215
Subordinated debentures and notes	1,368	1,164
Federal Home Loan Bank advances	1,258	330
Notes payable and other borrowings	184	139
Total interest expense	8,993	5,098
Net interest income	46,171	38,642
Provision for portfolio loan losses	1,871	1,533
Provision reversal for purchased credit impaired loan losses	—	(148)
Net interest income after provision for loan losses	44,300	37,257
Noninterest income:
Service charges on deposit accounts	2,851	2,510
Wealth management revenue	2,114	1,833
Card services revenue	1,516	1,037
Gain on state tax credits, net	252	246
Gain on sale of investment securities	9	—
Miscellaneous income	2,800	1,350
Total noninterest income	9,542	6,976
Noninterest expense:
Employee compensation and benefits	16,491	15,208
Occupancy	2,406	1,929
Data processing	1,467	1,633
Professional fees	849	837
FDIC and other insurance	917	824
Loan legal and other real estate expense	299	345
Merger related expenses	—	1,667
Other	6,714	4,293
Total noninterest expense	29,143	26,736

Income before income tax expense	24,699	17,497
Income tax expense	3,778	5,106
Net income	$20,921	$12,391

Earnings per common share
Basic	$0.91	$0.57
Diluted	0.90	0.56
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Net income	$20,921	$12,391
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $(2,265) and $348, respectively	(6,904)	567
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $2 and $0, respectively	(7)	—
Total other comprehensive income (loss)	(6,911)	567
Total comprehensive income	$14,010	$12,958

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Common Stock		Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2017	$238		$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	—		—	—	20,921	—	20,921
Other comprehensive income	—		—	—	—	(6,911)	(6,911)
Total comprehensive income	—		—	—	20,921	(6,911)	14,010
Cash dividends paid on common shares, $0.11 per share	—		—	—	(2,542)	—	(2,542)
Repurchase of common shares	—		(3,058)	—	—	—	(3,058)
Issuance under equity compensation plans, 86,598 shares, net	1		—	(2,687)	—	—	(2,686)
Share-based compensation	—		—	718	—	—	718
Reclassification adjustments for change in accounting policies	—	—	—	—	834	(834)	—
Balance March 31, 2018	$239		$(26,326)	$348,092	$244,573	$(11,563)	$555,015

(in thousands, except per share data)	Common Stock		Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2016	$203		$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	—		—	—	12,391	—	12,391
Other comprehensive income	—		—	—	—	567	567
Total comprehensive income	—		—	—	12,391	567	12,958
Cash dividends paid on common shares, $0.11 per share	—		—	—	(2,579)	—	(2,579)
Issuance under equity compensation plans, 93,236 shares, net	1		—	(2,152)	—	—	(2,151)
Share-based compensation	—		—	866	—	—	866
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc., 3,299,865 shares, net	33		—	141,696	—	—	141,729
Reclassification for the adoption of share-based payment guidance	—		—	(5,229)	5,229	—	—
Balance March 31, 2017	$237		$(6,632)	$348,259	$197,231	$(1,174)	$537,921

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands, except share data)	2018	2017
Cash flows from operating activities:
Net income	$20,921	$12,391
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	849	387
Provision for loan losses	1,870	1,385
Deferred income taxes	2,290	962
Net amortization of debt securities	533	1,310
Amortization of intangible assets	656	446
Gain on sale of investment securities	(9)	—
Mortgage loans originated for sale	(12,389)	(38,602)
Proceeds from mortgage loans sold	13,917	42,710
Gain on state tax credits, net	(252)	(246)
Share-based compensation	718	866
Net accretion of loan discount	(467)	(1,014)
Changes in:
Accrued interest receivable	(3,209)	1,682
Accrued interest payable	315	156
Other assets	(888)	(1,728)
Other liabilities	(2,640)	(51,693)
Net cash provided by (used in) operating activities	22,215	(30,988)
Cash flows from investing activities:
Proceeds from JCB acquisition, net of cash purchase price	—	6,171
Net increase in loans	(93,125)	(57,054)
Proceeds from the sale of securities, available for sale	1,451	143,554
Proceeds from the paydown or maturity of securities, available for sale	19,683	42,223
Proceeds from the paydown or maturity of securities, held to maturity	1,639	1,180
Proceeds from the redemption of other investments	13,514	12,033
Proceeds from the sale of state tax credits held for sale	1,356	4,093
Payments for the purchase/origination of:
Available for sale debt securities	(40,313)	(169,842)
Other investments	(17,864)	(20,318)
State tax credits held for sale	—	(1,298)
Fixed assets	(370)	(247)
Net cash used in investing activities	(114,029)	(39,505)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	(22,202)	9,646
Net increase in interest-bearing deposit accounts	147,165	23,316
Proceeds from Federal Home Loan Bank advances	484,500	681,181
Repayments of Federal Home Loan Bank advances	(432,500)	(530,681)
Net decrease in other borrowings	(87,085)	(98,040)
Cash dividends paid on common stock	(2,542)	(2,579)
Payments for the repurchase of common stock	(3,058)	—
Payments for the issuance of equity instruments, net	(2,686)	(2,151)
Net cash provided by financing activities	81,592	80,692
Net increase (decrease) in cash and cash equivalents	(10,222)	10,199
Cash and cash equivalents, beginning of period	153,323	198,802
Cash and cash equivalents, end of period	$143,101	$209,001
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,677	$4,289
Income taxes	685	28
Noncash transactions:
Common shares issued in connection with JCB acquisition	—	141,729

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

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value through earnings, and eliminates the available-for-sale classification for equity securities with readily determinable fair values. The guidance also provides an alternative to measure equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer (the “measurement alternative”). The Company elected the measurement alternative for its qualifying equity securities. The adoption of this update resulted in an insignificant increase to retained earnings which was reclassified from accumulated other comprehensive income.

In addition, the Company early adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. The adoption of this update had an insignificant impact on the Company's consolidated financial statements.

The Company also early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" during the first quarter of 2018. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The adoption of this update resulted in an increase to retained earnings of $0.8 million being reclassified from accumulated other comprehensive income.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Revenue

The Company adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. The Company's revenues are primarily composed of interest income on financial instruments, including investment securities, which are excluded from the scope of the new guidance. Certain other noninterest income from loans, investment securities and derivative financial instruments is also excluded from this guidance. Service charges on deposit accounts, wealth management revenue, card services revenue, and gain on sale of other real estate are within the scope of the guidance; however, there were no accounting policy changes as the Company's policies were consistent with the new guidance. Other noninterest income sources of revenue are considered immaterial. Implementation of this guidance did not change current business practices or have any changes to the Company's consolidated financial statements.
Descriptions of our revenue-generating activities that are within the scope of this guidance, which are presented in our income statement as components of noninterest income are as follows:

•
Service charges on deposit accounts - represents fees generated from a variety of deposit products and services provided to customers under a day-to-day contract. These fees are recognized on a daily or monthly basis.

•	Wealth management revenue - represents monthly fees earned from directing, holding, and managing customers’ assets. Revenue is recognized over regular intervals, either monthly or quarterly.

•	Card services revenue - represents revenue earned from merchant, debit and credit cards as incurred and includes a contra revenue account for rebates.

•	Gain on sale of other real estate - represents income recognized at delivery of control of a property at the time of a real estate closing.

Income Taxes

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has recorded amounts based on the information known and reasonable estimates used as of March 31, 2018, but are subject to change based on a number of factors. The Company will complete its analysis of certain tax positions at the time it files its tax returns for the year ended December 31, 2017 and will be able to conclude if any further adjustments to the provisional estimate of the impact recorded is required.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Net income as reported	$20,921	$12,391

Weighted average common shares outstanding	23,115	21,928
Additional dilutive common stock equivalents	172	381
Weighted average diluted common shares outstanding	23,287	22,309

Basic earnings per common share:	$0.91	$0.57
Diluted earnings per common share:	$0.90	$0.56

For the three months ended March 31, 2018 and 2017, there were no common stock equivalents excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,890	$—	$(1,698)	$98,192
Obligations of states and political subdivisions	32,611	386	(209)	32,788
Agency mortgage-backed securities	524,738	360	(13,713)	511,385
U.S. Treasury bills	9,955	—	(48)	9,907
Total securities available for sale	$667,194	$746	$(15,668)	$652,272
Held to maturity securities:
Obligations of states and political subdivisions	$12,552	$7	$(241)	$12,318
Agency mortgage-backed securities	58,027	—	(1,579)	56,448
Total securities held to maturity	$70,579	$7	$(1,820)	$68,766

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,878	$6	$(660)	$99,224
Obligations of states and political subdivisions	34,181	674	(213)	34,642
Agency mortgage-backed securities	513,082	727	(6,293)	507,516
Total securities available for sale	$647,141	$1,407	$(7,166)	$641,382
Held to maturity securities:
Obligations of states and political subdivisions	$14,031	$69	$(46)	$14,054
Agency mortgage-backed securities	59,718	16	(330)	59,404
Total securities held to maturity	$73,749	$85	$(376)	$73,458

At March 31, 2018, and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Securities having a fair value of $401.1 million and $500.0 million at March 31, 2018, and December 31, 2017, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,404	$2,419	$—	$—
Due after one year through five years	120,488	118,875	865	858
Due after five years through ten years	14,514	14,647	10,820	10,613
Due after ten years	5,050	4,946	867	847
Agency mortgage-backed securities	524,738	511,385	58,027	56,448
	$667,194	$652,272	$70,579	$68,766

The following table represents a summary of investment securities that had an unrealized loss:

	March 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$98,192	$1,698	$—	$—	$98,192	$1,698
Obligations of states and political subdivisions	23,766	423	361	27	24,127	450
Agency mortgage-backed securities	408,153	10,017	121,046	5,275	529,199	15,292
U.S. Treasury bills	9,907	48	—	—	9,907	48
	$540,018	$12,186	$121,407	$5,302	$661,425	$17,488

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$89,309	$660	$—	$—	$89,309	$660
Obligations of states and political subdivisions	13,951	259	—	—	13,951	259
Agency mortgage-backed securities	469,655	6,034	12,229	589	481,884	6,623
	$572,915	$6,953	$12,229	$589	$585,144	$7,542

The unrealized losses at both March 31, 2018, and December 31, 2017, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2018, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.
NOTE 4 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. These loans are accounted for using the guidance in the Accounting Standards Codification (ASC) section 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired ("PCI") loans.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for at amortized cost, which includes our originated loans, and loans accounted for as PCI.

(in thousands)	March 31, 2018	December 31, 2017
Loans accounted for at amortized cost	$4,124,239	$4,022,896
Loans accounted for as PCI	66,606	74,154
Total loans	$4,190,845	$4,097,050

The following tables refer to loans not accounted for as PCI loans.

Below is a summary of loans by category at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Commercial and industrial	$1,981,684	$1,918,720
Real estate:
Commercial - investor owned	811,244	769,275
Commercial - owner occupied	568,773	554,589
Construction and land development	306,824	303,091
Residential	328,192	341,312
Total real estate loans	2,015,033	1,968,267
Consumer and other	128,436	137,234
Loans, before unearned loan fees	4,125,153	4,024,221
Unearned loan fees, net	(914)	(1,325)
Loans, including unearned loan fees	$4,124,239	$4,022,896

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment methodology through March 31, 2018, and at December 31, 2017, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2017	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Provision (provision reversal) for loan losses	780	648	190	35	259	(41)	1,871
Losses charged off	(732)	—	—	—	(254)	(49)	(1,035)
Recoveries	956	8	4	206	73	14	1,261
Balance at March 31, 2018	$27,410	$4,546	$3,502	$1,728	$2,315	$762	$40,263

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance March 31, 2018
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,794	$—	$99	$—	$—	$—	$2,893
Collectively evaluated for impairment	24,616	4,546	3,403	1,728	2,315	762	37,370
Total	$27,410	$4,546	$3,502	$1,728	$2,315	$762	$40,263
Loans - Ending balance:
Individually evaluated for impairment	$12,313	$416	$2,198	$—	$1,777	$325	$17,029
Collectively evaluated for impairment	1,969,371	810,828	566,575	306,824	326,415	127,197	4,107,210
Total	$1,981,684	$811,244	$568,773	$306,824	$328,192	$127,522	$4,124,239

Balance December 31, 2017
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,508	$—	$71	$—	$—	$—	$2,579
Collectively evaluated for impairment	23,898	3,890	3,237	1,487	2,237	838	35,587
Total	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Loans - Ending balance:
Individually evaluated for impairment	$12,665	$422	$1,975	$136	$1,602	$375	$17,175
Collectively evaluated for impairment	1,906,055	768,853	552,614	302,955	339,710	135,534	4,005,721
Total	$1,918,720	$769,275	$554,589	$303,091	$341,312	$135,909	$4,022,896

A summary of nonperforming loans individually evaluated for impairment by category at March 31, 2018 and December 31, 2017, and the income recognized on impaired loans is as follows:

	March 31, 2018
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$21,353	$2,470	$9,843	$12,313	$2,794	$13,278
Real estate:
Commercial - investor owned	558	416	—	416	—	418
Commercial - owner occupied	755	267	484	751	99	753
Construction and land development	—	—	—	—	—	—
Residential	2,103	1,777	—	1,777	—	1,985
Consumer and other	325	325	—	325	—	341
Total	$25,094	$5,255	$10,327	$15,582	$2,893	$16,775

	December 31, 2017
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$20,750	$2,321	$10,344	$12,665	$2,508	$16,270
Real estate:
Commercial - investor owned	560	422	—	422	—	521
Commercial - owner occupied	487	—	487	487	71	490
Construction and land development	441	136	—	136	—	331
Residential	1,730	1,602	—	1,602	—	1,735
Consumer and other	375	375	—	375	—	375
Total	$24,343	$4,856	$10,831	$15,687	$2,579	$19,722

	Three months ended March 31,
(in thousands)	2018	2017
Total interest income that would have been recognized under original terms	$534	$315
Total cash received and recognized as interest income on non-accrual loans	11	23
Total interest income recognized on accruing, impaired loans	11	33

The recorded investment in nonperforming loans by category at March 31, 2018 and December 31, 2017, is as follows:

	March 31, 2018
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$11,589	$724	$12,313
Real estate:
Commercial - investor owned	416	—	416
Commercial - owner occupied	751	—	751
Construction and land development	—	—	—
Residential	1,777	—	1,777
Consumer and other	325	—	325
Total	$14,858	$724	$15,582

	December 31, 2017
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$11,946	$719	$12,665
Real estate:
Commercial - investor owned	422	—	422
Commercial - owner occupied	487	—	487
Construction and land development	136	—	136
Residential	1,602	—	1,602
Consumer and other	375	—	375
Total	$14,968	$719	$15,687

At March 31, 2018, loans over 90 days past due and still accruing interest totaled $0.3 million. There were no loans over 90 days past due and still accruing interest at December 31, 2017.

There were no portfolio loans restructured during the three months ended March 31, 2018 and 2017.

As of March 31, 2018, the Company had $1.9 million in specific reserves allocated to $8.1 million of loans that have been restructured. During the three months ended March 31, 2018 and 2017, there were no portfolio loans that subsequently defaulted.

The aging of the recorded investment in past due loans by portfolio class and category at March 31, 2018 and December 31, 2017 is shown below.

	March 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,669	$5,150	$8,819	$1,972,865	$1,981,684
Real estate:
Commercial - investor owned	—	—	—	811,244	811,244
Commercial - owner occupied	945	—	945	567,828	568,773
Construction and land development	497	—	497	306,327	306,824
Residential	401	1,026	1,427	326,765	328,192
Consumer and other	—	325	325	127,197	127,522
Total	$5,512	$6,501	$12,013	$4,112,226	$4,124,239

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$7,882	$1,770	$9,652	$1,909,068	$1,918,720
Real estate:
Commercial - investor owned	934	—	934	768,341	769,275
Commercial - owner occupied	—	—	—	554,589	554,589
Construction and land development	76	—	76	303,015	303,091
Residential	1,529	945	2,474	338,838	341,312
Consumer and other	407	—	407	135,502	135,909
Total	$10,828	$2,715	$13,543	$4,009,353	$4,022,896

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

The recorded investment by risk category of the loans by portfolio class and category at March 31, 2018, which is based upon the most recent analysis performed, and December 31, 2017 is as follows:

	March 31, 2018
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,823,444	$99,251	$58,989	$1,981,684
Real estate:
Commercial - investor owned	784,937	21,371	4,936	811,244
Commercial - owner occupied	534,493	28,834	5,446	568,773
Construction and land development	295,632	10,989	203	306,824
Residential	317,750	2,606	7,836	328,192
Consumer and other	126,394	9	1,119	127,522
Total	$3,882,650	$163,060	$78,529	$4,124,239

	December 31, 2017
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,769,102	$94,002	$55,616	$1,918,720
Real estate:
Commercial - investor owned	754,010	10,840	4,425	769,275
Commercial - owner occupied	514,616	34,440	5,533	554,589
Construction and land development	292,766	9,983	342	303,091
Residential	329,742	3,648	7,922	341,312
Consumer and other	134,704	10	1,195	135,909
Total	$3,794,940	$152,923	$75,033	$4,022,896

Below is a summary of PCI loans by category at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.35	$2,966	6.38	$3,212
Real estate:
Commercial - investor owned	7.26	37,137	7.36	42,887
Commercial - owner occupied	6.39	10,886	6.48	11,332
Construction and land development	6.04	5,553	5.99	5,883
Residential	6.02	10,008	5.99	10,781
Consumer and other	2.76	56	2.84	59
Total		$66,606		$74,154
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at March 31, 2018 and December 31, 2017 is shown below:

	March 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$2,966	$2,966
Real estate:
Commercial - investor owned	944	—	944	36,193	37,137
Commercial - owner occupied	—	665	665	10,221	10,886
Construction and land development	88	—	88	5,465	5,553
Residential	84	294	378	9,630	10,008
Consumer and other	—	—	—	56	56
Total	$1,116	$959	$2,075	$64,531	$66,606

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,212	$3,212
Real estate:
Commercial - investor owned	—	3,034	3,034	39,853	42,887
Commercial - owner occupied	—	673	673	10,659	11,332
Construction and land development	—	—	—	5,883	5,883
Residential	328	255	583	10,198	10,781
Consumer and other	—	—	—	59	59
Total	$328	$3,962	$4,290	$69,864	$74,154

The following table is a roll forward of PCI loans, net of the allowance for loan losses, for the three months ended March 31, 2018 and 2017.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2017	$112,710	$29,005	$13,962	$69,743
Principal reductions and interest payments	(12,142)	—	—	(12,142)
Accretion of loan discount	—	—	(1,755)	1,755
Changes in contractual and expected cash flows due to remeasurement	2,863	—	—	2,863
Balance March 31, 2018	$103,431	$29,005	$12,207	$62,219

Balance December 31, 2016	$66,003	$18,902	$13,176	$33,925
Acquisitions	70,435	11,669	8,550	50,216
Principal reductions and interest payments	(4,310)	—	—	(4,310)
Accretion of loan discount	—	—	(1,389)	1,389
Changes in contractual and expected cash flows due to remeasurement	3,166	(307)	1,165	2,308
Reductions due to disposals	(1,341)	(345)	(264)	(732)
Balance March 31, 2017	$133,953	$29,919	$21,238	$82,796

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $85.9 million and $94.9 million as of March 31, 2018, and December 31, 2017, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2018, the amount of unadvanced commitments on impaired loans was insignificant.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2018, and December 31, 2017, are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$1,267,362	$1,298,423
Letters of credit	51,836	73,790

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2018, and December 31, 2017, approximately $123.9 million and $112.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $0.4 million for estimated losses attributable to the unadvanced commitments at March 31, 2018, and December 31, 2017.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2018, the approximate remaining terms of standby letters of credit range from 1 month to 3 years and 6 months.

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

Hedging Instruments. At March 31, 2018, the Company has no outstanding derivative contracts used to manage risk.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Non-designated hedging instruments
Interest rate swap contracts	$379,778	$394,852	$2,524	$2,061	$2,524	$2,061
Foreign exchange forward contracts	1,482	1,528	1,482	1,528	1,482	1,528

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three months ended March 31, 2018 and 2017, the gains and losses offset each other due to the Company's hedging of the client swaps and foreign exchange contracts with other bank counterparties.

NOTE 7 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$98,192	$—	$98,192
Obligations of states and political subdivisions	—	32,788	—	32,788
Residential mortgage-backed securities	—	511,385	—	511,385
U.S. Treasury bills	—	9,907	—	9,907
Total securities available for sale	$—	$652,272	$—	$652,272
Other investments	171	—	—	171
State tax credits held for sale	—	—	350	350
Derivative financial instruments	—	4,006	—	4,006
Total assets	$171	$656,278	$350	$656,799

Liabilities
Derivative financial instruments	$—	$4,006	$—	$4,006
Total liabilities	$—	$4,006	$—	$4,006

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,224	$—	$99,224
Obligations of states and political subdivisions	—	34,642	—	34,642
Residential mortgage-backed securities	—	507,516	—	507,516
Total securities available for sale	$—	$641,382	$—	$641,382
State tax credits held for sale	—	—	400	400
Derivative financial instruments	—	3,589	—	3,589
Total assets	$—	$644,971	$400	$645,371

Liabilities
Derivative financial instruments	$—	$3,589	$—	$3,589
Total liabilities	$—	$3,589	$—	$3,589

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S.

Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level.

•
Other investments. At March 31, 2018, of the $29.3 million of other investments on the condensed consolidated balance sheet, approximately $0.2 million were carried at fair value. The remaining $29.1 million of other investments were accounted for at cost. Other investments reported at fair value represent equity securities with quoted market prices (Level 1).

•
State tax credits held for sale. At March 31, 2018, of the $42.4 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $0.4 million were carried at fair value. The remaining $42.0 million of state tax credits were accounted for at cost.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of March 31, 2018 and 2017.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarters ended March 31, 2018 or 2017.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarters ended March 31, 2018 and 2017.

	Securities available for sale, at fair value
	Three months ended March 31,
(in thousands)	2018	2017
Beginning balance	$—	$3,089
Total gains:
Included in other comprehensive income	—	4
Purchases, sales, issuances and settlements:
Purchases	—	—
Transfer in and/or out of Level 3	—	—
Ending balance	$—	$3,093

Change in unrealized gains relating to assets still held at the reporting date	$—	$4

	State tax credits held for sale
	Three months ended March 31,
(in thousands)	2018	2017
Beginning balance	$400	$3,585
Total gains:
Included in earnings	3	40
Purchases, sales, issuances and settlements:
Sales	(53)	(2,167)
Ending balance	$350	$1,458

Change in unrealized gains (losses) relating to assets still held at the reporting date	$(13)	$(606)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2018.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended March 31, 2018
Impaired loans	$2,929	$—	$—	$2,929	$882
Other real estate	455	—	—	455	43
Total	$3,384	$—	$—	$3,384	$925

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Impaired loans are reported at the fair value of the underlying collateral for collateral dependent loans. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. At March 31, 2018, impaired loans measured on a non-recurring basis had a principal balance of $3.5 million, with a valuation allowance of $0.6 million.

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2018 and December 31, 2017. Fair values that are not estimable are listed at the carrying value.

	March 31, 2018		December 31, 2017
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$81,604	$81,604	$91,084	$91,084
Federal funds sold	1,099	1,099	1,223	1,223
Interest-bearing deposits	62,798	62,798	63,661	63,661
Securities available for sale	652,272	652,272	641,382	641,382
Securities held to maturity	70,579	68,766	73,749	73,458
Other investments, at cost	29,263	29,263	26,661	26,661
Loans held for sale	1,748	1,748	3,155	3,155
Derivative financial instruments	4,006	4,006	3,589	3,589
Portfolio loans, net	4,146,195	4,158,694	4,054,473	4,096,741
State tax credits, held for sale	42,364	41,072	43,468	44,271
Accrued interest receivable	17,277	17,277	14,069	14,069

Balance sheet liabilities
Deposits	4,281,377	4,276,096	4,156,414	4,153,323
Subordinated debentures and notes	118,118	105,751	118,105	105,031
Federal Home Loan Bank advances	224,624	224,665	172,743	172,893
Other borrowings	166,589	166,471	253,674	253,530
Derivative financial instruments	4,006	4,006	3,589	3,589
Accrued interest payable	2,046	2,046	1,730	1,730

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 18 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at March 31, 2018, and December 31, 2017.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at March 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$68,766	$—	$68,766
Portfolio loans, net	—	—	4,158,694	4,158,694
State tax credits, held for sale	—	—	40,722	40,722
Financial Liabilities:
Deposits	3,633,073	—	643,023	4,276,096
Subordinated debentures and notes	—	105,751	—	105,751
Federal Home Loan Bank advances	—	224,665	—	224,665
Other borrowings	—	166,471	—	166,471

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$73,458	$—	$73,458
Portfolio loans, net	—	—	4,096,741	4,096,741
State tax credits, held for sale	—	—	43,871	43,871
Financial Liabilities:
Deposits	3,577,641	—	575,682	4,153,323
Subordinated debentures and notes	—	105,031	—	105,031
Federal Home Loan Bank advances	—	172,893	—	172,893
Other borrowings	—	253,530	—	253,530

NOTE 8 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the "FASB") ASU 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities" In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)" which shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption being permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on the Company's consolidated financial statements.

FASB ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" In June 2016, the FASB issued ASU 2016-13, "Financial Instruments (Topic 326)" which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a more timely recognition of losses. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has formed an implementation team that includes members of accounting, credit, and loan operations to review the requirements of ASU 2016-13. The Company has not determined the impact this standard may have on its financial statements.

FASB ASU 2016-02 "Leases (Topic 842)" In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance becomes effective for periods beginning after December 15, 2018, including interim periods therein. Early adoption will be permitted. The Company has formed a lease implementation team that includes members of accounting, facilities and operations to review lease contracts and the requirements of ASU 2016-02. The Company expects the adoption of this standard will increase total assets on the Company's consolidated balance sheet and utilize capital.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2018 compared to the financial condition as of December 31, 2017. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2018, compared to the same periods in 2017. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2017.

Executive Summary

Below are highlights of our financial performance for the three months ended March 31, 2018, as compared to the linked quarter ended December 31, 2017, and prior year period. The Company closed its acquisition of Jefferson County Bancshares, Inc. ("JCB") on February 10, 2017. The results of operations of JCB are included in our consolidated results since this date and, therefore, were not included for the full prior year period.

(in thousands, except per share data)	For the Three Months ended/At
	March 31, 2018	December 31, 2017	March 31, 2017
EARNINGS
Total interest income	$55,164	$54,789	$43,740
Total interest expense	8,993	7,385	5,098
Net interest income	46,171	47,404	38,642
Provision for portfolio loans	1,871	3,186	1,533
Provision reversal for PCI loans	—	(279)	(148)
Net interest income after provision for loan losses	44,300	44,497	37,257
Total noninterest income	9,542	11,112	6,976
Total noninterest expense	29,143	28,260	26,736
Income before income tax expense	24,699	27,349	17,497
Income tax expense	3,778	19,820	5,106
Net income	$20,921	$7,529	$12,391

Basic earnings per share	$0.91	$0.33	$0.57
Diluted earnings per share	0.90	0.32	0.56

Return on average assets	1.59%	0.57%	1.10%
Return on average common equity	15.31%	5.37%	10.65%
Return on average tangible common equity	19.92%	6.99%	12.96%
Net interest margin (fully tax equivalent)	3.80%	3.93%	3.73%
Efficiency ratio	52.31%	48.29%	58.61%
Tangible book value per common share	$18.49	$18.20	$17.59

ASSET QUALITY (1)
Net charge-offs (recoveries)	$(226)	$3,313	$(56)
Nonperforming loans	15,582	15,687	13,847
Classified assets	77,195	73,239	86,879
Nonperforming loans to portfolio loans	0.38%	0.39%	0.36%
Nonperforming assets to total assets (1)	0.30%	0.31%	0.33%
Allowance for loan losses to portfolio loans	0.98%	0.95%	1.03%
Net charge-offs to average loans (annualized)	(0.02)%	0.33%	(0.01)%

(1) Excludes purchased credit impaired loans and related assets, except for their inclusion in total assets.

Below are highlights of the Company's Core performance measures, which we believe are important measures of financial performance, but are non-GAAP measures. For additional information, refer to the reconciliation of Core performance measures included in this MD&A section under the caption "Use of Non-GAAP Financial Measures".

	For the Three Months ended
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
CORE PERFORMANCE MEASURES (1)
Net interest income	$45,405	$44,901	$37,567
Provision for portfolio loans	1,871	3,186	1,533
Noninterest income	8,520	11,118	6,976
Noninterest expense	29,129	28,146	24,946
Income before income tax expense	22,925	24,687	18,064
Income tax expense	3,340	6,692	4,916
Net income	$19,585	$17,995	$13,148

Earnings per share	$0.84	$0.77	$0.59
Return on average assets	1.49%	1.37%	1.17%
Return on average common equity	14.34%	12.84%	11.29%
Return on average tangible common equity	18.64%	16.71%	13.75%
Net interest margin (fully tax equivalent)	3.74%	3.73%	3.63%
Efficiency ratio	54.02%	50.24%	56.01%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, the Company noted the following trends:

•
The Company reported net income of $20.9 million, or $0.90 per diluted share, for the three months ended March 31, 2018, compared to $12.4 million, or $0.56 per diluted share, for the same period in 2017. The $0.34 increase in earnings per share primarily increased from growth in the balance sheet related to the acquisition of JCB as well as organic loan and deposit growth. The Company's efficiency ratio improved to 52.3% for the quarter ended March 31, 2018, compared to 58.6% for the prior year period.

•
On a core basis[1], net income grew 49% to $19.6 million, or $0.84 per diluted share, for the quarter ended March 31, 2018, compared to $13.1 million, or $0.59 per diluted share, in the prior year period. The diluted core earnings per share[1] increase of $0.25 was primarily due to higher levels of core net interest income from continued growth in earning asset balances combined with 11 basis points of core net interest margin[1] expansion, and a lower effective tax rate, which resulted from U.S. corporate tax reform.

•
Net interest income for the first three months of 2018 increased $7.5 million or 19%, from the prior year period due to strong portfolio loan growth, net interest margin expansion and the acquisition of JCB.

•
Net interest margin for the first quarter of 2018 increased seven basis points to 3.80% when compared to the prior year period of 3.73%. Core net interest margin[1], which excludes incremental accretion on non-core acquired loans, increased 11 basis points to 3.74% for the first three months of 2018 from the prior year period primarily due to the impact of interest rate increases on portfolio loans out-pacing the increase in deposit and borrowing costs.

•
Noninterest income for the first three months of 2018 increased $2.6 million or 37%, compared to the prior year period primarily due to $1.2 million from certain recoveries, in addition to higher income from deposit service charges, wealth management revenue, and card services from the acquisition of JCB, as well as growth in the client base.

•
Noninterest expenses were $29.1 million for the quarter ended March 31, 2018, compared to $26.7 million for the quarter ended March 31, 2017. Noninterest expenses for the 2017 period included $1.7 million of merger related expenses. Core noninterest expenses[1] were $29.1 million for the three months ended March 31, 2018, compared to $24.9 million for the prior year period primarily due to increases in compensation and benefit expense and other operating expenses from the acquisition of JCB, along with tax credit amortization of $0.8 million.

Balance sheet highlights:

•
Loans – Portfolio loans increased to $4.2 billion at March 31, 2018, increasing $95 million when compared to December 31, 2017 primarily in the commercial and industrial, and commercial real estate categories.

•
Deposits – Total deposits at March 31, 2018 were $4.3 billion, an increase of $125 million, or 3% from December 31, 2017. Core deposits, defined as total deposits excluding time deposits, were $3.6 billion at March 31, 2018, an increase of $55 million from the linked quarter.

•
Asset quality – Nonperforming loans were $15.6 million at March 31, 2018, compared to $14.9 million at December 31, 2017. Nonperforming loans represented 0.38% and 0.39% of portfolio loans at March 31, 2018 and December 31, 2017, respectively.

Provision for portfolio loan losses was $1.9 million for the three months ended March 31, 2018, compared to $1.5 million for the three months ended March 31, 2017. See Item 1, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
Non-core acquired loans were those acquired from the FDIC and were previously covered by shared-loss agreements. These loans continue to be accounted for as purchased credit impaired loans. Approximately $38 million of loans acquired from JCB's portfolio are also accounted for as purchased credit impaired loans. However, all loans acquired from JCB are included in portfolio loans. The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
	2018			2017
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$4,072,639	$48,891	4.87%	$3,466,637	$37,827	4.43%
Tax-exempt portfolio loans (2)	37,206	489	5.33	44,820	693	6.27
Non-core acquired loans - contractual	29,125	426	5.93	39,287	595	6.14
Non-core acquired loans - incremental accretion		766	10.67		1,075	11.10
Total loans	4,138,970	50,572	4.96	3,550,744	40,190	4.59
Taxable investments in debt and equity securities	698,459	4,192	2.43	580,600	3,298	2.30
Non-taxable investments in debt and equity securities (2)	42,128	375	3.61	56,626	622	4.45
Short-term investments	69,318	240	1.40	71,228	130	0.74
Total securities and short-term investments	809,905	4,807	2.41	708,454	4,050	2.32
Total interest-earning assets	4,948,875	55,379	4.54	4,259,198	44,240	4.21
Noninterest-earning assets:
Cash and due from banks	88,630			75,226
Other assets	346,376			283,448
Allowance for loan losses	(43,769)			(44,284)
Total assets	$5,340,112			$4,573,588

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$862,912	$806	0.38%	$765,405	$675	0.36%
Money market accounts	1,391,055	3,353	0.98	1,193,350	1,493	0.51
Savings	201,852	125	0.25	154,348	82	0.22
Certificates of deposit	603,736	1,899	1.28	548,705	1,215	0.90
Total interest-bearing deposits	3,059,555	6,183	0.82	2,661,808	3,465	0.53
Subordinated debentures	118,110	1,368	4.70	112,497	1,164	4.19
FHLB advances	302,548	1,258	1.69	144,903	330	0.91
Other borrowed funds	207,442	184	0.36	246,041	139	0.23
Total interest-bearing liabilities	3,687,655	8,993	0.99	3,165,249	5,098	0.65
Noninterest bearing liabilities:
Demand deposits	1,064,771			906,951
Other liabilities	33,620			29,311
Total liabilities	4,786,046			4,101,511
Shareholders' equity	554,066			472,077
Total liabilities & shareholders' equity	$5,340,112			$4,573,588
Net interest income		$46,386			$39,142
Net interest spread			3.55%			3.56%
Net interest margin			3.80%			3.73%
Core net interest margin (3)			3.74%			3.63%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.0 million and $0.8 million for the three months ended March 31, 2018 and 2017 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% and 38.0% tax rate in 2018 and 2017, respectively. The tax-equivalent adjustments were $0.2 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2018 compared to 2017
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$7,056	$4,008	$11,064
Tax-exempt portfolio loans (3)	(108)	(96)	(204)
Non-core acquired loans	(418)	(60)	(478)
Taxable investments in debt and equity securities	699	195	894
Non-taxable investments in debt and equity securities (3)	(142)	(105)	(247)
Short-term investments	(3)	113	110
Total interest-earning assets	$7,084	$4,055	$11,139

Interest paid on:
Interest-bearing transaction accounts	$91	$40	$131
Money market accounts	284	1,576	1,860
Savings	30	13	43
Certificates of deposit	131	553	684
Subordinated debentures	59	145	204
FHLB advances	519	409	928
Borrowed funds	(25)	70	45
Total interest-bearing liabilities	1,089	2,806	3,895
Net interest income	$5,995	$1,249	$7,244
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

Net interest income (on a tax equivalent basis) was $46.4 million for the three months ended March 31, 2018, compared to $39.1 million for the same period of 2017, an increase of $7.2 million, or 19%. The tax-equivalent net interest margin was 3.80% for the first quarter of 2018, compared to 3.73% in the first quarter of 2017. Portfolio loan growth and higher rates, combined with the acquisition of JCB, supported the $11.1 million increase in interest income over the prior year period. The yield on taxable portfolio loans increased 42 basis points from the prior year period to 4.87% for the three months ended March 31, 2018, due to increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans. The run-off of higher yielding non-core acquired loans continues to negatively impact net interest margin and resulted in a $0.5 million decrease in interest income for the three months ended March 31, 2018 compared to the prior year period.

Core net interest margin1 expanded 11 basis points from the prior year to 3.74% for the three months ended March 31, 2018, primarily due to loan growth improving the earning asset mix, combined with increased yield on portfolio loans out-pacing the increase to borrowing costs. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend and attract new core deposit relationships. The Company continues to manage its balance sheet to grow core net interest income and expects to maintain core net interest margin over the coming quarters; however, pressure on funding costs could hinder the expected trends in core net interest margin.

Non-Core Acquired Assets Contribution
The following table illustrates the non-core contribution of non-core acquired loans and related assets for the periods indicated.

	For the Three Months ended
(in thousands)	March 31, 2018	March 31, 2017
Accelerated cash flows and other incremental accretion	$766	$1,075
Provision reversal for non-core acquired loan losses	—	148
Other income	1,013	—
Other expenses	(14)	(123)
Non-core acquired assets income before income tax expense	$1,765	$1,100

Accelerated cash flows and other incremental accretion consists of the interest income on non-core acquired loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At March 31, 2018, the remaining accretable yield on the remaining non-core acquired portfolio was estimated to be $9 million and the non-accretable difference was approximately $13 million. Accelerated cash flows and other incremental accretion from these was $0.8 million for the three months ended March 31, 2018, and $1.1 million for the same period in 2017. The Company estimates income from accelerated cash flows and other incremental accretion to be between $3 million and $5 million in total for 2018.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended March 31,
(in thousands)	2018	2017	Increase (decrease)
Service charges on deposit accounts	$2,851	$2,510	$341	14%
Wealth management revenue	2,114	1,833	281	15%
Card services revenue	1,516	1,037	479	46%
Gain on state tax credits, net	252	246	6	2%
Miscellaneous income - core	1,787	1,350	437	32%
Core noninterest income (1)	8,520	6,976	1,544	22%
Gain on sale of investment securities	9	—	9	NM
Other income from non-core acquired assets	1,013	—	1,013	NM
Total noninterest income	$9,542	$6,976	$2,566	37%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $2.6 million, or 37% in the first three months of 2018 compared to the first three months of 2017. In the first quarter of 2018, the Company received certain recoveries from non-core acquired assets of $1.0 million. Core noninterest income1 grew 22% in the first three months of 2018. This improvement was primarily due to higher income from deposit service charges, wealth management revenue, and card services from the acquisition of JCB, as well as growth in the client base.

The Company expects continued growth in fee income of 5% - 7% for 2018 compared to 2017.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended March 31,
(in thousands)	2018	2017	Increase (decrease)
Core expenses (1):
Employee compensation and benefits	$16,491	$15,208	$1,283	8%
Occupancy	2,406	1,929	477	25%
Data processing	1,467	1,633	(166)	(10)%
FDIC and other insurance	917	824	93	11%
Professional fees	849	837	12	1%
Loan, legal and other real estate expense - core	285	222	63	28%
Other	6,714	4,293	2,421	56%
Core noninterest expense (1)	29,129	24,946	4,183	17%
Merger related expenses	—	1,667	(1,667)	(100)%
Other expenses related to non-core acquired loans	14	123	(109)	(89)%
Total noninterest expense	$29,143	$26,736	$2,407	9%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $29.1 million for the three months ended March 31, 2018, compared to $26.7 million for the three months ended March 31, 2017. Noninterest expenses for 2017 period included $1.7 million of merger related expenses. Core noninterest expenses1 increased $4.2 million to $29.1 million for the three months ended March 31, 2018, from $24.9 million for the prior year period. Core expenses increased from the JCB acquisition, tax credit amortization, and increases in employee compensation and benefits from investments in revenue producing personnel.

The Company's core efficiency ratio1 decreased to 54.0% for the three months ended March 31, 2018, compared to 56.0% for the prior year period, and reflects continuing efforts to leverage its expense base. The Company expects to continue to invest in revenue producing associates and other infrastructure that supports additional growth. These investments are expected to result in expense growth, at a rate of 35% - 45% of projected revenue growth for 2018, resulting in continued improvements to the Company's efficiency ratio.

Income Taxes

The Company's income tax expense for the three months ended March 31, 2018, which includes both federal and state taxes, was $3.8 million compared to $19.8 million for the linked quarter, and $5.1 million for the same period in 2017.
The Company's effective tax rate was 15.3% for the quarter ended March 31, 2018 compared to 72.5% for the quarter ended December 31, 2017, and 29.2% for the quarter ended March 31, 2017. The linked quarter income tax expense included a $12.1 million deferred tax asset revaluation charge associated with the U.S. corporate income tax reform which increased the effective tax rate by 44.3%. The current period effective tax rate improvements resulted from the new 21% corporate federal tax rate as well as benefits recognized from the vesting of employee stock awards.

The Company expects its effective tax rate for the remainder of 2018 to be approximately 18% - 20%, which is expected to result in a full year effective tax rate of 17% - 19%.

Summary Balance Sheet

(in thousands)	March 31, 2018	December 31, 2017	Increase (decrease)
Total cash and cash equivalents	$143,101	$153,323	$(10,222)	(6.7)%
Securities	722,851	715,131	7,720	1.1%
Portfolio loans	4,162,082	4,066,659	95,423	2.3%
Non-core acquired loans	28,763	30,391	(1,628)	(5.4)%
Total assets	5,383,102	5,289,225	93,877	1.8%
Deposits	4,281,377	4,156,414	124,963	3.0%
Total liabilities	4,828,087	4,740,652	87,435	1.8%
Total shareholders' equity	555,015	548,573	6,442	1.2%

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

The following table summarizes the composition of the Company's loan portfolio:

(in thousands)	March 31, 2018	December 31, 2017	Increase (decrease)
Commercial and industrial	$1,982,086	$1,919,145	$62,941	3.3%
Commercial real estate - investor owned	843,247	769,275	73,972	9.6%
Commercial real estate - owner occupied	570,650	554,589	16,061	2.9%
Construction and land development	309,227	345,209	(35,982)	(10.4)%
Residential real estate	329,337	342,518	(13,181)	(3.8)%
Consumer and other	127,535	135,923	(8,388)	(6.2)%
Portfolio loans	4,162,082	4,066,659	95,423	2.3%
Non-core acquired loans	28,763	30,391	(1,628)	(5.4)%
Total loans	$4,190,845	$4,097,050	$93,795	2.3%

Portfolio loans grew by $95.4 million to $4.2 billion at March 31, 2018, when compared to December 31, 2017. Non-core acquired loans totaled $28.8 million at March 31, 2018, a decrease of $1.6 million, or 5%, from December 31, 2017, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates portfolio loan growth with selected specialized lending detail:

	At the quarter ended
(in thousands)	March 31, 2018	December 31, 2017	Increase (decrease)
C&I - general	$945,682	$936,588	$9,094	1.0%
CRE investor owned - general	836,499	801,156	35,343	4.4%
CRE owner occupied - general	471,417	468,151	3,266	0.7%
Enterprise value lending[1]	439,352	407,644	31,708	7.8%
Life insurance premium financing[1]	365,377	364,876	501	0.1%
Residential real estate - general	328,966	342,140	(13,174)	(3.9)%
Construction and land development - general	293,938	294,123	(185)	(0.1)%
Tax credits[1]	244,088	234,835	9,253	3.9%
Agriculture loans[1]	118,862	91,031	27,831	30.6%
Consumer and other - general	117,901	126,115	(8,214)	(6.5)%
Portfolio loans	$4,162,082	$4,066,659	$95,423	2.3%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or consumer and other loans.

Specialized lending products, especially Enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans, and have contributed significantly to the Company's loan growth. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our traditional three markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loans increased $63 million during the first quarter of 2018 and represented 48% of the Company's loan portfolio at March 31, 2018. C&I loan growth also supports our efforts to maintain the Company's asset sensitive interest rate risk position. For 2018, portfolio loan growth is expected to be approximately 7% - 9%.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2018	2017
Allowance at beginning of period, for portfolio loans	$38,166	$37,565
Loans charged off:
Commercial and industrial	(732)	(133)
Real estate:
Commercial	—	—
Construction and land development	—	—
Residential	(254)	(9)
Consumer and other	(49)	(29)
Total loans charged off	(1,035)	(171)
Recoveries of loans previously charged off:
Commercial and industrial	956	80
Real estate:
Commercial	12	98
Construction and land development	206	9
Residential	73	25
Consumer and other	14	9
Total recoveries of loans	1,261	221
Net loan charge-offs	226	50
Provision for loan losses	1,871	1,533
Allowance at end of period, for portfolio loans (1)	$40,263	$39,148

Allowance at beginning of period, for purchased credit impaired loans	$4,411	$5,844
Loans charged off	—	—
Recoveries of loans	—	—
Other	(24)	(219)
Net loan charge-offs	(24)	(219)
Provision reversal for purchased credit impaired loan losses	—	(148)
Allowance at end of period, for purchased credit impaired loans	$4,387	$5,477

Total allowance at end of period	$44,650	$44,625

Portfolio loans, average	$4,109,845	$3,501,233
Portfolio loans, ending (1)	4,124,239	3,852,972
Net charge-offs to average portfolio loans (1)	(0.02)%	(0.01)%
Allowance for portfolio loan losses to loans (1)	0.98%	1.02%

(1) Excludes PCI loans.

The provision for loan losses on portfolio loans for the three months ended March 31, 2018 was $1.9 million, compared to $1.5 million for same period in 2017. The provision is reflective of growth in portfolio loan balances, and maintaining a prudent credit risk posture.

The allowance for loan losses on portfolio loans was 0.98% of portfolio loans at March 31, 2018 compared to 1.03% at March 31, 2017. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Non-accrual loans	$14,858	$14,968	$11,527
Restructured loans	724	719	2,320
Total nonperforming loans (1)	15,582	15,687	13,847
Other real estate	455	498	2,925
Total nonperforming assets (1)	$16,037	$16,185	$16,772

Total assets	$5,383,102	$5,289,225	$5,106,226
Portfolio loans (1)	4,124,239	4,022,896	3,802,681
Portfolio loans plus other real estate (1)	4,124,694	4,023,394	3,805,606
Nonperforming loans to portfolio loans (1)	0.38%	0.39%	0.36%
Nonperforming assets to total loans plus other real estate (1)	0.39	0.40	0.44
Nonperforming assets to total assets (1)	0.30	0.31	0.33
Allowance for loans to nonperforming loans (1)	258%	243%	283%

(1) Excludes PCI loans, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 1, Note 5 – Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Commercial and industrial	$12,313	$12,665	$11,930
Commercial real estate	1,167	909	281
Construction and land development	—	136	1,575
Residential real estate	1,777	1,602	61
Consumer and other	325	375	—
Total	$15,582	$15,687	$13,847

The following table summarizes the changes in nonperforming loans:

	Three months ended March 31,
(in thousands)	2018	2017
Nonperforming loans beginning of period	$15,687	$14,905
Additions to nonaccrual loans	1,449	291
Additions to restructured loans	10	—
Charge-offs	(1,003)	(141)
Other principal reductions	(561)	(925)
Moved to other real estate	—	(283)
Nonperforming loans end of period	$15,582	$13,847

Other real estate
Other real estate at March 31, 2018, was $0.5 million, compared to $2.9 million at March 31, 2017.

The following table summarizes the changes in other real estate:

	Three months ended March 31,
(in thousands)	2018	2017
Other real estate beginning of period	$498	$980
Additions and expenses capitalized to prepare property for sale	—	283
Additions from acquisition	—	1,680
Writedowns in value	(43)	(18)
Other real estate end of period	$455	$2,925

Writedowns in fair value are recorded in loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $4.8 billion at March 31, 2018, compared to $4.7 billion at December 31, 2017. The increase in liabilities was due to a $125 million increase in total deposits and a $52 million increase in Federal Home Loan Bank advances, partially offset by a decrease of $87 million in other borrowings.

Deposits

(in thousands)	March 31, 2018	December 31, 2017	Increase (decrease)
Demand deposits	$1,101,705	$1,123,907	$(22,202)	(2.0)%
Interest-bearing transaction accounts	875,880	915,653	(39,773)	(4.3)%
Money market accounts	1,445,459	1,342,931	102,528	7.6%
Savings	210,029	195,150	14,879	7.6%
Certificates of deposit:
Brokered	201,082	115,306	85,776	74.4%
Other	447,222	463,467	(16,245)	(3.5)%
Total deposits	$4,281,377	$4,156,414	$124,963	3.0%

Non-time deposits / total deposits	85%	86%
Demand deposits / total deposits	26%	27%

Total deposits at March 31, 2018 were $4.3 billion, an increase of 3%, from December 31, 2017, primarily from increases in money market accounts and brokered certificates of deposit. The composition of our noninterest bearing deposits remained relatively stable at 26% of total deposits at March 31, 2018 compared to 27% at December 31, 2017.

Shareholders' Equity

Shareholders' equity totaled $555.0 million at March 31, 2018, an increase of $6.4 million from December 31, 2017. Significant activity during the three months ended March 31, 2018 was as follows:

•	Net income of $20.9 million,

•	decrease in fair value of securities of $6.9 million,

•	issuance under equity compensation plans of $2.7 million,

•	dividends paid on common shares of $2.5 million, and

•	repurchase of 64,915 shares at an average price of $47.10 per share, or approximately $3.1 million in the aggregate, pursuant to its publicly announced program.

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). A $5 million dividend was paid to the parent company from the Bank in February of 2018. Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments.

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

The Company has a senior unsecured revolving credit agreement (the "Revolving Agreement") with another bank allowing for borrowings up to $20 million which is renewed through February 2019. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of March 31, 2018, there were no outstanding balances under the Revolving Agreement.

As of March 31, 2018, the Company had $69.2 million of outstanding subordinated debentures as part of ten Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $5.1 million, along with the Company's other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2018.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2018, the Bank had borrowing capacity of $465.9 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $803.9 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $95.0 million, and $79.0 million of unsecured credit through the American Financial Exchange.

Investment securities are another important tool to the Bank's liquidity objectives. Total securities available for sale of $652.3 million at March 31, 2018, included $346.7 million of securities that were pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $305.6 million could be pledged or sold to enhance liquidity, if necessary. In addition, $14.4 million of unpledged held to maturity securities could also be pledged for liquidity purposes.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.3 billion in unused commitments as of March 31, 2018. While this commitment level would exhaust the majority of the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of March 31, 2018, and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2018. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.41%	12.21%	10.00%
Tier 1 capital to risk-weighted assets	10.46%	10.29%	8.00%
Common equity tier 1 capital to risk-weighted assets	9.07%	8.88%	6.50%
Leverage ratio (Tier 1 capital to average assets)	9.75%	9.72%	5.00%
Tangible common equity to tangible assets[1]	8.13%	8.14%	N/A
Tier 1 capital	$509,062	$496,045
Total risk-based capital	604,137	589,047

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
The Company considers its core performance measures presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans and related income and expenses, the impact of certain non-comparable items, and the Company's operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude the gain or loss on sale of other real estate from non-core acquired loans, deferred tax asset revaluation due to U.S. corporate income tax reform, and expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements. Core performance measures also exclude certain other income and expense items, such as executive separation costs, merger related expenses, facilities disposal and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company's operating performance on an ongoing basis. The Company believes that the tangible common equity ratio provides useful information to investors about the Company's capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.
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

Core Performance Measures

	For the Three Months ended
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Net interest income	$46,171	$47,404	$38,642
Less: Incremental accretion income	766	2,503	1,075
Core net interest income	45,405	44,901	37,567

Total noninterest income	9,542	11,112	6,976
Less: Gain (loss) on sale of other real estate from non-core acquired loans	—	(6)	—
Less: Gain on sale of investment securities	9	—	—
Less: Other income from non-core acquired assets	1,013	—	—
Core noninterest income	8,520	11,118	6,976

Total core revenue	53,925	56,019	44,543

Provision for portfolio loans	1,871	3,186	1,533

Total noninterest expense	29,143	28,260	26,736
Less: Other expenses related to non-core acquired loans	14	114	123
Less: Merger related expenses	—	—	1,667
Core noninterest expense	29,129	28,146	24,946

Core income before income tax expense	22,925	24,687	18,064

Total income tax expense	3,778	19,820	5,106
Less: income tax expense from deferred tax asset revaluation[1]	—	12,117	—
Less: Other non-core income tax expense[2]	438	1,011	190
Core income tax expense	3,340	6,692	4,916
Core net income	$19,585	$17,995	$13,148

Core diluted earnings per share	$0.84	$0.77	$0.59
Core return on average assets	1.49%	1.37%	1.17%
Core return on average common equity	14.34%	12.84%	11.29%
Core return on average tangible common equity	18.64%	16.71%	13.75%
Core efficiency ratio	54.02%	50.24%	56.01%

[1]Deferred tax asset revaluation associated with U.S. corporate income tax reform.
[2]Other non-core income tax expense calculated at 24.7% of non-core pretax income for 2018. For 2017, the calculation is 38.0% of non-core pretax income plus an estimate of taxes payable related to non-deductible JCB acquisition costs.

Net Interest Margin to Core Net Interest Margin (fully tax equivalent)

	Three months ended March 31,
(in thousands)	2018	2017
Net interest income	$46,386	$39,147
Less: Incremental accretion income	766	1,075
Core net interest income	$45,620	$38,072

Average earning assets	$4,948,875	$4,259,198
Reported net interest margin	3.80%	3.73%
Core net interest margin	3.74%	3.63%

Tangible common equity ratio

(in thousands)	March 31, 2018	December 31, 2017
Total shareholders' equity	$555,015	$548,573
Less: Goodwill	117,345	117,345
Less: Intangible assets	10,399	11,056
Tangible common equity	$427,271	$420,172

Total assets	$5,383,102	$5,289,225
Less: Goodwill	117,345	117,345
Less: Intangible assets	10,399	11,056
Tangible assets	$5,255,358	$5,160,824

Tangible common equity to tangible assets	8.13%	8.14%

Regulatory Capital to Risk-Weighted Assets

(in thousands)	March 31, 2018	December 31, 2017
Total shareholders' equity	$555,015	$548,573
Less: Goodwill	117,345	117,345
Less: Intangible assets, net of deferred tax liabilities	7,831	6,661
Less: Unrealized gains (losses)	(11,563)	(3,818)
Plus: Other	12	12
Common equity Tier 1 capital	441,414	428,397
Plus: Qualifying trust preferred securities	67,600	67,600
Plus: Other	48	48
Tier 1 capital	509,062	496,045
Plus: Tier 2 capital	95,075	93,002
Total risk-based capital	604,137	589,047

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$4,867,491	$4,822,695

Common equity tier 1 to risk-weighted assets	9.07%	8.88%
Tier 1 capital to risk-weighted assets	10.46%	10.29%
Total risk-based capital to risk-weighted assets	12.41%	12.21%

Critical Accounting Policies

The impact and any associated risks related to the Company's critical accounting policies on business operations are described throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	5.9%
+ 200 bp	4.0%
+ 100 bp	2.0%
- 100 bp	(5.9)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.
The exception to this is a bear flattener scenario (a yield rate environment where short term rates move up more than long term rates), which results in a mild decrease in net interest income.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2018. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2018.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2018 through January 31, 2018	—	—	—	1,384,327
February 1, 2018 through February 28, 2018	64,915	47.10	64,915	1,319,412
March 1, 2018 through March 31, 2018	—	—	—	1,319,412
Total	64,915	$47.10	64,915	1,319,412

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

*10.1
Form of Enterprise Financial Services Corp LTIP Grant Agreement (filed herewith), pursuant to 2018 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14-A filed on March 14, 2018).

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at March 31, 2018 and December 31, 2017; (ii) Consolidated Statement of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of April 27, 2018.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer