Form 10-Q
period 2018-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2018-07-27
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2018.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of July 25, 2018, the Registrant had 23,150,738 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$91,851	$91,084
Federal funds sold	1,445	1,223
Interest-bearing deposits (including $1,295 and $1,365 pledged as collateral, respectively)	83,961	61,016
Total cash and cash equivalents	177,257	153,323
Interest-bearing deposits greater than 90 days	2,180	2,645
Securities available for sale	651,140	641,382
Securities held to maturity	68,931	73,749
Loans held for sale	1,388	3,155
Loans	4,275,761	4,097,050
Less: Allowance for loan losses	44,370	42,577
Total loans, net	4,231,391	4,054,473
Other real estate	454	498
Other investments, at cost	36,132	26,661
Fixed assets, net	32,814	32,618
Accrued interest receivable	17,808	14,069
State tax credits held for sale (including $299 and $400 carried at fair value, respectively)	46,481	43,468
Goodwill	117,345	117,345
Intangible assets, net	9,768	11,056
Other assets	116,835	114,783
Total assets	$5,509,924	$5,289,225

Liabilities and Shareholders' Equity
Demand deposits	$1,050,969	$1,123,907
Interest-bearing transaction accounts	754,819	915,653
Money market accounts	1,558,923	1,342,931
Savings	209,870	195,150
Certificates of deposit:
Brokered	224,192	115,306
Other	449,139	463,467
Total deposits	4,247,912	4,156,414
Subordinated debentures and notes (net of debt issuance cost of $1,071 and $1,136, respectively)	118,131	118,105
Federal Home Loan Bank advances	361,534	172,743
Other borrowings	167,216	253,674
Accrued interest payable	1,884	1,730
Other liabilities	39,163	37,986
Total liabilities	4,935,840	4,740,652

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,900,669 and 23,781,112 shares issued, respectively	239	238
Treasury stock, at cost; 756,588 and 691,673 shares, respectively	(26,326)	(23,268)
Additional paid in capital	348,471	350,061
Retained earnings	264,280	225,360
Accumulated other comprehensive loss	(12,580)	(3,818)
Total shareholders' equity	574,084	548,573
Total liabilities and shareholders' equity	$5,509,924	$5,289,225
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$52,948	$47,307	$103,398	$87,233
Interest on debt securities:
Taxable	4,228	3,585	8,215	6,815
Nontaxable	271	304	553	690
Interest on interest-bearing deposits	231	234	471	364
Dividends on equity securities	201	112	406	180
Total interest income	57,879	51,542	113,043	95,282
Interest expense:
Interest-bearing transaction accounts	817	523	1,623	1,198
Money market accounts	4,445	1,938	7,798	3,431
Savings accounts	147	125	272	207
Certificates of deposit	2,338	1,373	4,237	2,588
Subordinated debentures and notes	1,454	1,288	2,822	2,452
Federal Home Loan Bank advances	1,448	522	2,706	852
Notes payable and other borrowings	182	140	366	279
Total interest expense	10,831	5,909	19,824	11,007
Net interest income	47,048	45,633	93,219	84,275
Provision for portfolio loan losses	2,385	3,623	4,256	5,156
Provision reversal for purchased credit impaired loan losses	(1,995)	(207)	(1,995)	(355)
Net interest income after provision for loan losses	46,658	42,217	90,958	79,474
Noninterest income:
Service charges on deposit accounts	3,007	2,816	5,858	5,326
Wealth management revenue	2,141	2,054	4,255	3,887
Card services revenue	1,650	1,392	3,166	2,429
Gain on sale of other real estate	—	17	—	17
Gain on state tax credits, net	64	9	316	255
Gain on sale of investment securities	—	—	9	—
Miscellaneous income	2,831	1,646	5,631	2,996
Total noninterest income	9,693	7,934	19,235	14,910
Noninterest expense:
Employee compensation and benefits	16,582	15,798	33,073	31,006
Occupancy	2,342	2,265	4,748	4,194
Data processing	1,533	1,806	3,000	3,439
Professional fees	747	1,079	1,596	1,916
FDIC and other insurance	920	650	1,837	1,474
Loan legal and other real estate expense	(23)	613	276	958
Merger related expenses	—	4,480	—	6,147
Other	7,118	5,960	13,832	10,253
Total noninterest expense	29,219	32,651	58,362	59,387

Income before income tax expense	27,132	17,500	51,831	34,997
Income tax expense	4,881	5,545	8,659	10,651
Net income	$22,251	$11,955	$43,172	$24,346

Earnings per common share
Basic	$0.96	$0.51	$1.87	$1.07
Diluted	0.95	0.50	1.85	1.06
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$22,251	$11,955	$43,172	$24,346
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $(333) and $921, and for six months of $($2,598) and $1,268, respectively	(1,017)	1,502	(7,921)	2,070
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for the six months of $2 and $0, respectively	—	—	(7)	—
Total other comprehensive income (loss)	(1,017)	1,502	(7,928)	2,070
Total comprehensive income	$21,234	$13,457	$35,244	$26,416

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Common Stock		Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2017	$238		$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	—		—	—	43,172	—	43,172
Other comprehensive income	—		—	—	—	(7,928)	(7,928)
Total comprehensive income	—		—	—	43,172	(7,928)	35,244
Cash dividends paid on common shares, $0.22 per share	—		—	—	(5,086)	—	(5,086)
Repurchase of common shares	—		(3,058)	—	—	—	(3,058)
Issuance under equity compensation plans, 119,557 shares, net	1		—	(3,221)	—	—	(3,220)
Share-based compensation	—		—	1,631	—	—	1,631
Reclassification adjustments for change in accounting policies	—	—	—	—	834	(834)	—
Balance June 30, 2018	$239		$(26,326)	$348,471	$264,280	$(12,580)	$574,084

(in thousands, except per share data)	Common Stock		Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance December 31, 2016	$203		$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	—		—	—	24,346	—	24,346
Other comprehensive income	—		—	—	—	2,070	2,070
Total comprehensive income	—		—	—	24,346	2,070	26,416
Cash dividends paid on common shares, $0.22 per share	—		—	—	(5,163)	—	(5,163)
Issuance under equity compensation plans, 140,531 shares, net	1		—	(2,904)	—	—	(2,903)
Share-based compensation	—		—	1,576	—	—	1,576
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc., 3,299,865 shares, net	33		—	141,696	—	—	141,729
Reclassification for the adoption of share-based payment guidance	—		—	(5,229)	5,229	—	—
Balance June 30, 2017	$237		$(6,632)	$348,217	$206,602	$329	$548,753

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands, except share data)	2018	2017
Cash flows from operating activities:
Net income	$43,172	$24,346
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,707	1,583
Provision for loan losses	2,261	4,800
Deferred income taxes	3,156	4,166
Net amortization of debt securities	956	1,708
Amortization of intangible assets	1,288	1,207
Gain on sale of investment securities	(9)	—
Mortgage loans originated for sale	(25,064)	(80,697)
Proceeds from mortgage loans sold	27,070	86,127
Gain on sale of other real estate	—	(17)
Gain on state tax credits, net	(316)	(255)
Share-based compensation	1,631	1,576
Net accretion of loan discount	(793)	(3,001)
Changes in:
Accrued interest receivable	(3,739)	1,988
Accrued interest payable	154	(299)
Other assets	(809)	483
Other liabilities	1,203	(51,359)
Net cash provided by (used in) operating activities	51,868	(7,644)
Cash flows from investing activities:
Proceeds from JCB acquisition, net of cash purchase price	—	4,456
Net increase in loans	(178,386)	(65,592)
Proceeds from the sale of securities, available for sale	1,451	143,554
Proceeds from the paydown or maturity of securities, available for sale	40,743	107,603
Proceeds from the paydown or maturity of securities, held to maturity	3,239	2,722
Proceeds from the redemption of other investments	22,728	23,390
Proceeds from the sale of state tax credits held for sale	1,940	4,286
Proceeds from the sale of other real estate	—	2,513
Payments for the purchase/origination of:
Available for sale debt securities	(62,055)	(263,453)
Other investments	(33,719)	(30,977)
State tax credits held for sale	(4,636)	—
Fixed assets, net	(1,915)	(1,140)
Net cash used in investing activities	(210,610)	(72,638)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(72,938)	(8,162)
Net increase (decrease) in interest-bearing deposit accounts	164,436	(69,117)
Proceeds from Federal Home Loan Bank advances	907,500	1,141,181
Repayments of Federal Home Loan Bank advances	(718,500)	(940,681)
Net decrease in other borrowings	(86,458)	(115,911)
Cash dividends paid on common stock	(5,086)	(5,163)
Payments for the repurchase of common stock	(3,058)	—
Payments for the issuance of equity instruments, net	(3,220)	(2,903)
Net cash provided by (used in) financing activities	182,676	(756)
Net increase (decrease) in cash and cash equivalents	23,934	(81,038)
Cash and cash equivalents, beginning of period	153,323	198,802
Cash and cash equivalents, end of period	$177,257	$117,764
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,670	$10,653
Income taxes	780	6,386
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$—	$289
Common shares issued in connection with JCB acquisition	—	141,729

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

In addition, the Company early adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" during the first quarter of 2018. The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. The adoption of this update had an insignificant impact on the Company's consolidated financial statements.

The Company also early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" during the first quarter of 2018. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The adoption of this update resulted in an increase to retained earnings of $0.8 million which was reclassified from accumulated other comprehensive income.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Revenue

The Company adopted the accounting standard regarding revenue recognition in the first quarter of 2018 using the modified retrospective approach. The Company's revenues are primarily composed of interest income on financial instruments, including investment securities, which are excluded from the scope of the new guidance. Certain other noninterest income from loans, investment securities and derivative financial instruments is also excluded from this guidance. Service charges on deposit accounts, wealth management revenue, card services revenue, and gain on sale of other real estate are within the scope of the guidance; however, there were no accounting policy changes as the Company's policies were consistent with the new guidance. Other noninterest income sources of revenue are considered immaterial. Implementation of this guidance did not change current business practices or have any changes to the Company's consolidated financial statements.
Descriptions of our revenue-generating activities within the scope of this guidance, which are presented in our income statement as components of noninterest income are as follows:

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

Income Taxes

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has recorded amounts based on the information known and reasonable estimates used as of June 30, 2018, but are subject to change based on a number of factors. The Company will complete its analysis of certain tax positions at the time it files its tax returns for the year ended December 31, 2017 and will be able to conclude if any further adjustments to the provisional estimate of the impact recorded is required.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income as reported	$22,251	$11,955	$43,172	$24,346

Weighted average common shares outstanding	23,124	23,475	23,119	22,706
Additional dilutive common stock equivalents	194	257	213	314
Weighted average diluted common shares outstanding	23,318	23,732	23,332	23,020

Basic earnings per common share:	$0.96	$0.51	$1.87	$1.07
Diluted earnings per common share:	$0.95	$0.50	$1.85	$1.06

For the three and six months ended June 30, 2018 and 2017, there were no common stock equivalents excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	June 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,902	$—	$(1,858)	$98,044
Obligations of states and political subdivisions	31,750	348	(154)	31,944
Agency mortgage-backed securities	525,810	369	(14,890)	511,289
U.S. Treasury bills	9,957	—	(94)	9,863
Total securities available for sale	$667,419	$717	$(16,996)	$651,140
Held to maturity securities:
Obligations of states and political subdivisions	$12,537	$7	$(240)	$12,304
Agency mortgage-backed securities	56,394	—	(1,789)	54,605
Total securities held to maturity	$68,931	$7	$(2,029)	$66,909

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,878	$6	$(660)	$99,224
Obligations of states and political subdivisions	34,181	674	(213)	34,642
Agency mortgage-backed securities	513,082	727	(6,293)	507,516
Total securities available for sale	$647,141	$1,407	$(7,166)	$641,382
Held to maturity securities:
Obligations of states and political subdivisions	$14,031	$69	$(46)	$14,054
Agency mortgage-backed securities	59,718	16	(330)	59,404
Total securities held to maturity	$73,749	$85	$(376)	$73,458

At June 30, 2018, and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $376.0 million and $500.0 million at June 30, 2018, and December 31, 2017, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,675	$2,690	$—	$—
Due after one year through five years	121,187	119,369	867	866
Due after five years through ten years	12,703	12,804	10,804	10,603
Due after ten years	5,044	4,988	866	835
Agency mortgage-backed securities	525,810	511,289	56,394	54,605
	$667,419	$651,140	$68,931	$66,909

The following table represents a summary of investment securities that had an unrealized loss:

	June 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$98,044	$1,858	$—	$—	$98,044	$1,858
Obligations of states and political subdivisions	24,883	369	364	25	25,247	394
Agency mortgage-backed securities	392,242	10,617	134,128	6,062	526,370	16,679
U.S. Treasury bills	9,863	94	—	—	9,863	94
	$525,032	$12,938	$134,492	$6,087	$659,524	$19,025

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$89,309	$660	$—	$—	$89,309	$660
Obligations of states and political subdivisions	13,951	259	—	—	13,951	259
Agency mortgage-backed securities	469,655	6,034	12,229	589	481,884	6,623
	$572,915	$6,953	$12,229	$589	$585,144	$7,542

The unrealized losses at both June 30, 2018, and December 31, 2017, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2018, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

NOTE 4 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. These loans are accounted for using the guidance in the Accounting Standards Codification (ASC) section 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired ("PCI") loans.

The table below shows the loan portfolio composition including carrying value categorized by loans accounted for at amortized cost, which includes our originated loans, and by loans accounted for as PCI.

(in thousands)	June 30, 2018	December 31, 2017
Loans accounted for at amortized cost	$4,214,996	$4,022,896
Loans accounted for as PCI	60,765	74,154
Total loans	$4,275,761	$4,097,050

The following tables refer to loans not accounted for as PCI loans.

Below is a summary of loans by category at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Commercial and industrial	$2,038,040	$1,918,720
Real estate:
Commercial - investor owned	819,427	769,275
Commercial - owner occupied	593,138	554,589
Construction and land development	300,117	303,091
Residential	318,055	341,312
Total real estate loans	2,030,737	1,968,267
Consumer and other	147,304	137,234
Loans, before unearned loan fees	4,216,081	4,024,221
Unearned loan fees, net	(1,085)	(1,325)
Loans, including unearned loan fees	$4,214,996	$4,022,896

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment methodology through June 30, 2018, and at December 31, 2017, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other		Total
Allowance for loan losses:
Balance at December 31, 2017	$26,406	$3,890	$3,308	$1,487	$2,237	$838		$38,166
Provision (provision reversal) for loan losses	780	648	190	35	259	(41)		1,871
Losses charged off	(732)	—	—	—	(254)	(49)		(1,035)
Recoveries	956	8	4	206	73	14		1,261
Balance at March 31, 2018	$27,410	$4,546	$3,502	$1,728	$2,315	$762		$40,263
Provision (provision reversal) for loan losses	2,852	5	340	(206)	(573)	(33)		2,385
Losses charged off	(956)	—	—	—	(38)	(33)		(1,027)
Recoveries	118	10	3	168	59	28		386
Balance at June 30, 2018	$29,424	$4,561	$3,845	$1,690	$1,763	$724	—	$42,007

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance June 30, 2018
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$3,667	$—	$219	$—	$—	$—	$3,886
Collectively evaluated for impairment	25,757	4,561	3,626	1,690	1,763	724	38,121
Total	$29,424	$4,561	$3,845	$1,690	$1,763	$724	$42,007
Loans - Ending balance:
Individually evaluated for impairment	$11,226	$410	$2,150	$435	$1,669	$318	$16,208
Collectively evaluated for impairment	2,026,814	819,017	590,988	299,682	316,386	145,901	4,198,788
Total	$2,038,040	$819,427	$593,138	$300,117	$318,055	$146,219	$4,214,996

Balance December 31, 2017
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,508	$—	$71	$—	$—	$—	$2,579
Collectively evaluated for impairment	23,898	3,890	3,237	1,487	2,237	838	35,587
Total	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Loans - Ending balance:
Individually evaluated for impairment	$12,665	$422	$1,975	$136	$1,602	$375	$17,175
Collectively evaluated for impairment	1,906,055	768,853	552,614	302,955	339,710	135,534	4,005,721
Total	$1,918,720	$769,275	$554,589	$303,091	$341,312	$135,909	$4,022,896

A summary of nonperforming loans individually evaluated for impairment by category at June 30, 2018 and December 31, 2017, and the income recognized on impaired loans is as follows:

	June 30, 2018
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$20,915	$1,900	$9,326	$11,226	$3,667	$12,591
Real estate:
Commercial - investor owned	557	410	—	410	—	415
Commercial - owner occupied	751	259	484	743	219	750
Construction and land development	444	435	—	435	—	494
Residential	1,835	1,669	—	1,669	—	1,688
Consumer and other	332	318	—	318	—	333
Total	$24,834	$4,991	$9,810	$14,801	$3,886	$16,271

	December 31, 2017
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$20,750	$2,321	$10,344	$12,665	$2,508	$16,270
Real estate:
Commercial - investor owned	560	422	—	422	—	521
Commercial - owner occupied	487	—	487	487	71	490
Construction and land development	441	136	—	136	—	331
Residential	1,730	1,602	—	1,602	—	1,735
Consumer and other	375	375	—	375	—	375
Total	$24,343	$4,856	$10,831	$15,687	$2,579	$19,722

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Total interest income that would have been recognized under original terms	$467	$340	$1,001	$655
Total cash received and recognized as interest income on non-accrual loans	78	16	89	39
Total interest income recognized on accruing, impaired loans	13	14	23	47

The recorded investment in nonperforming loans by category at June 30, 2018 and December 31, 2017, is as follows:

	June 30, 2018
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$10,593	$633	$11,226
Real estate:
Commercial - investor owned	410	—	410
Commercial - owner occupied	743	—	743
Construction and land development	435	—	435
Residential	1,669	—	1,669
Consumer and other	318	—	318
Total	$14,168	$633	$14,801

	December 31, 2017
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$11,946	$719	$12,665
Real estate:
Commercial - investor owned	422	—	422
Commercial - owner occupied	487	—	487
Construction and land development	136	—	136
Residential	1,602	—	1,602
Consumer and other	375	—	375
Total	$14,968	$719	$15,687

At June 30, 2018, performing loans over 90 days past due and still accruing interest totaled $4.1 million. There were no loans over 90 days past due and still accruing interest at December 31, 2017.

There were no portfolio loans restructured during the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018, the Company had $2.0 million in specific reserves allocated to $7.9 million of loans that have been restructured. During the three and six months ended June 30, 2018 and 2017, there were no portfolio loans that subsequently defaulted.

The aging of the recorded investment in past due loans by portfolio class and category at June 30, 2018 and December 31, 2017 is shown below.

	June 30, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$2,180	$8,070	$10,250	$2,027,790	$2,038,040
Real estate:
Commercial - investor owned	1,141	—	1,141	818,286	819,427
Commercial - owner occupied	958	484	1,442	591,696	593,138
Construction and land development	—	—	—	300,117	300,117
Residential	895	1,031	1,926	316,129	318,055
Consumer and other	—	—	—	146,219	146,219
Total	$5,174	$9,585	$14,759	$4,200,237	$4,214,996

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$7,882	$1,770	$9,652	$1,909,068	$1,918,720
Real estate:
Commercial - investor owned	934	—	934	768,341	769,275
Commercial - owner occupied	—	—	—	554,589	554,589
Construction and land development	76	—	76	303,015	303,091
Residential	1,529	945	2,474	338,838	341,312
Consumer and other	407	—	407	135,502	135,909
Total	$10,828	$2,715	$13,543	$4,009,353	$4,022,896

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

The recorded investment by risk category of the loans by portfolio class and category at June 30, 2018, which is based upon the most recent analysis performed, and December 31, 2017 is as follows:

	June 30, 2018
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,853,440	$128,087	$56,513	$2,038,040
Real estate:
Commercial - investor owned	785,920	28,442	5,065	819,427
Commercial - owner occupied	537,740	49,926	5,472	593,138
Construction and land development	289,263	10,301	553	300,117
Residential	307,727	2,859	7,469	318,055
Consumer and other	145,289	612	318	146,219
Total	$3,919,379	$220,227	$75,390	$4,214,996

	December 31, 2017
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,769,102	$94,002	$55,616	$1,918,720
Real estate:
Commercial - investor owned	754,010	10,840	4,425	769,275
Commercial - owner occupied	514,616	34,440	5,533	554,589
Construction and land development	292,766	9,983	342	303,091
Residential	329,742	3,648	7,922	341,312
Consumer and other	134,704	10	1,195	135,909
Total	$3,794,940	$152,923	$75,033	$4,022,896

Below is a summary of PCI loans by category at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.47	$2,711	6.38	$3,212
Real estate:
Commercial - investor owned	7.37	30,539	7.36	42,887
Commercial - owner occupied	7.02	13,269	6.48	11,332
Construction and land development	6.02	5,121	5.99	5,883
Residential	6.05	9,102	5.99	10,781
Consumer and other	5.20	23	2.84	59
Total		$60,765		$74,154
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at June 30, 2018 and December 31, 2017 is shown below:

	June 30, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$2,711	$2,711
Real estate:
Commercial - investor owned	685	—	685	29,854	30,539
Commercial - owner occupied	735	728	1,463	11,806	13,269
Construction and land development	149	—	149	4,972	5,121
Residential	37	275	312	8,790	9,102
Consumer and other	1	—	1	22	23
Total	$1,607	$1,003	$2,610	$58,155	$60,765

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,212	$3,212
Real estate:
Commercial - investor owned	—	3,034	3,034	39,853	42,887
Commercial - owner occupied	—	673	673	10,659	11,332
Construction and land development	—	—	—	5,883	5,883
Residential	328	255	583	10,198	10,781
Consumer and other	—	—	—	59	59
Total	$328	$3,962	$4,290	$69,864	$74,154

The following table is a roll forward of PCI loans, net of the allowance for loan losses, for the six months ended June 30, 2018 and 2017.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2017	$112,710	$29,005	$13,964	$69,741
Principal reductions and interest payments	(22,667)	—	—	(22,667)
Accretion of loan discount	—	—	(3,400)	3,400
Changes in contractual and expected cash flows due to remeasurement	3,281	(8,771)	4,124	7,928
Balance June 30, 2018	$93,324	$20,234	$14,688	$58,402

Balance December 31, 2016	$66,003	$18,902	$13,176	$33,925
Acquisitions	68,763	14,296	5,312	49,155
Principal reductions and interest payments	(10,781)	—	—	(10,781)
Accretion of loan discount	—	—	(3,534)	3,534
Changes in contractual and expected cash flows due to remeasurement	5,641	(1,383)	1,328	5,696
Reductions due to disposals	(5,070)	(1,317)	(1,398)	(2,355)
Balance June 30, 2017	$124,556	$30,498	$14,884	$79,174

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $81.1 million and $94.9 million as of June 30, 2018, and December 31, 2017, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2018, the amount of unadvanced commitments on impaired loans was insignificant.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2018, and December 31, 2017, are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$1,272,570	$1,298,423
Letters of credit	54,647	73,790

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2018, and December 31, 2017, approximately $103.4 million and $112.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $0.4 million for estimated losses attributable to the unadvanced commitments at June 30, 2018, and December 31, 2017.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2018, the approximate remaining terms of standby letters of credit range from 1 month to 3 years and 6 months.

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

Hedging Instruments. At June 30, 2018, the Company has no outstanding derivative contracts used to manage risk.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Non-designated hedging instruments
Interest rate swap contracts	$404,643	$394,852	$4,016	$2,061	$4,016	$2,061
Foreign exchange forward contracts	1,342	1,528	1,342	1,528	1,342	1,528

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three and six months ended June 30, 2018 and 2017, the gains and losses offset each other due to the Company's hedging of the client swaps and foreign exchange contracts with other bank counterparties.

NOTE 7 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$98,044	$—	$98,044
Obligations of states and political subdivisions	—	31,944	—	31,944
Residential mortgage-backed securities	—	511,289	—	511,289
U.S. Treasury bills	—	9,863	—	9,863
Total securities available for sale	$—	$651,140	$—	$651,140
Other investments	179	—	—	179
State tax credits held for sale	—	—	299	299
Derivative financial instruments	—	5,358	—	5,358
Total assets	$179	$656,498	$299	$656,976

Liabilities
Derivative financial instruments	$—	$5,358	$—	$5,358
Total liabilities	$—	$5,358	$—	$5,358

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,224	$—	$99,224
Obligations of states and political subdivisions	—	34,642	—	34,642
Residential mortgage-backed securities	—	507,516	—	507,516
Total securities available for sale	$—	$641,382	$—	$641,382
State tax credits held for sale	—	—	400	400
Derivative financial instruments	—	3,589	—	3,589
Total assets	$—	$644,971	$400	$645,371

Liabilities
Derivative financial instruments	$—	$3,589	$—	$3,589
Total liabilities	$—	$3,589	$—	$3,589

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S.

Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level.

•
Other investments. At June 30, 2018, of the $36.1 million of other investments on the condensed consolidated balance sheet, approximately $0.2 million were carried at fair value. The remaining $35.9 million of other investments were accounted for at cost. Other investments reported at fair value represent equity securities with quoted market prices (Level 1).

•
State tax credits held for sale. At June 30, 2018, of the $46.5 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $0.3 million were carried at fair value. The remaining $46.2 million of state tax credits were accounted for at cost.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017.

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of June 30, 2018 and 2017.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the quarters ended June 30, 2018 or 2017.

•
Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarter ended June 30, 2018. There was $3.1 million in Level 3 transfers to Level 2 during the quarter ended June 30, 2017.

	Securities available for sale, at fair value
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$—	$3,093	$—	$3,089
Total gains:
Included in other comprehensive income	—	—	—	4
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	(3,093)	—	(3,093)
Ending balance	$—	$—	$—	$—

Change in unrealized gains relating to assets still held at the reporting date	$—	$—	$—	$—

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$350	$1,458	$400	$3,585
Total gains:
Included in earnings	3	9	6	49
Purchases, sales, issuances and settlements:
Sales	(54)	(193)	(107)	(2,360)
Ending balance	$299	$1,274	$299	$1,274

Change in unrealized gains (losses) relating to assets still held at the reporting date	$(13)	$(49)	$(26)	$(655)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of June 30, 2018.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended June 30, 2018	Total losses for the six months ended June 30, 2018
Impaired loans	$1,486	$—	$—	$1,486	$900	$1,609
Other real estate	454	—	—	454	1	44
Total	$1,940	$—	$—	$1,940	$901	$1,653

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Impaired loans are reported at the fair value of the underlying collateral for collateral dependent loans. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. At June 30, 2018, impaired loans measured on a non-recurring basis had a principal balance of $2.4 million, with a valuation allowance of $0.9 million.

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2018 and December 31, 2017. Fair values that are not estimable are listed at the carrying value.

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$91,851	$91,851	$91,084	$91,084
Federal funds sold	1,445	1,445	1,223	1,223
Interest-bearing deposits	86,141	86,141	63,661	63,661
Securities available for sale	651,140	651,140	641,382	641,382
Securities held to maturity	68,931	66,909	73,749	73,458
Other investments, at cost	36,132	36,132	26,661	26,661
Loans held for sale	1,388	1,388	3,155	3,155
Derivative financial instruments	5,358	5,358	3,589	3,589
Portfolio loans, net	4,231,391	4,252,679	4,054,473	4,096,741
State tax credits, held for sale	46,481	45,069	43,468	44,271
Accrued interest receivable	17,808	17,808	14,069	14,069

Balance sheet liabilities
Deposits	4,247,912	4,242,061	4,156,414	4,153,323
Subordinated debentures and notes	118,131	105,889	118,105	105,031
Federal Home Loan Bank advances	361,534	361,531	172,743	172,893
Other borrowings	167,216	167,086	253,674	253,530
Derivative financial instruments	5,358	5,358	3,589	3,589
Accrued interest payable	1,884	1,884	1,730	1,730

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 18 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at June 30, 2018, and December 31, 2017.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at June 30, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$66,909	$—	$66,909
Portfolio loans, net	—	—	4,252,679	4,252,679
State tax credits, held for sale	—	—	44,770	44,770
Financial Liabilities:
Deposits	3,574,581	—	667,480	4,242,061
Subordinated debentures and notes	—	105,889	—	105,889
Federal Home Loan Bank advances	—	361,531	—	361,531
Other borrowings	—	167,086	—	167,086

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$73,458	$—	$73,458
Portfolio loans, net	—	—	4,096,741	4,096,741
State tax credits, held for sale	—	—	43,871	43,871
Financial Liabilities:
Deposits	3,577,641	—	575,682	4,153,323
Subordinated debentures and notes	—	105,031	—	105,031
Federal Home Loan Bank advances	—	172,893	—	172,893
Other borrowings	—	253,530	—	253,530

NOTE 8 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the "FASB") ASU 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities" In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)" which shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption being permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on the Company's consolidated financial statements. At June 30, 2018, the book value of callable bonds that were purchased at a premium totaled $22.0 million, and the amount of unamortized premium remaining on these securities was $0.8 million.

FASB ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" In June 2016, the FASB issued ASU 2016-13, "Financial Instruments (Topic 326)" which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a more timely recognition of losses. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has formed an implementation team that includes members of accounting, credit, and loan operations to review the requirements of ASU 2016-13, and has contracted with a software provider to aid in implementation. The Company has not determined the impact this standard may have on its financial statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2018 compared to the financial condition as of December 31, 2017. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2018, compared to the same periods in 2017. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2017.

Executive Summary

Below are highlights of our financial performance for the three and six months ended June 30, 2018, as compared to the linked quarter ended March 31, 2018, and prior year period. The Company closed its acquisition of Jefferson County Bancshares, Inc. ("JCB") on February 10, 2017. The results of operations of JCB are included in our consolidated results since this date and, therefore, were not included for the full six months prior year period.

(in thousands, except per share data)	For the Three Months ended/At			For the Six Months ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
EARNINGS
Total interest income	$57,879	$55,164	$51,542	$113,043	$95,282
Total interest expense	10,831	8,993	5,909	19,824	11,007
Net interest income	47,048	46,171	45,633	93,219	84,275
Provision for portfolio loans	2,385	1,871	3,623	4,256	5,156
Provision reversal for PCI loans	(1,995)	—	(207)	(1,995)	(355)
Net interest income after provision for loan losses	46,658	44,300	42,217	90,958	79,474
Total noninterest income	9,693	9,542	7,934	19,235	14,910
Total noninterest expense	29,219	29,143	32,651	58,362	59,387
Income before income tax expense	27,132	24,699	17,500	51,831	34,997
Income tax expense	4,881	3,778	5,545	8,659	10,651
Net income	$22,251	$20,921	$11,955	$43,172	$24,346

Basic earnings per share	$0.96	$0.91	$0.51	$1.87	$1.07
Diluted earnings per share	0.95	0.90	0.50	1.85	1.06

Return on average assets	1.65%	1.59%	0.96%	1.62%	1.02%
Return on average common equity	15.70%	15.31%	8.78%	15.51%	9.64%
Return on average tangible common equity	20.23%	19.92%	11.49%	20.08%	12.20%
Net interest margin (fully tax equivalent)	3.77%	3.80%	3.98%	3.79%	3.86%
Efficiency ratio	51.50%	52.31%	60.95%	51.90%	59.87%
Tangible book value per common share	$19.32	$18.49	$17.89

ASSET QUALITY (1)
Net charge-offs (recoveries)	$641	$(226)	$6,104	$415	$6,048
Nonperforming loans	14,801	15,582	13,081
Classified assets	74,001	77,195	93,795
Nonperforming loans to portfolio loans	0.35%	0.38%	0.34%
Nonperforming assets to total assets (1)	0.28%	0.30%	0.27%
Allowance for loan losses to portfolio loans	1.00%	0.98%	0.96%
Net charge-offs to average loans (annualized)	0.06%	(0.02)%	0.64%	0.01%	0.33%

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

	For the Three Months ended			For the Six Months ended
(in thousands)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
CORE PERFORMANCE MEASURES (1)
Net interest income	$46,757	$45,405	$43,049	$92,162	$80,616
Provision for portfolio loans	2,385	1,871	3,623	4,256	5,156
Noninterest income	9,026	8,520	7,934	17,546	14,910
Noninterest expense	29,209	29,129	27,798	58,338	52,744
Income before income tax expense	24,189	22,925	19,562	47,114	37,626
Income tax expense	4,145	3,340	6,329	7,485	11,245
Net income	$20,044	$19,585	$13,233	$39,629	$26,381

Earnings per share	$0.86	$0.84	$0.56	$1.70	$1.15
Return on average assets	1.48%	1.49%	1.06%	1.49%	1.11%
Return on average common equity	14.14%	14.34%	9.72%	14.24%	10.44%
Return on average tangible common equity	18.22%	18.64%	12.72%	18.43%	13.22%
Net interest margin (fully tax equivalent)	3.75%	3.74%	3.76%	3.74%	3.70%
Efficiency ratio	52.36%	54.02%	54.52%	53.18%	55.21%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, the Company noted the following trends:

•
The Company reported net income of $43.2 million, or $1.85 per diluted share, for the six months ended June 30, 2018, compared to $24.3 million, or $1.06 per diluted share, for the same period in 2017. The $0.79 increase in earnings per share primarily increased from growth in the balance sheet resulting from organic loan and deposit growth, fee income growth, and corporate tax reform.

•
On a core basis[1], net income grew 50% to $39.6 million, or $1.70 per diluted share, for the six months ended June 30, 2018, compared to $26.4 million, or $1.15 per diluted share, in the prior year period. The diluted core earnings per share[1] increase of $0.55 continues to be driven by revenue growth, which expanded $14.2 million, or 15%.

•
Net interest income for the first six months of 2018 increased $8.9 million or 11%, from the prior year period due to strong portfolio loan growth and a higher average yield partially offset by an increase in cost of funds and a reduction in incremental accretion on non-core acquired loans.

•
Net interest margin for the first six months of 2018 decreased seven basis points to 3.79% when compared to the prior year period of 3.86%. Core net interest margin[1], which excludes incremental accretion on non-core acquired loans, increased four basis points to 3.74% for the first six months of 2018 from the prior year period primarily due to the impact of interest rate increases on portfolio loans out-pacing the increase in deposit and borrowing costs.

•
Noninterest income for the first six months of 2018 increased $4.3 million or 29%, compared to the prior year period primarily due to $2.0 million of nonrecurring revenue along with higher income from deposit service charges and card services from growth in the client base.

•
Noninterest expenses were $58.4 million for the six months ended June 30, 2018, compared to $59.4 million for the comparable period in 2017. Noninterest expenses for the 2017 period included $6.1 million of merger related expenses. Core noninterest expenses[1] were $58.3 million for the six months ended June 30, 2018, compared to $52.7 million for the prior year period primarily due to increases in compensation and benefit expense from investments in revenue producing personnel, tax credit amortization of $1.6 million, and other operating expenses from the acquisition of JCB.

Balance sheet highlights:

•
Loans – Portfolio loans increased to $4.3 billion at June 30, 2018, increasing $186 million when compared to December 31, 2017 primarily in the commercial and industrial, and commercial real estate categories.

•
Deposits – Total deposits at June 30, 2018 were $4.2 billion, an increase of $91 million, or 2% from December 31, 2017. Core deposits, defined as total deposits excluding time deposits, were $3.6 billion at June 30, 2018, a decrease of $58 million, or 1.61% from the linked quarter, but an increase of $246 million, or 7.40%, when compared to the prior year period.

•
Asset quality – Nonperforming loans were $14.8 million at June 30, 2018, compared to $14.9 million at December 31, 2017. Nonperforming loans represented 0.35% and 0.38% of portfolio loans at June 30, 2018 and December 31, 2017, respectively.

Provision for portfolio loan losses was $4.3 million for the six months ended June 30, 2018, compared to $5.2 million for the six months ended June 30, 2017. See Item 1, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
Non-core acquired loans were those acquired from the FDIC and were previously covered by shared-loss agreements. These loans continue to be accounted for as purchased credit impaired loans. Approximately $37 million of loans acquired from JCB's portfolio are also accounted for as purchased credit impaired loans. However, all loans acquired from JCB are included in portfolio loans. The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2018			2017
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$4,162,720	$51,783	4.99%	$3,802,103	$43,678	4.61%
Tax-exempt portfolio loans (2)	35,117	474	5.41	42,157	712	6.77
Non-core acquired loans - contractual	26,179	517	7.92	36,767	605	6.60
Non-core acquired loans - incremental accretion		291	4.46		2,584	28.19
Total loans	4,224,016	53,065	5.04	3,881,027	47,579	4.92
Taxable investments in debt and equity securities	703,185	4,429	2.53	623,305	3,697	2.38
Non-taxable investments in debt and equity securities (2)	40,349	360	3.58	44,476	489	4.41
Short-term investments	56,057	231	1.65	92,390	234	1.02
Total securities and short-term investments	799,591	5,020	2.52	760,171	4,420	2.33
Total interest-earning assets	5,023,607	58,085	4.64	4,641,198	51,999	4.49
Noninterest-earning assets:
Cash and due from banks	88,731			76,355
Other assets	348,223			345,167
Allowance for loan losses	(45,410)			(45,507)
Total assets	$5,415,151			$5,017,213

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$823,650	$817	0.40%	$789,922	$523	0.27%
Money market accounts	1,494,194	4,445	1.19	1,309,864	1,938	0.59
Savings	208,662	147	0.28	200,405	125	0.25
Certificates of deposit	633,897	2,338	1.48	600,709	1,373	0.92
Total interest-bearing deposits	3,160,403	7,747	0.98	2,900,900	3,959	0.55
Subordinated debentures	118,124	1,454	4.94	118,072	1,288	4.37
FHLB advances	294,643	1,448	1.97	182,472	522	1.14
Other borrowed funds	167,661	182	0.44	233,401	140	0.24
Total interest-bearing liabilities	3,740,831	10,831	1.16	3,434,845	5,909	0.69
Noninterest bearing liabilities:
Demand deposits	1,069,888			1,008,700
Other liabilities	35,877			27,386
Total liabilities	4,846,596			4,470,931
Shareholders' equity	568,555			546,282
Total liabilities & shareholders' equity	$5,415,151			$5,017,213
Net interest income		$47,254			$46,090
Net interest spread			3.48%			3.80%
Net interest margin			3.77%			3.98%
Core net interest margin (3)			3.75%			3.76%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.0 million and $0.8 million for the three months ended June 30, 2018 and 2017 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% and 38.0% tax rate in 2018 and 2017, respectively. The tax-equivalent adjustments were $0.2 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

	Six months ended June 30,
	2018			2017
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$4,117,928	$100,675	4.93%	$3,635,296	$81,505	4.52%
Tax-exempt portfolio loans (2)	36,156	963	5.37	43,482	1,405	6.52
Non-core acquired loans - contractual	27,644	942	6.87	38,020	1,200	6.36
Non-core acquired loans - incremental accretion		1,057	7.71		3,659	19.41
Total loans	4,181,728	103,637	5.00	3,716,798	87,769	4.76
Taxable investments in debt and equity securities	700,835	8,621	2.48	602,070	6,995	2.34
Non-taxable investments in debt and equity securities (2)	41,233	735	3.59	50,518	1,111	4.43
Short-term investments	62,651	471	1.52	81,867	364	0.90
Total securities and short-term investments	804,719	9,827	2.46	734,455	8,470	2.33
Total interest-earning assets	4,986,447	113,464	4.59	4,451,253	96,239	4.36
Noninterest-earning assets:
Cash and due from banks	88,681			75,794
Other assets	347,305			314,478
Allowance for loan losses	(44,594)			(44,899)
Total assets	$5,377,839			$4,796,626

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$843,172	$1,623	0.39%	$777,731	$1,198	0.31%
Money market accounts	1,442,910	7,798	1.09	1,251,929	3,431	0.55
Savings	205,276	272	0.27	177,504	207	0.24
Certificates of deposit	618,900	4,237	1.38	574,850	2,588	0.91
Total interest-bearing deposits	3,110,258	13,930	0.90	2,782,014	7,424	0.54
Subordinated debentures	118,117	2,822	4.82	115,300	2,452	4.29
FHLB advances	298,573	2,706	1.83	163,791	852	1.05
Other borrowed funds	187,442	366	0.39	239,687	279	0.23
Total interest-bearing liabilities	3,714,390	19,824	1.08	3,300,792	11,007	0.67
Noninterest bearing liabilities:
Demand deposits	1,067,343			958,107
Other liabilities	34,755			28,343
Total liabilities	4,816,488			4,287,242
Shareholders' equity	561,351			509,384
Total liabilities & shareholders' equity	$5,377,839			$4,796,626
Net interest income		$93,640			$85,232
Net interest spread			3.51%			3.69%
Net interest margin			3.79%			3.86%
Core net interest margin (3)			3.74%			3.70%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.9 million and $1.6 million for the six months ended June 30, 2018 and 2017 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% and 38.0% tax rate in 2018 and 2017, respectively. The tax-equivalent adjustments were $0.4 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2018 compared to 2017
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$4,337	$3,768	$8,105	$11,403	$7,767	$19,170
Tax-exempt portfolio loans (3)	(108)	(130)	(238)	(216)	(226)	(442)
Non-core acquired loans	(735)	(1,646)	(2,381)	(1,104)	(1,756)	(2,860)
Taxable investments in debt and equity securities	491	241	732	1,197	429	1,626
Non-taxable investments in debt and equity securities (3)	(42)	(87)	(129)	(185)	(191)	(376)
Short-term investments	(114)	111	(3)	(100)	207	107
Total interest-earning assets	$3,829	$2,257	$6,086	$10,995	$6,230	$17,225

Interest paid on:
Interest-bearing transaction accounts	$24	$270	$294	$107	$318	$425
Money market accounts	305	2,202	2,507	592	3,775	4,367
Savings	6	16	22	35	30	65
Certificates of deposit	80	885	965	211	1,438	1,649
Subordinated debentures	1	165	166	61	309	370
FHLB advances	424	502	926	975	879	1,854
Borrowed funds	(48)	90	42	(71)	158	87
Total interest-bearing liabilities	792	4,130	4,922	1,910	6,907	8,817
Net interest income	$3,037	$(1,873)	$1,164	$9,085	$(677)	$8,408
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

Net interest income (on a tax equivalent basis) was $47.3 million for the three months ended June 30, 2018, compared to $46.1 million for the same period of 2017, an increase of $1.2 million, or 3%. The tax-equivalent net interest margin was 3.77% for the second quarter of 2018, compared to 3.98% in the second quarter of 2017. Portfolio loan growth and higher rates supported the $6.1 million increase in interest income over the prior year period. The yield on taxable portfolio loans increased 38 basis points from the prior year period to 4.99% for the three months ended June 30, 2018, due to increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans. The run-off of higher yielding non-core acquired loans continues to negatively impact net interest margin and resulted in a $2.4 million decrease in interest income for the three months ended June 30, 2018 compared to the prior year period.

Net interest income (on a tax equivalent basis) was $93.6 million for the six months ended June 30, 2018, compared to $85.2 million for the same period of 2017, an increase of $8.4 million, or 10%. The tax-equivalent net interest margin was 3.74% for the six months ended June 30, 2018, compared to 3.86% for the prior year period. The decrease in net interest margin was primarily due to a decline in contributions from non-core acquired assets. The increase in net interest income was primarily due to increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans.

Core net interest margin1 expanded four basis points from the prior year to 3.74% for the six months ended June 30, 2018, primarily due to loan growth improving the earning asset mix, combined with increased yield on portfolio loans out-pacing the increase to borrowing costs. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend and attract new core deposit relationships. The Company continues to manage its balance sheet to grow core net interest income and expects to maintain core net interest margin over the coming quarters as growth in loan yields balance rising deposit prices. However, pressure on funding costs could hinder the expected trends in core net interest margin.

Non-Core Acquired Assets Contribution
The following table illustrates the non-core contribution of non-core acquired loans and related assets for the periods indicated.

	For the Three Months ended		For the Six Months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Accelerated cash flows and other incremental accretion	$291	$2,584	$1,057	$3,659
Provision reversal for non-core acquired loan losses	1,995	207	1,995	355
Other income	18	—	1,031	—
Less: Other expenses (credits)	(229)	(16)	(215)	107
Non-core acquired assets income before income tax expense	$2,533	$2,807	$4,298	$3,907

Accelerated cash flows and other incremental accretion consists of the interest income on non-core acquired loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At June 30, 2018, the remaining accretable yield on the remaining non-core acquired portfolio was estimated to be $11 million and the non-accretable difference was approximately $10 million. Accelerated cash flows and other incremental accretion from these loans was $1.1 million for the six months ended June 30, 2018, and $3.7 million for the same period in 2017. The Company estimates income from accelerated cash flows and other incremental accretion to be between $2 million and $3 million in total for 2018.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended June 30,
(in thousands)	2018	2017	Increase (decrease)
Service charges on deposit accounts	$3,007	$2,816	$191	7%
Wealth management revenue	2,141	2,054	87	4%
Card services revenue	1,650	1,392	258	19%
Gain on state tax credits, net	64	9	55	611%
Miscellaneous income - core	2,164	1,646	518	31%
Core noninterest income (1)	9,026	7,934	1,092	14%
Gain on sale of investment securities	—	—	—	NM
Other income from non-core acquired assets	18	—	18	NM
Other	649	—	649	NM
Total noninterest income	$9,693	$7,934	$1,110	14%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Six months ended June 30,
(in thousands)	2018	2017	Increase (decrease)
Service charges on deposit accounts	$5,858	$5,326	$532	10%
Wealth management revenue	4,255	3,887	368	9%
Card services revenue	3,166	2,429	737	30%
Gain on state tax credits, net	316	255	61	24%
Gain on sale of other real estate	—	17	(17)	(100)%
Miscellaneous income - core	3,951	2,996	955	32%
Core noninterest income (1)	17,546	14,910	2,636	18%
Gain on sale of investment securities	9	—	9	NM
Other income from non-core acquired assets	1,031	—	1,031	NM
Other	649	—	649	NM
Total noninterest income	$19,235	$14,910	$4,325	29%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $4.3 million, or 29% in the first six months of 2018 compared to the first six months of 2017. During the six months ended June 30, 2018, the Company received a gain of $0.6 million from the sale of an equity partnership, and a $1.0 million gain from non-core acquired assets. Core noninterest income1 grew 18% in the first six months of 2018. The improvement over the prior year period was primarily due to increases on deposit service charges and card services along with death benefit proceeds on an insurance policy.

The Company expects continued growth in fee income of 5% - 7% for 2018 compared to 2017.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended June 30,
(in thousands)	2018	2017	Increase (decrease)
Core expenses (1):
Employee compensation and benefits	$16,582	$15,798	$784	5%
Occupancy	2,342	2,265	77	3%
Data processing	1,533	1,806	(273)	(15)%
FDIC and other insurance	920	650	270	42%
Professional fees	747	1,079	(332)	(31)%
Loan, legal and other real estate expense	206	629	(423)	(67)%
Other	6,879	5,571	1,308	23%
Core noninterest expense (1)	29,209	27,798	1,411	5%
Merger related expenses	—	4,480	(4,480)	(100)%
Other non-core	239	389	(150)	(39)%
Other expenses related to non-core acquired loans	(229)	(16)	(213)	1,331%
Total noninterest expense	$29,219	$32,651	$(3,432)	(11)%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Six months ended June 30,
(in thousands)	2018	2017	Increase (decrease)
Core expenses (1):
Employee compensation and benefits	$33,073	$31,006	$2,067	7%
Occupancy	4,748	4,194	554	13%
Data processing	3,000	3,439	(439)	(13)%
FDIC and other insurance	1,837	1,474	363	25%
Professional fees	1,596	1,916	(320)	(17)%
Loan, legal and other real estate expense	491	851	(360)	(42)%
Other	13,593	9,864	3,729	38%
Core noninterest expense (1)	58,338	52,744	5,594	11%
Merger related expenses	—	6,147	(6,147)	(100)%
Other non-core	239	389	(150)	(39)%
Other expenses related to non-core acquired loans	(215)	107	(322)	(301)%
Total noninterest expense	$58,362	$59,387	$(1,025)	(2)%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses were $58.4 million for the six months ended June 30, 2018, compared to $59.4 million for the six months ended June 30, 2017. Noninterest expenses for the 2017 period included $6.1 million of merger related expenses. Core noninterest expenses1 increased $5.6 million to $58.3 million for the six months ended June 30, 2018, from $52.7 million for the prior year period. Core expenses1 increased over the prior year period due to increases in employee compensation and benefits from investments in revenue producing personnel and $1.6 million of tax credit amortization.

The Company's core efficiency ratio1 improved to 53.2% for the six months ended June 30, 2018, compared to 55.2% for the prior year period, and reflects continuing efforts to leverage its expense base. The Company expects to continue to invest in revenue producing associates and other infrastructure that supports additional growth. These investments are expected to result in expense growth, at a rate of 35% - 45% of projected revenue growth for 2018, resulting in continued improvements to the Company's efficiency ratio.

Income Taxes

The Company's income tax expense for the six months ended June 30, 2018, which includes both federal and state taxes, was $4.9 million compared to $3.8 million for the linked quarter, and $5.5 million for the same period in 2017.
The Company's effective tax rate was 16.7% for the six months ended June 30, 2018 compared to 30.4% for the same period in 2017 due to the combination of federal income tax reform and the Company's tax planning initiatives.

The Company expects its effective tax rate for the remainder of 2018 to be approximately 18% - 20%, which is expected to result in a full year effective tax rate of 17% - 19%.

Summary Balance Sheet

(in thousands)	June 30, 2018	December 31, 2017	Increase (decrease)
Total cash and cash equivalents	$177,257	$153,323	$23,934	15.6%
Securities	720,071	715,131	4,940	0.7%
Portfolio loans	4,252,336	4,066,659	185,677	4.6%
Non-core acquired loans	23,425	30,391	(6,966)	(22.9)%
Total assets	5,509,924	5,289,225	220,699	4.2%
Deposits	4,247,912	4,156,414	91,498	2.2%
Total liabilities	4,935,840	4,740,652	195,188	4.1%
Total shareholders' equity	574,084	548,573	25,511	4.7%

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

The following table summarizes the composition of the Company's loan portfolio:

(in thousands)	June 30, 2018	December 31, 2017	Increase (decrease)
Commercial and industrial	$2,038,400	$1,919,145	$119,255	6.2%
Commercial real estate - investor owned	844,895	769,275	75,620	9.8%
Commercial real estate - owner occupied	601,086	554,589	46,497	8.4%
Construction and land development	302,514	345,209	(42,695)	(12.4)%
Residential real estate	319,208	342,518	(23,310)	(6.8)%
Consumer and other	146,233	135,923	10,310	7.6%
Portfolio loans	4,252,336	4,066,659	185,677	4.6%
Non-core acquired loans	23,425	30,391	(6,966)	(22.9)%
Total loans	$4,275,761	$4,097,050	$178,711	4.4%

Portfolio loans grew by $185.7 million to $4.3 billion at June 30, 2018, when compared to December 31, 2017. Non-core acquired loans totaled $23.4 million at June 30, 2018, a decrease of $7.0 million, or 23%, from December 31, 2017, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates portfolio loan growth with selected specialized lending detail:

	At the quarter ended
(in thousands)	June 30, 2018	December 31, 2017	Increase (decrease)
C&I - general	$990,153	$936,588	$53,565	5.7%
CRE investor owned - general	836,516	801,156	35,360	4.4%
CRE owner occupied - general	493,589	468,151	25,438	5.4%
Enterprise value lending[1]	442,877	407,644	35,233	8.6%
Life insurance premium financing[1]	358,787	364,876	(6,089)	(1.7)%
Residential real estate - general	318,841	342,140	(23,299)	(6.8)%
Construction and land development - general	286,482	294,123	(7,641)	(2.6)%
Tax credits[1]	260,595	234,835	25,760	11.0%
Agriculture loans[1]	127,849	91,031	36,818	40.4%
Consumer and other - general	136,647	126,115	10,532	8.4%
Portfolio loans	$4,252,336	$4,066,659	$185,677	4.6%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or consumer and other loans.

Specialized lending products, especially Enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans, and have contributed significantly to the Company's loan growth. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our traditional three markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loans increased $119 million during the first six months of 2018 and represented 48% of the Company's loan portfolio at June 30, 2018. Given performance through June 30, 2018, we expect total 2018 portfolio loan growth to be a high single digit percentage.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Allowance at beginning of period, for portfolio loans	$40,263	$39,148	$38,166	$37,565
Loans charged off:
Commercial and industrial	(956)	(6,035)	(1,688)	(6,168)
Real estate:
Commercial	—	(45)	—	(45)
Construction and land development	—	(5)	—	(5)
Residential	(38)	(265)	(292)	(274)
Consumer and other	(33)	(39)	(82)	(68)
Total loans charged off	(1,027)	(6,389)	(2,062)	(6,560)
Recoveries of loans previously charged off:
Commercial and industrial	118	57	1,074	137
Real estate:
Commercial	13	103	25	201
Construction and land development	168	49	374	58
Residential	59	62	132	87
Consumer and other	28	20	42	29
Total recoveries of loans	386	291	1,647	512
Net loan charge-offs	(641)	(6,098)	(415)	(6,048)
Provision for loan losses	2,385	3,623	4,256	5,156
Allowance at end of period, for portfolio loans (1)	$42,007	$36,673	$42,007	$36,673

Allowance at beginning of period, for purchased credit impaired loans	$4,387	$5,477	$4,411	$5,844
Loans charged off	—	(48)	—	(48)
Recoveries of loans	—	—	—	—
Other	(29)	(96)	(53)	(315)
Net loan charge-offs	(29)	(144)	(53)	(363)
Provision reversal for purchased credit impaired loan losses	(1,995)	(207)	(1,995)	(355)
Allowance at end of period, for purchased credit impaired loans	$2,363	$5,126	$2,363	$5,126

Total allowance at end of period	$44,370	$41,799	$44,370	$41,799

Portfolio loans, average	$4,196,875	$3,839,266	$4,152,882	$3,673,012
Portfolio loans, ending (1)	4,214,996	3,810,470	4,214,996	3,810,470
Net charge-offs to average portfolio loans (1)	0.06%	0.64%	0.01%	0.33%
Allowance for portfolio loan losses to loans (1)	1.00%	0.96%	1.00%	0.96%

(1) Excludes PCI loans.

The provision for loan losses on portfolio loans for the six months ended June 30, 2018 was $4.3 million, compared to $5.2 million for same period in 2017. The provision is reflective of growth in portfolio loan balances, and maintaining a prudent credit risk posture.

The allowance for loan losses on portfolio loans was 1.00% of portfolio loans at June 30, 2018 compared to 0.96% at June 30, 2017. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Non-accrual loans	$14,168	$14,968	$12,405
Restructured loans	633	719	676
Total nonperforming loans (1)	14,801	15,687	13,081
Other real estate	454	498	529
Total nonperforming assets (1)	$15,255	$16,185	$13,610

Total assets	$5,509,924	$5,289,225	$5,038,696
Portfolio loans (1)	4,214,996	4,022,896	3,810,470
Portfolio loans plus other real estate (1)	4,215,450	4,023,394	3,810,999
Nonperforming loans to portfolio loans (1)	0.35%	0.39%	0.34%
Nonperforming assets to total loans plus other real estate (1)	0.36	0.40	0.36
Nonperforming assets to total assets (1)	0.28	0.31	0.27
Allowance for loans to nonperforming loans (1)	284%	243%	280%

(1) Excludes PCI loans, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Item 1, Note 4 – Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Commercial and industrial	$11,227	$12,665	$10,003
Commercial real estate	1,153	909	287
Construction and land development	435	136	1,489
Residential real estate	1,669	1,602	1,293
Consumer and other	317	375	9
Total	$14,801	$15,687	$13,081

The following table summarizes the changes in nonperforming loans:

	Six months ended June 30,
(in thousands)	2018	2017
Nonperforming loans beginning of period	$15,687	$14,905
Additions to nonaccrual loans	2,176	6,111
Additions to restructured loans	10	676
Charge-offs	(1,997)	(6,508)
Other principal reductions	(1,075)	(1,820)
Moved to other real estate	—	(283)
Nonperforming loans end of period	$14,801	$13,081

Other real estate
Other real estate was $0.5 million at June 30, 2018 and 2017.

The following table summarizes the changes in other real estate:

	Six months ended June 30,
(in thousands)	2018	2017
Other real estate beginning of period	$498	$980
Additions and expenses capitalized to prepare property for sale	—	383
Additions from acquisition	—	1,680
Writedowns in value	(44)	(18)
Other real estate end of period	$454	$529

Writedowns in fair value are recorded in loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $4.9 billion at June 30, 2018, compared to $4.7 billion at December 31, 2017. The increase in liabilities was due to $91 million of growth in total deposits and a $189 million increase in Federal Home Loan Bank advances, partially offset by a decrease of $86 million in other borrowings.

Deposits

(in thousands)	June 30, 2018	December 31, 2017	Increase (decrease)
Demand deposits	$1,050,969	$1,123,907	$(72,938)	(6.5)%
Interest-bearing transaction accounts	754,819	915,653	(160,834)	(17.6)%
Money market accounts	1,558,923	1,342,931	215,992	16.1%
Savings	209,870	195,150	14,720	7.5%
Certificates of deposit:
Brokered	224,192	115,306	108,886	94.4%
Other	449,139	463,467	(14,328)	(3.1)%
Total deposits	$4,247,912	$4,156,414	$91,498	2.2%

Non-time deposits / total deposits	84%	86%
Demand deposits / total deposits	25%	27%

Total deposits at June 30, 2018 were $4.2 billion, an increase of 2%, from December 31, 2017, primarily from increases in money market accounts and brokered certificates of deposit. The composition of our noninterest bearing deposits remained relatively stable at 25% of total deposits at June 30, 2018 compared to 27% at December 31, 2017.

Shareholders' Equity

Shareholders' equity totaled $574.1 million at June 30, 2018, an increase of $25.5 million from December 31, 2017. Significant activity during the six months ended June 30, 2018 was as follows:

•	Net income of $43.2 million,

•	decrease in fair value of securities of $7.9 million,

•	issuance under equity compensation plans of $3.2 million,

•	dividends paid on common shares of $5.1 million, and

•	repurchase of 64,915 shares at an average price of $47.10 per share, or approximately $3.1 million in the aggregate, pursuant to the publicly announced program.

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). $15 million in dividends was paid to the parent company from the Bank in 2018. Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments.

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

The Company has a senior unsecured revolving credit agreement (the "Revolving Agreement") with another bank allowing for borrowings up to $20 million which is renewed through February 2019. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of June 30, 2018, there were no outstanding balances under the Revolving Agreement.

As of June 30, 2018, the Company had $69.2 million of outstanding subordinated debentures as part of ten Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $13.6 million, along with the Company's other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2018.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2018, the Bank had borrowing capacity of $313.0 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1.0 billion available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $95.0 million, and $79.0 million of unsecured credit through the American Financial Exchange.

Investment securities are another important tool to the Bank's liquidity objectives. Total securities available for sale of $651.1 million at June 30, 2018, included $360.7 million of securities that were pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $290.4 million could be pledged or sold to enhance liquidity, if necessary. In addition, $51.7 million of unpledged held to maturity securities could also be pledged for liquidity purposes.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $1.3 billion in unused commitments as of June 30, 2018. While this commitment level would exhaust the majority of the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of June 30, 2018, and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2018. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	June 30, 2018	December 31, 2017	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.60%	12.21%	10.00%
Tier 1 capital to risk-weighted assets	10.68%	10.29%	8.00%
Common equity tier 1 capital to risk-weighted assets	9.32%	8.88%	6.50%
Leverage ratio (Tier 1 capital to average assets)	9.99%	9.72%	5.00%
Tangible common equity to tangible assets[1]	8.30%	8.14%	N/A
Tier 1 capital	$529,624	$496,045
Total risk-based capital	624,419	589,047

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

Core Performance Measures

	For the Three Months ended			For the Six Months ended
(in thousands)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net interest income	$47,048	$46,171	$45,633	$93,219	$84,275
Less: Incremental accretion income	291	766	2,584	1,057	3,659
Core net interest income	46,757	45,405	43,049	92,162	80,616

Total noninterest income	9,693	9,542	7,934	19,235	14,910
Less: Gain on sale of investment securities	—	9	—	9	—
Less: Other income from non-core acquired assets	18	1,013	—	1,031	—
Less: Other non-core income	649	—	—	649	—
Core noninterest income	9,026	8,520	7,934	17,546	14,910

Total core revenue	55,783	53,925	50,983	109,708	95,526

Provision for portfolio loans	2,385	1,871	3,623	4,256	5,156

Total noninterest expense	29,219	29,143	32,651	58,362	59,387
Less: Other expenses related to non-core acquired loans	(229)	14	(16)	(215)	107
Less: Merger related expenses	—	—	4,480	—	6,147
Less: Facilities disposal charge	239	—	389	239	389
Core noninterest expense	29,209	29,129	27,798	58,338	52,744

Core income before income tax expense	24,189	22,925	19,562	47,114	37,626

Total income tax expense	4,881	3,778	5,545	8,659	10,651
Less: Other non-core income tax expense[1]	736	438	(784)	1,174	(594)
Core income tax expense	4,145	3,340	6,329	7,485	11,245
Core net income	$20,044	$19,585	$13,233	$39,629	$26,381

Core diluted earnings per share	$0.86	$0.84	$0.56	$1.70	$1.15
Core return on average assets	1.48%	1.49%	1.06%	1.49%	1.11%
Core return on average common equity	14.14%	14.34%	9.72%	14.24%	10.44%
Core return on average tangible common equity	18.22%	18.64%	12.72%	18.43%	13.22%
Core efficiency ratio	52.36%	54.02%	54.52%	53.18%	55.21%

[1]Other non-core income tax expense calculated at 24.7% of non-core pretax income for 2018. For 2017, the calculation is 38.0% of non-core pretax income plus an estimate of taxes payable related to non-deductible JCB acquisition costs.

Net Interest Margin to Core Net Interest Margin (fully tax equivalent)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net interest income	$47,254	$46,096	$93,640	$85,243
Less: Incremental accretion income	291	2,584	1,057	3,659
Core net interest income	$46,963	$43,512	$92,583	$81,584

Average earning assets	$5,023,607	$4,641,198	$4,986,447	$4,451,253
Reported net interest margin	3.77%	3.98%	3.79%	3.86%
Core net interest margin	3.75%	3.76%	3.74%	3.70%

Tangible common equity ratio

(in thousands)	June 30, 2018	December 31, 2017
Total shareholders' equity	$574,084	$548,573
Less: Goodwill	117,345	117,345
Less: Intangible assets	9,768	11,056
Tangible common equity	$446,971	$420,172

Total assets	$5,509,924	$5,289,225
Less: Goodwill	117,345	117,345
Less: Intangible assets	9,768	11,056
Tangible assets	$5,382,811	$5,160,824

Tangible common equity to tangible assets	8.30%	8.14%

Regulatory Capital to Risk-Weighted Assets

(in thousands)	June 30, 2018	December 31, 2017
Total shareholders' equity	$574,084	$548,573
Less: Goodwill	117,345	117,345
Less: Intangible assets, net of deferred tax liabilities	7,355	6,661
Plus: Unrealized gains (losses)	(12,580)	(3,818)
Plus: Other	—	12
Common equity Tier 1 capital	461,964	428,397
Plus: Qualifying trust preferred securities	67,600	67,600
Plus: Other	60	48
Tier 1 capital	529,624	496,045
Plus: Tier 2 capital	94,795	93,002
Total risk-based capital	624,419	589,047

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$4,956,820	$4,822,695

Common equity tier 1 to risk-weighted assets	9.32%	8.88%
Tier 1 capital to risk-weighted assets	10.68%	10.29%
Total risk-based capital to risk-weighted assets	12.60%	12.21%

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	4.9%
+ 200 bp	3.4%
+ 100 bp	1.7%
- 100 bp	(3.9)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. Therefore, positive changes in rates result in higher levels of net interest income, while scenarios based on declining rates, particularly those involving decreases in long-term rates, result in reduced net interest income.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2018. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance of the achievement of the objectives described above.

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

There were no repurchases of common stock by the Company during the quarter ended June 30, 2018.

ITEM 6: EXHIBITS

Exhibit No.	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

14.0	Enterprise Financial Services Corp Code of Ethics, as amended and restated (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 2, 2018).

*31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at June 30, 2018 and December 31, 2017; (ii) Consolidated Statement of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of July 27, 2018.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer