Form 10-Q
period 2018-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2018-10-26
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2018.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of October 24, 2018, the Registrant had 23,073,472 shares of outstanding common stock, $0.01 par value per share.
This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$78,119	$91,084
Federal funds sold	1,571	1,223
Interest-bearing deposits (including $1,295 and $1,365 pledged as collateral, respectively)	76,375	61,016
Total cash and cash equivalents	156,065	153,323
Interest-bearing deposits greater than 90 days	3,405	2,645
Securities available for sale	670,328	641,382
Securities held to maturity	67,131	73,749
Loans held for sale	738	3,155
Loans	4,267,430	4,097,050
Less: Allowance for loan losses	44,186	42,577
Total loans, net	4,223,244	4,054,473
Other real estate	408	498
Other investments, at cost	37,885	26,661
Fixed assets, net	32,354	32,618
Accrued interest receivable	19,879	14,069
State tax credits held for sale (including $171 and $400 carried at fair value, respectively)	45,625	43,468
Goodwill	117,345	117,345
Intangible assets, net	9,148	11,056
Other assets	133,984	114,783
Total assets	$5,517,539	$5,289,225

Liabilities and Shareholders' Equity
Demand deposits	$1,062,126	$1,123,907
Interest-bearing transaction accounts	743,351	915,653
Money market accounts	1,523,416	1,342,931
Savings	207,346	195,150
Certificates of deposit:
Brokered	202,323	115,306
Other	471,914	463,467
Total deposits	4,210,476	4,156,414
Subordinated debentures and notes (net of debt issuance cost of $1,038 and $1,136, respectively)	118,144	118,105
Federal Home Loan Bank advances	401,000	172,743
Other borrowings	161,795	253,674
Accrued interest payable	2,433	1,730
Other liabilities	36,854	37,986
Total liabilities	4,930,702	4,740,652

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,919,261 and 23,781,112 shares issued, respectively	239	238
Treasury stock, at cost; 827,595 and 691,673 shares, respectively	(30,108)	(23,268)
Additional paid in capital	349,317	350,061
Retained earnings	284,016	225,360
Accumulated other comprehensive loss	(16,627)	(3,818)
Total shareholders' equity	586,837	548,573
Total liabilities and shareholders' equity	$5,517,539	$5,289,225
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$55,383	$48,020	$158,781	$135,253
Interest on debt securities:
Taxable	4,482	3,855	12,697	10,670
Nontaxable	263	294	816	984
Interest on interest-bearing deposits	306	173	777	537
Dividends on equity securities	323	126	729	306
Total interest income	60,757	52,468	173,800	147,750
Interest expense:
Interest-bearing transaction accounts	799	523	2,422	1,721
Money market accounts	5,423	2,410	13,221	5,841
Savings accounts	157	125	429	332
Certificates of deposit	2,878	1,493	7,115	4,081
Subordinated debentures and notes	1,483	1,316	4,305	3,768
Federal Home Loan Bank advances	1,729	832	4,435	1,684
Notes payable and other borrowings	195	144	561	423
Total interest expense	12,664	6,843	32,488	17,850
Net interest income	48,093	45,625	141,312	129,900
Provision for portfolio loan losses	2,332	2,422	6,588	7,578
Provision reversal for purchased credit impaired loan losses	(69)	—	(2,064)	(355)
Net interest income after provision for loan losses	45,830	43,203	136,788	122,677
Noninterest income:
Service charges on deposit accounts	2,997	2,820	8,855	8,146
Wealth management revenue	2,012	2,062	6,267	5,949
Card services revenue	1,760	1,459	4,926	3,888
Gain on sale of other real estate	13	—	13	17
Gain on state tax credits, net	192	77	508	332
Gain on sale of investment securities	—	22	9	22
Miscellaneous income	1,436	1,932	7,067	4,928
Total noninterest income	8,410	8,372	27,645	23,282
Noninterest expense:
Employee compensation and benefits	16,297	15,090	49,370	46,096
Occupancy	2,394	2,434	7,142	6,628
Data processing	1,634	1,389	4,634	4,828
Professional fees	1,023	922	2,619	2,838
FDIC and other insurance	845	882	2,682	2,356
Loan legal and other real estate expense	322	586	598	1,544
Merger related expenses	—	315	—	6,462
Other	7,407	5,786	21,239	16,039
Total noninterest expense	29,922	27,404	88,284	86,791

Income before income tax expense	24,318	24,171	76,149	59,168
Income tax expense	1,802	7,856	10,461	18,507
Net income	$22,516	$16,315	$65,688	$40,661

Earnings per common share
Basic	$0.97	$0.70	$2.84	$1.77
Diluted	0.97	0.69	2.81	1.75
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$22,516	$16,315	$65,688	$40,661
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $(1,328) and $(493), and for nine months of $(3,926) and $775, respectively	(4,048)	(805)	(11,968)	1,265
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $0 and $8, and for nine months of $2 and $8, respectively	—	(13)	(7)	(13)
Total other comprehensive income (loss)	(4,048)	(818)	(11,975)	1,252
Total comprehensive income	$18,468	$15,497	$53,713	$41,913

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Common Stock		Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2017	$238		$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	—		—	—	65,688	—	65,688
Other comprehensive loss	—		—	—	—	(11,975)	(11,975)
Total comprehensive income (loss)	—		—	—	65,688	(11,975)	53,713
Cash dividends paid on common shares, $0.34 per share	—		—	—	(7,866)	—	(7,866)
Repurchase of common shares	—		(6,840)	—	—	—	(6,840)
Issuance under equity compensation plans, 138,149 shares, net	1		—	(3,298)	—	—	(3,297)
Share-based compensation	—		—	2,554	—	—	2,554
Reclassification adjustments for change in accounting policies	—	—	—	—	834	(834)	—
Balance at September 30, 2018	$239		$(30,108)	$349,317	$284,016	$(16,627)	$586,837

(in thousands, except per share data)	Common Stock		Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2016	$203		$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	—		—	—	40,661	—	40,661
Other comprehensive income	—		—	—	—	1,252	1,252
Total comprehensive income	—		—	—	40,661	1,252	41,913
Cash dividends paid on common shares, $0.33 per share	—		—	—	(7,709)	—	(7,709)
Repurchase of common shares	—		(16,636)	—	—	—	(16,636)
Issuance under equity compensation plans, 148,597 shares, net	1		—	(2,574)	—	—	(2,573)
Share-based compensation	—		—	2,514	—	—	2,514
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc., 3,299,865 shares, net	33		—	141,696	—	—	141,729
Reclassification for the adoption of share-based payment guidance	—		—	(5,229)	5,229	—	—
Balance at September 30, 2017	$237		$(23,268)	$349,485	$220,371	$(489)	$546,336

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands, except share data)	2018	2017
Cash flows from operating activities:
Net income	$65,688	$40,661
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,622	2,426
Provision for loan losses	4,524	7,223
Deferred income taxes	2,822	1,239
Net amortization of debt securities	1,338	2,064
Amortization of intangible assets	1,908	1,920
Gain on sale of investment securities	(9)	(22)
Mortgage loans originated for sale	(30,136)	(115,365)
Proceeds from mortgage loans sold	32,839	118,798
Gain on sale of other real estate	(13)	(17)
Gain on state tax credits, net	(508)	(332)
Share-based compensation	2,554	2,514
Net accretion of loan discount	(1,253)	(3,796)
Changes in:
Accrued interest receivable	(5,811)	(302)
Accrued interest payable	703	249
Other assets	(16,309)	755
Other liabilities	(1,093)	(44,398)
Net cash provided by operating activities	59,866	13,617
Cash flows from investing activities:
Proceeds from JCB acquisition, net of cash purchase price	—	4,456
Net increase in loans	(172,449)	(201,715)
Proceeds from the sale of securities, available for sale	1,451	144,076
Proceeds from the paydown or maturity of securities, available for sale	61,881	126,073
Proceeds from the paydown or maturity of securities, held to maturity	4,988	4,145
Proceeds from the redemption of other investments	30,593	29,159
Proceeds from the sale of state tax credits held for sale	3,056	4,391
Proceeds from the sale of other real estate	467	2,513
Payments for the purchase/origination of:
Available for sale debt securities	(108,121)	(263,453)
Other investments	(44,597)	(45,224)
State tax credits held for sale	(4,704)	(145)
Fixed assets, net	(2,369)	(1,864)
Net cash used in investing activities	(229,804)	(197,588)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(61,781)	20,684
Net increase in interest-bearing deposit accounts	115,843	39,998
Proceeds from Federal Home Loan Bank advances	1,142,500	1,394,181
Repayments of Federal Home Loan Bank advances	(914,000)	(1,145,681)
Proceeds from notes payable	—	10,000
Net decrease in other borrowings	(91,879)	(123,987)
Cash dividends paid on common stock	(7,866)	(7,709)
Payments for the repurchase of common stock	(6,840)	(16,636)
Payments for the issuance of equity instruments, net	(3,297)	(2,573)
Net cash provided by financing activities	172,680	168,277
Net increase (decrease) in cash and cash equivalents	2,742	(15,694)
Cash and cash equivalents, beginning of period	153,323	198,802
Cash and cash equivalents, end of period	$156,065	$183,108
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$31,785	$16,948
Income taxes	8,492	9,382
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$—	$289
Common shares issued in connection with JCB acquisition	—	141,729

The accompanying notes are an integral part of these consolidated financial statements.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

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

In addition, the Company early adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" during the first quarter of 2018. The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. The adoption of this update did not have a material effect on the Company's consolidated financial statements.

The Company also early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" during the first quarter of 2018. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which among other things, reduced the maximum federal corporate tax rate from 35% to 21%. The adoption of this update resulted in an increase to retained earnings of $0.8 million which was reclassified from accumulated other comprehensive income.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the statements of financial position, results of operations, and cash flow for the interim periods.

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

Income Taxes

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has recorded amounts for the effects of the Tax Act using reasonable estimates based on currently available information and its interpretations thereof. This accounting may change due to, among other things, changes in interpretations the Company has made and the issuance of new tax or accounting guidance.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income as reported	$22,516	$16,315	$65,688	$40,661

Weighted average common shares outstanding	23,148	23,324	23,129	22,914
Additional dilutive common stock equivalents	181	250	211	295
Weighted average diluted common shares outstanding	23,329	23,574	23,340	23,209

Basic earnings per common share:	$0.97	$0.70	$2.84	$1.77
Diluted earnings per common share:	$0.97	$0.69	$2.81	$1.75

For the three and nine months ended September 30, 2018 and 2017, there were no common stock equivalents excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,914	$—	$(2,233)	$97,681
Obligations of states and political subdivisions	30,563	238	(268)	30,533
Agency mortgage-backed securities	551,552	180	(19,385)	532,347
U.S. Treasury bills	9,960	—	(193)	9,767
Total securities available for sale	$691,989	$418	$(22,079)	$670,328
Held to maturity securities:
Obligations of states and political subdivisions	$12,521	$6	$(324)	$12,203
Agency mortgage-backed securities	54,610	—	(2,397)	52,213
Total securities held to maturity	$67,131	$6	$(2,721)	$64,416

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,878	$6	$(660)	$99,224
Obligations of states and political subdivisions	34,181	674	(213)	34,642
Agency mortgage-backed securities	513,082	727	(6,293)	507,516
Total securities available for sale	$647,141	$1,407	$(7,166)	$641,382
Held to maturity securities:
Obligations of states and political subdivisions	$14,031	$69	$(46)	$14,054
Agency mortgage-backed securities	59,718	16	(330)	59,404
Total securities held to maturity	$73,749	$85	$(376)	$73,458

At September 30, 2018, and December 31, 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $365.3 million and $500.0 million at September 30, 2018, and December 31, 2017, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,193	$12,107	$—	$—
Due after one year through five years	110,517	108,231	868	856
Due after five years through ten years	12,688	12,678	11,294	10,995
Due after ten years	5,039	4,965	359	352
Agency mortgage-backed securities	551,552	532,347	54,610	52,213
	$691,989	$670,328	$67,131	$64,416

The following table represents a summary of investment securities that had an unrealized loss:

	September 30, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$58,592	$1,353	$39,089	$880	$97,681	$2,233
Obligations of states and political subdivisions	24,152	468	3,296	124	27,448	592
Agency mortgage-backed securities	297,577	8,216	270,949	13,566	568,526	21,782
U.S. Treasury bills	9,767	193	—	—	9,767	193
	$390,088	$10,230	$313,334	$14,570	$703,422	$24,800

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$89,309	$660	$—	$—	$89,309	$660
Obligations of states and political subdivisions	13,951	259	—	—	13,951	259
Agency mortgage-backed securities	469,655	6,034	12,229	589	481,884	6,623
	$572,915	$6,953	$12,229	$589	$585,144	$7,542

The unrealized losses at both September 30, 2018, and December 31, 2017, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2018, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

NOTE 4 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans acquired in connection with the Company’s acquisitions. These loans are accounted for using the guidance in the Accounting Standards Codification (ASC) section 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired ("PCI") loans.

The table below shows the loan portfolio composition including carrying value categorized by loans accounted for at amortized cost, which includes our originated loans, and by loans accounted for as PCI.

(in thousands)	September 30, 2018	December 31, 2017
Loans accounted for at amortized cost	$4,218,341	$4,022,896
Loans accounted for as PCI	49,089	74,154
Total loans	$4,267,430	$4,097,050

The following tables refer to loans accounted for at amortized cost.

Below is a summary of loans by category at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Commercial and industrial	$2,032,929	$1,918,720
Real estate:
Commercial - investor owned	826,447	769,275
Commercial - owner occupied	589,045	554,589
Construction and land development	326,858	303,091
Residential	308,385	341,312
Total real estate loans	2,050,735	1,968,267
Consumer and other	136,025	137,234
Loans, before unearned loan fees	4,219,689	4,024,221
Unearned loan fees, net	(1,348)	(1,325)
Loans, including unearned loan fees	$4,218,341	$4,022,896

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment methodology through September 30, 2018, and at December 31, 2017, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2017	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Provision (provision reversal) for loan losses	780	648	190	35	259	(41)	1,871
Losses charged off	(732)	—	—	—	(254)	(49)	(1,035)
Recoveries	956	8	4	206	73	14	1,261
Balance at March 31, 2018	$27,410	$4,546	$3,502	$1,728	$2,315	$762	$40,263
Provision (provision reversal) for loan losses	2,852	5	340	(206)	(573)	(33)	2,385
Losses charged off	(956)	—	—	—	(38)	(33)	(1,027)
Recoveries	118	10	3	168	59	28	386
Balance at June 30, 2018	$29,424	$4,561	$3,845	$1,690	$1,763	$724	$42,007
Provision (provision reversal) for loan losses	2,569	3	(197)	154	(187)	(10)	2,332
Losses charged off	(2,405)	—	(22)	—	(122)	(46)	(2,595)
Recoveries	2	8	4	21	88	25	148
Balance at September 30, 2018	$29,590	$4,572	$3,630	$1,865	$1,542	$693	$41,892

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance September 30, 2018
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$4,128	$—	$177	$—	$9	$—	$4,314
Collectively evaluated for impairment	25,462	4,572	3,453	1,865	1,533	693	37,578
Total	$29,590	$4,572	$3,630	$1,865	$1,542	$693	$41,892
Loans - Ending balance:
Individually evaluated for impairment	$12,197	$770	$2,655	$—	$2,477	$312	$18,411
Collectively evaluated for impairment	2,020,732	825,677	586,390	326,858	305,908	134,365	4,199,930
Total	$2,032,929	$826,447	$589,045	$326,858	$308,385	$134,677	$4,218,341

Balance December 31, 2017
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,508	$—	$71	$—	$—	$—	$2,579
Collectively evaluated for impairment	23,898	3,890	3,237	1,487	2,237	838	35,587
Total	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Loans - Ending balance:
Individually evaluated for impairment	$12,665	$422	$1,975	$136	$1,602	$375	$17,175
Collectively evaluated for impairment	1,906,055	768,853	552,614	302,955	339,710	135,534	4,005,721
Total	$1,918,720	$769,275	$554,589	$303,091	$341,312	$135,909	$4,022,896

A summary of nonperforming loans individually evaluated for impairment by category at September 30, 2018 and December 31, 2017, and the income recognized on impaired loans is as follows:

	September 30, 2018
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$20,938	$3,266	$8,931	$12,197	$4,128	$10,414
Real estate:
Commercial - investor owned	1,039	770	—	770	—	657
Commercial - owner occupied	1,328	826	462	1,288	177	1,074
Construction and land development	—	—	—	—	—	—
Residential	2,600	2,008	469	2,477	9	2,410
Consumer and other	329	312	—	312	—	334
Total	$26,234	$7,182	$9,862	$17,044	$4,314	$14,889

	December 31, 2017
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$20,750	$2,321	$10,344	$12,665	$2,508	$16,270
Real estate:
Commercial - investor owned	560	422	—	422	—	521
Commercial - owner occupied	487	—	487	487	71	490
Construction and land development	441	136	—	136	—	331
Residential	1,730	1,602	—	1,602	—	1,735
Consumer and other	375	375	—	375	—	375
Total	$24,343	$4,856	$10,831	$15,687	$2,579	$19,722

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Total interest income that would have been recognized under original terms	$614	$306	$1,615	$961
Total cash received and recognized as interest income on non-accrual loans	68	117	157	156
Total interest income recognized on accruing, impaired loans	110	8	133	55

The recorded investment in nonperforming loans by category at September 30, 2018 and December 31, 2017, is as follows:

	September 30, 2018
(in thousands)	Non-accrual	Restructured, not on non-accrual	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$10,088	$820	$1,289	$12,197
Real estate:
Commercial - investor owned	770	—	—	770
Commercial - owner occupied	1,288	—	—	1,288
Construction and land development	—	—	—	—
Residential	2,477	—	—	2,477
Consumer and other	312	—	—	312
Total	$14,935	$820	$1,289	$17,044

	December 31, 2017
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$11,946	$719	$12,665
Real estate:
Commercial - investor owned	422	—	422
Commercial - owner occupied	487	—	487
Construction and land development	136	—	136
Residential	1,602	—	1,602
Consumer and other	375	—	375
Total	$14,968	$719	$15,687

There were no loans over 90 days past due and still accruing interest at December 31, 2017.

The recorded investment by category for the portfolio loans that have been restructured during the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three months ended September 30, 2018			Three months ended September 30, 2017
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$187	$187	—	$—	$—
Total	1	$187	$187	—	$—	$—

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$187	$187	1	$676	$676
Total	1	$187	$187	1	$676	$676

As of September 30, 2018, the Company had $2.6 million in specific reserves allocated to $8.0 million of loans that have been restructured. During the three and nine months ended September 30, 2018 and 2017, there were no portfolio loans that subsequently defaulted.

The aging of the recorded investment in past due loans by portfolio class and category at September 30, 2018 and December 31, 2017, is shown below.

	September 30, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$11,213	$6,020	$17,233	$2,015,696	$2,032,929
Real estate:
Commercial - investor owned	1,362	129	1,491	824,956	826,447
Commercial - owner occupied	258	808	1,066	587,979	589,045
Construction and land development	—	—	—	326,858	326,858
Residential	864	1,156	2,020	306,365	308,385
Consumer and other	—	—	—	134,677	134,677
Total	$13,697	$8,113	$21,810	$4,196,531	$4,218,341

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$7,882	$1,770	$9,652	$1,909,068	$1,918,720
Real estate:
Commercial - investor owned	934	—	934	768,341	769,275
Commercial - owner occupied	—	—	—	554,589	554,589
Construction and land development	76	—	76	303,015	303,091
Residential	1,529	945	2,474	338,838	341,312
Consumer and other	407	—	407	135,502	135,909
Total	$10,828	$2,715	$13,543	$4,009,353	$4,022,896

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

•
Grade 8 – Substandard credits include those borrowers characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.

•
Grade 9 – Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. The borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on non-accrual.

The recorded investment by risk category of the loans by portfolio class and category at September 30, 2018, which is based upon the most recent analysis performed, and December 31, 2017, is as follows:

	September 30, 2018
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$1,835,230	$142,768	$54,931	$2,032,929
Real estate:
Commercial - investor owned	798,116	22,275	6,056	826,447
Commercial - owner occupied	540,961	43,399	4,685	589,045
Construction and land development	315,022	11,775	61	326,858
Residential	298,076	3,058	7,251	308,385
Consumer and other	134,359	7	311	134,677
Total	$3,921,764	$223,282	$73,295	$4,218,341

	December 31, 2017
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$1,769,102	$94,002	$55,616	$1,918,720
Real estate:
Commercial - investor owned	754,010	10,840	4,425	769,275
Commercial - owner occupied	514,616	34,440	5,533	554,589
Construction and land development	292,766	9,983	342	303,091
Residential	329,742	3,648	7,922	341,312
Consumer and other	134,704	10	1,195	135,909
Total	$3,794,940	$152,923	$75,033	$4,022,896

Below is a summary of PCI loans by category at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.39	$2,923	6.38	$3,212
Real estate:
Commercial - investor owned	7.23	25,172	7.36	42,887
Commercial - owner occupied	7.45	9,520	6.48	11,332
Construction and land development	6.01	5,168	5.99	5,883
Residential	6.35	6,291	5.99	10,781
Consumer and other	7.08	15	2.84	59
Total		$49,089		$74,154
[1]Risk ratings are based on the borrower's contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at September 30, 2018 and December 31, 2017, is shown below:

	September 30, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$2,923	$2,923
Real estate:
Commercial - investor owned	627	1,190	1,817	23,355	25,172
Commercial - owner occupied	6,230	744	6,974	2,546	9,520
Construction and land development	146	—	146	5,022	5,168
Residential	33	46	79	6,212	6,291
Consumer and other	—	—	—	15	15
Total	$7,036	$1,980	$9,016	$40,073	$49,089

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,212	$3,212
Real estate:
Commercial - investor owned	—	3,034	3,034	39,853	42,887
Commercial - owner occupied	—	673	673	10,659	11,332
Construction and land development	—	—	—	5,883	5,883
Residential	328	255	583	10,198	10,781
Consumer and other	—	—	—	59	59
Total	$328	$3,962	$4,290	$69,864	$74,154

The following table is a roll forward of PCI loans, net of the allowance for loan losses, for the nine months ended September 30, 2018 and 2017.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2017	$112,710	$29,005	$13,964	$69,741
Principal reductions and interest payments	(38,165)	—	—	(38,165)
Accretion of loan discount	—	—	(5,118)	5,118
Changes in contractual and expected cash flows due to remeasurement	4,341	(8,939)	3,179	10,101
Balance September 30, 2018	$78,886	$20,066	$12,025	$46,795

Balance December 31, 2016	$66,003	$18,902	$13,176	$33,925
Acquisitions	68,763	14,296	5,312	49,155
Principal reductions and interest payments	(16,319)	—	—	(16,319)
Accretion of loan discount	—	—	(5,473)	5,473
Changes in contractual and expected cash flows due to remeasurement	11,110	(702)	3,776	8,036
Reductions due to disposals	(6,393)	(1,612)	(1,595)	(3,186)
Balance September 30, 2017	$123,164	$30,884	$15,196	$77,084

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $68.6 million and $94.9 million as of September 30, 2018, and December 31, 2017, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2018, the amount of unadvanced commitments on impaired loans was insignificant.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2018, and December 31, 2017, are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$1,315,284	$1,298,423
Letters of credit	49,633	73,790

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2018, and December 31, 2017, approximately $91.8 million and $112.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $0.4 million for estimated losses attributable to the unadvanced commitments at September 30, 2018, and December 31, 2017.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2018, the approximate remaining terms of standby letters of credit range from 1 month to 3 years and 3 months.

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

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to various derivative financial instruments used in the normal course of business to meet the needs of its clients and as part of its risk management activities. These instruments include interest rate swap agreements and option contracts and foreign exchange forward contracts. The Company does not enter into derivative financial instruments for trading purposes.

Hedging Instruments. At September 30, 2018, the Company had no outstanding derivative contracts used to manage risk.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Non-designated hedging instruments
Interest rate swap contracts	$433,664	$394,852	$4,772	$2,061	$4,772	$2,061
Foreign exchange forward contracts	123	1,528	123	1,528	123	1,528

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the three and nine months ended September 30, 2018 and 2017, the gains and losses offset each other due to the Company's hedging of the client swaps and foreign exchange contracts with other bank counterparties.

NOTE 7 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$97,681	$—	$97,681
Obligations of states and political subdivisions	—	30,533	—	30,533
Residential mortgage-backed securities	—	532,347	—	532,347
U.S. Treasury bills	—	9,767	—	9,767
Total securities available for sale	$—	$670,328	$—	$670,328
Other investments	144	—	—	144
State tax credits held for sale	—	—	171	171
Derivative financial instruments	—	4,895	—	4,895
Total assets	$144	$675,223	$171	$675,538

Liabilities
Derivative financial instruments	$—	$4,895	$—	$4,895
Total liabilities	$—	$4,895	$—	$4,895

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,224	$—	$99,224
Obligations of states and political subdivisions	—	34,642	—	34,642
Residential mortgage-backed securities	—	507,516	—	507,516
Total securities available for sale	$—	$641,382	$—	$641,382
State tax credits held for sale	—	—	400	400
Derivative financial instruments	—	3,589	—	3,589
Total assets	$—	$644,971	$400	$645,371

Liabilities
Derivative financial instruments	$—	$3,589	$—	$3,589
Total liabilities	$—	$3,589	$—	$3,589

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level.

•
Other investments. At September 30, 2018, of the $37.9 million of other investments on the condensed consolidated balance sheet, approximately $0.2 million were carried at fair value. The remaining $37.7 million of other investments were accounted for at cost. Other investments reported at fair value represent equity securities with quoted market prices (Level 1).

•
State tax credits held for sale. At September 30, 2018, of the $45.6 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $0.1 million were carried at fair value. The remaining $45.5 million of state tax credits were accounted for at cost.

The Company is not aware of an active market that exists for the 10-year streams of state tax credit financial instruments. However, the Company’s principal market for these tax credits consists of Missouri state residents who buy these credits and local and regional accounting firms who broker them. As such, the Company employed a discounted cash flow analysis (income approach) to determine fair value.
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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017.

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of September 30, 2018 and 2017.

	Securities available for sale, at fair value
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$—	$—	$—	$3,089
Total gains:
Included in other comprehensive income	—	—	—	4
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	—	(3,093)
Ending balance	$—	$—	$—	$—

Change in unrealized gains relating to assets still held at the reporting date	$—	$—	$—	$—

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$299	$1,274	$400	$3,585
Total gains:
Included in earnings	7	—	13	49
Purchases, sales, issuances and settlements:
Sales	(135)	—	(242)	(2,360)
Ending balance	$171	$1,274	$171	$1,274

Change in unrealized gains (losses) relating to assets still held at the reporting date	$(34)	$—	$(60)	$(655)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of September 30, 2018.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended September 30, 2018	Total losses for the nine months ended September 30, 2018
Impaired loans	$485	$—	$—	$485	$248	$457
Other real estate	—	—	—	—	—	—
Total	$485	$—	$—	$485	$248	$457

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Impaired loans are reported at the fair value of the underlying collateral for collateral dependent loans. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. At September 30, 2018, impaired loans measured on a non-recurring basis had a principal balance of $0.7 million, with a valuation allowance of $0.2 million.

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2018 and December 31, 2017. Fair values that are not estimable are listed at the carrying value.

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$78,119	$78,119	$91,084	$91,084
Federal funds sold	1,571	1,571	1,223	1,223
Interest-bearing deposits	79,780	79,780	63,661	63,661
Securities available for sale	670,328	670,328	641,382	641,382
Securities held to maturity	67,131	64,416	73,749	73,458
Other investments, at cost	37,885	37,885	26,661	26,661
Loans held for sale	738	738	3,155	3,155
Derivative financial instruments	4,895	4,895	3,589	3,589
Portfolio loans, net	4,223,244	4,254,581	4,054,473	4,096,741
State tax credits, held for sale	45,625	48,622	43,468	44,271
Accrued interest receivable	19,879	19,879	14,069	14,069

Balance sheet liabilities
Deposits	4,210,476	4,203,913	4,156,414	4,153,323
Subordinated debentures and notes	118,144	105,611	118,105	105,031
Federal Home Loan Bank advances	401,000	400,977	172,743	172,893
Other borrowings	161,795	161,676	253,674	253,530
Derivative financial instruments	4,895	4,895	3,589	3,589
Accrued interest payable	2,433	2,433	1,730	1,730

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 18 – Fair Value Measurements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at September 30, 2018, and December 31, 2017.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at September 30, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$64,416	$—	$64,416
Portfolio loans, net	—	—	4,254,581	4,254,581
State tax credits, held for sale	—	—	48,451	48,451
Financial Liabilities:
Deposits	3,536,239	—	667,674	4,203,913
Subordinated debentures and notes	—	105,611	—	105,611
Federal Home Loan Bank advances	—	400,977	—	400,977
Other borrowings	—	161,676	—	161,676

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$73,458	$—	$73,458
Portfolio loans, net	—	—	4,096,741	4,096,741
State tax credits, held for sale	—	—	43,871	43,871
Financial Liabilities:
Deposits	3,577,641	—	575,682	4,153,323
Subordinated debentures and notes	—	105,031	—	105,031
Federal Home Loan Bank advances	—	172,893	—	172,893
Other borrowings	—	253,530	—	253,530

NOTE 8 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the "FASB") ASU 2018-15 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-402 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The amendments are effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption being permitted. The Company is currently evaluating the new guidance and has not yet determined the impact this standard may have on its consolidated balance sheets.

FASB ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the guidance in the Concepts Statement, including consideration of costs and benefits, to improve the effectiveness of

ASC 820’s disclosure requirements. The Company is currently evaluating the new guidance and has not yet determined the impact this standard may have on its consolidated balance sheets.

FASB ASU 2018-11 "Leases (Topic 842): Targeted Improvements" In July 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11 (1)entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (2) lessors may elect not to separate lease and nonlease components when certain conditions are met. The Company intends to utilize the optional transition method and apply the new leases standard at the adoption date of January 1, 2019. The Company is evaluating the impact of separating lease and nonlease components on its financial statements.

FASB ASU 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities" In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)" which shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption being permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on the Company's consolidated financial statements. At September 30, 2018, the book value of callable bonds purchased at a premium totaled $22.0 million, and the amount of unamortized premium remaining on these securities was $0.7 million.

FASB ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" In June 2016, the FASB issued ASU 2016-13, "Financial Instruments (Topic 326)" which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a more timely recognition of losses. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has formed an implementation team that includes members of accounting, credit, and loan operations to review the requirements of ASU 2016-13, and has contracted with a software provider to aid in implementation. The Company has not yet determined the impact this standard may have on its financial statements.

FASB ASU 2016-02 "Leases (Topic 842)" In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which requires organizations that lease assets ("lessees") to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance becomes effective for periods beginning after December 15, 2018, including interim periods therein. Early adoption will be permitted. The Company has formed a lease implementation team that includes members of accounting, facilities and operations to review lease contracts and the requirements of ASU 2016-02. The Company is currently evaluating the impact of this amendment on its financial statements; however, it does not expect the adoption of the new standard to have a material impact on its results of operations or balance sheet as a result of the recognition of right-to-use assets and lease liabilities related to operating leases.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements
Some of the information in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of statements about the future performance, operations products and services of the Company and its subsidiaries. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2017 Annual Report on Form 10-K or within this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2018 compared to the financial condition as of December 31, 2017. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2018, compared to the same periods in 2017. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2017.

Executive Summary

Below are highlights of our financial performance for the three and nine months ended September 30, 2018, as compared to the linked quarter ended June 30, 2018, and prior year period. The Company closed its acquisition of Jefferson County Bancshares, Inc. ("JCB") on February 10, 2017. The results of operations of JCB are included in our consolidated results since this date and, therefore, were not included for the full nine months prior year period.

(in thousands, except per share data)	For the Three Months ended/At			For the Nine Months ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
EARNINGS
Total interest income	$60,757	$57,879	$52,468	$173,800	$147,750
Total interest expense	12,664	10,831	6,843	32,488	17,850
Net interest income	48,093	47,048	45,625	141,312	129,900
Provision for portfolio loans	2,332	2,385	2,422	6,588	7,578
Provision reversal for PCI loans	(69)	(1,995)	—	(2,064)	(355)
Net interest income after provision for loan losses	45,830	46,658	43,203	136,788	122,677
Total noninterest income	8,410	9,693	8,372	27,645	23,282
Total noninterest expense	29,922	29,219	27,404	88,284	86,791
Income before income tax expense	24,318	27,132	24,171	76,149	59,168
Income tax expense	1,802	4,881	7,856	10,461	18,507
Net income	$22,516	$22,251	$16,315	$65,688	$40,661

Basic earnings per share	$0.97	$0.96	$0.70	$2.84	$1.77
Diluted earnings per share	0.97	0.95	0.69	2.81	1.75

Return on average assets	1.63%	1.65%	1.27%	1.62%	1.11%
Return on average common equity	15.22%	15.70%	11.69%	15.41%	10.37%
Return on average tangible common equity	19.42%	20.23%	15.23%	19.85%	13.25%
Net interest margin (fully tax equivalent)	3.78%	3.77%	3.88%	3.78%	3.87%
Efficiency ratio	52.96%	51.50%	50.75%	52.25%	56.66%
Tangible book value per common share	$19.94	$19.32	$18.09

ASSET QUALITY (1)
Net charge-offs	$2,447	$641	$803	$2,862	$6,851
Nonperforming loans	17,044	14,801	8,985
Classified assets	73,704	74,001	80,757
Nonperforming loans to portfolio loans	0.40%	0.35%	0.23%
Nonperforming assets to total assets (1)	0.32%	0.28%	0.18%
Allowance for loan losses to portfolio loans	0.99%	1.00%	0.97%
Net charge-offs to average loans (annualized)	0.23%	0.06%	0.08%	0.09%	0.24%

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

	For the Three Months ended			For the Nine Months ended
(in thousands)	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
CORE PERFORMANCE MEASURES (1)
Net interest income	$47,558	$46,757	$44,069	$139,720	$124,685
Provision for portfolio loans	2,332	2,385	2,422	6,588	7,578
Noninterest income	8,403	9,026	8,350	25,949	23,260
Noninterest expense	29,228	29,209	27,070	87,566	79,814
Income before income tax expense	24,401	24,189	22,927	71,515	60,553
Income tax expense	4,372	4,145	7,391	11,857	18,636
Net income	$20,029	$20,044	$15,536	$59,658	$41,917

Earnings per share	$0.86	$0.86	$0.66	$2.56	$1.81
Return on average assets	1.45%	1.48%	1.21%	1.47%	1.14%
Return on average common equity	13.54%	14.14%	11.13%	14.00%	10.69%
Return on average tangible common equity	17.28%	18.22%	14.50%	18.03%	13.66%
Net interest margin (fully tax equivalent)	3.74%	3.75%	3.75%	3.74%	3.71%
Efficiency ratio	52.23%	52.36%	51.64%	52.86%	53.95%

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, the Company noted the following trends:

•
The Company reported net income of $65.7 million, or $2.81 per diluted share, for the nine months ended September 30, 2018, compared to $40.7 million, or $1.75 per diluted share, for the same period in 2017. The $1.06 increase in earnings per share primarily increased from growth in the balance sheet resulting from organic loan and deposit growth, fee income growth, and corporate tax reform.

•
On a core basis[1], net income grew 42% to $59.7 million, or $2.56 per diluted share, for the nine months ended September 30, 2018, compared to $41.9 million, or $1.81 per diluted share, in the prior year period. The diluted core earnings per share[1] increase of $0.75 continues to be driven by revenue growth, which expanded $17.7 million, or 12%.

•
Net interest income for the first nine months of 2018 increased $11.4 million or 9%, from the prior year period due to strong portfolio loan growth and a higher average yield partially offset by an increase in cost of funds and a reduction in incremental accretion on non-core acquired loans.

•
Net interest margin for the first nine months of 2018 decreased nine basis points to 3.78% when compared to the prior year period of 3.87%. Core net interest margin[1], which excludes incremental accretion on non-core acquired loans, increased three basis points to 3.74% for the first nine months of 2018 from the prior year period primarily due to the impact of interest rate increases on portfolio loans out-pacing the increase in deposit and borrowing costs.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

•
Noninterest income for the first nine months of 2018 increased $4.4 million or 19%, compared to the prior year period primarily due to $2.0 million of nonrecurring revenue along with higher income from deposit service charges and card services from growth in the client base.

•
Noninterest expense was $88.3 million for the nine months ended September 30, 2018, compared to $86.8 million for the comparable period in 2017. Noninterest expense for the 2017 period included $6.5 million of merger related expenses. Core noninterest expense[1] was $87.6 million for the nine months ended September 30, 2018, compared to $79.8 million for the prior year period primarily due to increases in compensation and benefit expense from investments in revenue producing personnel, tax credit amortization of $2.0 million, and other operating expenses from the acquisition of JCB.

Balance sheet highlights:

•
Loans – Portfolio loans increased to $4.2 billion at September 30, 2018, increasing $183 million when compared to December 31, 2017 primarily in the commercial and industrial, and commercial real estate categories.

•
Deposits – Total deposits at September 30, 2018 were $4.2 billion, an increase of $54 million, or 1% from December 31, 2017. Core deposits, defined as total deposits excluding time deposits, were $3.5 billion at September 30, 2018, a decrease of $41 million, or 1% when compared to December 31, 2017.

•
Asset quality – Nonperforming loans were $17.0 million at September 30, 2018, compared to $14.9 million at December 31, 2017. Nonperforming loans represented 0.40% and 0.35% of portfolio loans at September 30, 2018 and December 31, 2017, respectively.

Provision for portfolio loan losses was $6.6 million for the nine months ended September 30, 2018, compared to $7.6 million for the nine months ended September 30, 2017. See Item 1, Note 4 – Portfolio Loans, and Provision and Allowance for Loan Losses in this section for more information.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
Non-core acquired loans were those acquired from the FDIC and were previously covered by shared-loss agreements. These loans continue to be accounted for as purchased credit impaired loans. Approximately $31 million of loans acquired from JCB's portfolio are also accounted for as purchased credit impaired loans. However, all loans acquired from JCB are included in portfolio loans. The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2018			2017
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$4,196,242	$54,086	5.11%	$3,866,434	$45,526	4.67%
Tax-exempt portfolio loans (2)	34,392	483	5.57	38,202	623	6.47
Non-core acquired loans - contractual	21,891	399	7.23	35,120	553	6.25
Non-core acquired loans - incremental accretion		535	9.70		1,556	17.57
Total loans	4,252,525	55,503	5.18	3,939,756	48,258	4.86
Taxable investments in debt and equity securities	715,846	4,805	2.66	667,520	3,981	2.37
Non-taxable investments in debt and equity securities (2)	39,283	349	3.52	43,537	475	4.33
Short-term investments	64,919	306	1.87	61,859	173	1.11
Total securities and short-term investments	820,048	5,460	2.64	772,916	4,629	2.38
Total interest-earning assets	5,072,573	60,963	4.77	4,712,672	52,887	4.45
Noninterest-earning assets:
Cash and due from banks	88,924			76,661
Other assets	354,788			348,100
Allowance for loan losses	(44,781)			(41,939)
Total assets	$5,471,504			$5,095,494

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$758,621	$799	0.42%	$805,073	$523	0.26%
Money market accounts	1,523,822	5,423	1.41	1,314,274	2,410	0.73
Savings	208,057	157	0.30	200,394	125	0.25
Certificates of deposit	678,214	2,878	1.68	580,951	1,493	1.02
Total interest-bearing deposits	3,168,714	9,257	1.16	2,900,692	4,551	0.62
Subordinated debentures	118,134	1,483	4.98	118,086	1,316	4.42
FHLB advances	311,522	1,729	2.20	249,462	832	1.31
Other borrowed funds	160,151	195	0.48	206,533	144	0.28
Total interest-bearing liabilities	3,758,521	12,664	1.34	3,474,773	6,843	0.78
Noninterest bearing liabilities:
Demand deposits	1,086,809			1,031,346
Other liabilities	39,409			35,662
Total liabilities	4,884,739			4,541,781
Shareholders' equity	586,765			553,713
Total liabilities & shareholders' equity	$5,471,504			$5,095,494
Net interest income		$48,299			$46,044
Net interest spread			3.43%			3.67%
Net interest margin			3.78%			3.88%
Core net interest margin (3)			3.74%			3.75%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.0 million and $0.9 million for the three months ended September 30, 2018 and 2017 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% and 38.0% tax rate in 2018 and 2017, respectively. The tax-equivalent adjustments were $0.2 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

	Nine months ended September 30,
	2018			2017
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$4,144,319	$154,760	4.99%	$3,713,188	$127,046	4.57%
Tax-exempt portfolio loans (2)	35,561	1,446	5.44	41,703	1,998	6.41
Non-core acquired loans - contractual	25,705	1,342	6.98	37,043	1,753	6.33
Non-core acquired loans - incremental accretion		1,592	8.28		5,215	18.82
Total loans	4,205,585	159,140	5.06	3,791,934	136,012	4.80
Taxable investments in debt and equity securities	705,894	13,426	2.54	624,126	10,976	2.35
Non-taxable investments in debt and equity securities (2)	40,576	1,084	3.57	48,165	1,588	4.41
Short-term investments	63,416	777	1.64	75,125	537	0.96
Total securities and short-term investments	809,886	15,287	2.52	747,416	13,101	2.34
Total interest-earning assets	5,015,471	174,427	4.65	4,539,350	149,113	4.39
Noninterest-earning assets:
Cash and due from banks	88,763			76,086
Other assets	349,827			325,808
Allowance for loan losses	(44,657)			(43,901)
Total assets	$5,409,404			$4,897,343

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$814,679	$2,422	0.40%	$786,945	$1,721	0.29%
Money market accounts	1,470,177	13,221	1.20	1,272,939	5,841	0.61
Savings	206,213	429	0.28	185,218	332	0.24
Certificates of deposit	638,889	7,115	1.49	576,906	4,081	0.95
Total interest-bearing deposits	3,129,958	23,187	0.99	2,822,008	11,975	0.57
Subordinated debentures	118,123	4,305	4.87	116,239	3,768	4.33
FHLB advances	302,937	4,435	1.96	192,662	1,684	1.17
Other borrowed funds	178,245	561	0.42	228,514	423	0.25
Total interest-bearing liabilities	3,729,263	32,488	1.16	3,359,423	17,850	0.71
Noninterest bearing liabilities:
Demand deposits	1,073,903			982,788
Other liabilities	36,323			30,809
Total liabilities	4,839,489			4,373,020
Shareholders' equity	569,915			524,323
Total liabilities & shareholders' equity	$5,409,404			$4,897,343
Net interest income		$141,939			$131,263
Net interest spread			3.49%			3.68%
Net interest margin			3.78%			3.87%
Core net interest margin (3)			3.74%			3.71%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $2.9 million and $2.5 million for the nine months ended September 30, 2018 and 2017 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% and 38.0% tax rate in 2018 and 2017, respectively. The tax-equivalent adjustments were $0.6 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2018 compared to 2017
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$4,067	$4,493	$8,560	$15,506	$12,208	$27,714
Tax-exempt portfolio loans (3)	(58)	(82)	(140)	(272)	(280)	(552)
Non-core acquired loans	(664)	(511)	(1,175)	(1,766)	(2,268)	(4,034)
Taxable investments in debt and equity securities	306	518	824	1,510	940	2,450
Non-taxable investments in debt and equity securities (3)	(43)	(83)	(126)	(229)	(275)	(504)
Short-term investments	9	124	133	(95)	335	240
Total interest-earning assets	$3,617	$4,459	$8,076	$14,654	$10,660	$25,314

Interest paid on:
Interest-bearing transaction accounts	$(32)	$308	$276	$63	$638	$701
Money market accounts	441	2,572	3,013	1,026	6,354	7,380
Savings	5	27	32	41	56	97
Certificates of deposit	285	1,100	1,385	478	2,556	3,034
Subordinated debentures	1	166	167	62	475	537
FHLB advances	240	657	897	1,262	1,489	2,751
Borrowed funds	(38)	89	51	(109)	247	138
Total interest-bearing liabilities	902	4,919	5,821	2,823	11,815	14,638
Net interest income	$2,715	$(460)	$2,255	$11,831	$(1,155)	$10,676
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

Net interest income (on a tax equivalent basis) was $48.3 million for the three months ended September 30, 2018, compared to $46.0 million for the same period of 2017, an increase of $2.3 million, or 5%. The tax-equivalent net interest margin was 3.78% for the third quarter of 2018, compared to 3.88% in the third quarter of 2017. Portfolio loan growth and higher rates supported the $8.1 million increase in interest income over the prior year period. The yield on taxable portfolio loans increased 44 basis points from the prior year period to 5.11% for the three months ended September 30, 2018, due to increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans. The run-off of higher yielding non-core acquired loans continues to negatively impact net interest margin and resulted in a $1.2 million decrease in interest income for the three months ended September 30, 2018 compared to the prior year period.

Net interest income (on a tax equivalent basis) was $141.9 million for the nine months ended September 30, 2018, compared to $131.3 million for the same period of 2017, an increase of $10.7 million, or 8%. The tax-equivalent net interest margin was 3.78% for the nine months ended September 30, 2018, compared to 3.87% for the prior year period. The decrease in net interest margin was primarily due to a decline in contributions from non-core acquired assets. The increase in net interest income was primarily due to increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans.

Core net interest margin1 expanded three basis points from the prior year to 3.74% for the nine months ended September 30, 2018, primarily due to loan growth improving the earning asset mix, combined with an increased yield on portfolio loans out-pacing the increase to borrowing costs. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend and attract new core deposit relationships. The Company continues to manage its balance sheet to grow core net interest income and expects to maintain core net interest margin over the coming quarters as growth in loan yields balance rising deposit prices. However, pressure on funding costs could hinder the expected trends in core net interest margin.

Non-Core Acquired Assets Contribution
The following table illustrates the non-core contribution of non-core acquired loans and related assets for the periods indicated.

	For the Three Months ended		For the Nine Months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Accelerated cash flows and other incremental accretion	$535	$1,556	$1,592	$5,215
Provision reversal for non-core acquired loan losses	69	—	2,064	355
Other income	7	—	1,038	—
Less: Other expenses (credits)	12	19	(203)	126
Non-core acquired assets income before income tax expense	$599	$1,537	$4,897	$5,444

Accelerated cash flows and other incremental accretion consists of the interest income on non-core acquired loans in excess of contractual interest on the loans. The contractual amount of interest is included in the Company's core results. At September 30, 2018, the remaining accretable yield on the remaining non-core acquired portfolio was estimated to be $9 million and the non-accretable difference was approximately $10 million. Accelerated cash flows and other incremental accretion from these loans was $1.6 million for the nine months ended September 30, 2018, and $5.2 million for the same period in 2017. The Company estimates income from accelerated cash flows and other incremental accretion to be between $2 million and $3 million in total for 2018 and 2019.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended September 30,
(in thousands)	2018	2017	Increase (decrease)
Service charges on deposit accounts	$2,997	$2,820	$177	6%
Wealth management revenue	2,012	2,062	(50)	(2)%
Card services revenue	1,760	1,459	301	21%
Gain on state tax credits, net	192	77	115	149%
Gain on sale of other real estate - core	13	—	13	—%
Miscellaneous income - core	1,429	1,932	(503)	(26)%
Core noninterest income (1)	8,403	8,350	53	1%
Gain on sale of investment securities	—	22	(22)	(100)%
Other income from non-core acquired assets	7	—	7	NM
Total noninterest income	$8,410	$8,372	$38	—%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Nine months ended September 30,
(in thousands)	2018	2017	Increase (decrease)
Service charges on deposit accounts	$8,855	$8,146	$709	9%
Wealth management revenue	6,267	5,949	318	5%
Card services revenue	4,926	3,888	1,038	27%
Gain on state tax credits, net	508	332	176	53%
Gain on sale of other real estate	13	17	(4)	(24)%
Miscellaneous income - core	5,380	4,928	452	9%
Core noninterest income (1)	25,949	23,260	2,689	12%
Gain on sale of investment securities	9	22	(13)	(59)%
Other income from non-core acquired assets	1,038	—	1,038	NM
Other	649	—	649	NM
Total noninterest income	$27,645	$23,282	$4,363	19%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest income increased $4.4 million, or 19% in the first nine months of 2018 compared to the first nine months of 2017. During the nine months ended September 30, 2018, the Company received a gain of $0.6 million from the sale of an equity partnership, and a $1.0 million gain from non-core acquired assets. Core noninterest income1 grew 12% in the first nine months of 2018. The improvement over the prior year period was primarily due to increases on deposit service charges and card services along with death benefit proceeds on an insurance policy.

The Company expects growth in core fee income of a high single digit percentage for 2019 over 2018 levels.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended September 30,
(in thousands)	2018	2017	Increase (decrease)
Core expenses (1):
Employee compensation and benefits	$16,297	$15,090	$1,207	8%
Occupancy	2,394	2,434	(40)	(2)%
Data processing	1,634	1,389	245	18%
FDIC and other insurance	845	731	114	16%
Professional fees	1,023	920	103	11%
Loan, legal and other real estate expense	310	567	(257)	(45)%
Other	6,725	5,939	786	13%
Core noninterest expense (1)	29,228	27,070	2,158	8%
Merger related expenses	—	315	(315)	(100)%
Other non-core	682	—	682	—%
Other expenses related to non-core acquired loans	12	19	(7)	(37)%
Total noninterest expense	$29,922	$27,404	$2,518	9%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

	Nine months ended September 30,
(in thousands)	2018	2017	Increase (decrease)
Core expenses (1):
Employee compensation and benefits	$49,370	$46,096	$3,274	7%
Occupancy	7,142	6,628	514	8%
Data processing	4,634	4,828	(194)	(4)%
FDIC and other insurance	2,682	2,356	326	14%
Professional fees	2,619	2,833	(214)	(8)%
Loan, legal and other real estate expense	800	1,418	(618)	(44)%
Other	20,319	15,655	4,664	30%
Core noninterest expense (1)	87,566	79,814	7,752	10%
Merger related expenses	—	6,462	(6,462)	(100)%
Other non-core	921	389	532	137%
Other expenses related to non-core acquired loans	(203)	126	(329)	(261)%
Total noninterest expense	$88,284	$86,791	$1,493	2%
(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expense was $88.3 million for the nine months ended September 30, 2018, compared to $86.8 million for the nine months ended September 30, 2017. The current year period includes a $0.7 million non-recurring excise tax expense which was offset by lower income tax expenses discussed below. Noninterest expenses for the 2017 period included $6.5 million of merger related expenses. Core noninterest expenses1 increased $7.8 million to $87.6 million for the nine months ended September 30, 2018, from $79.8 million for the prior year period. Core expenses1 increased over the prior year period due to increases in employee compensation and benefits from investments in revenue producing personnel and $2.0 million of tax credit amortization.

The Company's core efficiency ratio1 improved to 52.9% for the nine months ended September 30, 2018, compared to 54.0% for the prior year period, and reflects continuing efforts to leverage its expense base. The Company expects to continue to invest in revenue producing associates and other infrastructure that supports additional growth. These investments are expected to result in expense growth, at a rate of 35% - 45% of projected revenue growth for 2019, resulting in continued improvements to the Company's efficiency ratio.

Income Taxes

The Company's income tax expense for the three months ended September 30, 2018, which includes both federal and state taxes, was $1.8 million compared to $7.9 million for the same period in 2017. During the current quarter, the Company finalized its 2017 corporate income tax returns. Tax planning activities associated with the excise tax discussed above, reduced income tax expense by $2.7 million. For the nine months ended September 30, 2018, income tax expense totaled $10.5 million compared to $18.5 million for the prior year period.

The Company's effective tax rate was 13.7% for the nine months ended September 30, 2018 compared to 31.3% for the same period in 2017 due to the impact of federal income tax reform, which includes finalizing the Company's 2017 tax returns.

The Company expects its effective tax rate for the remainder of 2018 and 2019 to be approximately 18% - 20%.

Summary Balance Sheet

(in thousands)	September 30, 2018	December 31, 2017	Increase (decrease)
Total cash and cash equivalents	$156,065	$153,323	$2,742	1.8%
Securities	737,459	715,131	22,328	3.1%
Portfolio loans	4,249,758	4,066,659	183,099	4.5%
Non-core acquired loans	17,672	30,391	(12,719)	(41.9)%
Total assets	5,517,539	5,289,225	228,314	4.3%
Deposits	4,210,476	4,156,414	54,062	1.3%
Total liabilities	4,930,702	4,740,652	190,050	4.0%
Total shareholders' equity	586,837	548,573	38,264	7.0%

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

The following table summarizes the composition of the Company's loan portfolio:

(in thousands)	September 30, 2018	December 31, 2017	Increase (decrease)
Commercial and industrial	$2,033,278	$1,919,145	$114,133	5.9%
Commercial real estate - investor owned	846,607	769,275	77,332	10.1%
Commercial real estate - owner occupied	596,481	554,589	41,892	7.6%
Construction and land development	329,288	345,209	(15,921)	(4.6)%
Residential real estate	309,414	342,518	(33,104)	(9.7)%
Consumer and other	134,690	135,923	(1,233)	(0.9)%
Portfolio loans	4,249,758	4,066,659	183,099	4.5%
Non-core acquired loans	17,672	30,391	(12,719)	(41.9)%
Total loans	$4,267,430	$4,097,050	$170,380	4.2%

Portfolio loans grew by $183.1 million to $4.2 billion at September 30, 2018, when compared to December 31, 2017. Non-core acquired loans totaled $17.7 million at September 30, 2018, a decrease of $12.7 million, or 42%, from December 31, 2017, primarily as a result of principal paydowns and accelerated loan payoffs.

The following table illustrates portfolio loan growth with selected specialized lending detail:

	At the quarter ended
(in thousands)	September 30, 2018	December 31, 2017	Increase (decrease)
C&I - general	$967,525	$936,588	$30,937	3.3%
CRE investor owned - general	841,309	801,156	40,153	5.0%
CRE owner occupied - general	480,106	468,151	11,955	2.6%
Enterprise value lending[1]	442,439	407,644	34,795	8.5%
Life insurance premium financing[1]	378,826	364,876	13,950	3.8%
Residential real estate - general	309,053	342,140	(33,087)	(9.7)%
Construction and land development - general	309,879	294,123	15,756	5.4%
Tax credits[1]	256,666	234,835	21,831	9.3%
Agriculture[1]	137,761	91,031	46,730	51.3%
Consumer and other - general	126,194	126,115	79	0.1%
Portfolio loans	$4,249,758	$4,066,659	$183,099	4.5%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or consumer and other loans.

Specialized lending products, especially Enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans, and have contributed significantly to the Company's loan growth. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our traditional three markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loans increased $114 million during the first nine months of 2018 and represented 48% of the Company's loan portfolio at September 30, 2018. We expect continued total portfolio loan growth in 2018 and 2019 to be a high single digit percentage.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Allowance at beginning of period, for portfolio loans	$42,007	$36,673	$38,166	$37,565
Loans charged off:
Commercial and industrial	(2,405)	(613)	(4,093)	(6,781)
Real estate:
Commercial	(22)	(45)	(22)	(90)
Construction and land development	—	—	—	(5)
Residential	(122)	(503)	(414)	(777)
Consumer and other	(46)	(75)	(128)	(143)
Total loans charged off	(2,595)	(1,236)	(4,657)	(7,796)
Recoveries of loans previously charged off:
Commercial and industrial	2	205	1,076	342
Real estate:
Commercial	12	18	37	219
Construction and land development	21	25	395	83
Residential	88	172	220	259
Consumer and other	25	13	67	42
Total recoveries of loans	148	433	1,795	945
Net loan charge-offs	(2,447)	(803)	(2,862)	(6,851)
Provision for loan losses	2,332	2,422	6,588	7,578
Allowance at end of period, for portfolio loans (1)	$41,892	$38,292	$41,892	$38,292

Allowance at beginning of period, for purchased credit impaired loans	$2,363	$5,126	$4,411	$5,844
Loans charged off	—	(175)	—	(223)
Recoveries of loans	—	—	—	—
Other	—	(52)	(53)	(367)
Net loan charge-offs	—	(227)	(53)	(590)
Provision reversal for purchased credit impaired loan losses	(69)	—	(2,064)	(355)
Allowance at end of period, for purchased credit impaired loans	$2,294	$4,899	$2,294	$4,899

Total allowance at end of period	$44,186	$43,191	$44,186	$43,191

Portfolio loans, average	$4,230,090	$3,904,636	$4,178,900	$3,754,891
Portfolio loans, ending (1)	4,218,341	3,948,676	4,218,341	3,948,676
Net charge-offs to average portfolio loans (1)	0.23%	0.08%	0.09%	0.24%
Allowance for portfolio loan losses to loans (1)	0.99%	0.97%	0.99%	0.97%

(1) Excludes PCI loans.

The provision for loan losses on portfolio loans for the nine months ended September 30, 2018 was $6.6 million, compared to $7.6 million for same period in 2017. The provision is reflective of growth in portfolio loan balances, and maintaining a prudent credit risk posture.

The allowance for loan losses on portfolio loans was 0.99% of portfolio loans at September 30, 2018, compared to 0.97% at September 30, 2017. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Non-accrual loans	$14,935	$14,968	$8,264
Loans past due 90 days or more and still accruing interest	1,289	—	—
Restructured loans	820	719	721
Total nonperforming loans (1)	17,044	15,687	8,985
Other real estate	408	498	491
Total nonperforming assets (1)	$17,452	$16,185	$9,476

Total assets	$5,517,539	$5,289,225	$5,231,488
Portfolio loans (1)	4,218,341	4,022,896	3,948,676
Portfolio loans plus other real estate (1)	4,218,749	4,023,394	3,949,167
Nonperforming loans to portfolio loans (1)	0.40%	0.39%	0.23%
Nonperforming assets to total loans plus other real estate (1)	0.41	0.40	0.24
Nonperforming assets to total assets (1)	0.32	0.31	0.18
Allowance for loans to nonperforming loans (1)	246%	243%	426%

(1) Excludes PCI loans, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis as the pools are considered to be performing. See Item 1, Note 4 – Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Commercial and industrial	$12,197	$12,665	$7,451
Commercial real estate	2,058	909	544
Construction and land development	—	136	322
Residential real estate	2,477	1,602	—
Consumer and other	312	375	668
Total	$17,044	$15,687	$8,985

The following table summarizes the changes in nonperforming loans:

	Nine months ended September 30,
(in thousands)	2018	2017
Nonperforming loans beginning of period	$15,687	$14,905
Additions to nonaccrual loans	6,966	8,680
Additions to restructured loans	274	676
Charge-offs	(4,546)	(7,678)
Other principal reductions	(2,426)	(7,315)
Moved to other real estate	(200)	(283)
Loans past due 90 days or more and still accruing interest	1,289	—
Nonperforming loans end of period	$17,044	$8,985

Other real estate
Other real estate was $0.4 million at September 30, 2018 compared to $0.5 million at September 30, 2017.

The following table summarizes the changes in other real estate:

	Nine months ended September 30,
(in thousands)	2018	2017
Other real estate beginning of period	$498	$980
Additions and expenses capitalized to prepare property for sale	408	383
Additions from acquisition	—	1,680
Writedowns in value	(44)	(56)
Sales	(454)	(2,496)
Other real estate end of period	$408	$491

Writedowns in fair value are recorded in loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $4.9 billion at September 30, 2018, compared to $4.7 billion at December 31, 2017. The increase in liabilities was due to $54 million of growth in total deposits and a $228 million increase in Federal Home Loan Bank advances, partially offset by a decrease of $92 million in other borrowings.

Deposits

(in thousands)	September 30, 2018	December 31, 2017	Increase (decrease)
Demand deposits	$1,062,126	$1,123,907	$(61,781)	(5.5)%
Interest-bearing transaction accounts	743,351	915,653	(172,302)	(18.8)%
Money market accounts	1,523,416	1,342,931	180,485	13.4%
Savings	207,346	195,150	12,196	6.2%
Certificates of deposit:
Brokered	202,323	115,306	87,017	75.5%
Other	471,914	463,467	8,447	1.8%
Total deposits	$4,210,476	$4,156,414	$54,062	1.3%

Non-time deposits / total deposits	84%	86%
Demand deposits / total deposits	25%	27%

Total deposits at September 30, 2018 were $4.2 billion, an increase of 1%, from December 31, 2017, primarily from increases in money market accounts and brokered certificates of deposit. The composition of our noninterest bearing deposits remained relatively stable at 25% of total deposits at September 30, 2018 compared to 27% at December 31, 2017.

Shareholders' Equity

Shareholders' equity totaled $586.8 million at September 30, 2018, an increase of $38.3 million from December 31, 2017. Significant activity during the nine months ended September 30, 2018 was as follows:

•	Net income of $65.7 million,

•	decrease in fair value of securities of $12.0 million,

•	issuance under equity compensation plans of $3.3 million,

•	dividends paid on common shares of $7.9 million, and

•	repurchase of 135,922 shares at an average price of $50.32 per share, or approximately $6.8 million in the aggregate, pursuant to the publicly announced program.

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). $22.5 million in dividends has been paid to the parent company from the Bank in 2018. Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments.

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

The Company has a senior unsecured revolving credit agreement (the "Revolving Agreement") with another bank allowing for borrowings up to $20 million which is renewed through February 2019. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of September 30, 2018, there were no outstanding balances under the Revolving Agreement.

As of September 30, 2018, the Company had $69.2 million of outstanding subordinated debentures as part of ten Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $16.5 million, along with the Company's other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2018.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2018, the Bank had borrowing capacity of $266.2 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1.1 billion available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $95.0 million, and $79.0 million of unsecured credit through the American Financial Exchange.

Investment securities are another important tool to the Bank's liquidity objectives. Total securities available for sale of $670.3 million at September 30, 2018, included $352.4 million of securities that were pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $317.9 million could be pledged or sold to enhance liquidity, if necessary. In addition, $51.5 million of unpledged held to maturity securities could also be pledged for liquidity purposes.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the

Company's liquidity. The Bank has $1.4 billion in unused commitments as of September 30, 2018. While this commitment level would exhaust the majority of the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of September 30, 2018, and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2018. The Company adopted the Regulatory Capital Framework (Basel III) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Bank's various capital ratios at the dates indicated:

(in thousands)	September 30, 2018	December 31, 2017	Well Capitalized Minimum %
Total capital to risk-weighted assets	11.09%	10.46%	10.00%
Tier 1 capital to risk-weighted assets	12.00%	11.36%	8.00%
Common equity tier 1 capital to risk-weighted assets	11.09%	10.46%	6.50%
Leverage ratio (Tier 1 capital to average assets)	10.27%	9.68%	5.00%
Tier 1 capital	$548,712	$503,312
Total risk-based capital	593,322	546,314

The following table summarizes the Company's various capital ratios at the dates indicated:

(in thousands)	September 30, 2018	December 31, 2017	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.94%	12.21%	N/A
Tier 1 capital to risk-weighted assets	11.03%	10.29%	N/A
Common equity tier 1 capital to risk-weighted assets	9.66%	8.88%	N/A
Leverage ratio (Tier 1 capital to average assets)	10.20%	9.72%	N/A
Tangible common equity to tangible assets[1]	8.54%	8.14%	N/A
Tier 1 capital	$546,891	$496,045
Total risk-based capital	641,502	589,047

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

Core Performance Measures

	For the Three Months ended			For the Nine Months ended
(in thousands)	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net interest income	$48,093	$47,048	$45,625	$141,312	$129,900
Less: Incremental accretion income	535	291	1,556	1,592	5,215
Core net interest income	47,558	46,757	44,069	139,720	124,685

Total noninterest income	8,410	9,693	8,372	27,645	23,282
Less: Gain on sale of investment securities	—	—	22	9	22
Less: Other income from non-core acquired assets	7	18	—	1,038	—
Less: Other non-core income	—	649	—	649	—
Core noninterest income	8,403	9,026	8,350	25,949	23,260

Total core revenue	55,961	55,783	52,419	165,669	147,945

Provision for portfolio loans	2,332	2,385	2,422	6,588	7,578

Total noninterest expense	29,922	29,219	27,404	88,284	86,791
Less: Other expenses related to non-core acquired loans	12	(229)	19	(203)	126
Less: Merger related expenses	—	—	315	—	6,462
Less: Facilities disposal charge	—	239	—	239	389
Less: Non-recurring excise tax[2]	682	—	—	682	—
Core noninterest expense	29,228	29,209	27,070	87,566	79,814

Core income before income tax expense	24,401	24,189	22,927	71,515	60,553

Total income tax expense	1,802	4,881	7,856	10,461	18,507
Less: Other non-core income tax expense[1,2]	(2,570)	736	465	(1,396)	(129)
Core income tax expense	4,372	4,145	7,391	11,857	18,636
Core net income	$20,029	$20,044	$15,536	$59,658	$41,917

Core diluted earnings per share	$0.86	$0.86	$0.66	$2.56	$1.81
Core return on average assets	1.45%	1.48%	1.21%	1.47%	1.14%
Core return on average common equity	13.54%	14.14%	11.13%	14.00%	10.69%
Core return on average tangible common equity	17.28%	18.22%	14.50%	18.03%	13.66%
Core efficiency ratio	52.23%	52.36%	51.64%	52.86%	53.95%

[1]Other non-core income tax expense calculated at 24.7% of non-core pretax income for 2018. For 2017, the calculation is 38.0% of non-core pretax income plus an estimate of taxes payable related to non-deductible JCB acquisition costs.

[2]Income tax for the quarter ended September 30, 2018, includes a $2.7 million income tax planning benefit, associated with the excise tax expense, recognized upon finalization of the Company's 2017 tax returns.

Net Interest Margin to Core Net Interest Margin (fully tax equivalent)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net interest income	$48,299	$46,047	$141,939	$131,290
Less: Incremental accretion income	535	1,556	1,592	5,215
Core net interest income	$47,764	$44,491	$140,347	$126,075

Average earning assets	$5,072,573	$4,712,672	$5,015,471	$4,539,350
Reported net interest margin	3.78%	3.88%	3.78%	3.87%
Core net interest margin	3.74%	3.75%	3.74%	3.71%

Tangible common equity ratio

(in thousands)	September 30, 2018	December 31, 2017
Total shareholders' equity	$586,837	$548,573
Less: Goodwill	117,345	117,345
Less: Intangible assets	9,148	11,056
Tangible common equity	$460,344	$420,172

Total assets	$5,517,539	$5,289,225
Less: Goodwill	117,345	117,345
Less: Intangible assets	9,148	11,056
Tangible assets	$5,391,046	$5,160,824

Tangible common equity to tangible assets	8.54%	8.14%

Regulatory Capital to Risk-Weighted Assets

(in thousands)	September 30, 2018	December 31, 2017
Total shareholders' equity	$586,837	$548,573
Less: Goodwill	117,345	117,345
Less: Intangible assets, net of deferred tax liabilities	6,888	6,661
Plus: Unrealized gains (losses)	(16,627)	(3,818)
Plus: Other	—	12
Common equity Tier 1 capital	479,231	428,397
Plus: Qualifying trust preferred securities	67,600	67,600
Plus: Other	60	48
Tier 1 capital	546,891	496,045
Plus: Tier 2 capital	94,611	93,002
Total risk-based capital	641,502	589,047

Total risk-weighted assets determined in accordance with prescribed regulatory requirements	$4,958,999	$4,822,695

Common equity tier 1 to risk-weighted assets	9.66%	8.88%
Tier 1 capital to risk-weighted assets	11.03%	10.29%
Total risk-based capital to risk-weighted assets	12.94%	12.21%

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	5.2%
+ 200 bp	3.5%
+ 100 bp	1.8%
- 100 bp	(2.7)%

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2018. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information on repurchases by the Company of its common stock, pursuant to its stock repurchase program, in each month of the quarter ended September 30, 2018.

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2018 through July 31, 2018	—	—	—	1,319,412
August 1, 2018 through August 31, 2018	—	—	—	1,319,412
September 1, 2018 through September 30, 2018	71,007	53.26	71,007	1,248,405
Total	71,007	$53.26	71,007	1,248,405

(a) In May 2015, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. The timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None
ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5: OTHER INFORMATION

None

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at September 30, 2018 and December 31, 2017; (ii) Consolidated Statement of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Financial Statements.

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of October 26, 2018.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer