Form 10-K
period 2018-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2019-02-22
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-15373

 ENTERPRISE FINANCIAL SERVICES CORP
(Exact name of registrant as specified in its charter)

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec Avenue, Clayton, MO 63105
Telephone: (314) 725-5500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $1,226,174,000 based on the closing price of the common stock of $53.95 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) as reported by the NASDAQ Global Select Market.
As of February 20, 2019, the Registrant had 22,875,876 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ENTERPRISE FINANCIAL SERVICES CORP
2018 ANNUAL REPORT ON FORM 10-K

PART 1

Forward-Looking Information
Some of the information in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, and statements about future performance, operations, products and services. The ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: the ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis and expectations only as of the date of such statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend, and undertakes no obligation, to publicly revise or update forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by federal securities law. You should understand that it is not possible to predict or identify all risk factors. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on the Company’s website at www.enterprisebank.com under “Investor Relations.”

ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (the “Company,” “Enterprise,” “we,” “us,” or “our”), a Delaware corporation, is a financial holding company headquartered in Clayton, Missouri incorporated in December 1994. We are the holding company for Enterprise Bank & Trust (the “Bank”), a full-service financial institution offering banking and wealth management services to individuals and corporate customers primarily located in the St. Louis, Kansas City, and Phoenix metropolitan markets. Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri 63105, and our telephone number is (314) 725-5500.

Available Information
Various reports provided to the Securities and Exchange Commission (the “SEC”), including our annual reports, quarterly reports, current reports, proxy statements, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.enterprisebank.com under the “Investor Relations” link. These reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC’s website at www.sec.gov.

Business Strategy
Our stated mission is “Guiding people to a lifetime of financial success.” We have established an accompanying corporate vision, “To be a company where our associates are proud, our customers find easy to navigate, our investors value and our communities flourish.” These tenets are fundamental to our business strategies and operations.

Our business strategy is to generate shareholder returns by providing comprehensive financial services primarily to privately-held businesses, their owner families, and other success-minded individuals. The Company has one segment for purposes of its financial reporting.

The Company offers a broad range of business and personal banking services, including wealth management services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. Tax credit brokerage activities consist of the acquisition of Federal and State tax credits and the sale of these tax credits to clients. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”), provides financial planning, estate planning, investment management, and trust services to businesses, individuals, institutions, retirement plans, and non-profit organizations.

Key components of our strategy include a focused and relationship-oriented distribution and sales approach, with an emphasis on growing fee income and niche businesses, while maintaining prudent credit and interest rate risk management, appropriate supporting technology, and controlled expense growth.

Building long-term client relationships - Our growth strategy is first and foremost client relationship driven. We continuously seek to add clients who fit our target market of businesses, business owners, professionals, and associated relationships. Those relationships are maintained, cultivated, and expanded over time by trained, experienced banking officers and other professionals. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing or other deposit sources, including advances from Federal Home Loan Bank of Des Moines (the “FHLB”), and brokered certificates of deposits.

Specialized lending and product niches - We have focused our lending activities in specialty markets where we believe our expertise and experience as a commercial lender provides advantages over other competitors. In addition, we have developed expertise in certain product niches. These specialty niche activities focus on the following areas:

•
Enterprise Value Lending/Senior Debt Financing. We support mid-market company mergers and acquisitions in many domestic markets. We market directly to targeted private equity firms, principally Small Business Investment Companies (“SBICs”), and provide primarily senior debt financing to portfolio companies.

•
Life Insurance Premium Finance. We specialize in financing whole life insurance premiums utilized in high net worth estate planning, through relationships with boutique estate planners throughout the United States.

•
Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the U.S. Department of the Treasury Community Development Financial Institution (“CDFI”) New Markets Tax Credit Program. In prior years, we were selected to distribute New Markets Tax Credits, and we continue to participate in the application process, as well as serve as a secured lender to other allocatees.

•
Tax Credit Brokerage. We acquire 10-year streams of Missouri state tax credits from affordable housing development funds and sell the tax credits to clients and other individuals for tax planning purposes. We also have a minority ownership in a partnership that acquires, invests and sells, state low income housing tax credits. We lend the partnership money with 6 - 12 year terms and receive interest income and partnership income when projects close and when credits are sold.

•	Agriculture. We engage in lending to agricultural businesses, including farms, for both real estate loans and operational loans principally in Missouri, Illinois, and Kansas.

•
Enterprise Aircraft Finance. In 2016, we acquired a unit specializing in financing and leasing solutions for the acquisition of owner-operator fixed and rotor wing aircraft. We understand the unique complexities of financing private aircraft, allowing us to tailor a loan structure to meet even the most demanding aircraft leasing and lending requirements.

Fee income business - We offer a broad range of Treasury Management products and services that benefit businesses ranging from large national clients to local merchants. Customized solutions and special product bundles are available to clients of all sizes. In response to ever increasing needs for data/information security and functional efficiency, we continue to offer robust cash management systems that employ mobile technology and fraud detection/mitigation services. Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals, and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with our long-term relationship strategy. Our card services include debit cards, credit cards, and merchant services. We also offer international banking, and tax credit businesses that generate fee income.

Capitalizing on technology - Our client technology product offerings include, but are not limited to, internet banking, mobile banking, cash management products, remote deposit capture, positive pay services, fraud detection and prevention, automated payables, check image, and statement and document imaging. Additional service offerings currently supported by the Bank include controlled disbursements, repurchase agreements, and sweep investment accounts. Our cash management suite of products blends technology and personal service, which we believe often creates a competitive advantage over our competition. Technology products are also extensively utilized within the organization by associates in all lines of business including operations and support, customer service, and financial reporting for internal management purposes and for external compliance.

Maintaining asset quality - We monitor asset quality through formal, ongoing, multiple-level reviews of loans in each market and specialized lending niche. These reviews are overseen by the Bank’s credit administration department. In addition, the loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the Credit Committee of the Bank’s Board of Directors.

Expense management - We manage expenses carefully through detailed budgeting and expense approval processes. We measure the “efficiency ratio” as a benchmark for improvement. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income).

Acquisitions and Divestitures

On November 1, 2018, the Company and the Bank entered into a definitive agreement with Trinity Capital Corporation (“Trinity”) and its wholly-owned bank subsidiary, Los Alamos National Bank (“LANB”), pursuant to which the Company will acquire Trinity and LANB. Pursuant to the terms of the definitive agreement, upon consummation of the proposed transaction, Trinity shareholders will receive 0.1972 shares of the Company’s common stock and $1.84 in cash for each share of Trinity common stock they hold. Headquartered in Los Alamos, New Mexico, Trinity recorded approximately $1.2 billion in total assets as of December 31, 2018 and serves businesses and residents in Northern New Mexico and the Albuquerque metro area through its six full-service locations. The proposed transaction has been approved by the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve Bank of St. Louis, and the Missouri Division of Finance. The closing of the proposed transaction, which is anticipated to occur during the first quarter of 2019, remains subject to the approval of Trinity’s shareholders and the satisfaction or waiver, as applicable, of all closing conditions.

On February 10, 2017, the Company closed its acquisition of Jefferson County Bancshares, Inc. (“JCB”). JCB merged with and into the Company, and Eagle Bank and Trust Company of Missouri, JCB’s wholly-owned subsidiary bank, merged with and into the Bank. As part of the acquisition, approximately 3.3 million shares of the Company’s common stock were issued and approximately $29.3 million in cash was paid to JCB shareholders and holders of JCB stock options, for total transaction value of approximately $171 million. The conversion of JCB’s core systems was completed late in the second quarter of 2017.

Between December 2009 and August 2011, the Bank entered into four agreements with the FDIC to acquire certain assets and assume certain liabilities of four failed banks: Valley Capital Bank, Home National Bank, Legacy Bank, and The First National Bank of Olathe. In conjunction with each of these transactions, the Bank entered into loss share agreements with the FDIC, all of which were terminated before or during 2015. Since the termination of these loss share agreements, the Bank has fully recognized recoveries, losses, and expenses related to the assets formerly covered by the agreements, and the FDIC no longer shares in those amounts.

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

Market Areas and Approach to Geographic Expansion
We operate in the St. Louis, Kansas City, and Phoenix metropolitan areas and expect to expand to northern New Mexico upon consummation of our pending acquisition of Trinity and LANB. The Company, as part of its expansion effort, plans to continue its strategy of operating branches with larger average deposits, and employing experienced staff who are compensated based on performance and customer service.

St. Louis - As of December 31, 2018, we operated 19 banking facilities and three limited service facilities in the St. Louis metropolitan area. We are ranked 4th in deposit market share in the St. Louis metropolitan statistical area. The St. Louis market enjoys a stable, diverse economic base, and is ranked the 21st largest metropolitan statistical area in the United States. It is an attractive market with nearly 132,000 privately held businesses and more than 68,000 households with investable assets of $1.0 million or more.

Kansas City - We operated in seven banking facilities in the Kansas City market as of December 31, 2018. We are ranked 17th in deposit market share in the Kansas City metropolitan statistical area. Kansas City is an attractive private company market with over 104,000 privately held businesses and more than 49,000 households with investable assets of $1.0 million or more. It is the 30th largest metropolitan statistical area in the U.S.

Phoenix - We operated two banking facilities in the Phoenix metropolitan area as of December 31, 2018. We are ranked 29th in deposit market share in the Phoenix metropolitan statistical area. Phoenix is the nation’s 11th largest metropolitan statistical area, and has more than 232,000 privately held businesses and more than 96,000 households with investable assets over $1.0 million. We believe Phoenix is a dynamic growth market and offers attractive prospects for our business.

New Mexico - Upon consummation of our pending acquisition of Trinity and LANB, we will expand our operations to northern New Mexico. Headquartered in Los Alamos, New Mexico, Trinity serves businesses and residents in northern New Mexico and the Albuquerque metropolitan area through its six full-service locations.

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by multiple large financial and bank holding companies with substantial capital resources and lending capacity.

The banking business is highly competitive with respect to virtually all products and services. The industry continues to consolidate, and unregulated competitors in the banking markets have focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries, and provide customers increasing access to meaningful alternatives to nearly all significant banking services and products.

Many of the larger banks dominating the banking business have established specialized units, which target private businesses and high net worth individuals and have many offices operating over a wide geographic area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns, and to allocate their resources to regions of highest yield and demand. Many of the national or super-regional banks operating in our primary market areas offer certain services that we do not offer. By virtue of their greater total capitalization, national or super-regional banks also have substantially higher lending limits than us. Further, the St. Louis, Kansas City, and Phoenix markets have numerous small community banks with which we compete.

In addition to other financial holding companies and commercial banks, our competitors include credit unions, thrifts, investment managers, insurers, brokerage firms, technology companies, and other providers of financial services and products. Strong competition for deposit and loan products affects the rates of those products, as well as the terms on which they are offered to customers.

We work to anticipate and adapt to competitive conditions, whether developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, or providing highly personalized banking services. We strive to distinguish ourselves from other community banks and financial services providers in our marketplace by providing a high level of service to enhance customer loyalty and to attract and retain business. However, no assurances can be given that our efforts to compete in our market areas will continue to be successful.

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

Various legislation is from time to time introduced in Congress and Missouri’s legislature. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition or upon our results of operations or the results of operations of any of our subsidiaries.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018.

Notwithstanding the regulatory easing brought about by the Regulatory Relief Act, uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole and the Bank’s business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act have been implemented while other aspects remain subject to further rulemaking. These regulations will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. However, the Dodd-Frank Act has increased the regulatory burden, compliance costs and interest expense for the Company.

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

Stock Repurchase Plans: From time to time the Company may engage in stock repurchases. Formal guidance from the Federal Reserve Board requires that bank and financial holding companies, where certain conditions are triggered, provide prior notice to and consult with the Federal Reserve Board or reserve bank staff prior to implementing a stock repurchase plan. In addition to the formal guidance, the Federal Reserve Board appears to have adopted an informal policy of requiring bank and financial holding companies to seek a safety and soundness “non-objection” from the appropriate regulatory staff prior to implementing a stock repurchase plan, regardless of the financial or capital position of the holding company. In some cases, examiners following this informal policy have required the holding company to produce additional information and materials for review.

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

Support of Bank Subsidiaries: Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Act, this longstanding policy has been given the force of law, and additional regulations promulgated by the Federal Reserve to further implement the statute are possible; however, the bank subsidiary support provisions of the statute are fully effective even absent implementing regulations. As in the past, such financial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

Capital Adequacy: The Company is also subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of the Bank (summarized below).

Dividend Restrictions: Under Federal Reserve policies, financial holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization’s expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve policy also provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries.

Bank Subsidiary
At December 31, 2018, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

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

The Basel III final rule, effective January 1, 2015, established a new common equity tier 1 capital (“CET1”) requirement and increased the tier 1 capital requirement to 6.0%. In addition, all banking organizations must maintain a “capital conservation buffer” consisting of CET1 capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid these restrictions, the capital conservation buffer, which has been phased in over the four-year period that began January 1, 2016 with the final incremental increase occurring effective January 1, 2019, effectively increases the minimum CET1 capital, tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively, as of January 1, 2019.

As required by the Basel III final rule, capital instruments such as trust preferred securities and cumulative preferred shares have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009, and grandfathered as tier 1 capital such instruments issued by smaller entities prior to May 19, 2010 (provided they do not exceed 25% of tier 1 capital). The Company’s trust preferred securities currently are grandfathered under this provision.

Prompt Corrective Action: The Bank’s capital categories are determined for the purpose of applying the “prompt corrective action” rules described below and may be taken into consideration by banking regulators in evaluating proposals for expansion or new activities. They are not necessarily an accurate representation of a bank’s overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject the Bank to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.

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

Under the FDIC’s prompt corrective action rules, a bank that (1) has a total capital to risk-weighted assets ratio (the “Total Capital Ratio”) of 10.0% or greater, a tier 1 capital to risk-weighted assets ratio (the “Tier 1 Capital Ratio”) of 8.0% or greater, a CET1 capital to risk-weighted assets ratio (the “CET1 Capital Ratio”) of 6.5% or greater, and a tier 1 capital to average assets (the “Leverage Ratio”) of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, a CET1 Capital Ratio of 4.5% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 6.0%, a CET1 Capital Ratio of less than 4.5%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, a CET1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 4.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to total assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating or is subject to a regulatory action that requires heightened levels of capital.
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
All of the Bank’s capital ratios were at levels that qualify it to be “well capitalized” for regulatory purposes as of December 31, 2018.
Bureau of Consumer Financial Protection: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Bureau of Consumer Financial Protection (the “BCFP”). Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the BCFP, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.
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
UDAP and UDAAP: Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act - the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Moreover, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the BCFP for supervision. The BCFP has brought a variety of enforcement actions for violations of UDAAP provisions and BCFP guidance continues to evolve.
Mortgage Reform: The BCFP has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. While the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the BCFP, the Regulatory Relief Act provided certain presumptions of qualified mortgage status for banks with assets of less than $10 billion, subject to certain documentation and product issues.
Dividends by the Bank Subsidiary: Under Missouri law, the Bank may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” or after making the distribution would become undercapitalized. If the FDIC believes the Bank is engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require that it maintain capital in excess of regulatory guidelines.

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

USA PATRIOT Act: The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) implement certain due diligence policies, procedures and controls with regard to correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Regulatory Relief Act provided an exemption from the above restrictions for banks with less than $10 billion in assets.

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

The current U.S. administration has put in place changes to the financial services industry, including changes to policies and regulations that implement current federal law, including the Dodd-Frank Act, as well as a focus on reviewing and revising regulations promulgated during the prior administration. These changes were furthered by the enactment of the Regulatory Relief Act. At this point we are unable to determine what impact potential policy changes might have on the Company or its subsidiaries.

Employees
As of December 31, 2018, we had approximately 650 full-time equivalent employees. Our employees are not covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company beginning January 1, 2020. This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses in the period when the loans are booked. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses and increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses would result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

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

Our commercial and industrial loans, enterprise value lending / senior debt financing transactions are underwritten based primarily on cash flow, profitability and enterprise value of the client and are not fully covered by the value of tangible assets or collateral of the client. Consequently, if any of these transactions becomes non-performing, we could experience significant losses.
Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. In the case of our senior cash flow loans, we generally take a lien on substantially all of a client’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the client under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

•
reduced use of or demand for the client’s products or services and, thus, reduced cash flow of the client to service the loan and other debt product as well as reduced value of the client as a going concern;

•	inability of the client to manage working capital, which could result in lower cash flow;

•	inaccurate or fraudulent reporting of our client’s positions or financial statements; and

•	our client’s poor management of their business.

Additionally, many of our clients use the proceeds of our cash flow transactions to make acquisitions. Poorly executed or poorly conceived acquisitions can burden management, systems and the operations of the existing business, causing a decline in both the client’s cash flow and the value of its business as a going concern. In addition, many acquisitions involve new management teams taking over day-to-day operations of a business. These new management teams may fail to execute at the same level as the former management team, which could reduce the cash flow of the client available to service the loan or other debt product, as well as reduce the value of the client as a going concern.

Widespread financial difficulties or downgrades in the financial strength or credit ratings of life insurance providers could lessen the value of the collateral securing our life insurance premium finance loans and impair our financial condition and liquidity.
One of the specialized products we offer is financing whole life insurance premiums utilized in high net worth estate planning. These loans are primarily secured by the insurance policies financed by the loans, i.e., the obligations of the life insurance providers under those policies. Nationally Recognized Statistical Rating Organizations (“NRSROs”) such as Standard & Poor’s, Moody’s and A.M. Best evaluate the life insurance providers that are the payors on the life insurance policies that we finance. The value of our collateral could be materially impaired in the event there are widespread financial difficulties among life insurance providers or the NRSROs downgrade the financial strength ratings or credit ratings of the life insurance providers, indicating the NRSROs’ opinion that the life insurance provider’s ability to meet policyholder obligations is impaired, or the ability of the life insurance provider to meet the terms of its debt obligations is impaired. The value of our collateral is also subject to the risk that a life insurance provider could become insolvent. In particular, if one or more large nationwide life insurance providers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

Our construction and land development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.
Construction, land acquisition and development lending involves additional risks because funds are advanced based upon the projected value of the project, which is inherently uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs, as well as the fair value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan or the related foreclosure, sale and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. If any of these events occur, our financial condition, results of operations and cash flows could be materially and adversely affected.

Our loan portfolio includes agricultural loans, and the ability of the borrower to repay may be affected by many factors outside of the borrowers’ control.
We engage in lending to agricultural businesses, including farms, for both real estate loans and operational loans.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. The agricultural economy in our states has been affected by declines in prices and the rates of price growth for various crops and other agricultural commodities. Farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure. We monitor and review our agriculture portfolio to identify loans potentially affected by declines in agricultural commodity prices and lower collateral values. Any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in additional provisions to increase our allowance for loan losses, and may have a material adverse effect on our financial condition and results of operations. The imposition of tariffs and retaliatory tariffs or other trade restrictions on agriculture products and materials that our customers import or export, could negatively impact our customers, their financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations.

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
We participate in and are an “Allocatee” of the New Markets Tax Credit Program of the U.S. Department of the Treasury Community Development Financial Institutions Fund. Through this program, we provide our allocation to certain projects, which in turn for an equity investment from an Investor in the project generate federal tax credits to those investors. This equity, coupled with any debt or equity from the project sponsor is in turn invested in a certified community development entity for a period of at least seven years. Community development entities must use this capital to make loans to, or other investments in, qualified businesses in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their total equity investment, credited at a rate of five percent in each of the first three years and six percent in each of the final four years. However, after the exhaustion of all cure periods and remedies, the entire credit is subject to recapture if the certified community development entity fails to maintain its certified status, or if substantially all of the equity investment proceeds associated with the tax credits we allocate are no longer continuously invested in a qualified business that meets the New Markets Tax Credit Program criteria, or if the equity investment is redeemed prior to the end of the minimum seven-year term. As part of these financing transactions, we as the parent to Enterprise Financial CDE, LLC (“CDE”), provide customary indemnities to the tax credit investors, which require us to indemnify and hold harmless the investors in the event a credit recapture event occurs, unless the recapture is a result of action or inaction of the investor. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. If this were to occur, the amount we may be required to pay a bank investor could be substantial and could have a material adverse effect on our results of operations and financial condition.

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

Costs and levels of deposits are affected by competition and environmental factors that could increase our funding costs or liquidity risk.
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
A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, investment securities, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates may not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Our assets and liabilities may react differently to changes in overall interest rates or conditions. Significant fluctuations in market interest rates could materially and adversely affect not only our net interest spread, but also our asset quality and loan origination volume, deposits, funding availability, and/or net income.

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
The loans we make to our borrowers may bear interest at a variable or floating interest rate. When market interest rates increase, the amount of revenue borrowers need to service their debt also increases. Some borrowers may be unable to make their debt service payments. As a result, an increase in market interest rates will increase the risk of loan default. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and covered loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

By engaging in derivative transactions, we are exposed to additional credit and market risk in our banking business.
We use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in client related derivatives. We may use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. We also have derivatives that result from a service we provide to certain qualifying clients approved through our credit process, and therefore, these derivatives are not used to manage interest rate risk in our assets or liabilities. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If the Company or the Bank incur losses that erode its capital, it may become subject to enhanced regulation or supervisory action.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Missouri Division of Finance, the Federal Reserve Board, and the FDIC have the authority to compel or restrict certain actions if the Company’s or the Bank’s capital should fall below adequate capital standards as a result of future operating losses, or if its bank regulators determine that it has insufficient capital. Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank’s operations; limiting the rate of interest the bank may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. These actions may limit the ability of the Bank or Company to execute its business plan and thus can lead to an adverse impact on the results of operations or financial position.

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

We face significant competition.
The financial services industry, including but not limited to, commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, technology companies, insurers, credit unions, and mortgage companies among others. Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services. Many of our competitors are significantly larger than us and have greater access to capital and other resources. Also, our ability to compete effectively in our business is dependent on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry, generally. If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

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

We have engaged in and may continue to engage in further expansion through acquisitions, including our pending acquisition of Trinity and LANB, and these acquisitions present a number of risks related both to the acquisition transactions and to the integration of the acquired businesses.
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

Acquiring other banks or businesses, including our pending acquisition of Trinity and LANB, involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and clients of the target company;

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and/or

•	potential changes in banking or tax laws or regulations that may affect the target company.

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

We may not be able to maintain our historical rate of growth or profitability, which could have a material adverse effect on our ability to successfully implement our business strategy.
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
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to hire or retain the people we want and/or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee’s skills, knowledge of our market, and years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

We may incur impairments to goodwill.
As of December 31, 2018, we had $117 million recorded as goodwill. Upon completion of the pending acquisition of Trinity and LANB, the balance of goodwill will increase. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Financial deregulation measures may create regulatory uncertainty for the financial sector and increase competition.
The Regulatory Relief Act, signed into law in May 2018, made changes in several keys areas that affect financial institutions. Notwithstanding the partial regulatory easing brought about by the Regulatory Relief Act, most of the provisions of the Dodd-Frank Act remain in effect, such as those concerning Volcker Rule, the U.S. Risk Retention Rules, Basel III capital requirements, the FSOC’s authority, the role, responsibilities and enforcement strategies of the BCFP, capital issues, and implementing regulations promulgated pursuant to the Dodd-Frank Act. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies including the provision of credit to borrowers.

Determining the full extent of the impact on us of any such potential financial reform legislation, or whether any such particular proposal will become law, is highly speculative. However, any such changes may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which business is conducted.

The BCFP may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
The Dodd-Frank Act, which was enacted in 2010, imposed significant regulatory and compliance changes, and represents a comprehensive overhaul of the financial services industry within the United States. Among other things, key provisions of the Dodd-Frank Act establish the BCFP and require the BCFP and other federal agencies to implement many new rules. While several provisions of the Dodd-Frank Act became effective immediately upon its enactment and others have come into effect over the last few years, many provisions still require regulations to be promulgated by various federal agencies in order to be implemented. Some of these regulations have been proposed by the applicable federal agencies but not yet finalized.

The BCFP has broad powers to supervise and enforce consumer protection laws. The BCFP has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices. In addition, the Dodd-Frank Act enhanced the regulation of mortgage banking and gave to the BCFP oversight of many of the core laws which regulate the mortgage industry and the authority to implement mortgage regulations. Any new regulations adopted by the BCFP may significantly impact consumer mortgage lending and servicing.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The BCFP, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to compliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations, and failure to comply with these laws could lead to a wide variety of sanctions.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, BCFP, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Declines in asset values may result in impairment charges and adversely impact the value of our investments and our financial performance and capital.
We hold an investment portfolio that includes, but is not limited to, government securities and agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and/or spread, and instability and other factors impacting the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income (loss), which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security and other relevant factors.

Our investment portfolio includes capital stock of the FHLB of Des Moines. This stock ownership is required for us to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including us, to make additional capital investments in the FHLB. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our financial condition, and results of operations may be materially and adversely affected.

The Volcker Rule limits the permissible strategies for managing our investment portfolio.
On December 10, 2013, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from, among other things: (i) short-term proprietary trading securities, derivatives, commodity futures and options on these instruments for their own account, and (ii) owning, sponsoring, or having certain relationships with “covered funds,” including hedge funds or private equity funds. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, unless an exception applies. The Volcker Rule limits or excludes covered institutions from holding certain investment securities, which they could otherwise use to diversify their assets and for asset/liability management. The Regulatory Relief Act included an exemption from the Volcker Rule for financial institutions with under $10 billion in assets.

We primarily invest in mortgage-backed obligations and such obligations have been, and are likely to continue to be, impacted by market dislocations, declining home values and prepayment risk, which may lead to volatility in cash flow and market risk and declines in the value of our investment portfolio.
Our investment portfolio largely consists of mortgage-backed obligations primarily secured by pools of mortgages on single-family residences. The value of mortgage-backed obligations in our investment portfolio may fluctuate for several reasons, including (i) delinquencies and defaults on the mortgages underlying such obligations, due in part to high unemployment rates, (ii) falling home prices, (iii) lack of a liquid market for such obligations, (iv) uncertainties in respect of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which guarantee such obligations, and (v) the expiration of government stimulus initiatives. If the value of homes were to materially decline, the fair value of the mortgage-backed obligations in which we invest may also decline. Any such decline in the fair value of mortgage-backed obligations, or perceived market uncertainty about their fair value, could adversely affect our financial position and results of operations. In addition, when we acquire a mortgage-backed security, we anticipate that the underlying mortgages will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when rates rise, but changes in prepayment rates are difficult to predict. In light of historically low interest rates, many of our mortgage-backed securities have a higher interest rate than prevailing market rates, resulting in a premium purchase price. In accordance with applicable accounting standards, we amortize the premium over the expected life of the mortgage-backed security. If the mortgage loans securing the mortgage-backed security prepay more rapidly than anticipated, we would have to amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

Technology is continually changing and we must effectively implement new innovations in providing services to our customers.
The financial services industry is undergoing rapid technological changes with frequent innovations in technology-driven products and services. In addition to better serving customers, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers using innovative methods, processes and technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture, that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

A failure in or breach, or the inability to recognize a potential breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and adversely impact our earnings.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our internet banking system, treasury management products, check and document imaging, remote deposit capture systems, general ledger, and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets.  We cannot assure any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of client business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

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
When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at the Company’s expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. It may cost much more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower’s operations if the Company takes a role in managing those operations after a default. The Company may also find it difficult or impossible to sell these properties.

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

Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock prices and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; and/or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has historically experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified in this annual report and other reports by the Company. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength or operating results. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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

Our ability to pay dividends is limited by various statutes and regulations and depends primarily on the Bank’s ability to distribute funds to us, and is also limited by various statutes and regulations. The Company depends on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of the Company’s liquidity requirements. Federal and state regulations limit the amount of dividends and the amount of payments that the Bank may make to the Company under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC, or Federal Reserve Board could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event that the Bank was restricted from paying dividends to the Company or making payments under the tax sharing agreement, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. If we are unable or determine not to pay dividends on our outstanding equity securities, the market price of such securities could be materially adversely affected.

There can be no assurance of any future dividends on our common stock.
Holders of our common stock are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors (the “Board of Directors”). Although we have historically paid cash dividends on our common stock, we are not required to do so.
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

In addition, to the extent awards to issue common stock under our employee equity compensation plans are exercised, or shares are issued, holders of our common stock could incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our shareholders. The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market after an offering or the perception that such sales could occur.

Pending acquisitions may dilute stockholder value.
We are expected to issue 4,025,472 shares of the Company’s common stock upon consummation of the pending transaction with Trinity and LANB. If Trinity’s shareholders subsequently sell substantial amounts of our common stock, it may cause the market price of our common stock to decrease.

We continue to evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions on an ongoing basis. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. In the current market environment, acquisitions frequently involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any pending or future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on our financial condition and results of operations.

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

Anti-takeover provisions could negatively impact our shareholders.
Provisions of Delaware law and of our certificate of incorporation, as amended, and bylaws, as well as various provisions of federal and Missouri state law applicable to bank and bank holding companies, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our Board of Directors. Additionally, our certificate of incorporation, as amended, authorizes our Board of Directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal. In the event of a proposed merger, tender offer or other attempt to gain control of the Company, our Board of Directors would have the ability to readily issue available shares of preferred stock as a method of discouraging, delaying or preventing a change in control of the Company. Such issuance could occur regardless of whether our shareholders favorably view the merger, tender offer or other attempt to gain control of the Company. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interests of our shareholders. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri, 63105. As of December 31, 2018, we had 19 banking locations, and three limited service facilities in the St. Louis metropolitan area, seven banking locations in the Kansas City metropolitan area, and two banking locations in the Phoenix metropolitan area. We own 16 of the facilities and lease the remainder. Most of the leases expire between 2019 and 2024 and include one or more renewal options of up to five years. One lease expires in 2030. All the leases are classified as operating leases. We believe all of our properties are in good condition.

ITEM 3: LEGAL PROCEEDINGS

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes that there are no such legal proceedings pending or threatened against the Company or its subsidiaries in the ordinary course of business, directly, indirectly, or in the aggregate that, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices
The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EFSC.” Listed below are the per-share dividends paid by quarter along with the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Select Market. There may have been other transactions at prices not known to the Company. As of February 20, 2019, the Company had 421 registered shareholders of common stock and a market price of $46.65 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Year	Quarter	High	Low	Dividends Paid Per Share
2017	First Quarter	$46.25	$38.20	$0.11
	Second Quarter	45.35	39.10	0.11
	Third Quarter	42.70	36.65	0.11
	Fourth Quarter	46.25	41.45	0.11

2018	First Quarter	$49.97	$42.90	$0.11
	Second Quarter	57.05	45.85	0.11
	Third Quarter	58.15	52.70	0.12
	Fourth Quarter	55.61	36.09	0.13

Dividends
The holders of shares of our common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for the purpose of paying dividends. Our ability to pay dividends is substantially dependent upon the ability of our subsidiaries to pay cash dividends to us. Information on regulatory restrictions on our ability to pay dividends is set forth in “Part I, Item 1. Business - Supervision and Regulation - Financial Holding Company - Dividend Restrictions.” The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
For more information on our equity compensation plans, see “Item: 8. Note 15 – Compensation Plans” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report, which are incorporated herein by reference.

Recent Sales of Unregistered Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2018.

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
October 1 - 31, 2018	18,457	$52.61	18,457	1,229,948
November 1- 30, 2018	29,987	44.38	29,987	1,199,961
December 1- 31, 2018	251,066	40.81	251,066	948,895
Total	299,510	$41.89	299,510

(a) In May 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock, pursuant to a publicly announced Company share repurchase program. The repurchases may be made in open market or privately negotiated transactions and the repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. The timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations.

Stock Performance Graph
The following graph* compares the cumulative total shareholder return on the Company’s common stock from December 31, 2013 through December 31, 2018. The graph compares the Company’s common stock with the NASDAQ Composite Index (U.S. companies), and the SNL Bank $5B-$10B Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index at the respective closing price on December 31, 2013 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph. The Company’s total cumulative gain was 94.83% over the five-year period ending December 31, 2018, compared to gains of 68.30% and 51.57% for the NASDAQ Composite Index and SNL Bank $5B-$10B Index, respectively.

	Period Ending December 31,
Index	2013	2014	2015	2016	2017	2018
Enterprise Financial Services Corp	100.00	97.73	141.99	218.20	231.52	194.83
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $5B-$10B Index	100.00	103.01	117.34	168.11	167.48	151.57

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for each of the five years ended presented. This information should be read in connection with our audited consolidated financial statements as of December 31, 2018 and 2017, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” appearing elsewhere in this report.

	Years ended December 31,
($ in thousands, except per share data)	2018	2017	2016	2015	2014
EARNINGS SUMMARY:
Interest income	$237,802	$202,539	$149,224	$132,779	$131,754
Interest expense	45,897	25,235	13,729	12,369	14,386
Net interest income	191,905	177,304	135,495	120,410	117,368
Provision for loan losses	6,644	10,130	3,605	458	5,492
Noninterest income	38,347	34,394	29,059	20,675	16,631
Noninterest expense	119,031	115,051	86,110	82,226	87,463
Income before income tax expense	104,577	86,517	74,839	58,401	41,044
Income tax expense[1]	15,360	38,327	26,002	19,951	13,871
Net income[1]	$89,217	$48,190	$48,837	$38,450	$27,173

PER SHARE DATA:
Basic earnings per common share[1]	$3.86	$2.10	$2.44	$1.92	$1.38
Diluted earnings per common share[1]	3.83	2.07	2.41	1.89	1.35
Cash dividends paid on common shares	0.47	0.44	0.41	0.26	0.21
Dividend payout ratio	12.16%	21.27%	16.81%	13.68%	15.37%
Book value per common share	$26.47	$23.76	$19.31	$17.53	$15.94
Tangible book value per common share	20.95	18.20	17.69	15.86	14.20

BALANCE SHEET DATA:
Ending balances:
Portfolio loans	$4,333,125	$4,066,659	$3,118,392	$2,750,737	$2,433,916
Allowance for portfolio loan losses	42,295	38,166	37,565	33,441	30,185
Non-core acquired loans, net of allowance for loan losses	15,695	25,980	33,925	64,583	83,693
Goodwill	117,345	117,345	30,334	30,334	30,334
Other intangible assets, net	8,553	11,056	2,151	3,075	4,164
Total assets	5,645,662	5,289,225	4,081,328	3,608,483	3,277,003
Deposits	4,587,985	4,156,414	3,233,361	2,784,591	2,491,510
Subordinated debentures and notes	118,156	118,105	105,540	56,807	56,807
FHLB advances	70,000	172,743	—	110,000	144,000
Other borrowings	221,450	253,674	276,980	270,326	239,883
Shareholders' equity	603,804	548,573	387,098	350,829	316,241
Tangible common equity	477,906	420,172	354,613	317,420	281,743

Average balances:
Portfolio loans	$4,193,685	$3,810,055	$2,915,744	$2,520,734	$2,255,180
Non-core acquired loans	23,611	35,761	55,992	87,940	119,504
Earning assets	5,041,395	4,611,670	3,570,186	3,163,339	2,921,978
Total assets	5,436,963	4,980,229	3,796,478	3,381,831	3,156,994
Interest-bearing liabilities	3,736,523	3,396,382	2,634,700	2,344,861	2,209,188
Shareholders' equity	576,960	532,306	371,587	335,095	301,756
Tangible common equity	449,852	414,458	338,662	301,165	266,655

[1]Includes $12.1 million ($0.52 per share) deferred tax asset revaluation charge for 2017 due to U.S. corporate income tax reform.

	Years ended December 31,
	2018	2017	2016	2015	2014
SELECTED RATIOS:
Return on average common equity	15.46%	9.05%	13.14%	11.47%	9.01%
Return on average tangible common equity	19.83	11.63	14.42	12.77	10.19
Return on average assets	1.64	0.97	1.29	1.14	0.86
Efficiency ratio	51.70	54.35	52.33	58.28	65.27
Total loan yield[1]	5.16	4.84	4.66	4.72	5.14
Cost of interest-bearing liabilities	1.23	0.74	0.52	0.53	0.65
Net interest spread[1]	3.50	3.69	3.71	3.72	3.91
Net interest margin[1]	3.82	3.88	3.84	3.86	4.07
Nonperforming loans to total loans	0.38	0.38	0.47	0.32	0.88
Nonperforming assets to total assets[2]	0.30	0.31	0.39	0.48	0.74
Net charge-offs to average loans	0.13	0.26	0.05	0.06	0.06
Allowance for loan losses to total loans	1.00	1.04	1.37	1.54	1.80

[1]Fully tax equivalent.
[2]Other real estate from PCI loans is included in nonperforming assets beginning with the year ended December 31, 2015 due to termination of all existing FDIC loss share agreements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three year period ended December 31, 2018. It should be read in conjunction with the Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1.

Executive Summary
Our Company offers a broad range of business and personal banking services including wealth management services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. Tax credit brokerage activities consist of the acquisition of Federal and State tax credits and the sale of these tax credits to clients. Enterprise Trust, a division of the Bank, provides financial planning, estate planning, investment management, and trust services to businesses, individuals, institutions, retirement plans, and non-profit organizations. The Company manages expenses carefully through detailed budgeting and expense approval processes. We measure the “efficiency ratio” as a benchmark for improvement. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income). The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

Balance Sheet Highlights

•
Loans - Loans totaled $4.4 billion at December 31, 2018, including $16.9 million of non-core acquired loans. Portfolio loans increased $266 million, or 7%, from December 31, 2017. Commercial and industrial (“C&I”) loans were the largest component, increasing $202 million, or 11%, since December 31, 2017. See “Item 8. Note 5 – Portfolio Loans” for more information.

•
Deposits – Total deposits at December 31, 2018 were $4.6 billion, an increase of $432 million, or 10%, from December 31, 2017. Core deposits, defined as total deposits excluding certificates of deposit, were $3.9 billion at December 31, 2017, an increase of $326 million, or 9%, from the prior year period. Along with normal seasonal deposit growth, the Company continues to strengthen and diversify the funding base across all regions.

•
Asset quality – Nonperforming assets totaled $17.2 million at December 31, 2018, an increase of 6% compared to $16.2 million at December 31, 2017. Despite the increase, nonperforming assets represented 0.30% of total assets at December 31, 2018, which is stable when compared to 0.31% of total assets at December 31, 2017.

Provision for loan losses was $6.6 million in 2018, compared to $10.1 million in 2017. The current year included a provision reversal on purchased credit impaired (“PCI”) loans of $3.2 million compared to a provision reversal of $0.6 million for the prior year. See “Item 8. Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses” in this report for more information.

Financial Performance Highlights
Below are highlights of our financial performance for the year ended December 31, 2018 as compared to the years ended December 31, 2017 and 2016.

($ in thousands, except per share data)	For the Years ended December 31,
	2018	2017	2016
EARNINGS
Total interest income	$237,802	$202,539	$149,224
Total interest expense	45,897	25,235	13,729
Net interest income	191,905	177,304	135,495
Provision for loan losses	6,644	10,130	3,605
Net interest income after provision for loan losses	185,261	167,174	131,890
Total noninterest income	38,347	34,394	29,059
Total noninterest expense	119,031	115,051	86,110
Income before income tax expense	104,577	86,517	74,839
Income tax expense	15,360	38,327	26,002
Net income	$89,217	$48,190	$48,837

Basic earnings per share	$3.86	$2.10	$2.44
Diluted earnings per share	3.83	2.07	2.41

Return on average assets	1.64%	0.97%	1.29%
Return on average common equity	15.46	9.05	13.14
Return on average tangible common equity	19.83	11.63	14.42
Net interest margin (fully tax equivalent)	3.82	3.88	3.84
Core net interest margin[1]	3.75	3.72	3.51
Efficiency ratio	51.70	54.35	52.33
Core efficiency ratio[1]	52.04	52.93	54.70

	At/ For the Years ended December 31,
	2018	2017	2016
ASSET QUALITY
Net charge-offs	$5,683	$10,163	$1,427
Nonperforming loans	16,745	15,687	14,905
Classified assets	70,126	73,239	93,452
Nonperforming loans to total loans	0.38%	0.38%	0.47%
Nonperforming assets to total assets	0.30	0.31	0.39
Allowance for loan losses to total loans	1.00	1.04	1.37
Net charge-offs to average loans	0.13	0.26	0.05
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

The Company noted the following trends during 2018:

•
The Company reported net income of $89.2 million, or $3.83 per diluted share for 2018, compared to $48.2 million, or $2.07 per diluted share for 2017. Growth in net interest income, maintaining net interest margin, and fee income expansion drove the pre-tax earnings increase over the prior year. Additionally, the Company benefited from a reduction in income tax expense as a result of H.R.1, formerly known as “Tax Cuts and Jobs Act,” which was signed into law on December 22, 2017, as well as the Company’s tax planning initiatives. The Company’s income tax expense also declined in 2018 due to the deferred tax asset revaluation charge of $12.1 million incurred in 2017 resulting from the Tax Cuts and Jobs Act.

•
Net interest income for 2018 totaled $191.9 million, an increase of $14.6 million, or 8%, compared to $177.3 million for 2017. Core net interest income[1] growth of $18.6 million was due to organic growth in portfolio loan balances funded principally by core deposits, aided by a three basis point expansion of core net interest margin[1] discussed below. Additionally, non-core acquired assets contributed $3.7 million to net interest income during 2018 compared to $7.7 million in 2017.

•
Net interest margin decreased six basis points to 3.82% during 2018, compared to 3.88% in 2017. Core net interest margin[1] increased three basis points to 3.75% during 2018. This increase was primarily due to the impact of interest rate increases on the Company’s asset sensitive balance sheet. Specifically, the yield on loans, excluding incremental accretion on non-core acquired loans, increased 43 basis points to 5.07% from 4.64% due to the effect of increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans. The cost of total deposits also increased 35 basis points from the prior year period to 0.79% for the year ended December 31, 2018. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend existing and attract new core deposit relationships. Additionally, the cost of total interest-bearing liabilities increased 49 basis points to 1.23% for the year ended December 31, 2018 from 0.74% for the prior year period.

•
Noninterest income increased $3.9 million, or 11%, to $38.3 million in 2018 compared to $34.4 million in 2017. This improvement was primarily due to higher income from deposit service charges, card services, and other miscellaneous income from non-core acquired assets and the sale of an equity partnership.

For the full year:

◦	Deposit service charges increased $0.7 million, or 6%;

◦	income from card services increased $1.3 million, or 23%; and

◦	other income increased $1.7 million, or 24%.

•
Noninterest expenses totaled $119.0 million for 2018, an increase of $4.0 million, or 3%, compared to 2017. Increases in employee compensation and benefits and other miscellaneous expenses primarily consisting of tax credit investment amortization expense were partially offset by a reduction in merger related expenses. The Company’s efficiency ratio was 51.70% for 2018, compared to 54.35% for the prior year. The Company’s core efficiency ratio[1] was 52.04% for 2018, compared to 52.93% for 2017.

•
The Company’s effective tax rate was 14.7% for the year ended December 31, 2018 compared to 44.3% for the prior year. The lower corporate federal tax rate for 2018 and other tax planning activities reduced income tax expense. Additionally, as a result of changes to U.S. corporate tax laws in 2017, a revaluation of the Company’s deferred tax assets resulted in a $12.1 million charge in the prior year period.

Merger Agreement
On November 1, 2018, the Company entered into a definitive merger agreement, pursuant to which Trinity Capital Corporation (“Trinity”) will merge with and into the Company, and Los Alamos National Bank (“LANB”), Trinity’s wholly-owned bank subsidiary will merge with and into the Bank. Headquartered in Los Alamos, New Mexico, Trinity recorded approximately $1.2 billion in total assets as of December 31, 2018 and serves businesses and residents in Northern New Mexico and the Albuquerque metro area through its six full-service locations.

Pursuant to the terms of the definitive agreement, upon consummation of the proposed transaction, Trinity shareholders will receive 0.1972 shares of the Company’s common stock and $1.84 in cash for each share of Trinity common stock they hold. Based on a $43.45 closing price of the Company’s common stock on October 31, 2018, the aggregate merger consideration payable to Trinity’s shareholders is approximately $38 million in cash and $175 million in the Company’s shares of common stock.

1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Recent Developments

•
The Company’s Board of Directors approved an increase in the Company’s quarterly cash dividend to $0.14 per common share for the first quarter of 2019, payable on March 29, 2019 to shareholders of record as of March 15, 2019.

•
In January 2019, the Company completed five interest rate swap transactions with a total notional amount of $62 million to hedge its exposure to variability in cash flows on a portion of the Company’s floating-rate debt. The transactions swapped the variable 90 day LIBOR to a fixed rate of 2.62% on average with terms of five to seven years. These transactions were designated as cash flow hedges for accounting purposes.

•
In February 2019, the Company secured a five-year, $40 million term note with another bank to principally fund the cash needs of the pending acquisition of Trinity and LANB. Additionally, the Company increased its revolving line of credit with the same bank by $5 million to $25 million. The interest rate on the note and revolving line of credit is the one-month LIBOR rate plus 125 basis points.

2018 Significant Transactions
During 2018, we announced the following significant transactions:

•
On November 1, 2018, the Company entered into a definitive merger agreement to acquire Trinity and its wholly-owned bank subsidiary, LANB, headquartered in Los Alamos, New Mexico, pursuant to which the Company will acquire Trinity and LANB. The proposed transaction has been approved by the FDIC, the Federal Reserve Bank of St. Louis, and the Missouri Division of Finance. The closing of the proposed transaction, which is anticipated to occur during the first quarter of 2019, remains subject to the approval of Trinity’s shareholders and the satisfaction or waiver, as applicable, of all closing conditions.

•
The Company repurchased 435,432 of its common shares at a weighted-average share price of $44.52, pursuant to its publicly announced share repurchase program. The Company’s Board authorized the repurchase plan in May of 2015, which allows the Company to repurchase up to two million common shares, representing approximately 10% of the Company’s then currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions. At December 31, 2018, there were 948,895 shares remaining to be purchased under this share repurchase plan.

•
The Company’s Board approved two consecutive increases in the Company’s quarterly cash dividend to $0.13 per common share for the fourth quarter of 2018, up from $0.11 for the second quarter of 2018, expanding cash dividends paid for the year by 6%.

2017 Significant Transactions
During 2017, we completed the following significant transactions:

•
On February 10, 2017, the Company announced the completion of its acquisition of JCB which was merged with and into the Company, and Eagle Bank and Trust Company of Missouri, JCB’s wholly-owned subsidiary, merged with and into the Bank. As part of the acquisition, 3.3 million shares of the Company’s common stock were issued and approximately $29.3 million in cash was paid to JCB shareholders and holders of JCB stock options. The overall transaction had a value of approximately $171.0 million, including JCB’s common stock and stock options.

•	The Company repurchased 429,955 of its common shares at a weighted-average share price of $38.69, pursuant to its publicly announced share repurchase program.

2016 Significant Transactions
During 2016, we completed the following significant transactions:

•
On October 10, 2016, the Company entered into a definitive merger agreement to acquire JCB headquartered in Jefferson County, Missouri. JCB was the parent holding company of Eagle Bank and Trust Company of Missouri. The transaction closed on February 10, 2017.

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

•	The Company repurchased 185,718 of its common shares at a weighted-average share price of $26.32 pursuant to its publicly announced share repurchase program during the year ended December 31, 2016.

•
The Company’s Board approved three consecutive increases in the Company’s quarterly cash dividend to $0.11 per common share for the fourth quarter of 2016, up from $0.09 for the first quarter of 2016, expanding cash dividends paid for the year by 56%.

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

	For the Years ended December 31,
	2018			2017			2016
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans[1]	$4,164,377	$210,402	5.05%	$3,774,484	$173,824	4.61%	$2,881,071	$120,803	4.19%
Tax-exempt portfolio loans[2]	34,371	1,889	5.50	40,634	2,652	6.53	41,471	2,512	6.06
Non-core acquired loans - contractual	23,611	1,689	7.15	35,761	2,273	6.36	55,992	3,403	6.08
Non-core acquired loans - incremental		3,700	15.67		7,718	21.58		11,980	21.39
Total loans	4,222,359	217,680	5.16	3,850,879	186,467	4.84	2,978,534	138,698	4.66
Taxable investments in debt and equity securities	712,227	18,375	2.58	634,195	15,000	2.37	476,341	9,816	2.06
Non-taxable investments in debt and equity securities (2)	40,038	1,426	3.56	47,219	2,078	4.40	48,157	2,106	4.37
Short-term investments	66,771	1,141	1.71	79,377	804	1.01	67,154	370	0.55
Total securities and short-term investments	819,036	20,942	2.56	760,791	17,882	2.35	591,652	12,292	2.08
Total interest-earning assets	5,041,395	238,622	4.73	4,611,670	204,349	4.43	3,570,186	150,990	4.23
Noninterest-earning assets:
Cash and due from banks	87,513			79,189			57,237
Other assets	352,909			333,185			213,698
Allowance for loan losses	(44,854)			(43,815)			(44,643)
Total assets	$5,436,963			$4,980,229			$3,796,478

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$827,155	$3,643	0.44%	$802,993	$2,195	0.27%	$606,899	$1,370	0.23%
Money market accounts	1,488,238	19,361	1.30	1,286,796	8,708	0.68	1,075,055	4,439	0.41
Savings	206,286	597	0.29	189,516	459	0.24	105,115	262	0.25
Certificates of deposit	653,486	10,168	1.56	586,115	5,838	1.00	466,326	4,770	1.02
Total interest-bearing deposits	3,175,165	33,769	1.06	2,865,420	17,200	0.60	2,253,395	10,841	0.48
Subordinated debentures and notes	118,129	5,798	4.91	116,707	5,095	4.37	64,948	1,894	2.91
FHLB advances	271,493	5,556	2.05	192,489	2,356	1.22	109,713	555	0.51
Other borrowed funds	171,736	774	0.45	221,766	584	0.26	206,644	439	0.21
Total interest-bearing liabilities	3,736,523	45,897	1.23	3,396,382	25,235	0.74	2,634,700	13,729	0.52
Noninterest bearing liabilities:
Demand deposits	1,086,863			1,017,660			761,086
Other liabilities	36,617			33,881			29,105
Total liabilities	4,860,003			4,447,923			3,424,891
Shareholders' equity	576,960			532,306			371,587
Total liabilities & shareholders' equity	$5,436,963			$4,980,229			$3,796,478
Net interest income		$192,725			$179,114			$137,261
Net interest spread			3.50%			3.69%			3.71%
Net interest margin (tax equivalent)			3.82			3.88			3.84
Core net interest margin[3]			3.75			3.72			3.51
1Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $4.0 million, $3.4 million, and $2.2 million for the years ended December 31, 2018, 2017, and 2016 respectively.

2Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% tax rate in 2018 and a 38.0% rate in 2017 and 2016, respectively. The tax-equivalent adjustments were $0.8 million for the year ended December 31, 2018, and $1.8 million for the years ended December 31, 2017, and 2016, respectively.

3A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2018 compared to 2017			2017 compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Taxable portfolio loans	$18,854	$17,724	$36,578	$40,257	$12,764	$53,021
Tax-exempt portfolio loans[3]	(377)	(386)	(763)	(52)	192	140
Non-core acquired loans	(2,991)	(1,611)	(4,602)	(5,648)	256	(5,392)
Taxable investments in debt and equity securities	1,942	1,433	3,375	3,586	1,598	5,184
Non-taxable investments in debt and equity securities[3]	(289)	(363)	(652)	(41)	13	(28)
Short-term investments	(144)	481	337	77	357	434
Total interest-earning assets	16,995	17,278	34,273	38,179	15,180	53,359

Interest paid on:
Interest-bearing transaction accounts	$68	$1,380	$1,448	$499	$326	$825
Money market accounts	1,546	9,107	10,653	1,006	3,263	4,269
Savings	44	94	138	204	(7)	197
Certificates of deposit	735	3,595	4,330	1,196	(128)	1,068
Subordinated debentures and notes	63	640	703	1,976	1,225	3,201
FHLB advances	1,213	1,987	3,200	625	1,176	1,801
Other borrowed funds	(154)	344	190	34	111	145
Total interest-bearing liabilities	3,515	17,147	20,662	5,540	5,966	11,506
Net interest income	$13,480	$131	$13,611	$32,639	$9,214	$41,853

[1]Change in volume multiplied by yield/rate of prior period.
[2]Change in yield/rate multiplied by volume of prior period.
[3]Nontaxable income is presented on a fully tax equivalent basis using a 24.7% for 2018, and a 38% tax rate for 2017.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Comparison of 2018 and 2017
Net interest income (on a tax equivalent basis) was $192.7 million for 2018, compared to $179.1 million for 2017, an increase of $13.6 million, or 8%. Total interest income increased $34.3 million and total interest expense increased $20.7 million. The tax-equivalent net interest margin was 3.82% for 2018, compared to 3.88% for 2017. The increase in net interest income in 2018 was primarily due to organic growth in portfolio loan balances funded principally by core deposits, aided by a three basis point expansion of core net interest margin1 discussed below. Additionally, non-core acquired assets1 contributed $3.7 million to net interest income during 2018 compared to $7.7 million in 2017.

Core net interest margin1 increased three basis points to 3.75% during 2018. This increase was primarily due to the impact of interest rate increases on the Company’s asset sensitive balance sheet. Specifically, the yield on loans, excluding incremental accretion on non-core acquired loans, increased 43 basis points to 5.07% from 4.64% due to the effect of increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans. The cost of total deposits also increased 35 basis points from the prior year period to 0.79% for the year ended

December 31, 2018. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend existing and attract new core deposit relationships. Additionally, the cost of total interest-bearing liabilities increased 49 basis points to 1.23% for the year ended December 31, 2018 from 0.74% for the year ended December 31, 2017.

Average interest-earning assets increased $430 million, or 9%, to $5.0 billion for the year ended December 31, 2018. The increase was due to growth in average total loans of $371 million, or 10%, due to organic loan growth. Additionally, average securities and short-term investments also increased $58 million, or 8%. Due to the growth in the balance sheet, interest income on earning assets increased $20.0 million which was offset by a $3.0 million decrease from the trends in non-core acquired loans as the balances continue to decline. Additionally, interest income on interest earnings assets increased by $17.3 million primarily due to rising interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans, as previously discussed.

For the year ended December 31, 2018, average interest-bearing liabilities increased $340 million, or 10%. The increase in average interest-bearing liabilities resulted from $310 million of growth in interest-bearing deposits, which principally funded the balance sheet growth. Average interest-bearing deposits increased as the Company continues to strengthen and diversify the funding base across all regions. This growth in deposits and other borrowing sources utilized to fund the asset growth increased interest expense for 2018 by $3.5 million. Additionally, for the year ended December 31, 2018, interest expense on interest-bearing liabilities increased $17.1 million due to higher rates from market and competitive conditions.

The Company continues to manage its balance sheet to grow net interest income and expects to maintain core net interest margin1 over the coming quarters; however, pressure on funding costs could negate the expected trends in core net interest margin1.

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

For the year ended December 31, 2017, average interest-bearing liabilities increased $762 million, or 29%, to $3.4 billion, compared to $2.6 billion for the year ended December 31, 2016. The increase in average interest-bearing liabilities resulted from a $612 million increase in average interest-bearing deposits, a $52 million increase in average subordinated debentures and notes, an $83 million increase in FHLB advances, and a $15 million increase in average other borrowed funds. Average interest-bearing deposits increased from the JCB acquisition, and our continued progress across our regions and business lines. The issuance of $50 million of subordinated notes on November 1, 2016 increased the average balance of subordinated debentures and notes for 2017 compared to 2016. Average other borrowed funds increased due to higher balances in customer repurchase agreements. For the year ended December 31, 2017, interest expense on interest-bearing liabilities increased $6.0 million due to higher rates from market conditions, and $5.5 million due to higher volumes, compared to the year ended December 31, 2016.

1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Non-Core Acquired Assets Contribution

The following table illustrates the financial contribution of non-core acquired loans and other assets for the most recent three fiscal years:

	For the Years ended December 31,
($ in thousands)	2018	2017	2016
Accelerated cash flows and other incremental accretion	$3,699	$7,718	$11,980
Provision reversal for loan losses	3,169	634	1,946
Gain (loss) on sale of other real estate	—	(6)	1,565
Other income from other real estate	1,048	—	621
Other expenses	163	(240)	(1,094)
Non-core acquired assets income before income tax expense	$8,079	$8,106	$15,018

Non-core acquired loans contributed $6.1 million, $5.0 million, and $9.3 million of net income for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, the remaining accretable yield on the portfolio was estimated to be $9 million, and the non-accretable difference was $7 million.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for each of the years in the three-year period ended December 31, 2018:

	Years ended December 31,			Change from
($ in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Service charges on deposit accounts	$11,749	$11,043	$8,615	$706	$2,428
Wealth management revenue	8,241	8,102	6,729	139	1,373
Card services revenue	6,686	5,433	3,130	1,253	2,303
Tax credit activity, net	2,820	2,581	2,647	239	(66)
Gain on sale of other real estate	13	93	1,837	(80)	(1,744)
Gain on sale of securities	9	22	86	(13)	(64)
Miscellaneous income	8,829	7,120	6,015	1,709	1,105
Total noninterest income	$38,347	$34,394	$29,059	$3,953	$5,335
Noninterest income increased $4.0 million , or 11%, in 2018 compared to 2017. This improvement was primarily due to higher income from card services, service charges on deposit accounts, other income from non-core acquired assets, and the sale of an equity partnership included in other income.
Noninterest income increased $5.3 million, or 18%, in 2017 compared to 2016. The increase was primarily due to higher income from deposit service charges, wealth management revenue, and card services from the acquisition of JCB, as well as growth in the client base. This income growth was partially offset by lower gains on the sale of other real estate, which declined $1.7 million from 2016.
The Company expects growth in noninterest income of a high single digit percentage for 2019 over 2018 levels, exclusive of the impact of the pending acquisition of Trinity and LANB.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense for each of the years in the three-year period ended December 31, 2018:

	Years ended December 31,			Change from
($ in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Employee compensation and benefits	$66,039	$61,388	$49,846	$4,651	$11,542
Occupancy	9,550	9,057	6,889	493	2,168
Data processing	6,321	6,272	4,723	49	1,549
Professional fees	3,134	3,813	3,825	(679)	(12)
FDIC and other insurance	3,272	3,194	3,018	78	176
Loan, legal, and other real estate expense	1,088	2,220	1,635	(1,132)	585
Merger related expenses	1,271	6,462	1,386	(5,191)	5,076
Other expenses	28,356	22,645	14,788	5,711	7,857
Total noninterest expense	$119,031	$115,051	$86,110	$3,980	$28,941

Efficiency ratio	51.70%	54.35%	52.33%	(2.65)%	2.02%
Core efficiency ratio[1]	52.04	52.93	54.70	(0.89)	(1.77)

1 A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial Measures."

Noninterest expenses increased $4.0 million, or 3%, in 2018 compared to 2017. Increases in employee compensation and benefits and other miscellaneous expenses primarily consisting of tax credit investment amortization expense were partially offset by a reduction in merger related expenses.

Noninterest expenses increased $28.9 million, or 34%, in 2017 compared to 2016. This increase primarily represented the additional operating and run-rate expenses associated with the acquisition of JCB completed in 2017, as well as continued investments in underlying business growth. Other core noninterest expense included $1.4 million of tax credit investment amortization. These investments have a corresponding and higher benefit in the Company’s income tax expense line and were consistent with the Company’s overall tax planning efforts.

The Company expects to continue to invest in revenue producing associates and other infrastructure that supports additional growth. These investments are expected to result in expense growth, at a rate of 35% - 45% of projected revenue growth for 2019, resulting in continued improvements to the Company’s efficiency ratio, exclusive of the impact of the pending acquisition of Trinity and LANB.

Income Taxes

The Company estimates its statutory federal and state tax rate to be 24.7%. Permanent differences between pre-tax income and taxable income along with tax planning initiatives reduced the effective income tax rate. In 2018, the Company recorded income tax expense of $15.4 million on pre-tax income of $104.6 million, resulting in an effective income tax rate of 14.7%.

The following items impacted the 2018 effective tax rate:

•
A subsidiary dividend timing election resulting in a reduction of income tax expense of $2.7 million, partially offset by $0.7 million of excise tax included as a component of noninterest expenses; and

•	excess tax benefits on stock awards of $1.6 million.

The Company expects its effective tax rate for 2019 to be approximately 18% - 20%.

In 2017, the Company recorded income tax expense of $38.3 million on pre-tax income of $86.5 million, resulting in an effective tax rate of 44.3%. The following items impacted the 2017 effective tax rate:

•	$12.1 million deferred tax asset revaluation charge due to the Tax Cuts and Jobs Act,

•	tax credit investments made in the year yielded $1.6 million of federal tax credits, and

•	excess tax benefits on stock awards totaled $2.1 million.

In 2016, the Company recorded income tax expense of $26.0 million on pre-tax income of $74.8 million, resulting in an effective tax rate of 34.7%. The following items impacted the 2016 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $1.0 million, and

•	decrease in the tax rate used for deferred tax assets of $0.3 million.

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Total cash and cash equivalents	$196,552	$153,323	$198,802	28.19%	(22.88)%
Securities	787,048	715,131	541,260	10.06%	32.12%
Portfolio loans	4,333,125	4,066,659	3,118,392	6.55%	30.41%
Non-core acquired loans	16,876	30,391	39,769	(44.47)%	(23.58)%
Total assets	5,645,662	5,289,225	4,081,328	6.74%	29.60%
Deposits	4,587,985	4,156,414	3,233,361	10.38%	28.55%
Total liabilities	5,041,858	4,740,652	3,694,230	6.35%	28.33%
Total shareholders’ equity	603,804	548,573	387,098	10.07%	41.71%

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

The following table sets forth the composition of the Company’s loan portfolio by type of loans at the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Commercial and industrial	$2,121,446	$1,919,145	$1,632,714	$1,484,327	$1,270,259
Commercial real estate - investor owned	862,672	806,945	544,808	428,064	413,026
Commercial real estate - owner occupied	611,910	556,660	350,148	342,959	357,503
Construction and land development	331,899	305,468	194,542	161,061	144,773
Residential real estate	299,873	342,518	240,760	196,498	185,252
Consumer and other	105,325	135,923	155,420	137,828	63,103
Portfolio loans	$4,333,125	$4,066,659	$3,118,392	$2,750,737	$2,433,916
Non-core acquired loans	16,876	30,391	39,769	74,758	99,103
Total loans	$4,350,001	$4,097,050	$3,158,161	$2,825,495	$2,533,019

	December 31,
	2018	2017	2016	2015	2014
Commercial and industrial	48.8%	46.8%	51.7%	52.5%	50.2%
Commercial real estate - investor owned	19.8	19.7	17.2	15.2	16.3
Commercial real estate - owner occupied	14.1	13.6	11.1	12.1	14.1
Construction and land development	7.6	7.5	6.2	5.7	5.7
Residential real estate	6.9	8.4	7.6	7.0	7.3
Consumer and other	2.4	3.3	4.9	4.9	2.5
Non-core acquired loans	0.4	0.7	1.3	2.6	3.9
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%
C&I loans are made based on the borrower’s ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.

Real estate loans are also based on the borrower’s character, but more emphasis is placed on the estimated cash flows from the operation of the property, or the underlying collateral values, or both.

•
Our commercial real estate loans, including investor-owned and owner-occupied categories, primarily represent multifamily and other commercial property loans on which the primary source of repayment is income from the property. At December 31, 2018, these loans totaled $1.1 billion, or 77% of the category. These loans are principally located within our St. Louis, Kansas City, and Phoenix markets, and they are underwritten based on the cash flow coverage of the property, the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit. Commercial real estate loans also represent owner-occupied C&I loans for which the primary source of repayment is dependent on sources other than the underlying collateral.

•
Construction and land development loans relating primarily to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. $81.9 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function is employed.

•
Residential real estate loans include residential mortgages, which are loans that, due to size or other attributes, do not qualify for conventional home mortgages available for sale in the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value at origination.

Consumer and other loans represent loans to individuals, loans to state and political subdivisions, loans to nondepository financial institutions, and loans to purchase or are fully secured by investment securities. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination and thereafter.

The following table illustrates loan growth, including selected specialized lending detail, at December 31, 2018 and 2017:

	December 31,
($ in thousands)	2018	2017	Change	% Change
C&I - general	$994,057	$936,588	$57,469	6.1%
CRE investor owned - general	857,428	801,156	56,272	7.0
CRE owner occupied - general	494,630	468,151	26,479	5.7
Enterprise value lending[a]	465,992	407,644	58,348	14.3
Life insurance premium financing[a]	417,950	364,876	53,074	14.5
Residential real estate - general	299,518	342,140	(42,622)	(12.5)
Construction and land development - general	308,086	294,123	13,963	4.7
Tax credits[a]	262,735	234,835	27,900	11.9
Agriculture	135,849	91,031	44,818	49.2
Consumer and other - general	96,880	126,115	(29,235)	(23.2)
Portfolio loans	4,333,125	4,066,659	266,466	6.6
Non-core acquired	16,876	30,391	(13,515)	(44.5)
Total Loans	$4,350,001	$4,097,050	$252,951	6.2%
Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
aSpecialized categories may include a mix of C&I, CRE, Construction and land development, or Consumer and other loans.

The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. For the period ending December 31, 2018, C&I loans increased $202 million, or 11% from 2017. C&I loan growth also supports our efforts to maintain the Company’s asset sensitive interest rate risk position. Additionally, our specialized products, especially Enterprise value lending, Life insurance premium financing, and Tax credit financing/lending, consist of primarily C&I loans, and have contributed significantly to the Company’s C&I loan growth. These loans are sourced through relationships developed with wealth and estate planning firms and private equity funds, and are not bound geographically by our three markets with branch facilities. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets.

We expect continued loan growth in 2019 to be a high single digit percentage, exclusive of the impact of the pending acquisition of Trinity and LANB.

The following table presents a breakdown of our loan categories at December 31, 2018 and 2017:

	% of portfolio
	2018			2017
	Portfolio Loans	Non-core Acquired Loans	Total Loans	Portfolio Loans	Non-core Acquired Loans	Total Loans
Non-real estate:
Commercial and industrial	49%	10%	49%	47%	9%	47%
Consumer and other	2	—	2	3	—	3
Total non-real estate	51%	10%	51%	50%	9%	50%

Real estate:
Commercial - investor owned
Retail	6%	18%	6%	6%	10%	6%
Commercial office	6	11	6	6	7	6
Multi-family housing	2	—	2	2	—	2
Industrial/ Warehouse	3	—	3	3	—	3
Other	3	—	3	3	—	3
Total commercial real estate - investor owned	20%	29%	20%	20%	17%	20%

Commercial - owner occupied
Commercial and industrial	8%	13%	8%	8%	30%	8%
Other	6	1	6	6	1	6
Total commercial real estate - owner occupied	14%	14%	14%	14%	31%	14%

Construction and land development	8%	16%	8%	8%	11%	8%

Residential
Investor owned	2%	3%	2%	6%	27%	6%
Owner occupied	5	28	5	2	5	2
Total residential real estate	7%	31%	7%	8%	32%	8%

Total real estate	49%	90%	49%	50%	91%	50%

Total	100%	100%	100%	100%	100%	100%

The following descriptions focus on portfolio loans at December 31, 2018, and exclude non-core acquired loans.

The commercial and industrial category represents $2.1 billion, or 49%, of portfolio loans. This category includes $743 million in loans secured by general business assets, such as accounts receivable, inventory and equipment. Additionally, $464 million is from the Enterprise value lending portfolio, and $418 million is from the Life insurance premium finance portfolio. Loans secured by general business assets consist of approximately 1,100 relationships with an average outstanding balance of $2 million. The largest loans within this category are a $23 million term loan secured by accounts receivable and inventory and a $22 million term loan secured by the cash surrender value of a life insurance policy.

The Enterprise value lending portfolio comprised 22% of the C&I category as of December 31, 2018. This portfolio primarily consists of loans in the manufacturing sector. As of December 31, 2018, the average outstanding balance of individual loans in this category was $5 million. The largest relationships within this category are a $15 million relationship in the administrative and support services sector and a $14 million relationship in the the rental and leasing services sector.

Within the investor-owned commercial real estate portfolio, the largest loans are retail and commercial office permanent loans. The Company had $262 million of investor-owned permanent loans secured by retail properties at December 31, 2018. There are approximately 90 loan relationships in this category with an average outstanding loan balance of $3 million. The largest loans within this category are a $17 million loan secured by a multi-tenant retail center in Kansas City, a $14 million loan secured by a hotel in Illinois, and a $13 million loan secured by a multi-tenant retail center in Phoenix. The Company had $251 million of investor-owned permanent loans secured by commercial office properties at December 31, 2018. There are approximately 100 loan relationships with an average outstanding loan balance of $3 million. The largest loans within this category are a $20 million loan secured by a multi-tenant office building in the St. Louis area, a $17 million loan secured by a multi-tenant office condominium complex in Phoenix, and a $14 million loan secured by an office building in the St. Louis region.

Within the owner-occupied commercial real estate portfolio, the largest loans are commercial and industrial loans. The Company had $338 million of owner-occupied loans secured by commercial and industrial properties at December 31, 2018. There are approximately 330 loan relationships in this category with an average outstanding loan balance of $1 million. The largest loans within this category are a $9 million loan secured by an industrial building, an $8 million loan secured by a retail and warehouse building in the St. Louis region, and an $8 million loan secured by an office building in Kansas City.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2018, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

Loans at December 31, 2018 mature or reprice as follows:

	Loans Maturing or Repricing
($ in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total	Percent of Total Loans
Fixed Rate Loans (1) (2)
Commercial and industrial	$76,919	$241,420	$23,454	$341,793	8%
Real estate:
Commercial	156,048	769,297	67,901	993,246	23
Construction and land development	40,960	102,143	2,199	145,302	4
Residential	33,804	53,829	10,662	98,295	2
Consumer and other	7,963	18,484	23,231	49,678	1
Non-core acquired loans	6,921	971	57	7,949	—
Total	$322,615	$1,186,144	$127,504	$1,636,263	38%
Variable Rate Loans (1) (2)
Commercial and industrial	$1,730,028	$35,219	$14,406	$1,779,653	41%
Real estate:
Commercial	400,941	76,143	4,252	481,336	11
Construction and land development	177,773	8,824	—	186,597	4
Residential	105,139	80,322	16,117	201,578	5
Consumer and other	48,994	6,653	—	55,647	1
Non-core acquired loans	7,417	1,510	—	8,927	—
Total	$2,470,292	$208,671	$34,775	$2,713,738	62%
Loans (1) (2)
Commercial and industrial	$1,806,947	$276,639	$37,860	$2,121,446	49%
Real estate:
Commercial	556,989	845,440	72,153	1,474,582	34
Construction and land development	218,733	110,967	2,199	331,899	8
Residential	138,943	134,151	26,779	299,873	7
Consumer and other	56,957	25,137	23,231	105,325	2
Non-core acquired loans	14,338	2,481	57	16,876	—
Total	$2,792,907	$1,394,815	$162,279	$4,350,001	100%

(1) Loan balances are net of unearned loan fees.
(2) Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise 38% of the total loan portfolio at December 31, 2018, and 62% of the Company’s loans are variable rate loans, most of which are based on the prime rate or LIBOR. In 2018, the Federal Reserve raised the targeted Fed Funds rate 25 basis points on four separate occasions. These increases resulted in a Fed Funds Target rate of 2.25% to 2.50% and a prime rate of 5.50% at December 31, 2018. Most loan originations have one to three year maturities. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” of this MD&A section.

Of the $557 million of commercial real estate loans maturing in one year or less, $337 million, or 61%, represent loans secured by non-owner occupied commercial properties.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
($ in thousands)	2018	2017	2016	2015	2014
Allowance for portfolio loan losses, at beginning of period	$38,166	$37,565	$33,441	$30,185	$27,289
Loans charged off:
Commercial and industrial	(6,894)	(9,872)	(2,303)	(3,699)	(3,738)
Real estate:
Commercial	(313)	(207)	(95)	(702)	(700)
Construction and land development	(56)	(254)	—	(350)	(905)
Residential	(546)	(973)	(25)	(1,313)	(48)
Consumer and other	(167)	(201)	(1,912)	(27)	(165)
Total loans charged off	(7,976)	(11,507)	(4,335)	(6,091)	(5,556)
Recoveries of loans previously charged off:
Commercial and industrial	1,133	545	674	1,796	1,768
Real estate:
Commercial	112	235	1,165	1,567	1,101
Construction and land development	459	101	934	674	806
Residential	508	390	123	337	334
Consumer and other	80	73	12	101	34
Total recoveries of loans	2,292	1,344	2,908	4,475	4,043
Net loan charge-offs	(5,684)	(10,163)	(1,427)	(1,616)	(1,513)
Provision for loan losses	9,813	10,764	5,551	4,872	4,409
Allowance for portfolio loan losses, at end of period	$42,295	$38,166	$37,565	$33,441	$30,185

Allowance for PCI loan losses, at beginning of period	$4,411	$5,844	$10,175	$15,410	$15,438
Loans charged off	—	(248)	(1,296)	(25)	(341)
Other	(61)	(551)	(1,089)	(796)	(770)
Net loan charge-offs	(61)	(799)	(2,385)	(821)	(1,111)
Provision (provision reversal) for loan losses	(3,169)	(634)	(1,946)	(4,414)	1,083
Allowance for PCI loan losses, at end of period	$1,181	$4,411	$5,844	$10,175	$15,410

Total allowance for loan losses, at end of period	$43,476	$42,577	$43,409	$43,616	$45,595

Portfolio loans, average	$4,197,875	$3,810,055	$2,915,744	$2,520,734	$2,255,180
Total loans, average	4,221,486	3,845,816	2,971,736	2,608,674	2,374,684
Total loans, ending	4,350,001	4,097,050	3,158,161	2,825,495	2,533,019
Net charge-offs to average loans	0.13%	0.26%	0.05%	0.06%	0.06%
Allowance for loan losses to total loans	1.00	1.04	1.37	1.54	1.80

The following table is a summary of the allocation of the allowance for loan losses for the five-year period ended December 31, 2018:

	December 31,
	2018		2017		2016		2015		2014
($ in thousands)	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans
Commercial and industrial	$29,039	48.8%	$26,406	46.8%	$26,996	51.7%	$22,056	52.5%	$16,983	50.2%
Real estate:
Commercial	8,922	33.9	7,198	33.3	6,310	28.3	6,453	27.3	7,517	30.4
Construction and land development	1,987	7.6	1,487	7.5	1,304	6.2	1,704	5.7	1,715	5.7
Residential	1,616	6.9	2,237	8.4	2,023	7.6	1,796	7.0	2,830	7.3
Consumer and other	731	2.4	838	3.3	932	4.9	1,432	4.9	1,140	2.5
Non-core acquired	1,181	0.4	4,411	0.7	5,844	1.3	10,175	2.6	15,410	3.9
Total allowance	$43,476	100.0%	$42,577	100.0%	$43,409	100.0%	$43,616	100.0%	$45,595	100.0%

The provision for loan losses on portfolio loans for the year ended December 31, 2018 was $9.8 million, compared to $10.8 million, and $5.6 million for the comparable 2017 and 2016 periods, respectively. The provision for loan losses for the years ended December 31, 2018 and 2017 was primarily to provide for reserves and charge-offs incurred on impaired loans, as well as organic loan growth in the portfolio.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the re-measurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the re-measurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision reversal on PCI loans for the year ended December 31, 2018 was $3.2 million, compared to $0.6 million and $1.9 million for the comparable 2017 and 2016 periods, respectively.

The allowance for loan losses was 1.00% of total loans at December 31, 2018, compared to 1.04%, and 1.37%, at December 31, 2017 and 2016, respectively. The decrease in the allowance to loans over the periods presented was due primarily to non-core acquired trends and JCB acquired loans.

See “Critical Accounting Policies” of this MD&A section for more information on the allowance for loan losses methodology.

Nonperforming assets
Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing interest, and troubled debt restructured loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest. Restructured loans involve the granting of a concession to a borrower due to their financial difficulty and include modification of terms of the loan, such as changes in payment schedule or interest rate. Nonperforming assets include nonperforming loans plus other real estate.

Nonperforming loans exclude PCI loans. PCI loans are accounted for on a pool basis, and the pools are considered to be performing. See “Item 8. Note 5 – Loans” for more information.

The Company’s nonperforming loans meet the definition of “impaired loans” in accordance with U.S. GAAP.

The following table presents the categories of nonperforming assets as of the dates indicated:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Non-accrual loans	$16,520	$14,968	$12,585	$8,797	$20,892
Restructured loans	225	719	2,320	303	1,352
Total nonperforming loans	16,745	15,687	14,905	9,100	22,244
Other real estate (1)	469	498	980	8,366	1,896
Total nonperforming assets (1)	$17,214	$16,185	$15,885	$17,466	$24,140

Total assets	$5,645,662	$5,289,225	$4,081,328	$3,608,483	$3,277,003
Total loans	4,303,600	4,022,896	3,118,392	2,825,495	2,533,019
Nonperforming loans to total loans	0.38%	0.38%	0.47%	0.32%	0.88%
Nonperforming assets to total assets (1)	0.30	0.31	0.39	0.48	0.74
Allowance for loan losses to nonperforming loans	260	271	291	479	205

(1)The increase in other real estate included in nonperforming assets from 2014 to 2015 resulted from the reclassification of $5.1 million of other real estate previously covered under FDIC loss share agreements that were terminated in 2015.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See “Item 8. Note 5 – Loans” for more information on these loans, delinquent loans and relevant risk ratings related thereto.

Nonperforming loans based on loan type were as follows:

(in thousands)	December 31, 2018		Number of loans	December 31, 2017		Number of loans
Commercial and industrial	$12,950	77%	13	$12,665	81%	10
Commercial real estate	1,206	7	6	909	6	4
Construction and land development	—	—	—	136	1	1
Residential real estate	2,277	14	5	1,602	10	3
Consumer and other	312	2	1	375	2	1
Total	$16,745	100%	25	$15,687	100%	19

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
(in thousands)	2018	2017
Nonperforming loans, beginning of period	$15,687	$14,905
Additions to nonaccrual loans	15,911	19,092
Additions to restructured loans	354	676
Charge-offs	(7,823)	(11,307)
Other principal reductions	(6,164)	(7,396)
Moved to other real estate	(669)	(283)
Moved to performing	(551)	—
Nonperforming loans, end of period	$16,745	$15,687

Nonperforming loans at December 31, 2018 increased $1.1 million, or 7%, when compared to December 31, 2017. Other principal reductions of $6.2 million includes $0.1 million of proceeds received from sales of collateral, $5.0 million of payments received from borrowers, and $1.1 million of proceeds from other loan settlements.

At December 31, 2018, nonperforming loans were comprised of 19 relationships with the largest being a $3 million C&I relationship, which represented 18% of nonperforming loans. Approximately 56% of nonperforming loans were related to the Company’s specialized lending products, 21% were located in the St. Louis market, and 22% were located in the Kansas City market. At December 31, 2018, there were two performing restructured loans, or one relationship, that were excluded from nonperforming loans in the amount of $1 million. Nonperforming loans represented 0.38% of total loans at both December 31, 2018 and 2017.

At December 31, 2017, nonperforming loans were comprised of three relationships with the largest being a $5 million C&I relationship, which represented 34% of nonperforming loans. Approximately 42% of nonperforming loans were related to the Company’s specialized lending products, 19% were located in the St. Louis market and 37% in the Kansas City market. At December 31, 2017, there were two performing restructured loans, or one relationship, that were excluded from nonperforming loans in the amount of $2 million. Nonperforming loans represented 0.38% of total loans at December 31, 2017, versus 0.47% at December 31, 2016.

Potential problem loans
Potential problem loans are unimpaired loans with a risk rating of 8-Substandard still accruing interest. See “Item 8. Note 5 – Loans” for the definitions of risk ratings. Potential problem loans, which are not included in nonperforming loans, were $53 million, or 1.2%, of portfolio loans outstanding at December 31, 2018, compared to $59 million, or 1.5%, of portfolio loans outstanding at December 31, 2017. For these loans, payment of principal and interest is current and the loans are performing; however, some doubts exist as to the borrower’s ability to continue to comply with repayment terms. Potential problem loans include loans to companies characterized by significant losses or where downward trends in financial performance have been identified, or are in an industry experiencing significant difficulty.

Other real estate
Other real estate at December 31, 2018 and December 31, 2017 was $0.5 million.

At December 31, 2018, other real estate was comprised of one residential real estate property located in the St. Louis region.

The following table summarizes the changes in other real estate:

	Year ended December 31,
(in thousands)	2018	2017
Other real estate, beginning of period	$498	$980
Additions and expenses capitalized to prepare property for sale	877	2,338
Writedowns in value	(44)	(133)
Sales	(862)	(2,687)
Other real estate, end of period	$469	$498

The writedowns in fair value were recorded in loan, legal, and other real estate expense. For the year ended December 31, 2018, the Company realized a net gain of $13 thousand compared to $93 thousand in 2017 on the sale of other real estate and recorded these gains as part of noninterest income.

Investments
At December 31, 2018, our portfolio of investment securities was $787 million, or 14%, of total assets. The portfolio is primarily comprised of agency mortgage-backed securities, obligations of U.S. Government-sponsored enterprises, as well as municipal bonds. The portfolio is comprised of both available for sale and held to maturity securities.

Other investments, at cost, per the consolidated balance sheets, primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities, and other investments in private equity funds, primarily SBICs. At December 31, 2018, of the $9.2 million in FHLB capital stock, $6.3 million was required for FHLB membership and $2.9 million was required to support our outstanding advances. Historically, it has been the FHLB’s practice to automatically repurchase activity-based stock that became excess because of a member’s reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2018		2017		2016
($ in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$98,498	12.1%	$99,224	13.4%	$107,660	19.4%
Obligations of states and political subdivisions	39,316	4.8	48,674	6.6	51,390	9.2
Agency mortgage-backed securities	639,309	78.6	567,233	76.4	382,210	68.7
U.S. Treasury Bills	9,925	1.2	—	—	—	—
FHLB capital stock	9,158	1.1	12,924	1.7	4,351	0.8
Other investments	17,496	2.2	13,737	1.9	10,489	1.9
Total	$813,702	100.0%	$741,792	100.0%	$556,100	100.0%

The Company had no debt securities classified as trading at December 31, 2018, 2017, or 2016.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2018:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$19,857	1.64%	$78,641	1.89%	$—	—%	$—	—%	$—	—%	$98,498	1.84%
Obligations of states and political subdivisions	2,356	3.46	12,390	3.51	22,464	3.34	2,106	3.40	—	—	39,316	3.40
Agency mortgage-backed securities	915	3.43	493,096	2.93	130,810	2.94	14,488	2.82	—	—	639,309	2.93
U.S. Treasury Bills	—	—	9,925	2.47	—	—	—	—	—	—	9,925	2.47
FHLB capital stock	—	—	—	—	—	—	—	—	9,158	4.67	9,158	4.67
Other investments	—	—	—	—	—	—	—	—	17,496	0.67	17,496	0.67
Total	$23,128	1.90%	$594,052	2.80%	$153,274	3.00%	$16,594	2.89%	$26,654	2.04%	$813,702	2.79%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 24.7%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Deposits
The following table shows the breakdown of the Company’s deposits by type for the periods indicated:

	For the Years ended December 31,			% Increase (decrease)
($ in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Demand deposits	$1,100,718	$1,123,907	$866,756	(2.1)%	29.7%
Interest-bearing transaction accounts	1,037,684	915,653	731,539	13.3	25.2
Money market accounts	1,565,729	1,342,931	1,050,472	16.6	27.8
Savings	199,425	195,150	111,435	2.2	75.1
Total core deposits	3,903,556	3,577,641	2,760,202

Certificates of deposit:
Brokered	198,981	115,306	117,145	72.6	(1.6)
Other	485,448	463,467	356,014	4.7	30.2
Total deposits	$4,587,985	$4,156,414	$3,233,361	10.4%	28.5%

Non-Certificates of Deposit / Total deposits	85%	86%	85%
Demand deposits / Total deposits	24	27	27

An increase in deposits from 2017 to 2018 occurred in all areas except demand deposits which experienced a slight decline. Core deposits, defined as total deposits excluding certificates of deposits, were $4 billion at December 31, 2018, an increase of $326 million, or 9%, from December 31, 2017. The Company continues to strengthen and diversify the funding base across all regions and within commercial, consumer, and business categories.

The following table sets forth the maturities of certificates of deposit of $100,000 or more as of December 31, 2018:

(in thousands)	Total
Three months or less	$54,679
Over three through six months	39,114
Over six through twelve months	81,595
Over twelve months	135,680
Total	$311,068

Shareholders’ equity
Shareholders’ equity totaled $604 million at December 31, 2018, an increase of $55.2 million, or 10%, from December 31, 2017.

Significant activity during the year ended December 31, 2018 included the following:

•	Repurchase of 435,432 shares of common stock at an average price of $44.52, or $19.4 million, pursuant to its publicly announced program,

•	dividends paid on common stock of $10.8 million, and

•	net income of $89.2 million.

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

Additionally, liquidity is provided from lines of credit with the FHLB, the Federal Reserve, and correspondent banks; the ability to acquire large and brokered deposits, sales of the securities portfolio, and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

The Bank’s Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Bank’s Board of Directors. Our liquidity position is monitored daily by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. Our liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, a liquidity ratio, and a dependency ratio. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

For the year ended December 31, 2018, net cash used in investing activities was $332 million, compared to net cash used of $312 million in 2017. The investing activities in 2018 primarily represents our normal business activity of making loans and investing in securities. Net cash provided by financing activities was $266 million in 2018, compared to net cash provided of $221 million in 2017. The increase in cash provided by financing activities was primarily due to an increase in deposit accounts, partially offset by net repayments of FHLB advances.

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

The Company has an effective shelf registration statement on Form S-3 registering up to $100 million of common stock, preferred stock, debt securities, and various other securities, including combinations of such securities. The Company’s ability to offer securities pursuant to the registration statement depends on market conditions and the Company’s continuing eligibility to use the Form S-3 under rules of the SEC.

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

The Company has a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank allowing for borrowings up to $25 million which is renewed through February 2020. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of December 31, 2018, there was $2 million outstanding under the Revolving Agreement. This outstanding balance was paid off as of February 20, 2019.

The Bank has historically provided a dividend to supplement the parent company’s liquidity at the discretion of the Bank’s management. The Bank paid dividends of $30 million, $20 million, and $8 million throughout 2018, 2017, and 2016, respectively. The parent company’s cash balance was $6 million as December 31, 2018. The cash portion of the purchase price for the pending acquisition of Trinity is approximately $38 million. In February 2019, the Company secured a five-year, $40 million term note with another bank to principally fund the cash needs of this pending acquisition. Management believes the current level of cash at the holding company and expected proceeds from the term note will be sufficient to meet all projected cash needs for at least the next year.

As of December 31, 2018, the Company had $69 million of outstanding subordinated debentures as part of 10 Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

In January 2019, the Company completed five interest rate swap transactions with a total notional amount of $62 million to hedge its exposure to variability in cash flows on a portion of the Company’s floating-rate debt. The transactions convert the floating 90 day LIBOR rates to a weighted average fixed rate of 2.62% with terms of five or seven years.

Regulations issued by the Federal Reserve Board under the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain tier 1 capital status.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2018, the Bank could borrow an additional $602 million from the FHLB of Des Moines under blanket loan pledges and has an additional $989 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $95 million.

Investment securities are another important tool to the Bank’s liquidity objectives. Securities totaled $787 million at December 31, 2018, and included $434 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $353 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $1 billion in unused commitments as of December 31, 2018. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2018, and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well capitalized” at December 31, 2018, 2017, and 2016. Refer to “Item 8. Note 14 – Regulatory Matters” for a summary of our risk-based capital and leverage ratios.

The following table summarizes the Bank’s various capital ratios at the dates indicated:

($ in thousands)	December 31,			Well Capitalized
	2,018	2,017	2,016	Minimum %
Total capital to risk weighted assets	12.26%	11.36%	11.53%	10.00%
Tier 1 capital to risk weighted assets	11.38%	10.46%	10.37%	8.00%
Tier 1 common equity to risk weighted assets	11.37%	10.46%	10.37%	6.50%
Leverage ratio (Tier 1 capital to average assets)	10.52%	9.68%	9.81%	5.00%
Total risk-based capital	$611,197	$546,314	$430,981
Tier 1 capital	567,296	503,312	387,497
Common equity tier 1 capital	567,239	503,264	387,461

The following table summarizes the Company’s various capital ratios at the dates indicated:

($ in thousands)	December 31,
	2018	2017	2016
Total capital to risk weighted assets	13.02%	12.21%	13.48%
Tier 1 capital to risk weighted assets	11.14%	10.29%	10.99%
Common equity tier 1 capital to risk weighted assets	9.79%	8.88%	9.52%
Leverage ratio (Tier 1 capital to average assets)	10.29%	9.72%	10.42%
Tangible common equity to tangible assets[1]	8.66%	8.14%	8.76%
Total risk-based capital	$650,859	$589,047	$506,349
Tier 1 capital	556,958	496,045	412,865
Common equity tier 1 capital	489,301	428,397	357,729

[1] Not a required regulatory capital ratio

The Company believes the tangible common equity and regulatory capital ratios are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank’s Asset/Liability Management Committee and approved by the Bank’s Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as management believes it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to immediate and sustained parallel rate movements up to 400 basis points, either upward or downward. The Company does not have any direct market risk from commodity exposures.

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

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling. The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company’s earnings sensitivity to a positive or negative 100 basis points parallel rate shock.

The following table summarizes the projected impact of interest rate shocks on net interest income at December 31, 2018 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	7.2%
+ 200 bp	4.9%
+ 100 bp	2.5%
- 100 bp	-4.0%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income. The exception to this is a bull flattener scenario (short term rates remain constant while long term rates decline), which results in a mild decrease in net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2018, the Company had no derivative contracts used to manage interest rate risk. In January 2019, the Company completed five interest rate swap transactions with a total notional amount of $62.0 million to hedge its exposure to variability in cash flows on a portion of the Company’s floating-rate debt. The transactions swapped variable 90 day LIBOR to a fixed rate of 2.62% on average for terms of five to seven years. These transactions were designated as cash flow hedges for accounting purposes. Derivative financial instruments are also discussed in “Item 8. Note 6 – Derivative Financial Instruments.”

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

The required contractual obligations and other commitments, excluding any contractual interest1, at December 31, 2018, were as follows:

		Payments due by Period
(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Operating leases	$17,859	$3,312	$6,589	$4,815	$3,143
Certificates of deposit	684,429	418,082	253,068	12,653	626
Subordinated debentures and notes	119,161	—	—	—	119,161
Federal Home Loan Bank advances	70,000	70,000	—	—	—
Notes payable	2,000	2,000	—	—	—
Commitments - state tax credits	37,473	27,008	10,465	—	—
Commitments - low-income housing tax credits	4,299	4,267	32	—	—
SBICs (2)	20,402	6,121	14,281	—	—

(1) Interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(2) Represents the estimated timing of various capital raises for SBICs and other private equity investments.

The contractual commitments of off-balance sheet financial instruments at December 31, 2018, were as follows:

`		Payments due by Period
(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Commitments to extend credit	1,344,687	690,624	320,602	61,667	271,794
Letters of credit	44,665	40,136	4,529	—	—

See “Item 8. Note 17 – Commitments” for narrative disclosure regarding off-balance sheet arrangements.

As of December 31, 2018, we had liabilities associated with uncertain tax positions of $0.9 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

CRITICAL ACCOUNTING POLICIES
The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see “Item 8. Note 1 – Summary of Significant Accounting Policies.”

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

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

Allowance for Loan Losses
The Company maintains an allowance for loan losses (“the allowance”), which is management’s estimate of probable, inherent losses in the outstanding loan portfolio. The allowance is based on management’s continuous review and evaluation of the loan portfolio. The review and evaluation combines several factors including: consideration of loan loss experience; trends in past due and nonperforming loans; changes in lending policies and procedures; existing business and economic conditions; the fair value of underlying collateral; changes in the nature and volume of the Company’s loan portfolio; changes in the lending department of the Company; volume and severity of past due loans;

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

The second element reflects the application of our loan rating system. Loans are rated and assigned a loss allocation factor for each category based on a loss migration analysis using the Company’s loss experience over the last six years. The higher the rating assigned to a loan, the greater the loss allocation percentage applied. This element also incorporates an estimate of the loss emergence period, which is an estimate of the time between when a credit event occurs and when the charge-off of a loan occurs. The process is an estimate and is, therefore, imprecise. For example, if our estimate of the loss emergence period would have been increased/decreased by one quarter, it would have resulted in an increase of $3.3 million and a decrease of $2.9 million, respectively, in our allowance at December 31, 2018.

The qualitative adjustment is based on management’s evaluation of conditions that are not directly reflected in the loss migration analysis and/or specific reserve. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits. The conditions evaluated in connection with the qualitative or environmental adjustment include the following:

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

Executive management reviews these conditions quarterly based on discussion with our lending staff. Management then assigns a specified number of basis points of allowance to each factor above by loan category. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or loan category as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or loan category.

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

Management believes the allowance for loan losses is adequate at December 31, 2018.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company beginning January 1, 2020. This standard, referred to as CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses in the period when the loans are booked. CECLwill change the current methodology and may require us to increase our allowance for loan losses and increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

Purchased Credit Impaired (“PCI”) Loans
PCI loans are acquired in a business combination or transaction that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Disposals of loans, including sales of loans, paydowns, payments in full or foreclosures result in the removal or reduction of the loan from the loan pool.

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

Goodwill and Other Intangible Assets
The Company completes a goodwill impairment test in the fourth quarter each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill, or intangible assets, respective carrying amount. The impairment test involves the use of various estimates and assumptions. Management believes the estimates and assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill or intangible assets in the future due to changes in business prospects or other matters that could impact estimates and assumptions.

Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. At December 31, 2018, the Company had one reporting unit and one operating segment.

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

In 2018, we performed a qualitative assessment to determine if our goodwill was impaired. At December 31, 2018 and December 31, 2017, the Company’s goodwill balance was $117.3 million. The 2018 annual impairment evaluation of goodwill and intangible balances did not identify any impairment.

Impact of Inflation and Changing Prices
Our consolidated financial statements and related data presented in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts (except with respect to securities classified as available for sale which are carried at market value) without considering the changes in the relative purchasing power of money over time due to inflation. Substantially all of our assets and liabilities are monetary in nature; as a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same magnitude as the price of goods and services.

Effects of New Accounting Pronouncements
See “Item 8. Note 21 – New Authoritative Accounting Guidance” for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Use of Non-GAAP Financial Measures
The Company’s accounting and reporting policies conform to U.S. GAAP and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as core net income and net interest margin, and other core performance measures, regulatory capital ratios, and the tangible common equity ratio, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Commencing in the fourth quarter of 2018, due to declining balances in the non-core acquired loan portfolio, the Company determined to no longer report core earnings, which is a non-GAAP measure, on a full income statement presentation basis as the variance to the most directly comparable GAAP measure is now insignificant and to avoid any suggestion that such non-GAAP presentation exhibits prominence over the most directly comparable GAAP measure.

The Company considers its core net interest margin and core efficiency ratio, collectively “core performance measures” presented in this Annual Report on Form 10-K, as relevant measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans and related income and expenses, the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude the following:

•	expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements, and

•	certain other income and expense items the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis, such as:

◦	executive separation costs,

◦	merger related expenses,

◦	facilities charges, and

◦	the gain or loss on sale of investment securities.

The Company believes the tangible common equity ratio provides useful information to investors about the Company’s capital strength, even though it is considered to be a non-GAAP financial measure, and is not part of the regulatory capital requirements to which the Company is subject.

The Company believes these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding the Company’s performance and capital strength. The Company’s management uses, and believes investors benefit from referring to, these non-GAAP measures and ratios in assessing the Company’s operating results and related trends and when forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. The Company has provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Reconciliations of Non-GAAP Financial Measures

Core Performance Measures

	For the Years ended
($ in thousands, except per share data)	December 31, 2018	December 31, 2017	December 31, 2016
Net interest income	$191,905	$177,304	$135,495
Less: Incremental accretion income	3,701	7,718	11,980
Core net interest income	188,204	169,586	123,515

Total noninterest income	38,347	34,394	29,059
Less: Other income from non-core acquired assets	1,048	(6)	2,186
Less: Gain on sale of investment securities	9	22	86
Less: Other non-core income	675	—	—
Core noninterest income	36,615	34,378	26,787

Total core revenue	$224,819	$203,964	$150,302

Total noninterest expense	$119,031	$115,051	$86,110
Less: Merger related expenses	1,271	6,462	1,386
Less: Other expenses (credits) related to non-core acquired loans	(163)	240	1,094
Less: Facilities disposal charge	239	389	1,040
Less: Executive severance	—	—	332
Less: Other non-core expenses	682	—	41
Core noninterest expense	$117,002	$107,960	$82,217

Core efficiency ratio	52.04%	52.93%	54.70%

Net Interest Margin to Core Net Interest Margin (Fully tax equivalent)

($ in thousands)	For the Years ended December 31,
	2018	2017	2016
Net interest income	$192,725	$179,114	$137,261
Less: Incremental accretion income	3,701	7,718	11,980
Core net interest income	$189,024	$171,396	$125,281

Average earning assets	$5,041,395	$4,611,670	$3,570,186
Reported net interest margin	3.82%	3.88%	3.84%
Core net interest margin	3.75	3.72	3.51

Tangible Common Equity ratio

	For the Years ended December 31,
($ in thousands)	2018	2017	2016
Total shareholders' equity	$603,804	$548,573	$387,098
Less: Goodwill	117,345	117,345	30,334
Less: Intangible assets	8,553	11,056	2,151
Tangible common equity	$477,906	$420,172	$354,613

Total assets	$5,645,662	$5,289,225	$4,081,328
Less: Goodwill	117,345	117,345	30,334
Less: Intangible assets	8,553	11,056	2,151
Tangible assets	$5,519,764	$5,160,824	$4,048,843

Tangible common equity to tangible assets	8.66%	8.14%	8.76%

Regulatory Capital to Risk-weighted Assets

	For the Years ended December 31,
($ in thousands)	2018	2017	2016
Total shareholders' equity	$603,804	$548,573	$387,098
Less: Goodwill	117,345	117,345	30,334
Less: Intangible assets, net of deferred tax liabilities	6,440	6,661	800
Less: Unrealized gains (losses)	(9,282)	(3,818)	(1,741)
Plus: Other	—	12	24
Common equity tier 1 capital	489,301	428,397	357,729
Plus: Qualifying trust preferred securities	67,600	67,600	55,100
Plus: Other	57	48	36
Tier 1 capital	556,958	496,045	412,865
Plus: Tier 2 capital	93,901	93,002	93,484
Total risk-based capital	$650,859	$589,047	$506,349

Total risk weighted assets determined in accordance with prescribed regulatory requirements	$4,999,363	$4,822,695	$3,757,160

Common equity tier 1 to risk weighted assets	9.79%	8.88%	9.52%
Tier 1 capital to risk-weighted assets	11.14	10.29	10.99
Total risk-based capital to risk-weighted assets	13.02	12.21	13.48

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” and “Interest Rate Risk” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 22, 2019

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 22, 2019

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2018 and 2017

(in thousands, except share and per share data)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$91,511	$91,084
Federal funds sold	1,714	1,223
Interest-earning deposits (including $1,305 and $1,365 pledged as collateral, respectively)	103,327	61,016
Total cash and cash equivalents	196,552	153,323
Interest-earning deposits greater than 90 days	3,185	2,645
Securities available for sale	721,369	641,382
Securities held to maturity	65,679	73,749
Loans held for sale	392	3,155
Loans	4,350,001	4,097,050
Less: Allowance for loan losses	43,476	42,577
Total loans, net	4,306,525	4,054,473
Other real estate	469	498
Other investments, at cost	26,654	26,661
Fixed assets, net	32,109	32,618
Accrued interest receivable	16,069	14,069
State tax credits, held for sale, including $0 and $400 carried at fair value, respectively	37,587	43,468
Goodwill	117,345	117,345
Intangible assets, net	8,553	11,056
Other assets	113,174	114,783
Total assets	$5,645,662	$5,289,225

Liabilities and Shareholders' equity
Demand deposits	$1,100,718	$1,123,907
Interest-bearing transaction accounts	1,037,684	915,653
Money market accounts	1,565,729	1,342,931
Savings	199,425	195,150
Certificates of deposit:
Brokered	198,981	115,306
Other	485,448	463,467
Total deposits	4,587,985	4,156,414
Subordinated debentures and notes (net of debt issuance cost of $1,005 and $1,136, respectively)	118,156	118,105
Federal Home Loan Bank advances	70,000	172,743
Other borrowings	221,450	253,674
Notes payable	2,000	—
Accrued interest payable	1,977	1,730
Other liabilities	40,290	37,986
Total liabilities	5,041,858	4,740,652

Commitments and contingent liabilities (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 23,938,994 and 23,781,112 shares issued, respectively	239	238
Treasury stock, at cost; 1,127,105 and 691,673 shares, respectively	(42,655)	(23,268)
Additional paid in capital	350,936	350,061
Retained earnings	304,566	225,360
Accumulated other comprehensive loss	(9,282)	(3,818)
Total shareholders' equity	603,804	548,573
Total liabilities and shareholders' equity	$5,645,662	$5,289,225

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2018, 2017, and 2016

	Years ended December 31,
(in thousands, except per share data)	2018	2017	2016
Interest income:
Interest and fees on loans	$217,212	$185,452	$137,738
Interest on debt securities:
Taxable	17,469	14,551	9,590
Nontaxable	1,074	1,283	1,300
Interest on interest-bearing deposits	1,141	804	370
Dividends on equity securities	906	449	226
Total interest income	237,802	202,539	149,224
Interest expense:
Interest-bearing transaction accounts	3,643	2,195	1,370
Money market accounts	19,361	8,708	4,439
Savings accounts	597	459	262
Certificates of deposit	10,168	5,838	4,770
Subordinated debentures and notes	5,798	5,095	1,894
Federal Home Loan Bank advances	5,556	2,356	555
Notes payable and other borrowings	774	584	439
Total interest expense	45,897	25,235	13,729
Net interest income	191,905	177,304	135,495
Provision for loan losses, net	6,644	10,130	3,605
Net interest income after provision for loan losses	185,261	167,174	131,890
Noninterest income:
Service charges on deposit accounts	11,749	11,043	8,615
Wealth management revenue	8,241	8,102	6,729
Card services revenue	6,686	5,433	3,130
Tax credit activity, net	2,820	2,581	2,647
Gain on sale of other real estate	13	93	1,837
Gain on sale of investment securities	9	22	86
Miscellaneous income	8,829	7,120	6,015
Total noninterest income	38,347	34,394	29,059
Noninterest expense:
Employee compensation and benefits	66,039	61,388	49,846
Occupancy	9,550	9,057	6,889
Data processing	6,321	6,272	4,723
Professional fees	3,134	3,813	3,825
FDIC and other insurance	3,272	3,194	3,018
Loan legal and other real estate expense	1,088	2,220	1,635
Merger related expenses	1,271	6,462	1,386
Other	28,356	22,645	14,788
Total noninterest expense	119,031	115,051	86,110

Income before income tax expense	104,577	86,517	74,839
Income tax expense	15,360	38,327	26,002
Net income	$89,217	$48,190	$48,837

Earnings per common share
Basic	$3.86	$2.10	$2.44
Diluted	3.83	2.07	2.41
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2018, 2017, and 2016

	Years ended December 31,
(in thousands)	2018	2017	2016
Net income	$89,217	$48,190	$48,837
Other comprehensive loss, net of tax:
Unrealized losses on investment securities arising during the period, net of income tax benefit of $1,517, $1,265, and $1,168, respectively	(4,623)	(2,064)	(1,906)
Less: Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense of $2, $9, and $33, respectively	(7)	(13)	(53)
Total other comprehensive loss	(4,630)	(2,077)	(1,959)
Total comprehensive income	$84,587	$46,113	$46,878

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2018, 2017, and 2016

($ in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance December 31, 2015	$201	$(1,743)	$210,589	$141,564	$218	$350,829
Net income	$—	$—	$—	$48,837	$—	$48,837
Other comprehensive loss	—	—	—	—	(1,959)	(1,959)
Cash dividends paid on common shares, $0.41 per share	—	—	—	(8,211)	—	(8,211)
Repurchase of common shares	—	(4,889)	—	—	—	(4,889)
Issuance under equity compensation plans, 213,234 shares, net	2	—	(2,205)	—	—	(2,203)
Share-based compensation	—	—	3,367	—	—	3,367
Excess tax benefit related to equity compensation plans	—	—	1,327	—	—	1,327
Balance December 31, 2016	$203	$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	$—	$—	$—	$48,190	$—	$48,190
Other comprehensive loss	—	—	—	—	(2,077)	(2,077)
Cash dividends paid on common shares, $0.44 per share	—	—	—	(10,249)	—	(10,249)
Repurchase of common shares	—	(16,636)	—	—	—	(16,636)
Issuance under equity compensation plans, 174,895 shares, net	2	—	(2,911)	—	—	(2,909)
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc., 3,299,865 shares, net	33	—	141,696	—	—	141,729
Share-based compensation	—	—	3,427	—	—	3,427
Reclassification for the adoption of share-based payment guidance	—	—	(5,229)	5,229	—	—
Balance December 31, 2017	$238	$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	$—	$—	$—	$89,217	$—	$89,217
Other comprehensive loss	—	—	—	—	(4,630)	(4,630)
Cash dividends paid on common shares, $0.47 per share	—	—	—	(10,845)	—	(10,845)
Repurchase of common shares	—	(19,387)	—	—	—	(19,387)
Issuance under equity compensation plans, 157,882 shares, net	1	—	(2,577)	—	—	(2,576)
Share-based compensation	—	—	3,452	—	—	3,452
Reclassification adjustments for change in accounting policies	—	—	—	834	(834)	—
Balance December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017, and 2016

	Years ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$89,217	$48,190	$48,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,532	3,281	2,428
Provision for loan losses	6,644	10,130	3,605
Deferred income taxes	3,307	21,105	7,263
Net amortization of debt securities	1,691	2,415	3,225
Amortization of intangible assets	2,503	2,609	924
Gain on sale of investment securities	(9)	(22)	(86)
Mortgage loans originated for sale	(36,229)	(138,949)	(157,129)
Proceeds from mortgage loans sold	39,310	145,836	154,993
Gain on sale of other real estate	(13)	(93)	(1,837)
Gain on state tax credits, net	(2,820)	(2,581)	(2,647)
Excess tax benefit of share-based compensation	—	—	(1,327)
Share-based compensation	3,452	3,427	3,367
Net accretion of loan discount	(1,700)	(5,609)	(11,057)
Changes in:
Accrued interest receivable	(2,001)	(158)	(2,718)
Accrued interest payable	247	(27)	476
Other assets	(677)	506	(7,739)
Other liabilities	2,354	(44,269)	41,943
Net cash provided by operating activities	108,808	45,791	82,521
Cash flows from investing activities:
Proceeds from JCB acquisition, net of cash purchase price	—	4,456	—
Net increase in loans	(257,872)	(270,090)	(328,023)
Proceeds received from:
Sale of debt securities, available for sale	1,451	144,076	2,493
Paydown or maturity of debt securities, available for sale	84,189	143,949	63,502
Paydown or maturity of debt securities, held to maturity	6,397	6,510	3,655
Redemption of other investments	50,274	43,207	52,279
Sale of state tax credits held for sale	14,718	15,314	18,757
Sale of other real estate	875	2,779	11,346
Settlement of bank-owned life insurance policies	1,256	—	—
Payments for the purchase of:
Available for sale debt securities	(172,026)	(325,393)	(81,195)
Held to maturity debt securities	—	—	(40,529)
Other investments	(51,828)	(56,412)	(49,645)
State tax credits held for sale	(6,017)	(18,294)	(8,201)
Fixed assets	(3,035)	(2,546)	(2,496)
Net cash used in investing activities	(331,618)	(312,444)	(358,057)

	Years ended December 31,
(in thousands)	2018	2017	2016
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(23,189)	96,681	149,296
Net increase in interest-bearing deposit accounts	454,760	61,204	299,474
Proceeds from the issuance of subordinated notes	—	—	48,733
Proceeds from Federal Home Loan Bank advances	1,258,000	1,716,500	1,357,000
Repayments of Federal Home Loan Bank advances	(1,360,500)	(1,544,000)	(1,467,000)
Proceeds from notes payable	2,000	10,000	—
Repayments of notes payable	—	(10,000)	—
Net (decrease) increase in other borrowings	(32,224)	(79,417)	6,654
Cash dividends paid on common stock	(10,845)	(10,249)	(8,211)
Excess tax benefit of share-based compensation	—	—	1,327
Repurchase of common stock	(19,387)	(16,636)	(4,889)
Payments for the issuance of equity instruments, net	(2,576)	(2,909)	(2,203)
Net cash provided by financing activities	266,039	221,174	380,181
Net increase (decrease) in cash and cash equivalents	43,229	(45,479)	104,645
Cash and cash equivalents, beginning of period	153,323	198,802	94,157
Cash and cash equivalents, end of period	$196,552	$153,323	$198,802
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$45,650	$24,610	$13,253
Income taxes	10,136	12,449	26,039
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$876	$564	$2,743
Sales of other real estate financed	—	—	140
Common shares issued in connection with acquisitions	—	141,729	—

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

Use of Estimates
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, indemnification assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days of the balance sheet date to be cash and cash equivalents. At December 31, 2018 and 2017, approximately $15.1 million, and $17.5 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

Recently Adopted Accounting Pronouncements
During the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value through earnings, and eliminates the available-for-sale classification for equity securities with readily determinable fair values. The guidance also provides an alternative to measure equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer (the “measurement alternative”). The Company elected the measurement alternative for its qualifying equity securities. The adoption of this update resulted in an insignificant increase to retained earnings which was reclassified from accumulated other comprehensive income.

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” in the first quarter of 2018 using the modified retrospective approach. Implementation of this guidance did not change current business practices or have any changes to the Company's consolidated financial statements. See “Revenue” in this section for more information.

In addition, the Company early adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” during the first quarter of 2018. The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. The adoption of this update did not have a material effect on the Company's consolidated financial statements.

The Company also early adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” during the first quarter of 2018. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which among other things, reduced the maximum federal corporate tax rate from 35% to 21%. The adoption of this update resulted in an increase to retained earnings of $0.8 million which was reclassified from accumulated other comprehensive income.

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

Declines in the fair value of securities below their cost deemed to be other-than-temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it’s more likely than not the Company would be required to sell the security before its anticipated recovery in market value.

Premiums and discounts are amortized or accreted over the expected lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2018 or 2017. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s consolidated statements of operations.

Portfolio Loans
Loans are reported at the principal balance outstanding, net of unearned fees, costs, and premiums or discounts on acquired loans. Loan origination fees, direct origination costs, and premiums or discounts resulting from acquired loans are deferred and recognized over the lives of the related loans as a yield adjustment using the interest method.

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower’s credit has occurred which, in management’s judgment, negatively impacts the collectibility of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectible and subsequent interest payments received are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans that have not been restructured are returned to accrual status when management believes full collectibility of principal and interest is expected. Non-accrual loans that have been restructured will remain in a non-accrual status until the borrower has made at least six months of consecutive contractual payments.

Purchased Credit Impaired (“PCI”) Loans
PCI loans are acquired in a business combination or transaction, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Disposals of loans, including sales of loans, paydowns, payments in full or foreclosures result in the removal or reduction of the loan from the loan pool.

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

Impaired loans exclude PCI loans, as described above. Although, if the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated. See “Note 5 – Loans” for more information on these loans.

Loans are generally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed. Income is recorded only to the extent that a determination has been made that the principal balance of the loan is collectable and the interest payments are subsequently received in cash, or for a restructured loan, the borrower has made six consecutive contractual payments. If collectability of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2018, we did not have any loans past due greater than 90 days and not included in nonperforming loans.

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

State Tax Credits Held for Sale
The Company has purchased the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to its clients and others. All state tax credits purchased prior to 2009 are accounted for at fair value. At December 31, 2018, there are no remaining state tax credits held for sale at fair value. All state tax credits purchased since 2009 are accounted for at cost.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset’s carrying amount. The Company’s annual test for impairment was performed in the fourth quarter of December 31, 2018. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” The Company assigns derivatives to one of these categories at the purchase date: cash flow hedge, fair value hedge, or non-designated derivatives. An assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge is performed as required by the accounting standards. Derivatives are included in other assets and other liabilities in the consolidated balance sheets. Generally, the only derivative instruments used by the Company have been interest rate swaps, forward currency contracts, and interest rate caps.

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

•
Wealth management revenue - represents monthly fees earned from directing, holding, and managing customers’ assets. Revenue is recognized over regular intervals, either monthly or quarterly. Incentive fees are only recognized when incurred.

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

In February 2018, the SEC published Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) not addressed in Accounting Standards Codification Topic 740, Income Taxes (“ASC Topic 740”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC Topic 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC Topic 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company considers the accounting for all of the enactment-date income tax effect of the Tax Act complete as of December 31, 2018. No material adjustments were recorded in 2018 to the provisional adjustment of $12.1 million of income tax expense recorded in 2017.

Stock-Based Compensation
Stock-based compensation is recognized as an expense for stock options, restricted stock awards, performance stock units, and restricted stock units granted to employees, directors, and advisors in return for service. Equity classified awards are measured at the grant date fair value using either an observable market value or a valuation methodology, and recognized over the requisite service period on a straight-line basis. Forfeitures are recorded as they occur. A description of the Company’s stock-based employee compensation plan is described in “Note 15 - Compensation Plans.”

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

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes an estimate of the acquisition-date fair value as part of the cost of the combination. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition. Merger-related costs are costs the Company incurs to effect a business combination. In 2017, the Company changed its presentation of Merger related expenses as a separate component of Noninterest expenses on the Condensed Consolidated Statements of Operations.  Merger related expenses include costs directly related to merger or acquisition activity and include legal and professional fees, system consolidation and conversion costs, and compensation costs such as severance and retention incentives for employees impacted by acquisition activity. The Company accounts for merger-related costs as expenses in the periods in which the costs are incurred and the services are received.

For divestitures, the Company measures an asset (disposal group) classified as held for sale at the lower of its carrying value at the date the asset is initially classified as held for sale or its fair value less costs to sell. The Company reports the results of operations of an entity or group of components that either has been disposed of or held for sale as discontinued operations only if the disposal of that component represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

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

Consolidated Statement of Comprehensive Income
The Consolidated Statement of Comprehensive Income includes the amount and the related tax impact that have been reclassified from accumulated other comprehensive income to net income. The classification adjustment for unrealized loss/gain on sale of securities included in net income has been recorded through the gain on sale of investment securities line item, within noninterest income, in the Company’s Consolidated Statements of Operations.

Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

NOTE 2 - ACQUISITIONS & DIVESTITURES

Acquisition of Trinity Capital Corporation.

On November 1, 2018, the Company and the Bank entered into a definitive agreement with Trinity Capital Corporation (“Trinity”) and its wholly-owned bank subsidiary, Los Alamos National Bank (“LANB”), pursuant to which the Company will acquire Trinity and LANB.

Pursuant to the terms of the definitive agreement, upon consummation of the proposed transaction, Trinity shareholders will receive 0.1972 shares of the Company’s common stock and $1.84 in cash for each share of Trinity common stock they hold. Headquartered in Los Alamos, New Mexico, LANB serves businesses and residents in Northern New Mexico and the Albuquerque metro area through its six full-service locations. The proposed transaction has been approved by the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve Bank of St. Louis, and the Missouri Division of Finance. The closing of the proposed transaction, which is anticipated to occur during the first quarter of 2019, remains subject to the approval of Trinity’s shareholders and the satisfaction or waiver, as applicable, of all closing conditions.

Acquisition of Jefferson County Bancshares, Inc.

On February 10, 2017, the Company closed its acquisition of 100% of Jefferson County Bancshares, Inc. (“JCB”) and its wholly-owned subsidiary, Eagle Bank and Trust Company of Missouri. JCB operated 13 full service retail and commercial banking offices in the metropolitan St. Louis area and one in Perry County, Missouri.

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

The acquisition of JCB has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill of $87.0 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of JCB into Enterprise. The goodwill is assigned as part of the Company’s Banking reporting unit.  None of the goodwill recognized is expected to be deductible for income tax purposes.

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

(b)	Fair value adjustment based on the Company’s evaluation of the acquired other real estate portfolio, and reclassification to portfolio loans.

(c)	Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)	Eliminate JCB’s recorded goodwill.

(e)	Record the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum of years digits method over a 10 year useful life.

(f)	Adjustment for deferred taxes at the acquisition date.

(g)	Fair value adjustment based on evaluation of other assets.

(h)	Fair value adjustment to time deposits based on current interest rates.

(i)	Fair value adjustment to the FHLB advances based on current interest rates.

(j)	Fair value adjustment based on the Company’s evaluation of the trust preferred securities.

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

	Pro Forma
	Twelve months ended December 31,
(in thousands, except per share data)	2017	2016
Total revenues (net interest income plus noninterest income)	$213,910	$199,033
Net income	47,227	56,994
Diluted earnings per common share	2.03	2.42

NOTE 3 - EARNINGS PER SHARE

The following table presents a summary of per common share data and amounts for the periods indicated.

	Years ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net income as reported	$89,217	$48,190	$48,837

Weighted average common shares outstanding	23,100	22,953	20,003
Additional dilutive common stock equivalents	189	296	287
Weighted average diluted common shares outstanding	23,289	23,249	20,290

Basic earnings per common share:	$3.86	$2.10	$2.44
Diluted earnings per common share:	$3.83	$2.07	$2.41

There were no common stock equivalents excluded from the earnings per share calculation for any of the periods presented because their effect was anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,926	$—	$(1,428)	$98,498
Obligations of states and political subdivisions	26,566	327	(83)	26,810
Agency mortgage-backed securities	596,825	1,160	(11,849)	586,136
U.S. Treasury Bills	9,962	—	(37)	9,925
Total securities available for sale	$733,279	$1,487	$(13,397)	$721,369

Held to maturity securities:
Obligations of states and political subdivisions	$12,506	$16	$(114)	$12,408
Agency mortgage-backed securities	53,173	—	(1,647)	51,526
Total securities held to maturity	$65,679	$16	$(1,761)	$63,934

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,878	$6	$(660)	$99,224
Obligations of states and political subdivisions	34,181	674	(213)	34,642
Agency mortgage-backed securities	513,082	727	(6,293)	507,516
Total securities available for sale	$647,141	$1,407	$(7,166)	$641,382

Held to maturity securities:
Obligations of states and political subdivisions	$14,031	$69	$(46)	$14,054
Agency mortgage-backed securities	59,718	16	(330)	59,404
Total securities held to maturity	$73,749	$85	$(376)	$73,458

At December 31, 2018, and 2017, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Securities having a fair value of $433.7 million and $500.0 million at December 31, 2018, and December 31, 2017, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the agency mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,357	$22,213	$—	$—
Due after one year through five years	100,084	98,876	2,080	2,063
Due after five years through ten years	11,881	12,038	10,426	10,345
Due after ten years	2,132	2,106	—	—
Agency mortgage-backed securities	596,825	586,136	53,173	51,526
	$733,279	$721,369	$65,679	$63,934

The following table represents a summary of investment securities that had an unrealized loss:

	December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$19,622	$322	$78,876	$1,106	$98,498	$1,428
Obligations of states and political subdivisions	3,102	15	14,156	182	17,258	197
Agency mortgage-backed securities	87,357	2,211	389,770	11,285	477,127	13,496
U.S. Treasury Bills	—	—	9,925	37	9,925	37
	$110,081	$2,548	$492,727	$12,610	$602,808	$15,158

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$13,951	$259	$—	$—	$13,951	$259
Agency mortgage-backed securities	469,655	6,034	12,229	589	481,884	6,623
	$572,915	$6,953	$12,229	$589	$585,144	$7,542

The unrealized losses at both December 31, 2018, and 2017, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2018 and 2017, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and losses realized from sales of available for sale investment securities were as follows:

	December 31,
(in thousands)	2018	2017	2016
Gross gains realized	$9	$22	$86
Gross losses realized	—	—	—
Proceeds from sales	1,451	144,076	2,493

Other Investments, At Cost
At both December 31, 2018, and 2017, other investments, at cost, totaled $26.7 million. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB Des Moines consisting of membership stock and activity-based stock. The FHLB capital stock of $9.2 million, and $12.9 million at December 31, 2018, and 2017, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 10 – Subordinated Debentures).

NOTE 5 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. Loans are accounted for using the guidance in the Accounting Standards Codification (“ASC”) section 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired, or PCI, loans.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for at amortized cost, which includes our originated loans, and loans accounted for as PCI.

(in thousands)	December 31, 2018	December 31, 2017
Loans accounted for at amortized cost	$4,303,600	$4,022,896
Loans accounted for as PCI	46,401	74,154
Total loans	$4,350,001	$4,097,050

The following tables refer to loans accounted for at amortized cost.

Below is a summary of loans by category at December 31, 2018 and 2017:

(in thousands)	December 31, 2018	December 31, 2017
Commercial and industrial	$2,121,008	$1,918,720
Real estate loans:
Commercial - investor owned	843,728	769,275
Commercial - owner occupied	604,498	554,589
Construction and land development	330,097	303,091
Residential	298,944	341,312
Total real estate loans	2,077,267	1,968,267
Consumer and other	107,351	137,234
Loans, before unearned loan fees	4,305,626	4,024,221
Unearned loan fees, net	(2,026)	(1,325)
Loans, including unearned loan fees	$4,303,600	$4,022,896

Following is a summary of activity for the years ended December 31, 2018, 2017, and 2016 of loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of year	$5,349	$15,406	$4,394
New loans and advances	13,995	1,353	11,539
Payments and other reductions	(2,175)	(11,410)	(527)
Balance at end of year	$17,169	$5,349	$15,406

A summary of activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment method for the years ended indicated below is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance at December 31, 2018
Allowance for loan losses:
Balance, beginning of year	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Provision (provision reversal)	8,394	709	1,216	97	(583)	(20)	9,813
Losses charged off	(6,894)	—	(313)	(56)	(546)	(167)	(7,976)
Recoveries	1,133	84	28	459	508	80	2,292
Balance, end of year	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295

Balance at December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Provision (provision reversal)	8,737	456	404	336	797	34	10,764
Losses charged off	(9,872)	(117)	(90)	(254)	(973)	(201)	(11,507)
Recoveries	545	131	104	101	390	73	1,344
Balance, end of year	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166

Balance at December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$22,056	$3,484	$2,969	$1,704	$1,796	$1,432	$33,441
Provision (provision reversal)	6,569	(11)	(1,202)	(1,334)	129	1,400	5,551
Losses charged off	(2,303)	(95)	—	—	(25)	(1,912)	(4,335)
Recoveries	674	42	1,123	934	123	12	2,908
Balance, end of year	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance December 31, 2018
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$4,266	$—	$109	$—	$52	$26	$4,453
Collectively evaluated for impairment	24,773	4,683	4,130	1,987	1,564	705	37,842
Total	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Loans - Ending balance:
Individually evaluated for impairment	$12,950	$398	$2,135	$—	$2,277	$311	$18,071
Collectively evaluated for impairment	2,108,058	843,330	602,363	330,097	296,667	105,014	4,285,529
Total	$2,121,008	$843,728	$604,498	$330,097	$298,944	$105,325	$4,303,600

Balance December 31, 2017
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,508	$—	$71	$—	$—	$—	$2,579
Collectively evaluated for impairment	23,898	3,890	3,237	1,487	2,237	838	35,587
Total	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Loans - Ending balance:
Individually evaluated for impairment	$12,665	$422	$1,975	$136	$1,602	$375	$17,175
Collectively evaluated for impairment	1,906,055	768,853	552,614	302,955	339,710	135,534	4,005,721
Total	$1,918,720	$769,275	$554,589	$303,091	$341,312	$135,909	$4,022,896

A summary of nonperforming loans individually evaluated for impairment by category at December 31, 2018 and 2017, and the income recognized on impaired loans is as follows:

	December 31, 2018
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$21,893	$3,294	$9,656	$12,950	$4,266	$13,827
Real estate:
Commercial - investor owned	553	398	—	398	—	277
Commercial - owner occupied	847	472	336	808	109	691
Construction and land development	—	—	—	—	—	—
Residential	2,425	1,659	618	2,277	52	778
Consumer and other	329	—	312	312	26	—
Total	$26,047	$5,823	$10,922	$16,745	$4,453	$15,573

	December 31, 2017
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$20,750	$2,321	$10,344	$12,665	$2,508	$16,270
Real estate:
Commercial - investor owned	560	422	—	422	—	521
Commercial - owner occupied	487	—	487	487	71	490
Construction and land development	441	136	—	136	—	331
Residential	1,730	1,602	—	1,602	—	1,735
Consumer and other	375	375	—	375	—	375
Total	$24,343	$4,856	$10,831	$15,687	$2,579	$19,722

	December 31,
(in thousands)	2018	2017	2016
Total interest income that would have been recognized under original terms on impaired loans	$2,153	$1,324	$1,079
Total cash received and recognized as interest income on impaired loans	284	643	251
Total interest income recognized on impaired loans still accruing	149	63	155

There were no loans over 90 days past due and still accruing interest at December 31, 2018 or 2017.

The recorded investment in nonperforming loans by category at December 31, 2018 and 2017, is as follows:

	December 31, 2018
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$12,805	$145	$12,950
Real estate:
Commercial - investor owned	398	—	398
Commercial - owner occupied	808	—	808
Construction and land development	—	—	—
Residential	2,197	80	2,277
Consumer and other	312	—	312
Total	$16,520	$225	$16,745

	December 31, 2017
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$11,946	$719	$12,665
Real estate:
Commercial - investor owned	422	—	422
Commercial - owner occupied	487	—	487
Construction and land development	136	—	136
Residential	1,602	—	1,602
Consumer and other	375	—	375
Total	$14,968	$719	$15,687

The recorded investment by category for the portfolio loans that have been restructured during the years ended December 31, 2018 and 2017, is as follows:

	Year ended December 31, 2018			Year ended December 31, 2017
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$187	$187	1	$676	$676
Real estate:
Residential	1	80	80	—	—	—
Total	2	$267	$267	1	$676	$676

The restructured portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of December 31, 2018, the Company allocated $2.7 million in specific reserves to loans that have been restructured.

Portfolio loans restructured that subsequently defaulted during the year ended December 31, 2018, and 2017, are as follows:

	Year ended December 31, 2018		Year ended December 31, 2017
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial	—	—	2	343
Real Estate:
Residential	—	—	1	5
Total	—	—	3	348

The aging of the recorded investment in past due portfolio loans by portfolio class and category at December 31, 2018 and 2017 is shown below:

	December 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$66	$10,257	$10,323	$2,110,685	$2,121,008
Real estate:
Commercial - investor owned	529	127	656	843,072	843,728
Commercial - owner occupied	292	565	857	603,641	604,498
Construction and land development	6	—	6	330,091	330,097
Residential	709	897	1,606	297,338	298,944
Consumer and other	—	312	312	105,013	105,325
Total	$1,602	$12,158	$13,760	$4,289,840	$4,303,600

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$7,882	$1,770	$9,652	$1,909,068	$1,918,720
Real estate:
Commercial - investor owned	934	—	934	768,341	769,275
Commercial - owner occupied	—	—	—	554,589	554,589
Construction and land development	76	—	76	303,015	303,091
Residential	1,529	945	2,474	338,838	341,312
Consumer and other	407	—	407	135,502	135,909
Total	$10,828	$2,715	$13,543	$4,009,353	$4,022,896

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

The recorded investment by risk category of the loans by portfolio class and category at December 31, 2018 and December 31, 2017 is as follows:

	December 31, 2018
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$1,927,782	$146,033	$47,193	$2,121,008
Real estate:
Commercial - investor owned	823,128	15,083	5,517	843,728
Commercial - owner occupied	563,003	31,834	9,661	604,498
Construction and land development	318,451	11,580	66	330,097
Residential	287,802	4,232	6,910	298,944
Consumer and other	105,007	6	312	105,325
Total	$4,025,173	$208,768	$69,659	$4,303,600

	December 31, 2017
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Total
Commercial and industrial	$1,769,102	$94,002	$55,616	$1,918,720
Real estate:
Commercial - investor owned	754,010	10,840	4,425	769,275
Commercial - owner occupied	514,616	34,440	5,533	554,589
Construction and land development	292,766	9,983	342	303,091
Residential	329,742	3,648	7,922	341,312
Consumer and other	134,704	10	1,195	135,909
Total	$3,794,940	$152,923	$75,033	$4,022,896

Below is a summary of PCI loans by category at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	6.09	$2,159	6.38	$3,212
Real estate loans:
Commercial - investor owned	7.19	23,939	7.36	42,887
Commercial - owner occupied	7.39	9,669	6.48	11,332
Construction and land development	6.03	4,548	5.99	5,883
Residential	6.40	6,082	5.99	10,781
Total real estate loans		44,238		70,883
Consumer and other	2.18	4	2.84	59
Purchased credit impaired loans		$46,401		$74,154

(1) Risk ratings are based on the borrower’s contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at December 31, 2018 and 2017 is shown below:

	December 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$2,159	$2,159
Real estate:
Commercial - investor owned	416	88	504	23,435	23,939
Commercial - owner occupied	591	6,279	6,870	2,799	9,669
Construction and land development	—	—	—	4,548	4,548
Residential	146	37	183	5,899	6,082
Consumer and other	—	—	—	4	4
Total	$1,153	$6,404	$7,557	$38,844	$46,401

	December 31, 2017
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$3,212	$3,212
Real estate:
Commercial - investor owned	—	3,034	3,034	39,853	42,887
Commercial - owner occupied	—	673	673	10,659	11,332
Construction and land development	—	—	—	5,883	5,883
Residential	328	255	583	10,198	10,781
Consumer and other	—	—	—	59	59
Total	$328	$3,962	$4,290	$69,864	$74,154

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the years ended December 31, 2018 and 2017.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2018	$112,711	$29,006	$13,962	$69,743
Acquisitions	—	—	—	—
Principal reductions and interest payments	(45,668)	—	—	(45,668)
Accretion of loan discount	—	—	(6,654)	6,654
Changes in contractual and expected cash flows due to remeasurement	6,114	(13,707)	5,330	14,491
Reductions due to disposals	—	—	—	—
Balance December 31, 2018	$73,157	$15,299	$12,638	$45,220

Balance January 1, 2017	$66,003	$18,902	$13,176	$33,925
Acquisitions	68,763	14,296	5,312	49,155
Principal reductions and interest payments	(24,530)	—	—	(24,530)
Accretion of loan discount	—	—	(7,573)	7,573
Changes in contractual and expected cash flows due to remeasurement	13,978	(1,465)	5,486	9,957
Reductions due to disposals	(11,503)	(2,727)	(2,439)	(6,337)
Balance December 31, 2017	$112,711	$29,006	$13,962	$69,743

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method.

Outstanding customer balances on PCI loans were $64.7 million and $94.9 million as of December 31, 2018, and December 31, 2017, respectively.

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

Using derivative instruments can involve assuming counterparty credit risk to varying degrees. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains in excess of collateral pledged, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At December 31, 2018, the Company had $2.2 million of counterparty credit exposure on derivatives. This counterparty risk is considered as part of underwriting and on-going monitoring policies. At December 31, 2018 and 2017, the Company had pledged cash of $1.3 million and $1.4 million, respectively, as collateral in connection with interest rate swap agreements.

Hedging Instruments. At December 31, 2018 and 2017, the Company had no outstanding hedging instruments used to manage risk. See “Note 22 – Subsequent Events” for additional information.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Non-designated hedging instruments
Interest rate swap contracts	$494,567	$394,852	$2,217	$2,061	$2,217	$2,061
Foreign exchange forward contracts	806	1,528	806	1,528	806	1,528

Changes in the fair value of client-related derivative instruments are recognized currently in operations. For the years ended December 31, 2018 and 2017, the gains and losses offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

NOTE 7 - FIXED ASSETS

A summary of fixed assets at December 31, 2018 and 2017, is as follows:

	December 31,
(in thousands)	2018	2017
Land	$8,559	$7,263
Buildings and leasehold improvements	32,456	32,384
Furniture, fixtures and equipment	9,850	8,272
Capitalized software	1,305	1,305
	52,170	49,224
Less accumulated depreciation and amortization	20,061	16,606
Total fixed assets	$32,109	$32,618

Depreciation and amortization of fixed assets included in noninterest expense amounted to $3.5 million, $3.3 million, and $2.4 million in 2018, 2017, and 2016, respectively.

The Company has facilities leased under agreements that expire in various years through 2030. The Company’s rent expense totaled $3.6 million, $3.3 million, and $3.1 million in 2018, 2017, and 2016, respectively. Sublease rental income was insignificant in both 2018 and 2017, and $0.1 million for 2016. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on current market conditions and rates of inflation.

The future aggregate minimum rental commitments (in thousands) required under the Company’s equipment and facilities leases are shown below:

Year	Amount
2019	$3,312
2020	3,292
2021	3,297
2022	2,709
2023	2,106
Thereafter	3,143
Total	$17,859

The Company has recorded a liability and corresponding expense for the difference between the net present value of future lease payments and its estimated sublease income on certain vacant branches. As of December 31, 2018, this liability was immaterial. The Company recorded expense for the estimated net lease liability of $0.0 million, $0.4 million, and $0.5 million in 2018, 2017, and 2016, respectively. The expense is recorded within other noninterest expense.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill has remained at $117.3 million as of December 31, 2018 and 2017. The annual goodwill impairment evaluations in 2018, 2017, and 2016 did not identify any impairment.

The table below presents a summary of intangible assets:

(in thousands)	Years ended December 31,
	2018	2017
Gross core deposit intangible balance, beginning of year	$20,574	$9,060
Additions	—	11,514
Gross core deposit intangible, end of period	20,574	20,574
Accumulated amortization	(12,021)	(9,518)
Core deposit intangible, net, end of year	$8,553	$11,056

Amortization expense on the core deposit intangibles was $2.5 million, $2.6 million, and $0.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. The core deposit intangibles are being amortized over a 10 year period.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2018.

Year	Core Deposit Intangible
2019	$2,130
2020	1,755
2021	1,381
2022	1,071
2023	862
After 2023	1,354
$8,553

NOTE 9 - MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2018:

(in thousands)	Brokered	Customer	Total
Less than 1 year	$148,883	$269,199	$418,082
Greater than 1 year and less than 2 years	50,098	188,302	238,400
Greater than 2 years and less than 3 years	—	14,668	14,668
Greater than 3 years and less than 4 years	—	5,862	5,862
Greater than 4 years and less than 5 years	—	6,791	6,791
Greater than 5 years	—	626	626
	$198,981	$485,448	$684,429

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $164.7 million as of December 31, 2018.

NOTE 10 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company’s subordinated debentures at December 31, 2018 and 2017 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2018	2017
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I (1)	8,019	8,153	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (1)	4,335	4,281	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Total trust preferred securities	69,161	69,241

Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(1,005)	(1,136)
Total fixed-to-floating rate subordinated notes	48,995	48,864

Total subordinated debentures and notes	$118,156	$118,105

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

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated statements of operations. The Company’s investment of $2.1 million at December 31, 2018, in these trusts is included in other investments in the consolidated balance sheets.

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

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2018 and 2017, the carrying value of the loans pledged to the FHLB of Des Moines was $1.2 billion and $1.1 billion, respectively. The secured line of credit had availability of approximately $602.0 million at December 31, 2018.

The Company also has an $9.2 million investment in the capital stock of the FHLB of Des Moines at December 31, 2018.

The following table summarizes the type, maturity, and rate of the Company’s FHLB advances at December 31:

		2018		2017
($ in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	Less than 1 year	$70,000	2.63%	$172,743	1.56%
Non-amortizing fixed advance	Greater than 1 year	—	—%	—	—%
Total Federal Home Loan Bank Advances		$70,000	2.63%	$172,743	1.56%

At December 31, 2018, the Company used $1.5 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 12 - OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
($ in thousands)	2018	2017
Securities sold under customer repurchase agreements	$221,450	$253,674

Average balance during the year	170,963	220,807
Maximum balance outstanding at any month-end	231,450	253,674
Average interest rate during the year	0.41%	0.21%
Average interest rate at December 31	0.49	0.25

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2018, $989.4 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating $1.2 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2018.

Revolving Credit
In February 2016, the Company entered into a senior unsecured revolving credit agreement (“Revolving Agreement”) with another bank allowing for borrowings up to $20 million. The proceeds can be used for general corporate purposes.  The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.

In February 2019, the Company closed on an amendment to the Revolving Agreement and a new term note. See “Note 22 – Subsequent Events” for more information regarding the transaction.

A summary of the amounts drawn on the Revolving Agreement as of December 31, 2018, and 2017 is as follows:

	December 31,
($ in thousands)	2018	2017
Outstanding balance	$2,000	$—

Average balance during the year	22	822
Maximum balance outstanding at any month-end	2,000	10,000
Weighted average interest rate during the year	4.63%	3.50%
Average interest rate at December 31	4.63	—

NOTE 13 - LITIGATION AND OTHER CONTINGENCIES

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes there are no such legal proceedings pending or threatened against the Company or its subsidiaries in the ordinary course of business, directly, indirectly, or in the aggregate that, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

NOTE 14 - REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2018 and 2017, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2018 and 2017, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$650,859	13.02%	$399,949	8.00%	$—	—%
Enterprise Bank & Trust	611,197	12.26	398,969	8.00	498,711	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	556,958	11.14	299,962	6.00	—	—
Enterprise Bank & Trust	567,296	11.38	299,227	6.00	398,969	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	489,301	9.79	224,971	4.50	—	—
Enterprise Bank & Trust	567,239	11.37	224,420	4.50	324,162	6.50
Leverage Ratio (Tier 1 Capital to Average Assets)
Enterprise Financial Services Corp	556,958	10.29	216,423	4.00	—	—
Enterprise Bank & Trust	567,296	10.52	215,623	4.00	269,529	5.00

As of December 31, 2017:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$589,047	12.21%	$385,816	8.00%	$—	—%
Enterprise Bank & Trust	546,314	11.36	384,791	8.00	480,989	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	496,045	10.29	289,362	6.00	—	—
Enterprise Bank & Trust	503,312	10.46	288,593	6.00	384,791	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	428,397	8.88	217,021	4.50	—	—
Enterprise Bank & Trust	503,264	10.46	216,445	4.50	312,643	6.50
Leverage Ratio (Tier 1 Capital to Average Assets)
Enterprise Financial Services Corp	496,045	9.72	204,087	4.00	—	—
Enterprise Bank & Trust	503,312	9.68	207,885	4.00	259,856	5.00

NOTE 15 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company including its subsidiaries. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights (“SSARs”), and restricted stock units (“RSUs”), and may contain performance terms as designated by the Company’s Board of Directors upon the recommendation of the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. At December 31, 2018, there were 7,413 shares of stock available for grant under the Stock Plan for Non-Management Directors, and 632,246 shares available for grant under the 2018 Stock Incentive Plan.

The total excess income tax benefit for share-based compensation arrangements was $1.6 million, $2.1 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table summarizes share-based compensation expense:

(in thousands)	2018	2017	2016
Performance stock units	$2,067	$2,451	$2,477
Restricted stock units	1,211	898	850
Employee stock issuance - restricted stock	—	78	40
Employee stock purchase plan	174	—	—
Total share-based compensation expense	$3,452	$3,427	$3,367

Performance Units
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a three-year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at a minimum of the target level. The amount of the awards are determined at the end of the three year vesting and performance period. In January 2019, the Company awarded 99,308 shares to employees upon completion of the 2016-2018 performance cycle. In January 2018, the Company awarded 134,600 shares to employees upon completion of the 2015-2017 performance cycle. In February 2017, the Company awarded 118,519 shares to employees upon completion of the 2014-2016 performance cycle.

Information related to the outstanding grants at December 31, 2018 is shown below:

(in thousands, except share and per share data)	2017 - 2019 Cycle	2018 - 2020 Cycle
Shares issuable at target	53,767	15,726
Maximum shares issuable	66,827	31,452
Unrecognized compensation cost	$939	$862
Weighted average grant date fair value	40.72	50.19

In 2018 and 2017, stock-based compensation expense for these awards included an additional $0.1 million, and $0.3 million, respectively, related to modifications made for retiring executives. The modification allows for portions of outstanding performance awards to continue to vest as though employment had not terminated and will be paid based on actual performance as determined by the compensation committee following completion of the applicable performance period.

Restricted Stock Units
The Company awards nonvested stock, in the form of RSUs to employees. RSUs generally are subject to continued employment and vest ratably over two to five years. Shares issued to the Bank’s directors for compensation are not subject to vesting requirements. Vesting is accelerated upon a change in control or the employee meeting certain retirement criteria. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

($ in thousands)	2018	2017	2016
Total fair value at vesting date	$1,544	$1,471	$2,275
Total unrecognized compensation cost for nonvested stock units	2,175	837	1,084
Expected years to recognize unearned compensation	2.0 years	1.8 years	1.6 years

A summary of the status of the Company’s RSU awards as of December 31, 2018 and changes during the year then ended is presented below

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	41,222	$34.34
Granted	57,271	47.58
Vested	(28,720)	31.04
Forfeited	(2,746)	43.62
Outstanding at December 31, 2018	67,027	$46.69

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. There were no grants of employee stock options or SSARs during the years ended December 31, 2018, 2017, or 2016.

Stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2018, there was no remaining unrecognized compensation expense related to stock options and SSARs and all outstanding awards are vested. Various information related to the stock options and SSARs is shown below.

(in thousands)	2018	2017	2016
Intrinsic value of option exercises on date of exercise	$2,469	$3,156	$1,156
Cash received from the exercise of stock options	—	91	87

Following is a summary of the employee stock option and SSAR activity for 2018.

(in thousands, except share and per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	106,130	$13.37
Granted	—	—
Exercised	(65,480)	15.37
Forfeited	—	—
Outstanding at December 31, 2018	40,650	$10.14	1.6 years	$1,118
Exercisable at December 31, 2018	40,650	$10.14	1.6 years	$1,118

Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan (“ESPP”) in 2018 to provide its eligible employees with an opportunity to purchase common stock through accumulated contributions. The ESPP provides for shares to be purchased at 85% of the lesser of the stock price at the enrollment date or the exercise date. The maximum number of shares of common stock available for sale under the ESPP is 750,000. In 2018, employees purchased 14,799 shares.

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-management directors as compensation in lieu of cash. At December 31, 2018, there were 7,413 shares of stock available for grant under the Stock Plan for Non-Management Directors.

Various information related to the Director Plan is shown below.

(in thousands, except share and per share data)	2018	2017	2016
Shares granted	11,750	10,531	12,528
Weighted average fair value	$50.74	$42.46	$31.25

401(k) plans
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company’s contributions to the plan was $2.8 million, $2.0 million and $1.7 million for 2018, 2017, and 2016, respectively.

NOTE 16 - INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$9,621	$15,845	$17,005
State and local	2,432	1,377	1,734
Total current	12,053	17,222	18,739
Deferred:
Federal	2,812	20,989	5,959
State and local	495	116	1,304
Total deferred	3,307	21,105	7,263
Total income tax expense	$15,360	$38,327	$26,002

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate in 2018, 2017, and 2016 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2018	2017	2016
Income tax expense at statutory rate	$21,961	$30,281	$26,194
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(506)	(961)	(945)
State and local income taxes, net	2,423	1,676	1,673
Bank-owned life insurance, net	(452)	(715)	(544)
Non-deductible expenses	294	407	263
Change in estimated rate for deferred taxes	—	12,117	302
Tax benefits of LIHTC investments, net	(50)	(257)	(181)
Excess tax benefits	(1,631)	(2,141)	—
Federal tax credits	(4,627)	(1,701)	(62)
Subsidiary dividend timing election	(2,728)	—	—
Other, net	676	(379)	(698)
Total income tax expense	$15,360	$38,327	$26,002

The net amount recognized as a component of tax expense for tax credits, other tax benefits, and amortization from low-income housing tax credit (“LIHTC”) investments recognized per the table above was $0.1 million for the year ended December 31, 2018. The net amount recognized as a component of income tax expense per the table above was $0.3 million for the year ended December 31, 2017, and $0.2 million for the year ended December 31, 2016. As of December 31, 2018 and 2017, the carrying value of the investments related to low-income housing tax credits was $1.4 million and $1.3 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments. As of December 31, 2018, the Company has future capital commitments of $4.3 million related to low-income housing tax credit investments. The capital commitments are expected to be called between the years 2019 - 2020.

A net deferred income tax asset of $20.7 million and $22.5 million is included in other assets in the consolidated balance sheets at December 31, 2018 and 2017, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$10,742	$10,516
Basis difference on PCI assets, net	3,677	5,748
Basis difference on Other real estate	81	694
Deferred compensation	2,480	2,719
Goodwill and other intangible assets	989	2,151
Accrued compensation	1,130	646
Unrealized losses on securities available for sale	3,019	1,490
Other deferred tax assets	1,786	2,150
Total deferred tax assets	23,904	26,114

Deferred tax liabilities:
State tax credits held for sale, net of economic hedge	—	26
Core deposit intangibles	2,112	2,731
Other deferred tax liabilities	1,068	855
Total deferred tax liabilities	3,180	3,612
Net deferred tax asset	$20,724	$22,502
Deferred tax rate	24.7%	24.7%

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not record a valuation allowance for any federal or state deferred income tax assets as of December 31, 2018 or 2017.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in ten states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2015, with the exception of 2014 being an open year by one state taxing authority. The Company is not currently under audit by any taxing jurisdiction.

As of December 31, 2018, the gross amount of unrecognized tax benefits was $1.3 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.9 million. As of December 31, 2017 and 2016, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.8 million and $0.8 million, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $0.2 million as a result of a lapse of statute of limitations in the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amounts accrued for interest and penalties as of December 31, 2018, 2017, and 2016 were not significant.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2018	2017	2016
Balance at beginning of year	$1,244	$1,180	$1,359
Additions based on tax positions related to the current year	367	331	239
Additions for tax positions of prior years	50	41	39
Settlements or lapse of statute of limitations	(360)	(308)	(457)
Balance at end of year	$1,301	$1,244	$1,180

NOTE 17 - COMMITMENTS

Long-term Lease Commitments
See “Note 7 – Fixed Assets” in this report for information regarding the Company’s long-term lease commitments.

Off-balance-Sheet Credit Risk
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

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2018, and December 31, 2017, are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Commitments to extend credit	$1,344,687	$1,298,423
Letters of credit	44,665	73,790

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2018 and December 31, 2017. Other liabilities include approximately $0.4 million for estimated losses attributable to the unadvanced commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2018, and December 31, 2017, $68.5 million and $112.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from 1 month to 3 years at December 31, 2018.

NOTE 18 - FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the exchange price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In connection with the adoption of ASU 2016-01 in the first quarter of 2018, the valuation techniques for estimating the fair value of financial instruments have been changed, where necessary, to conform with an exit price notion on a prospective basis. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

•
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$98,498	$—	$98,498
Obligations of states and political subdivisions	—	26,810	—	26,810
Residential mortgage-backed securities	—	586,136	—	586,136
U.S. Treasury Bills	—	9,925		9,925
Total securities available for sale	—	721,369	—	721,369
Other investments	121	—	—	121
Derivative financial instruments	—	3,023	—	3,023
Total assets	$121	$724,392	$—	$724,513

Liabilities
Derivative financial instruments	$—	$3,023	$—	$3,023
Total liabilities	$—	$3,023	$—	$3,023

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,224	$—	$99,224
Obligations of states and political subdivisions	—	34,642	—	34,642
Residential mortgage-backed securities	—	507,516	—	507,516
Total securities available for sale	—	641,382	—	641,382
State tax credits held for sale	—	—	400	400
Derivative financial instruments	—	3,589	—	3,589
Total assets	$—	$644,971	$400	$645,371

Liabilities
Derivative financial instruments	$—	$3,589	$—	$3,589
Total liabilities	$—	$3,589	$—	$3,589

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions at the security level. Auction Rate Securities are valued using a Level 2 pricing source similar to our other securities available for sale. Changes in fair value are recognized through accumulated other comprehensive income.

•
Other investments. At December 31, 2018, of the $26.7 million of other investments on the condensed consolidated balance sheet, approximately $0.1 million was carried at fair value. The remaining $26.6 million of other investments were accounted for at cost. Other investments reported at fair value represent equity securities with quoted market prices (Level 1). Changes in fair value are recognized in net income.

•
State tax credits held for sale. At December 31, 2018, the $37.6 million of state tax credits held for sale on the consolidated balance sheet was accounted for at cost. At December 31, 2017, approximately $0.4 million of state tax credits was accounted for at fair value. The Company elected not to account for the state tax credits purchased since 2010 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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
The fair value measurement is calculated using an internal valuation model with market data including discounted cash flows based upon the terms and conditions of the tax credits. The discount rate is considered a Level 3 input because it is an “unobservable input” and is based on the Company’s assumptions. Given the significance of this input to the fair value calculation, the state tax credit assets were reported as Level 3 assets.

•
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets. Changes in the fair value of client-related derivative instruments are recognized through net income. For the years ended December 31, 2018 and 2017, the gains and losses offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the years ended December 31, 2018 and 2017.

•
Transfers in and/or out of Level 3. There were no transfers in and/or out of Level 3 for the year ending December 31, 2018. There was $3.1 million in Level 3 transfers to Level 2 for the year ending December 31, 2017 because more observable market data became available for the Auction Rate Securities. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period. As a result, the transfers occurred on June 30, 2017.

	Securities available for sale, at fair value
	Years ended December 31,
(in thousands)	2018	2017
Beginning balance	$—	$3,089
Total gains:
Included in other comprehensive income	—	4
Transfer in and/or out of Level 3	—	(3,093)
Ending balance	$—	$—

Change in unrealized gains relating to assets still held at the reporting date	$—	$—

	State tax credits held for sale, at fair value
	Years ended December 31,
(in thousands)	2018	2017
Beginning balance	$400	$3,585
Total gains:
Included in earnings	14	101
Purchases, sales, issuances and settlements:
Sales	(414)	(3,286)
Ending balance	$—	$400

Change in unrealized losses relating to assets still held at the reporting date	$—	$(885)

Fair value on a non-recurring basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

•
Impaired loans. Impaired loans are included as Portfolio loans on the Company’s consolidated balance sheets with amounts specifically reserved for credit impairment in the Allowance for loan losses. On a quarterly basis, fair value adjustments are recorded on impaired loans to account for (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. In addition, the Company may adjust the valuations based on other relevant market conditions or information. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in Level 3 of the valuation hierarchy.

•
Other Real Estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party appraisals of each property and the Company’s judgment of other relevant market conditions. These are considered Level 3 inputs.

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017.

	December 31, 2018
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2018
Impaired loans	$1,958	$—	$—	$1,958	$815
Other real estate	—	—	—	—	—
Total	$1,958	$—	$—	$1,958	$815

	December 31, 2017
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2017
Impaired loans	$3,200	$—	$—	$3,200	$6,599
Other real estate	—	—	—	—	—
Total	$3,200	$—	$—	$3,200	$6,599
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

Carrying amount and fair value at December 31, 2018 and 2017
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$91,511	$91,511	$91,084	$91,084
Federal funds sold	1,714	1,714	1,223	1,223
Interest-bearing deposits	106,512	106,512	63,661	63,661
Securities available for sale	721,369	721,369	641,382	641,382
Securities held to maturity	65,679	63,934	73,749	73,458
Other investments, at cost	26,654	26,654	26,661	26,661
Loans held for sale	392	392	3,155	3,155
Derivative financial instruments	3,023	3,023	3,589	3,589
Portfolio loans, net	4,306,525	4,253,239	4,054,473	4,096,741
State tax credits, held for sale	37,587	39,169	43,468	44,271
Accrued interest receivable	16,069	16,069	14,069	14,069

Balance sheet liabilities
Deposits	4,587,985	4,583,047	4,156,414	4,153,323
Subordinated debentures and notes	118,156	106,316	118,105	105,031
Federal Home Loan Bank advances	70,000	70,000	172,743	172,893
Other borrowings	223,450	223,260	253,674	253,530
Derivative financial instruments	3,023	3,023	3,589	3,589
Accrued interest payable	1,977	1,977	1,730	1,730

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the consolidated balance sheets at fair value at December 31, 2018, and December 31, 2017.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$63,934	$—	$63,934
Portfolio loans, net	—	—	4,253,239	4,253,239
State tax credits, held for sale	—	—	39,169	39,169
Financial Liabilities:
Deposits	3,903,556	—	679,491	4,583,047
Subordinated debentures and notes	—	106,316	—	106,316
Federal Home Loan Bank advances	—	70,000	—	70,000
Other borrowings	—	223,260	—	223,260

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$73,458	$—	$73,458
Portfolio loans, net	—	—	4,096,741	4,096,741
State tax credits, held for sale	—	—	43,871	43,871
Financial Liabilities:
Deposits	3,577,641	—	575,682	4,153,323
Subordinated debentures and notes	—	105,031	—	105,031
Federal Home Loan Bank advances	—	172,893	—	172,893
Other borrowings	—	253,530	—	253,530

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

Securities available for sale and held to maturity
The Company obtains fair value measurements for debt instruments from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions (Level 2).

Other investments
Other investments, which primarily consists of membership stock in the FHLB and other private equity investments, is reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which approximates fair value (Level 2). The Company did not record any impairment or other adjustments to the carrying amount of these investments during the period.

Loans held for sale
These loans consist of mortgages that are sold on the secondary market generally within three months of origination. They are reported at cost, which approximates fair value (Level 2).

Portfolio loans, net
The fair value of adjustable-rate loans approximates cost. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. The fair value of the acquired loans are based on the present value of expected future cash flows. The fair value calculation is also based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and applied to this disclosure on a prospective basis (Level 3). The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

Other borrowed funds
Other borrowed funds include customer repurchase agreements, federal funds purchased, notes payable, and secured borrowings related to loan participations. The carrying amount of these funds approximates fair value (Level 2).

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

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2018	2017
Assets
Cash	$6,369	$9,977
Investment in Enterprise Bank & Trust	681,742	623,439
Investment in nonbank subsidiaries	7,312	6,546
Other assets	30,287	28,741
Total assets	$725,710	$668,703

Liabilities and Shareholders’ Equity
Subordinated debentures and notes	$118,156	$118,105
Notes payable	2,000	—
Accounts payable and other liabilities	1,750	2,025
Shareholders' equity	603,804	548,573
Total liabilities and shareholders' equity	$725,710	$668,703

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2018	2017	2016
Income:
Dividends from Enterprise Bank & Trust	$30,000	$20,000	$7,500
Dividends from nonbank subsidiaries	1,200	—	—
Other	1,784	708	491
Total income	32,984	20,708	7,991

Expenses:
Interest expense-subordinated debentures and notes	5,798	5,094	1,893
Interest expense-notes payable	62	89	53
Other expenses	7,087	5,486	5,526
Total expenses	12,947	10,669	7,472

Income before taxes and equity in undistributed earnings of subsidiaries	20,037	10,039	519

Income tax benefit	3,482	3,098	2,583

Net income before equity in undistributed earnings of subsidiaries	23,519	13,137	3,102

Equity in undistributed earnings of subsidiaries	65,698	35,053	45,735
Net income and comprehensive income	$89,217	$48,190	$48,837

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$89,217	$48,190	$48,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	3,452	3,427	3,367
Net income of subsidiaries	(94,898)	(55,053)	(53,235)
Dividends from subsidiaries	31,200	20,000	7,500
Excess tax expense of share-based compensation	—	—	(1,327)
Other, net	(953)	(1,806)	1,848
Net cash provided by operating activities	28,018	14,758	6,990

Cash flows from investing activities:
Cash contributions to subsidiaries	—	—	(250)
Cash paid for acquisitions, net of cash acquired	—	(25,187)	—
Purchases of other investments	(2,729)	(3,679)	(2,435)
Proceeds from distributions on other investments	1,911	1,634	1,151
Net cash used by investing activities	(818)	(27,232)	(1,534)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	—	—	48,733
Proceeds from notes payable	2,000	10,000	—
Repayments of notes payable	—	(10,000)	—
Cash dividends paid	(10,845)	(10,249)	(8,211)
Excess tax benefit of share-based compensation	—	—	1,327
Payments for the repurchase of common stock	(19,387)	(16,636)	(4,889)
Payments for the issuance of equity instruments, net	(2,576)	(2,909)	(2,203)
Net cash provided (used) by financing activities	(30,808)	(29,794)	34,757

Net increase (decrease) in cash and cash equivalents	(3,608)	(42,268)	40,213
Cash and cash equivalents, beginning of year	9,977	52,245	12,032
Cash and cash equivalents, end of year	$6,369	$9,977	$52,245

Supplemental disclosures of cash flow information:
Noncash transactions:
Common shares issued in connection with acquisitions	$—	$141,729	$—

NOTE 20 - QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents unaudited quarterly financial information for the periods indicated:

	2018
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$64,002	$60,757	$57,879	$55,164
Interest expense	13,409	12,664	10,831	8,993
Net interest income	50,593	48,093	47,048	46,171
Provision for portfolio loan losses	2,120	2,263	390	1,871
Net interest income after provision for loan losses	48,473	45,830	46,658	44,300
Noninterest income	10,702	8,410	9,693	9,542
Noninterest expense	30,747	29,922	29,219	29,143
Income before income tax expense	28,428	24,318	27,132	24,699
Income tax expense	4,899	1,802	4,881	3,778
Net income	$23,529	$22,516	$22,251	$20,921

Earnings per common share:
Basic	$1.02	$0.97	$0.96	$0.91
Diluted	1.02	0.97	0.95	0.90

	2017
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$54,789	$52,468	$51,542	$43,740
Interest expense	7,385	6,843	5,909	5,098
Net interest income	47,404	45,625	45,633	38,642
Provision for portfolio loan losses	2,907	2,422	3,416	1,385
Net interest income after provision for loan losses	44,497	43,203	42,217	37,257
Noninterest income	11,112	8,372	7,934	6,976
Noninterest expense	28,260	27,404	32,651	26,736
Income before income tax expense	27,349	24,171	17,500	17,497
Income tax expense	19,820	7,856	5,545	5,106
Net income	$7,529	$16,315	$11,955	$12,391

Earnings per common share:
Basic	$0.33	$0.70	$0.51	$0.57
Diluted	0.32	0.69	0.50	0.56

NOTE 21 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (the “ASU”) 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-402 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The amendments are effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption being permitted. The Company is currently evaluating the new guidance and has not yet determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the guidance in the Concepts Statement, including consideration of costs and benefits, to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the new guidance and has not yet determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)” which shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption being permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on the Company's consolidated financial statements. At December 31, 2018, the book value of callable bonds purchased at a premium totaled $22.0 million, and the amount of unamortized premium remaining on these securities was $0.7 million.

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13, “Financial Instruments (Topic 326)” which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a more timely recognition of losses. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has formed an implementation team that includes members of accounting, credit, and loan operations to review the requirements of ASU 2016-13, and has contracted with a software provider to aid in implementation. The Company has not yet determined the impact this standard may have on its financial statements.

FASB ASU 2016-02 “Leases (Topic 842).” In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which requires organizations that lease assets (“lessees”) to recognize the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee remains dependent on its classification as a finance or operating lease. The criteria for determining whether a lease is a finance or operating lease has not been significantly changed by this ASU. The ASU also requires additional disclosure of the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance becomes effective for periods beginning after December 15, 2018, including interim periods therein. Early adoption will be permitted. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11 (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (2) lessors may elect not to separate lease and nonlease components when certain conditions are met. The Company has formed a lease implementation team that includes members of accounting, facilities and operations to review lease contracts and the requirements of ASU 2016-02 and ASU 2018-11. The Company intends to utilize the optional transition method at the adoption date of January 1, 2019. In 2019, the Company will record approximately $15 million on the balance sheet for right-to-use assets and lease liabilities related to operating leases.

NOTE 22 - SUBSEQUENT EVENTS

In January 2019, the Company completed five interest rate swap transactions with a total notional amount of $62.0 million to hedge its exposure to variability in cash flows on a portion of the Company’s floating-rate debt. The transactions swapped variable 90 day LIBOR to a fixed rate of 2.62% on average for terms of five to seven years. These transactions were designated as cash flow hedges for accounting purposes.

In February 2019, the Company secured a five year, $40.0 million term note with another bank to principally fund the cash needs of the pending acquisition of Trinity and LANB. Additionally, the Company increased its revolving line of credit with the same bank by $5 million to $25 million. The interest rate on the note and revolving line of credit is the one-month LIBOR rate plus 125 basis points.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Assessment of Internal Control Over Financial Reporting
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2018.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2018, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Item 1.01. Entry Into a Material Definitive Agreement.
On February 22, 2019, the Company entered into a Third Amendment to Loan Agreement (the “Amendment”) with another bank. The Loan Agreement (the “Agreement”) dated February 24, 2016 was previously amended by the First Amendment to Loan Agreement dated February 23, 2017, and by the Second Amendment to Loan Agreement dated February 23, 2018. Pursuant to the Amendment, the lender committed, subject to the terms and conditions set forth in the Amendment, to make a term loan in the original principal amount of up to $40.0 million (the “Term Loan”), and a revolving credit loan for which the aggregate principal amount shall not exceed $25.0 million (the “Loan”). The loans each have an annual interest rate of 1.25% plus the one-month LIBOR rate.

The Term Loan has a five-year maturity. The effective date of the Term Loan will be prior to May 31, 2019. The proceeds of the Term Loan shall be used by the Company solely to fund the proposed acquisition of Trinity Capital Corporation.

The Loan matures on February 23, 2020. The proceeds of the Loan will be used for general corporate purposes. The Loan also bears a non-usage fee calculated based on the average daily principal balance of the Loan outstanding during the prior fiscal quarter.

The Agreement contains customary representations, warranties, covenants and events of default, including without limitation, financial covenants requiring that the Company, or its Bank subsidiary, as applicable, maintain: (1) a ratio of Loan Loss Reserves to Non-Performing Loans of not less than 80%; (2) a ratio of Non-Performing Assets to Tangible Primary Capital not to exceed 18%; (3) such capital as may be necessary to be classified as a “well capitalized” institution under regulatory guidelines; (4) a Total Risk-Based Capital Ratio equal to or greater than 11.25% and 10.5% for the Company and its Bank subsidiary, respectively; and (5) a Debt Service Coverage Ratio of not less than 1.35 to 1.  At any time after the occurrence of an event of default under the Agreement, the lender may, among other options, terminate its commitment to make loans to the Company and declare any amounts outstanding under the Agreement immediately due and payable. The foregoing summary of the Agreement and Amendment is only a brief description of the terms and conditions therein, does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the complete text of the Agreement, a copy of which was filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference in its entirety, and the complete text of the Amendment, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference in its entirety.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The information included above in Item 1.01 of this Form 10-K, Item 9B is incorporated into this Item 2.03 by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Governance:
The Company has adopted a Code of Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.enterprisebank.com.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2018. Additional information regarding these plans is included in “Item 8. Note 15 – Compensation Plans” in this report.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	40,650	$10.14	639,659
Equity compensation plans not approved by security holders	—	—	—
Total	40,650	$10.14	639,659
(1)  Includes the following:

•	632,246 shares of common stock available for issuance under the 2018 Stock Incentive Plan; and

•	7,413 shares of common stock available for issuance under the Non-management Director Stock Plan.

Additional information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)    1. Financial Statements

The consolidated financial statements of Enterprise Financial Services Corp and its subsidiaries and independent auditors’ reports are included in Part II, Item 8, of this Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3. Exhibits

No.        Description

2.1
Agreement and Plan of Merger, among Enterprise Financial Services Corp, Enterprise Bank & Trust, Jefferson County Bancshares, Inc. and Eagle Bank and Trust Company of Missouri, dated October 10, 2016 (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 11, 2016 (File No. 001-15373)).

2.2
Agreement and Plan of Merger, among Enterprise Financial Services Corp, Enterprise Bank & Trust, Trinity Capital Corporation and Los Alamos National Bank, dated November 1, 2018 (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 2, 2018 (File No. 001-15373)).

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

4.1
Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Securities and Exchange Commission upon request.

10.1.1*
Executive Employment Agreement by and between Enterprise Financial Services Corp and James B. Lally, dated May 2, 2017 (incorporated by reference to Exhibit 10.1.1 to the Current Report on Form 8-K of Registrant, filed with the Commission on June 6, 2017).

10.1.2*
Executive Employment Agreement dated effective January 1, 2005 by and between Enterprise Financial Services Corp and Scott R. Goodman, amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 15, 2013), and amended by that Second Amendment of Executive Employment Agreement dated October 11, 2013 (incorporated herein by reference to Exhibit 10.1.5 to Registrant's Annual Report on Form 10-K filed on March 17, 2014).

10.1.3*
Executive Employment Agreement dated September 13, 2013 by and between Enterprise Financial Services Corp and Keene S. Turner (incorporated by reference herein to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013), amended by that First Amendment of Executive Employment Agreement dated as of February 27, 2015 (incorporated herein by reference to Exhibit 10.1.7 to the Registrant's Annual Report on Form 10-K filed on February 27, 2015), and amended by that Second Amendment to Executive Employment Agreement dated as of October 29, 2015 (incorporated by reference to Exhibit 10.1.2 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2015).

10.1.4*
Executive Employment Agreement dated as of January 5, 2015 by and between Enterprise Financial Services Corp and Douglas N. Bauche (incorporated by reference to Exhibit 10.1.8 to Registrant’s Report on Form 10-K for the year ended December 31, 2016).

10.1.5*
Change in Control Agreement dated as of July 23, 2014 by and between Enterprise Financial Services Corp and Mark G. Ponder (incorporated by reference to Exhibit 10.1.12 to Registrant’s Report on Form 10-K for the year ended December 31, 2016).

10.1.6*
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

10.1.8*
Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant's Proxy Statement on Schedule 14-A filed on March 7, 2006 and as amended on Schedule 14A filed on April 23, 2012 (File No. 001-15373)).

10.1.9*
Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A, filed on March 7, 2006 and as amended on Schedule 14A filed on April 23, 2012).

10.1.10*	Enterprise Financial Services Corp, 2013 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14A, filed on March 26, 2013).

10.1.11*
Form of Enterprise Financial Services Corp LTIP Grant Agreement pursuant to 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.1.12*
Enterprise Financial Services Corp. Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018).

10.1.13*	Enterprise Financial Services Corp. 2018 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018).

10.1.14*
Form of Enterprise Financial Services Corp LTIP Grant Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.1.15*+	Restricted Stock Unit Agreement dated as of December 7, 2018 by and between Registrant and Keene S. Turner (filed herewith).

10.2
Form of Voting Agreements, dated November 1, 2018, between Enterprise Financial Services Corp and shareholders of Trinity Capital Corporation (incorporated herein by reference to Exhibit A to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 2, 2018).

10.3+
Revolving Credit Agreement dated February 24, 2016 between US Bank National Association and Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K for the year ended December 31, 2015), amended by the First Amendment to Loan Agreement dated as of February 23, 2017 (incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 2016), amended by the Second Amendment to Loan agreement dated as of February 23, 2018 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2017), and amended by the Third Amendment to Loan agreement dated as of February 22, 2019 (filed herewith).

12.1+	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21.1+	Subsidiaries of Registrant.

23.1+	Consent of Deloitte & Touche LLP.

24.1+	Power of Attorney.

31.1+	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

31.2+	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

32.1+	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101+
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2018 and December 31, 2017; (ii) Consolidated Statement of Income for the years ended December 31, 2018, 2017, and 2016; (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016; (iv) Consolidated Statement of Changes in Equity for the years ended December 31, 2018, 2017, and 2016; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (vi) Notes to Financial Statements.

* Management contract or compensatory plan or arrangement.
+ Filed herewith

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

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2019.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2019.

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
*By: /s/ Keene S. Turner
Keene S. Turner
Attorney-In-Fact
February 22, 2019