Form 10-Q
period 2019-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2019-05-01
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2019.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

As of April 26, 2019, the Registrant had 26,880,408 shares of outstanding common stock, $0.01 par value per share.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$85,578	$91,511
Federal funds sold	1,934	1,714
Interest-earning deposits (including $6,665 and $1,305 pledged as collateral, respectively)	133,970	103,327
Total cash and cash equivalents	221,482	196,552
Interest-earning deposits greater than 90 days	3,485	3,185
Securities available for sale	1,099,185	721,369
Securities held to maturity, at cost	64,368	65,679
Loans held for sale	654	392
Loans	5,017,077	4,350,001
Less: Allowance for loan losses	43,095	43,476
Loans, net	4,973,982	4,306,525
Other real estate	6,804	469
Other investments, at cost	34,860	26,654
Fixed assets, net	60,301	32,109
Operating lease right-of-use asset	14,858	—
Accrued interest receivable	26,276	16,069
State tax credits held for sale, at cost	37,215	37,587
Goodwill	207,632	117,345
Intangible assets, net	31,048	8,553
Other assets	150,607	113,174
Total assets	$6,932,757	$5,645,662

Liabilities and Shareholders' Equity
Demand deposits	$1,186,508	$1,100,718
Interest-bearing transaction accounts	1,389,826	1,037,684
Money market accounts	1,580,291	1,565,729
Savings	575,740	199,425
Certificates of deposit:
Brokered	180,788	198,981
Other	623,960	485,448
Total deposits	5,537,113	4,587,985
Subordinated debentures and notes (net of debt issuance cost of $972 and $1,005, respectively)	140,668	118,156
Federal Home Loan Bank advances	180,466	70,000
Other borrowings	172,171	221,450
Notes payable	40,000	2,000
Operating lease liability	15,462	—
Accrued interest payable	3,231	1,977
Other liabilities	45,811	40,290
Total liabilities	6,134,922	5,041,858

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 28,004,905 and 23,938,994 shares issued, respectively	280	239
Treasury stock, at cost; 1,127,105 shares	(42,655)	(42,655)
Additional paid in capital	521,761	350,936
Retained earnings	316,959	304,566
Accumulated other comprehensive income (loss)	1,490	(9,282)
Total shareholders' equity	797,835	603,804
Total liabilities and shareholders' equity	$6,932,757	$5,645,662
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Interest income:
Interest and fees on loans	$61,025	$50,450
Interest on debt securities:
Taxable	5,475	3,987
Nontaxable	447	282
Interest on interest-bearing deposits	447	240
Dividends on equity securities	223	205
Total interest income	67,617	55,164
Interest expense:
Interest-bearing transaction accounts	1,790	806
Money market accounts	6,515	3,353
Savings accounts	183	125
Certificates of deposit	3,332	1,899
Subordinated debentures and notes	1,648	1,368
Federal Home Loan Bank advances	1,398	1,258
Notes payable and other borrowings	408	184
Total interest expense	15,274	8,993
Net interest income	52,343	46,171
Provision for loan losses	1,476	1,871
Net interest income after provision for loan losses	50,867	44,300
Noninterest income:
Service charges on deposit accounts	2,935	2,851
Wealth management revenue	1,992	2,114
Card services revenue	1,790	1,516
Gain on sale of other real estate	66	—
Tax credit activity, net	158	252
Miscellaneous income	2,289	2,809
Total noninterest income	9,230	9,542
Noninterest expense:
Employee compensation and benefits	19,352	16,491
Occupancy	2,637	2,406
Data processing	1,906	1,467
Professional fees	746	849
FDIC and other insurance	848	917
Loan legal and other real estate expense	482	299
Merger related expenses	7,270	—
Other	6,597	6,714
Total noninterest expense	39,838	29,143

Income before income tax expense	20,259	24,699
Income tax expense	4,103	3,778
Net income	$16,156	$20,921

Earnings per common share
Basic	$0.68	$0.91
Diluted	0.67	0.90
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Net income	$16,156	$20,921
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $3,774 and $(2,265), respectively	11,504	(6,904)
Less: Reclassification adjustment for realized gains (losses) on sale of securities available for sale included in net income, net of income tax expense (benefit) for three months of ($72) and $2, respectively	220	(7)
Unrealized loss on cash flow hedges arising during the period, net of income tax benefit of $312	(952)	—
Total other comprehensive income (loss)	10,772	(6,911)
Total comprehensive income	$26,928	$14,010

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	—	—	—	16,156	—	16,156
Other comprehensive income	—	—	—	—	10,772	10,772
Total comprehensive income	—	—	—	16,156	10,772	26,928
Cash dividends paid on common shares, $0.14 per share	—	—	—	(3,763)	—	(3,763)
Issuance under equity compensation plans, 75,089 shares, net	1	—	(1,941)	—	—	(1,940)
Share-based compensation	—	—	921	—	—	921
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares	40	—	171,845	—	—	171,885
Balance at March 31, 2019	$280	$(42,655)	$521,761	$316,959	$1,490	$797,835

(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2017	$238	$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	—	—	—	20,921	—	20,921
Other comprehensive loss	—	—	—	—	(6,911)	(6,911)
Total comprehensive income (loss)	—	—	—	20,921	(6,911)	14,010
Cash dividends paid on common shares, $0.11 per share	—	—	—	(2,542)	—	(2,542)
Repurchase of common shares	—	(3,058)	—	—	—	(3,058)
Issuance under equity compensation plans, 86,598 shares, net	1	—	(2,687)	—	—	(2,686)
Share-based compensation	—	—	718	—	—	718
Reclassification adjustment for change in accounting policies	—	—	—	834	(834)	—
Balance at March 31, 2018	$239	$(26,326)	$348,092	$244,573	$(11,563)	$555,015

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands, except share data)	2019	2018
Cash flows from operating activities:
Net income	$16,156	$20,921
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,162	849
Provision for loan losses	1,476	1,870
Deferred income taxes	2,727	2,290
Net amortization of debt securities	407	533
Amortization of intangible assets	838	656
Loss (gain) on sale of investment securities	292	(9)
Mortgage loans originated for sale	(4,087)	(12,389)
Proceeds from mortgage loans sold	3,825	13,917
Gain on sale of other real estate	(66)	—
Gain on state tax credits, net	(158)	(252)
Share-based compensation	921	718
Net accretion of loan discount	(596)	(467)
Changes in:
Accrued interest receivable	(6,210)	(3,209)
Accrued interest payable	884	315
Other assets	(104)	(888)
Other liabilities	(1,755)	(2,640)
Net cash provided by operating activities	15,712	22,215
Cash flows from investing activities:
Acquisition cash purchase price, net of cash and cash equivalents acquired	(23,376)	—
Net decrease (increase) in loans	13,855	(93,125)
Proceeds from the sale of securities, available for sale	259,420	1,451
Proceeds from the paydown or maturity of securities, available for sale	27,684	19,683
Proceeds from the paydown or maturity of securities, held to maturity	1,269	1,639
Proceeds from the redemption of other investments	11,744	13,514
Proceeds from the sale of state tax credits held for sale	2,381	1,356
Proceeds from the sale of other real estate	66	—
Payments for the purchase/origination of:
Available for sale debt securities	(221,711)	(40,313)
Other investments	(14,977)	(17,864)
State tax credits held for sale	(1,852)	—
Fixed assets, net	(1,268)	(370)
Net cash provided by (used in) investing activities	53,235	(114,029)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(83,290)	(22,202)
Net (increase) decrease in interest-bearing deposit accounts	(48,770)	147,165
Proceeds from Federal Home Loan Bank advances	364,525	484,500
Repayments of Federal Home Loan Bank advances	(259,500)	(432,500)
Proceeds from notes payable	40,000	—
Repayments of notes payable	(2,000)	—
Net decrease in other borrowings	(49,279)	(87,085)
Cash dividends paid on common stock	(3,763)	(2,542)
Payments for the repurchase of common stock	—	(3,058)
Payments for the issuance of equity instruments, net	(1,940)	(2,686)
Net cash (used in) provided by financing activities	(44,017)	81,592
Net increase (decrease) in cash and cash equivalents	24,930	(10,222)
Cash and cash equivalents, beginning of period	196,552	153,323
Cash and cash equivalents, end of period	$221,482	$143,101
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,020	$8,677
Income taxes	—	685
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$1,372	$—
Common shares issued in connection with acquisition	171,885	—

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

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the Arizona, Kansas, Missouri, and New Mexico markets through its banking subsidiary, Enterprise Bank & Trust (the “Bank”).

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the statements of financial position, results of operations, and cash flow for the interim periods.

Recently Adopted Accounting Pronouncements

During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. The adoption of this update did not have a material effect on the Company's consolidated financial statements.

The Company adopted ASU 2016-02 “Leases (Topic 842)” using the optional transition method effective on January 1, 2019. ASU 2016-02 requires organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by leases. The Company recorded $15.5 million for right-to-use assets and $16.2 million for lease liabilities related to operating leases. The Company elected the practical expedients package which eliminates (1) the need to reassess whether any expired or existing contracts are or contain a lease, (2) the need to reassess the lease classification, and (3) the need to reassess initial direct costs for any existing leases. The Company also elected an accounting policy to not recognize assets and liabilities on leases 12 months or less, and an accounting policy for equipment and real estate leases to not separate nonlease components because the impact was immaterial.

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

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes an estimate of the acquisition-date fair value as part of the cost of the combination. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition. Merger related costs are costs the Company incurs to effect a business combination. The Company presents merger related expenses as a separate component of Noninterest expenses on the Condensed Consolidated Statements of Operations.  Merger related expenses include costs directly related to merger or acquisition activity and include legal and professional fees, system consolidation and conversion costs, gain or loss on sale of investment securities incurred through repositioning the acquired investment portfolio, and compensation costs such as severance and retention incentives for employees impacted by acquisition activity. The Company accounts for merger-related costs as expenses in the periods in which the costs are incurred and the services are received.

Revenue

The Company’s revenues are primarily composed of interest income on financial instruments, including investment securities, which are excluded from the scope of the new guidance. Certain other noninterest income from loans, investment securities and derivative financial instruments is also excluded from this guidance. Service charges on deposit accounts, wealth management revenue, card services revenue, and gain on sale of other real estate are within the scope of the guidance; however, there were no accounting policy changes as the Company’s policies were consistent with the new guidance. Other noninterest income sources of revenue are considered immaterial. Implementation of this guidance did not change current business practices or have any changes to the Company’s consolidated financial statements.
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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made prior to commencement and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We account for the lease and non-lease components as a single lease component.

Assumptions and judgments are used in applying ASC 842 and may include (1) the decision framework for identifying a lease, (2) the accounting policy election for equipment and real estate leases to not separate nonlease components, and (3) the discount rate for determining the initial present value of the lease payments which is based on information available at the commencement date for determining the lease term and assessing if optional periods are reasonably likely to be exercised. For the calculation at January 1, 2019, the discount rate was based on the remaining lease terms.

Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

The Company does not offset derivative asset and liability positions. However, the Company's exposure to the credit risk of its derivative financial instruments is generally mitigated by master netting agreements with its counterparties.

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company is currently monitoring this activity and evaluating the risks involved.

NOTE 2 - ACQUISITION

Acquisition of Trinity Capital Corporation.
On March 8, 2019, the Company closed its acquisition of 100% of Trinity Capital Corporation (“Trinity”) and its wholly-owned subsidiary, Los Alamos National Bank (“LANB”). Trinity operated six full-service retail and commercial banking offices in Los Alamos, Santa Fe, and Albuquerque, New Mexico.

Trinity shareholders received cash consideration in an amount of $1.84 per share of Trinity common stock and 0.1972 shares of EFSC common stock per share of Trinity common stock with cash in lieu of fractional shares. Aggregate consideration at closing was 4.0 million shares of EFSC common stock and $37.3 million cash paid to Trinity shareholders. Based on EFSC’s closing stock price of $43.07 on March 7, 2019, the overall transaction had a value of $209.2 million. The Company also recognized $7.3 million and $1.3 million of merger related costs that were recorded in noninterest expense in the statement of operations for the three months ended March 31, 2019, and year ended December 31, 2018, respectively.

The acquisition of Trinity has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The estimates of fair value are preliminary and subject to refinement as the Company completes its evaluation of the acquired assets and liabilities. Goodwill of $90.3 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Trinity into Enterprise. The goodwill is assigned as part of the Company’s Banking reporting unit. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table presents the assets acquired and liabilities assumed of Trinity as of March 8, 2019. The following information is presented on a provisional basis based upon all information available to the Company at the present time and is subject to change, and such changes could be material. The Company continues to review the underlying assumptions and valuation techniques utilized to calculate the fair value of certain definite-lived intangibles, loans, goodwill and deferred income taxes. Additional adjustments may be recorded during the allocation period specified by ASC 805 as additional information becomes known.

(in thousands)	As Recorded by TCC	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$13,899	$—		$13,899
Interest-earning deposits greater than 90 days	100	—		100
Securities	428,715	(414)	(a)	428,301
Loans, net	705,057	(21,493)	(b)	683,564
Other real estate	5,284	(321)	(c)	4,963
Other investments	6,673	—		6,673
Fixed assets, net	27,586	500	(d)	28,086
Accrued interest receivable	3,997	—		3,997
Intangible assets	—	23,333	(e)	23,333
Deferred tax assets	10,708	2	(f)	10,710
Other assets	35,045	(2,947)	(g)	32,098
Total assets acquired	$1,237,064	$(1,340)		$1,235,724

Liabilities assumed:
Deposits	$1,081,151	$36	(h)	$1,081,187
Subordinated debentures	26,806	(4,325)	(i)	22,481
Federal Home Loan Bank advances	6,800	171	(j)	6,971
Accrued interest payable	370	—		370
Other liabilities	5,842	—		5,842
Total liabilities assumed	$1,120,969	$(4,118)		$1,116,851

Net assets acquired	$116,095	$2,778		$118,873

Consideration paid:
Cash				$37,276
Common stock				171,884
Total consideration paid				$209,160

Goodwill				$90,287

(a)	Fair value adjustments of the securities portfolio as of the acquisition date.

(b)	Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs and elimination of the allowance for loan losses recorded by Trinity.

(c)	Fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(d)	Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(e)	Recording of the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum of years digits method over a useful life of 10 years.

(f)	Adjustment for deferred taxes at the acquisition date.

(g)	Fair value adjustment of other assets at the acquisition date.

(h)	Fair value adjustment to time deposits.

(i)	Fair value adjustment to the trust preferred securities at the acquisition date.

(j)	Fair value adjustment to the Federal Home Loan Bank borrowings.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2019 and 2018, as if the acquisition had occurred on January 1, 2018. The pro forma results combine the historical results of Trinity with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of March 31, 2019 are included in net income in the table below.

	Pro Forma
	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Total revenues (net interest income plus noninterest income)	$71,983	$68,874
Net income	23,100	15,009
Diluted earnings per common share	0.82	0.55

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Net income as reported	$16,156	$20,921

Weighted average common shares outstanding	23,927	23,115
Additional dilutive common stock equivalents	156	172
Weighted average diluted common shares outstanding	24,083	23,287

Basic earnings per common share:	$0.68	$0.91
Diluted earnings per common share:	0.67	0.90

For the three months ended March 31, 2019 and 2018, there were 122,270 and 0, respectively, common stock equivalents excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$54,128	$—	$(347)	$53,781
Obligations of states and political subdivisions	114,770	2,218	(3)	116,985
Agency mortgage-backed securities	895,899	6,461	(4,816)	897,544
U.S. Treasury bills	9,964	113	—	10,077
Corporate debt securities	20,768	30	—	20,798
Total securities available for sale	$1,095,529	$8,822	$(5,166)	$1,099,185
Held to maturity securities:
Obligations of states and political subdivisions	$12,490	$91	$(20)	$12,561
Agency mortgage-backed securities	51,878	11	(303)	51,586
Total securities held to maturity	$64,368	$102	$(323)	$64,147

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,926	$—	$(1,428)	$98,498
Obligations of states and political subdivisions	26,566	327	(83)	26,810
Agency mortgage-backed securities	596,825	1,160	(11,849)	586,136
U.S. Treasury Bills	$9,962	$—	$(37)	$9,925
Total securities available for sale	$733,279	$1,487	$(13,397)	$721,369
Held to maturity securities:
Obligations of states and political subdivisions	$12,506	$16	$(114)	$12,408
Agency mortgage-backed securities	53,173	—	(1,647)	51,526
Total securities held to maturity	$65,679	$16	$(1,761)	$63,934

At March 31, 2019, and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $478.8 million and $433.7 million at March 31, 2019, and December 31, 2018, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,876	$1,888	$—	$—
Due after one year through five years	67,451	67,377	2,534	2,546
Due after five years through ten years	31,819	32,135	9,957	10,015
Due after ten years	98,484	100,241	—	—
Agency mortgage-backed securities	895,899	897,544	51,877	51,586
	$1,095,529	$1,099,185	$64,368	$64,147

The following table represents a summary of investment securities that had an unrealized loss:

	March 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$19,854	$95	$29,796	$252	$49,650	$347
Obligations of states and political subdivisions	680	10	2,949	13	3,629	23
Agency mortgage-backed securities	47,506	685	326,319	4,434	373,825	5,119
	$68,040	$790	$359,064	$4,699	$427,104	$5,489

	December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$19,622	$322	$78,876	$1,106	$98,498	$1,428
Obligations of states and political subdivisions	3,102	15	14,156	182	17,258	197
Agency mortgage-backed securities	87,357	2,211	389,770	11,285	477,127	13,496
U.S. Treasury bills	—	—	9,925	37	9,925	37
	$110,081	$2,548	$492,727	$12,610	$602,808	$15,158

The unrealized losses at both March 31, 2019, and December 31, 2018, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2019, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

NOTE 5 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans acquired in connection with the Company’s acquisitions. These loans are accounted for using the guidance in the Accounting Standards Codification (ASC) section 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired (“PCI”) loans.

The table below shows the loan portfolio composition including carrying value categorized by loans accounted for at amortized cost, which includes our originated loans, and by loans accounted for as PCI.

(in thousands)	March 31, 2019	December 31, 2018
Loans accounted for at amortized cost	$4,894,574	$4,303,600
Loans accounted for as PCI	122,503	46,401
Total loans	$5,017,077	$4,350,001

At March 31, 2019, loans acquired in the Trinity acquisition included $602 million accounted for at amortized cost and $80 million accounted for as PCI. These loans were recorded at fair value with no allowance for loan losses.

The table below shows the composition of the allowance for loan losses:

(in thousands)	March 31, 2019	December 31, 2018
Allowance for loans accounted for at amortized cost	$41,945	$42,295
Allowance for loans accounted for as PCI	1,150	1,181
Total allowance for loan losses	$43,095	$43,476

The following tables refer to loans accounted for at amortized cost.

Below is a summary of loans by category at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Commercial and industrial	$2,209,437	$2,121,008
Real estate:
Commercial - investor owned	1,144,868	843,728
Commercial - owner occupied	647,198	604,498
Construction and land development	358,884	330,097
Residential	416,731	298,944
Total real estate loans	2,567,681	2,077,267
Consumer and other	119,368	107,351
Loans, before unearned loan fees	4,896,486	4,305,626
Unearned loan fees, net	(1,912)	(2,026)
Loans, including unearned loan fees	$4,894,574	$4,303,600

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment methodology through March 31, 2019, and at December 31, 2018, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2018	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Provision (provision reversal) for loan losses	1,445	769	(431)	(252)	(288)	233	1,476
Losses charged off	(1,853)	(120)	(36)	(45)	(67)	(129)	(2,250)
Recoveries	29	7	2	9	364	13	424
Balance at March 31, 2019	$28,660	$5,339	$3,774	$1,699	$1,625	$848	$41,945

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance March 31, 2019
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,199	$596	$119	$—	$—	$—	$2,914
Collectively evaluated for impairment	26,461	4,743	3,655	1,699	1,625	848	39,031
Total	$28,660	$5,339	$3,774	$1,699	$1,625	$848	$41,945
Loans - Ending balance:
Individually evaluated for impairment	$7,205	$1,527	$2,296	$—	$408	$—	$11,436
Collectively evaluated for impairment	2,202,232	1,143,341	644,902	358,884	416,323	117,456	4,883,138
Total	$2,209,437	$1,144,868	$647,198	$358,884	$416,731	$117,456	$4,894,574

Balance December 31, 2018
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$4,266	$—	$109	$—	$52	$26	$4,453
Collectively evaluated for impairment	24,773	4,683	4,130	1,987	1,564	705	37,842
Total	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Loans - Ending balance:
Individually evaluated for impairment	$12,950	$398	$2,135	$—	$2,277	$311	$18,071
Collectively evaluated for impairment	2,108,058	843,330	602,363	330,097	296,667	105,014	4,285,529
Total	$2,121,008	$843,728	$604,498	$330,097	$298,944	$105,325	$4,303,600

A summary of nonperforming loans individually evaluated for impairment by category at March 31, 2019 and December 31, 2018, and the income recognized on impaired loans is as follows:

	March 31, 2019
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$9,515	$2,168	$5,037	$7,205	$2,199	$7,855
Real estate:
Commercial - investor owned	1,555	271	1,256	1,527	596	1,527
Commercial - owner occupied	484	467	—	467	—	471
Construction and land development	—	—	—	—	—	—
Residential	409	408	—	408	—	408
Consumer and other	—	—	—	—	—	—
Total	$11,963	$3,314	$6,293	$9,607	$2,795	$10,261

	December 31, 2018
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$21,893	$3,294	$9,656	$12,950	$4,266	$13,827
Real estate:
Commercial - investor owned	553	398	—	398	—	277
Commercial - owner occupied	847	472	336	808	109	691
Construction and land development	—	—	—	—	—	—
Residential	2,425	1,659	618	2,277	52	778
Consumer and other	329	—	312	312	26	—
Total	$26,047	$5,823	$10,922	$16,745	$4,453	$15,573

	Three months ended March 31,
(in thousands)	2019	2018
Total interest income that would have been recognized under original terms	$436	$534
Total cash received and recognized as interest income on non-accrual loans	62	11
Total interest income recognized on accruing, impaired loans	3	11

The recorded investment in nonperforming loans by category at March 31, 2019 and December 31, 2018, is as follows:

	March 31, 2019
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$7,094	$111	$7,205
Real estate:
Commercial - investor owned	1,527	—	1,527
Commercial - owner occupied	467	—	467
Construction and land development	—	—	—
Residential	328	80	408
Consumer and other	—	—	—
Total	$9,416	$191	$9,607

	December 31, 2018
(in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$12,805	$145	$12,950
Real estate:
Commercial - investor owned	398	—	398
Commercial - owner occupied	808	—	808
Construction and land development	—	—	—
Residential	2,197	80	2,277
Consumer and other	312	—	312
Total	$16,520	$225	$16,745

There were no loans over 90 days past due and still accruing interest at March 31, 2019 and December 31, 2018.

There were no portfolio loans restructured during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the Company had $1.2 million in specific reserves allocated to $4.7 million of loans that have been restructured. During the three months ended March 31, 2019 and 2018, there were no troubled debt restructurings that subsequently defaulted.

The aging of the recorded investment in past due loans by portfolio class and category at March 31, 2019 and December 31, 2018, is shown below.

	March 31, 2019
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$22,062	$5,816	$27,878	$2,181,559	$2,209,437
Real estate:
Commercial - investor owned	—	1,527	1,527	1,143,341	1,144,868
Commercial - owner occupied	708	229	937	646,261	647,198
Construction and land development	98	—	98	358,786	358,884
Residential	4,945	328	5,273	411,458	416,731
Consumer and other	69	—	69	117,387	117,456
Total	$27,882	$7,900	$35,782	$4,858,792	$4,894,574

	December 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$66	$10,257	$10,323	$2,110,685	$2,121,008
Real estate:
Commercial - investor owned	529	127	656	843,072	843,728
Commercial - owner occupied	292	565	857	603,641	604,498
Construction and land development	6	—	6	330,091	330,097
Residential	709	897	1,606	297,338	298,944
Consumer and other	—	312	312	105,013	105,325
Total	$1,602	$12,158	$13,760	$4,289,840	$4,303,600

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

The recorded investment by risk category of the loans by portfolio class and category at March 31, 2019, which is based upon the most recent analysis performed, and December 31, 2018, is as follows:

	March 31, 2019
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$1,991,293	$157,408	$60,736	$2,209,437
Real estate:
Commercial - investor owned	1,124,030	17,088	3,750	1,144,868
Commercial - owner occupied	608,773	36,052	2,373	647,198
Construction and land development	354,835	3,984	65	358,884
Residential	409,032	1,996	5,703	416,731
Consumer and other	117,451	5	—	117,456
Total	$4,605,414	$216,533	$72,627	$4,894,574

	December 31, 2018
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$1,927,782	$146,033	$47,193	$2,121,008
Real estate:
Commercial - investor owned	823,128	15,083	5,517	843,728
Commercial - owner occupied	563,003	31,834	9,661	604,498
Construction and land development	318,451	11,580	66	330,097
Residential	287,802	4,232	6,910	298,944
Consumer and other	105,007	6	312	105,325
Total	$4,025,173	$208,768	$69,659	$4,303,600

Below is a summary of PCI loans by category at March 31, 2019 which includes preliminary fair value adjustments related to the Trinity acquisition and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	4.75	$17,613	6.09	$2,159
Real estate:
Commercial - investor owned	6.68	42,948	7.19	23,939
Commercial - owner occupied	6.81	35,026	7.39	9,669
Construction and land development	6.16	10,481	6.03	4,548
Residential	6.20	16,171	6.40	6,082
Total real estate loans		122,239		46,397
Consumer and other	3.58	264	2.18	4
Total		$122,503		$46,401
[1]Risk ratings are based on the borrower’s contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at March 31, 2019 and December 31, 2018, is shown below:

	March 31, 2019
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$945	$—	$945	$16,668	$17,613
Real estate:
Commercial - investor owned	1,580	1,868	3,448	39,500	42,948
Commercial - owner occupied	751	6,358	7,109	27,917	35,026
Construction and land development	152	258	410	10,071	10,481
Residential	1,648	849	2,497	13,674	16,171
Consumer and other	—	—	—	264	264
Total	$5,076	$9,333	$14,409	$108,094	$122,503

	December 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$2,159	$2,159
Real estate:
Commercial - investor owned	416	88	504	23,435	23,939
Commercial - owner occupied	591	6,279	6,870	2,799	9,669
Construction and land development	—	—	—	4,548	4,548
Residential	146	37	183	5,899	6,082
Consumer and other	—	—	—	4	4
Total	$1,153	$6,404	$7,557	$38,844	$46,401

The following table is a roll forward of PCI loans, net of the allowance for loan losses, for the three months ended March 31, 2019 and 2018.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2018	$73,157	$15,299	$12,638	$45,220
Acquisitions	120,713	11,531	28,520	80,662
Principal reductions and interest payments	(10,033)	—	—	(10,033)
Accretion of loan discount	—	—	(1,603)	1,603
Changes in contractual and expected cash flows due to remeasurement	4,081	(6)	94	3,993
Reductions due to disposals	(120)	(28)	—	(92)
Balance March 31, 2019	$187,798	$26,796	$39,649	$121,353

Balance December 31, 2017	$112,710	$29,005	$13,962	$69,743
Principal reductions and interest payments	(12,142)	—	—	(12,142)
Accretion of loan discount	—	—	(1,755)	1,755
Changes in contractual and expected cash flows due to remeasurement	2,863	—	—	2,863
Balance March 31, 2018	$103,431	$29,005	$12,207	$62,219

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $151.1 million and $64.7 million as of March 31, 2019, and December 31, 2018, respectively.

NOTE 6 - LEASES

The Company has banking and limited-service facilities, datacenters, and certain equipment leased under agreements. Most of the leases expire between 2019 and 2024 and include one or more renewal options of up to five years. One lease expires in 2030. All the leases are classified as operating leases.

For the three months ended
(in thousands)	March 31, 2019
Operating lease cost	$806
Short-term lease cost	35
Less: sublease income	$(88)
Total lease cost	$753

Supplemental cash flow information related to leases was as follows:

For the three months ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	$861

Supplemental balance sheet information related to leases was as follows:

As of
(in thousands)	March 31, 2019
Operating lease right-of-use assets	$14,858
Operating lease liabilities	15,462

Operating leases
Weighted average remaining lease term	6 years
Weighted average discount rate	3.0%

Maturities of operating lease liabilities were as follows:

(in thousands)
Year	Amount
2019	$2,378
2020	3,246
2021	3,272
2022	2,709
2023	2,106
Thereafter	3,143
Total operating lease liabilities, payments	16,854
Less: present value adjustment	1,392
Operating lease liabilities	$15,462

As of March 31, 2019, we have an operating lease amendment for the expansion of an existing facility that has not yet commenced. This amendment will commence in 2019 with a lease term of 8 years.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2019, the amount of unadvanced commitments on impaired loans was insignificant.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2019, and December 31, 2018, are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$1,411,819	$1,344,687
Letters of credit	53,645	44,665

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2019, and December 31, 2018, approximately $122.1 million and $68.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $0.4 million for estimated losses attributable to the unadvanced commitments at March 31, 2019, and December 31, 2018.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2019, the approximate remaining terms of standby letters of credit range from 1 month to 5 years.

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

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not enter into derivative financial instruments for trading purposes.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. These cash flow hedges swap variable 90 day LIBOR to a fixed rate of 2.62% on average for an average term of six years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings as a component of other noninterest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2019 and December 31, 2018.

	Derivative Assets					Derivative Liabilities
	As of March 31, 2019			As of December 31, 2018		As of March 31, 2019		As of December 31, 2018
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	$61,962	Other Assets	$—	Other Assets	$—	Other Liabilities	$1,264	Other Liabilities	$—
Total			$—		$—		$1,264		$—

Derivatives not designated as hedging instruments
Interest rate swap	$523,017	Other Assets	$5,277	Other Assets	$2,217	Other Liabilities	$5,277	Other Liabilities	$2,217
Foreign exchange forward contracts	1,426	Other Assets	1,426	Other Assets	806	Other Liabilities	1,426	Other Liabilities	806
Total			$6,703		$3,023		$6,703		$3,023

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three months ended, March 31, 2019 and 2018.

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
(in thousands)	March 31, 2019		March 31, 2019
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$(1,264)	Interest Expense	$—
Total	$(1,264)		$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019 and December 31, 2018. The gross amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

As of March 31, 2019
	Assets			Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Interest rate swap	$5,277	$—	$5,277	$657	$—	$4,620

	Liabilities			Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Interest rate swap	$6,541	$—	$6,541	$657	$5,216	$668
Securities sold under agreements to repurchase	172,171	—	172,171	—	172,171	—

As of December 31, 2018
	Assets			Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Interest rate swap	$2,217	$—	$2,217	$—	$—	$2,217

	Liabilities			Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Interest rate swap	$2,217	$—	$2,217	$—	$—	$2,217
Securities sold under agreements to repurchase	221,450	—	221,450	—	221,450	—

As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.2 million. As of March 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.2 million.

NOTE 9 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$53,781	$—	$53,781
Obligations of states and political subdivisions	—	116,985	—	116,985
Agency mortgage-backed securities	—	897,544	—	897,544
U.S. Treasury bills	—	10,077	—	10,077
Corporate debt securities	—	20,798		20,798
Total securities available for sale	—	1,099,185	—	1,099,185
Other investments	145	—	—	145
Derivatives	—	6,703	—	6,703
Total assets	$145	$1,105,888	$—	$1,106,033

Liabilities
Derivatives	$—	$7,967	$—	$7,967
Total liabilities	$—	$7,967	$—	$7,967

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$98,498	$—	$98,498
Obligations of states and political subdivisions	—	26,810	—	26,810
Agency mortgage-backed securities	—	586,136	—	586,136
U.S. Treasury bills	—	9,925	—	9,925
Total securities available for sale	—	721,369	—	721,369
Other investments	121	—	—	121
Derivatives	—	3,023	—	3,023
Total assets	$121	$724,392	$—	$724,513

Liabilities
Derivatives	$—	$3,023	$—	$3,023
Total liabilities	$—	$3,023	$—	$3,023

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

•
Other investments. At March 31, 2019, of the $34.9 million of other investments on the condensed consolidated balance sheet, approximately $0.2 million was carried at fair value. The remaining $34.7 million of other investments were accounted for at cost. Other investments reported at fair value represent equity securities with quoted market prices (Level 1). Changes in fair value are recognized in net income.

•
Derivatives. The Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques as discussed further below. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Derivatives are reported at fair value utilizing Level 2 inputs.

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of March 31, 2019 and 2018.

	State tax credits held for sale
	Three months ended March 31,
(in thousands)	2019	2018
Beginning balance	$—	$400
Total gains:
Included in earnings	—	3
Purchases, sales, issuances and settlements:
Sales	—	(53)
Ending balance	$—	$350

Change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$(13)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. There were no financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2019.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2019 and December 31, 2018. Fair values that are not estimable are listed at the carrying value.

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$85,578	$85,578	$91,511	$91,511
Federal funds sold	1,934	1,934	1,714	1,714
Interest-bearing deposits	137,455	137,455	106,512	106,512
Securities available for sale	1,099,185	1,099,185	721,369	721,369
Securities held to maturity	64,368	64,147	65,679	63,934
Other investments, at cost	34,860	34,860	26,654	26,654
Loans held for sale	654	654	392	392
Derivative financial instruments	6,703	6,703	3,023	3,023
Portfolio loans, net	4,973,982	4,920,761	4,306,525	4,253,239
State tax credits, held for sale	37,215	39,355	37,587	39,169
Accrued interest receivable	26,276	26,276	16,069	16,069

Balance sheet liabilities
Deposits	5,537,113	5,532,053	4,587,985	4,583,047
Subordinated debentures and notes	140,668	131,634	118,156	106,316
Federal Home Loan Bank advances	180,466	180,463	70,000	70,000
Other borrowings	212,171	212,026	223,450	223,260
Derivative financial instruments	7,967	7,967	3,023	3,023
Accrued interest payable	3,231	3,231	1,977	1,977

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at March 31, 2019, and December 31, 2018.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at March 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$64,147	$—	$64,147
Portfolio loans, net	—	—	4,920,761	4,920,761
State tax credits, held for sale	—	—	39,355	39,355
Financial Liabilities:
Deposits	4,732,365	—	799,688	5,532,053
Subordinated debentures and notes	—	131,634	—	131,634
Federal Home Loan Bank advances	—	180,463	—	180,463
Other borrowings	—	212,026	—	212,026

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$63,934	$—	$63,934
Portfolio loans, net	—	—	4,253,239	4,253,239
State tax credits, held for sale	—	—	39,169	39,169
Financial Liabilities:
Deposits	3,903,556	—	679,491	4,583,047
Subordinated debentures and notes	—	106,316	—	106,316
Federal Home Loan Bank advances	—	70,000	—	70,000
Other borrowings	—	223,260	—	223,260

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill increased $90.3 million to $207.6 million at March 31, 2019 from $117.3 million at December 31, 2018 due to the acquisition of Trinity.

The table below presents a summary of intangible assets:

For the quarter ended
(in thousands)	March 31, 2019
Gross core deposit intangible balance, beginning of period	$20,574
Additions	23,333
Gross core deposit intangible, end of period	43,907
Accumulated amortization	(12,859)
Core deposit intangible, net, end of year	$31,048

Amortization expense on the core deposit intangibles was $0.8 million and $0.7 million for the quarters ended March 31, 2019 and 2018, respectively. The core deposit intangibles are being amortized over a 10 year period.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at March 31, 2019.

Year	Core Deposit Intangible
2019	$4,745
2020	5,652
2021	4,854
2022	4,120
2023	3,486
After 2023	8,191
$31,048

NOTE 11 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company’s subordinated debentures at March 31, 2019 and December 31, 2018 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	March 31, 2019	December 31, 2018
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I (1)	7,986	8,019	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (1)	4,348	4,335	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III (1)	5,156	—	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV (1)	9,921	—	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (1)	7,422	—	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total junior subordinated debentures	91,640	69,161

Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(972)	(1,005)
Total fixed-to-floating rate subordinated notes	49,028	48,995

Total subordinated debentures and notes	$140,668	$118,156

(1) Purchase accounting adjustments are reflected in the balance and also impact the effective interest rate.

As part of the acquisition of Trinity, the Company acquired additional junior subordinated debentures issued by unconsolidated statutory trusts with a par value of  $26.8 million. The Company has assigned a preliminary fair value of $22.5 million to these junior subordinated debentures.

NOTE 12 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Financial Accounting Standards Board (the “FASB”) ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-402 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The amendments are effective for public business entities for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption being permitted. The Company is currently evaluating the new guidance and has not yet determined the impact this standard may have on its consolidated balance sheets.

FASB ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the guidance in the Concepts Statement, including consideration of costs and benefits, to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the new guidance and has not yet determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” In June 2016, the FASB issued ASU 2016-13, “Financial Instruments (Topic 326)” which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a more timely recognition of losses. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has formed an implementation team that includes members of accounting, credit, and loan operations to review the requirements of ASU 2016-13, and has contracted with a software provider to aid in implementation. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation of said models is required to determine the impact that adoption of this standard will have on the Company’s financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements
Some of the information in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of statements about the future performance, operations products and services of the Company and its subsidiaries. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2018 Annual Report on Form 10-K or within this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis and expectations only as of the date of such statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend, and undertakes no obligation, to publicly revise or update forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by federal securities law. You should understand that it is not possible to predict or identify all risk factors. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.enterprisebank.com under “Investor Relations.”

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2019 compared to the financial condition as of December 31, 2018. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2019, compared to the same periods in 2018. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018. Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

Executive Summary

The Company closed its acquisition of Trinity Capital Corporation (“Trinity”) on March 8, 2019. The results of operations of Trinity are included in our consolidated results since this date and, therefore, were not included for the linked quarter ended December 31, 2018 and prior year period. The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed of Trinity as of March 8, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,899
Interest-earning deposits greater than 90 days	100
Securities	428,301
Loans, net	683,564
Other real estate	4,963
Other investments	6,673
Fixed assets, net	28,086
Accrued interest receivable	3,997
Intangible assets	23,333
Deferred tax assets	10,710
Other assets	32,098
Total assets acquired	$1,235,724

Liabilities assumed:
Deposits	$1,081,187
Subordinated debentures	22,481
FHLB advances	6,971
Accrued interest payable	370
Other liabilities	5,842
Total liabilities assumed	$1,116,851

Net assets acquired	$118,873

Consideration paid:
Cash	$37,276
Common stock	171,884
Total consideration paid	$209,160

Goodwill	$90,287

Below are highlights of our financial performance for the three months ended March 31, 2019, as compared to the linked quarter ended December 31, 2018, and prior year period.

(in thousands, except per share data)	At or for the three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
EARNINGS
Total interest income	$67,617	$64,002	$55,164
Total interest expense	15,274	13,409	8,993
Net interest income	52,343	50,593	46,171
Provision for portfolio loans	1,476	2,120	1,871
Net interest income after provision for loan losses	50,867	48,473	44,300
Total noninterest income	9,230	10,702	9,542
Total noninterest expense	39,838	30,747	29,143
Income before income tax expense	20,259	28,428	24,699
Income tax expense	4,103	4,899	3,778
Net income	$16,156	$23,529	$20,921

Basic earnings per share	$0.68	$1.02	$0.91
Diluted earnings per share	0.67	1.02	0.90

Return on average assets	1.10%	1.69%	1.59%
Return on average common equity	9.89	15.61	15.31
Return on average tangible common equity[1]	12.93	19.79	19.92
Net interest margin (tax equivalent)	3.87	3.94	3.80
Core net interest margin[1]	3.79	3.77	3.74
Efficiency ratio	64.70	50.16	52.31
Core efficiency ratio[1]	54.06	49.77	54.02
Book value per common share	$29.68	$26.47	$24.02
Tangible book value per common share[1]	20.80	20.95	18.49

ASSET QUALITY
Net charge-offs (recoveries)	$1,826	$2,822	$(226)
Nonperforming loans	9,607	16,745	15,582
Classified assets	79,750	70,126	77,195
Nonperforming loans to total loans	0.19%	0.38%	0.37%
Nonperforming assets to total assets	0.24	0.30	0.30
Allowance for loan losses to total loans	0.86	1.00	1.07
Net charge-offs (recoveries) to average loans (annualized)	0.16	0.26	(0.02)

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, the Company noted the following trends:

•
The Company reported net income of $16.2 million, or $0.67 per diluted share, for the three months ended March 31, 2019, compared to $20.9 million, or $0.90 per diluted share, for the same period in 2018. The earnings per share decrease of $0.23 primarily resulted from $7.3 million pretax ($5.7 million after tax), or $0.24 per diluted share, of merger-related expenses. The issuance of shares related to the merger increased average diluted shares outstanding by 1,064,000 for the quarter ended March 31, 2019. The Company realized growth in its core net interest margin1 of five basis points to 3.79% in the current quarter compared to 3.74% in the prior year quarter. Return on average assets (“ROAA”), return on average common equity (“ROAE”), and return on average tangible common equity1 (“ROATCE”) were 1.10%, 9.89%, and 12.93%, respectively in the first quarter of 2019. The impact of merger-related expenses reduced ROAA, ROAE, and ROATCE1 by 0.39%, 3.51% and 4.60%, respectively. Excluding merger-related expenses, the adjusted ROAA,1 adjusted ROAE,1 and adjusted ROATCE1 were 1.49%, 13.40%, and 17.53%, respectively for the first quarter of 2019.

•
Net interest income for the first three months of 2019 increased $6.2 million or 13%, from the prior year period. Loan growth and higher rates supported the increase in interest income over the prior year period along with the acquisition of Trinity contributing $3.0 million.

•
Net interest margin for the first three months of 2019 increased seven basis points to 3.87% when compared to the prior year period of 3.80%. Core net interest margin,[1] which excludes incremental accretion on non-core acquired loans, increased five basis points to 3.79% for the first three months of 2019 from the prior year period primarily due to the impact of interest rate increases on portfolio loans out-pacing the increase in deposit and borrowing costs.

•
Noninterest income for the first three months of 2019 decreased $0.3 million or (3)%, compared to the prior year period primarily due to income on the non-core acquired portfolio that was not repeated in the current quarter, partially offset by organic growth in card services and contributions from Trinity of approximately $0.6 million, primarily related to wealth management and card services revenue.

•
Noninterest expense was $39.8 million for the three months ended March 31, 2019, compared to $29.1 million for the comparable period in 2018. The increase from the prior year period was primarily due to merger-related expenses of $7.3 million, and increased operating expenses since the closing of the Trinity acquisition, most notably in employee compensation and benefits, and data processing.

Balance sheet highlights:

•
Loans – Total loans increased to $5.0 billion at March 31, 2019, increasing $667 million when compared to December 31, 2018. The increase is primarily attributable to the acquisition of Trinity along with growth in the commercial and industrial (“C&I”), commercial real estate (“CRE”), and life insurance premium finance categories, partially offset by paydowns outpacing growth in the other categories.

•
Deposits – Total deposits at March 31, 2019 were $5.5 billion, an increase of $949 million, from December 31, 2018. The increase is primarily attributable to the acquisition of Trinity, partially offset by normal seasonal reductions with some of our corporate clients. Core deposits, defined as total deposits excluding time deposits, were $4.7 billion at March 31, 2019, an increase of $829 million, or 21% when compared to December 31, 2018.

•
Asset quality – Nonperforming loans were $9.6 million at March 31, 2019, compared to $16.7 million at December 31, 2018. Nonperforming loans represented 0.19% and 0.38% of total loans at March 31, 2019 and December 31, 2018, respectively.

Provision for portfolio loan losses was $1.5 million for the three months ended March 31, 2019, compared to $1.9 million for the three months ended March 31, 2018. See “Item 1, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses” in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
Non-core acquired loans were those acquired from the FDIC and were previously covered by shared-loss agreements. The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis. Averages for the three months ended March 31, 2019 only reflect the Trinity acquired balances effective as of March 8, 2019, which increased average earning assets $283 million.

	Three months ended March 31,
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$4,468,412	$59,227	5.38%	$4,072,639	$48,891	4.87%
Tax-exempt portfolio loans (2)	28,021	424	6.14	37,206	489	5.33
Non-core acquired loans - contractual	14,954	322	8.73	29,125	426	5.93
Non-core acquired loans - incremental accretion		1,157	31.37		766	10.67
Total loans	4,511,387	61,130	5.50	4,138,970	50,572	4.96
Taxable investments in debt and equity securities	831,627	5,698	2.78	698,459	4,192	2.43
Non-taxable investments in debt and equity securities (2)	65,309	594	3.69	42,128	375	3.61
Short-term investments	102,166	447	1.77	69,318	240	1.40
Total securities and short-term investments	999,102	6,739	2.74	809,905	4,807	2.41
Total interest-earning assets	5,510,489	67,869	4.99	4,948,875	55,379	4.54
Noninterest-earning assets:
Cash and due from banks	80,991			88,630
Other assets	408,195			346,376
Allowance for loan losses	(43,589)			(43,769)
Total assets	$5,956,086			$5,340,112

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,077,289	$1,790	0.67%	$862,912	$806	0.38%
Money market accounts	1,521,878	6,515	1.74	1,391,055	3,353	0.98
Savings	299,731	183	0.25	201,852	125	0.25
Certificates of deposit	712,269	3,332	1.90	603,736	1,899	1.28
Total interest-bearing deposits	3,611,167	11,820	1.33	3,059,555	6,183	0.82
Subordinated debentures	124,154	1,648	5.38	118,110	1,368	4.70
FHLB advances	215,420	1,398	2.63	302,548	1,258	1.69
Other borrowed funds	202,197	408	0.82	207,442	184	0.36
Total interest-bearing liabilities	4,152,938	15,274	1.49	3,687,655	8,993	0.99
Noninterest bearing liabilities:
Demand deposits	1,088,323			1,064,771
Other liabilities	52,371			33,620
Total liabilities	5,293,632			4,786,046
Shareholders' equity	662,454			554,066
Total liabilities & shareholders' equity	$5,956,086			$5,340,112
Net interest income		$52,595			$46,386
Net interest spread			3.50%			3.55%
Net interest margin			3.87%			3.80%
Core net interest margin (3)			3.79%			3.74%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.1 million and $1.0 million for the three months ended March 31, 2019 and 2018 respectively.

(2)
Non-taxable income is presented on a tax-equivalent basis using a 24.7% tax rate in 2019 and 2018. The tax-equivalent adjustments were $0.3 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial measures.”

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2019 compared to 2018
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$4,975	$5,361	$10,336
Tax-exempt loans (3)	(132)	67	(65)
Non-core acquired loans	(790)	1,077	287
Taxable investments in debt and equity securities	858	648	1,506
Non-taxable investments in debt and equity securities (3)	211	8	219
Short-term investments	133	74	207
Total interest-earning assets	$5,255	$7,235	$12,490

Interest paid on:
Interest-bearing transaction accounts	$242	$742	$984
Money market accounts	342	2,820	3,162
Savings	58	—	58
Certificates of deposit	388	1,045	1,433
Subordinated debentures	73	207	280
FHLB advances	(431)	571	140
Borrowed funds	(5)	229	224
Total interest-bearing liabilities	667	5,614	6,281
Net interest income	$4,588	$1,621	$6,209
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis using the combined statutory federal and state income tax rate in effect for each tax year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $52.6 million for the three months ended March 31, 2019, compared to $46.4 million for the same period of 2018, an increase of $6.2 million, or 13%. The tax-equivalent net interest margin was 3.87% for the first quarter of 2019, compared to 3.80% in the first quarter of 2018. Loan growth and higher rates supported the $6.2 million increase in interest income over the prior year period along with the acquisition of Trinity which contributed $3.0 million. The yield on taxable portfolio loans increased 51 basis points from the prior year period to 5.38% for the three months ended March 31, 2019, due to increasing interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans.

Core net interest margin1 increased five basis points to 3.79% during the current quarter compared to 3.74% for the prior year period. This increase was primarily due to the impact of interest rate increases on the Company's asset sensitive balance sheet. Specifically, the yield on taxable portfolio loans increased 51 basis points to 5.38% from 4.87% due to the effect of rising interest rates on the existing variable-rate loan portfolio and higher rates on newly originated loans. The cost of total interest-bearing liabilities increased 50 basis points to 1.49% for the quarter ended March 31, 2019 from 0.99% for the prior year quarter. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend existing and attract new core deposit relationships.

The Company continues to manage its balance sheet to grow net interest income and expects to maintain core net interest margin1 over the coming quarters; however, pressure on funding costs could negate the expected trends in core net interest margin.1

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Three months ended March 31,
(in thousands)	2019	2018	Increase (decrease)
Service charges on deposit accounts	$2,935	$2,851	$84	3%
Wealth management revenue	1,992	2,114	(122)	(6)%
Card services revenue	1,790	1,516	274	18%
Gain on sale of other real estate	66	—	66	NM
Tax credit activity, net	158	252	(94)	(37)%
Gain on sale of investment securities	—	—	—	NM
Miscellaneous income	2,289	2,809	(520)	(19)%
Total noninterest income	$9,230	$9,542	$(312)	(3)%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest income decreased $0.3 million, or 3% in the first three months of 2019 compared to the same period in 2018. During the three months ended March 31, 2019, reductions in wealth management and in other income on the non-core acquired portfolio which was not repeated in the current quarter were offset by contributions from Trinity of approximately $0.6 million, primarily related to wealth management and card services revenue. The acquisition of Trinity added $406 million of assets under management.

The Company expects growth in noninterest income of a high single digit percentage for 2019 over 2018 levels, exclusive of the impact of the Trinity acquisition.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Three months ended March 31,
(in thousands)	2019	2018	Increase (decrease)
Employee compensation and benefits	$19,352	$16,491	$2,861	17%
Occupancy	2,637	2,406	231	10%
Data processing	1,906	1,467	439	30%
Professional fees	746	849	(103)	(12)%
FDIC and other insurance	848	917	(69)	(8)%
Loan legal and other real estate expense	482	299	183	61%
Merger related expenses	7,270	—	7,270	—%
Other	6,597	6,714	(117)	(2)%
Total noninterest expense	$39,838	$29,143	$10,695	37%

Efficiency ratio	64.70%	52.31%	12.39%	24%
Core efficiency ratio[1]	54.06%	54.02%	0.04%	—%
1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense was $39.8 million for the three months ended March 31, 2019, compared to $29.1 million for the three months ended March 31, 2018. The increase from the prior year period was primarily due to merger-related expenses of $7.3 million, and increased operating expenses since the closing of the Trinity acquisition, most notably in employee compensation and benefits, and data processing.

The Company’s core efficiency ratio1 remained consistent at 54.1% for the three months ended March 31, 2019, compared to 54.0% for the prior year period even with the increase in operating expenses occurring since the acquisition of Trinity. These elevated expenses are expected to continue through the second quarter until the LANB systems are converted. Efficiency improvements are expected to occur in the second half of 2019 resulting in expense growth at a rate of 35% - 45% of projected revenue growth for 2019, and continued improvements to the Company’s efficiency ratio.

Income Taxes

The Company’s income tax expense for the three months ended March 31, 2019, which includes both federal and state taxes, was $4.1 million compared to $3.8 million for the prior year period in 2018. The Company’s effective tax rate was 20.3% for the three months ended March 31, 2019 compared to 15.3% for the same period in 2018 due to several components. Excess tax benefits from the vesting of stock-based compensation were more favorable in the prior year quarter due to variability in cost basis of vesting awards. The nondeductible merger-related expenses in the current quarter increased income tax expense. Finally, timing of purchases of tax credit investments resulted in additional tax benefits in the prior year quarter. The Company is currently evaluating additional tax credit investment opportunities which are expected to have a positive impact in 2019.

The Company expects its effective tax rate for the remainder of 2019 to be approximately 18% - 20%.

Summary Balance Sheet

(in thousands)	March 31, 2019	December 31, 2018	Increase (decrease)
Total cash and cash equivalents	$221,482	$196,552	$24,930	12.7%
Securities	1,163,553	787,048	376,505	47.8%
Loans held for investment	5,017,077	4,190,845	826,232	19.7%
Total assets	6,932,757	5,645,662	1,287,095	22.8%
Deposits	5,537,113	4,587,985	949,128	20.7%
Total liabilities	6,134,922	5,041,858	1,093,064	21.7%
Total shareholders’ equity	797,835	603,804	194,031	32.1%

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

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2019	December 31, 2018	Increase (decrease)
Commercial and industrial	$2,227,050	$2,123,167	$103,883	4.9%
Commercial real estate - investor owned	1,187,816	867,667	320,149	36.9%
Commercial real estate - owner occupied	682,224	614,167	68,057	11.1%
Construction and land development	369,365	334,645	34,720	10.4%
Residential real estate	432,902	305,026	127,876	41.9%
Consumer and other	117,720	105,329	12,391	11.8%
Loans held for investment	$5,017,077	$4,350,001	$667,076	15.3%

Loans grew by $667 million to $5.0 billion at March 31, 2019, when compared to December 31, 2018. The increase is primarily attributable to the acquisition of Trinity along with growth in the C&I, CRE, and life insurance premium finance categories, partially offset by paydowns outpacing growth in the other categories. We expect continued loan growth in 2019 to be a high single digit percentage, excluding acquired loans.

The following table illustrates portfolio loan growth with selected specialized lending detail:

	At the quarter ended
(in thousands)	March 31, 2019	December 31, 2018	Increase (decrease)
C&I - general	$1,128,755	$995,491	$133,264	13.4%
CRE investor owned - general	1,183,471	862,423	321,048	37.2%
CRE owner occupied - general	576,026	496,835	79,191	15.9%
Enterprise value lending[1]	439,500	465,992	(26,492)	(5.7)%
Life insurance premium financing[1]	440,693	417,950	22,743	5.4%
Residential real estate - general	432,556	304,671	127,885	42.0%
Construction and land development - general	345,207	310,832	34,375	11.1%
Tax credits[1]	235,454	262,735	(27,281)	(10.4)%
Agriculture[1]	126,088	136,188	(10,100)	(7.4)%
Consumer and other - general	109,327	96,884	12,443	12.8%
Total loans	$5,017,077	$4,350,001	$667,076	15.3%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or consumer and other loans.

Specialized lending products, especially Enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans, and have contributed significantly to the Company’s loan growth. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our traditional three markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth, coupled with typically fixed-rate CRE lending, supports management’s efforts to maintain a flexible asset sensitive interest rate risk position. C&I loans increased $104 million during the first three months of 2019 and represented 44% of the Company’s loan portfolio at March 31, 2019. We expect continued loan growth in 2019 to be a high single digit percentage, excluding acquired loans.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2019	2018
Allowance at beginning of period, for portfolio loans	$42,295	$38,166
Loans charged off:
Commercial and industrial	(1,853)	(732)
Real estate:
Commercial	(156)	—
Construction and land development	(45)	—
Residential	(67)	(254)
Consumer and other	(129)	(49)
Total loans charged off	(2,250)	(1,035)
Recoveries of loans previously charged off:
Commercial and industrial	29	956
Real estate:
Commercial	9	12
Construction and land development	9	206
Residential	364	73
Consumer and other	13	14
Total recoveries of loans	424	1,261
Net loan charge-offs	(1,826)	226
Provision for loan losses	1,476	1,871
Allowance at end of period, for portfolio loans	$41,945	$40,263

Allowance at beginning of period, for purchased credit impaired loans	$1,181	$4,411
Loans charged off	—	—
Recoveries of loans	—	—
Net loan charge-offs	—	—
Other	(31)	(24)
Allowance at end of period, for purchased credit impaired loans	$1,150	$4,387

Total allowance at end of period	$43,095	$44,650

Portfolio loans, average	$4,496,125	$4,108,400
Total loans, average	4,511,079	4,137,525
Total loans, ending	5,017,077	4,190,845
Net charge-offs (recoveries) to average loans	0.16%	(0.02)%
Allowance for loan losses to total loans	0.86%	1.07%

The provision for loan losses on portfolio loans for the three months ended March 31, 2019 was $1.5 million, compared to $1.9 million for same period in 2018. The provision is reflective of charge-offs in the period and maintaining a prudent credit risk posture.

The allowance for loan losses on portfolio loans was 0.86% of portfolio loans at March 31, 2019, compared to 1.07% at March 31, 2018. The decrease in the ratio of allowance for loan losses to total loans was primarily due to the acquisition of Trinity loans that were recorded at fair value and do not have a corresponding allowance for loan losses. The Company has recorded a preliminary credit mark on the Trinity loan portfolio of $24.3 million at March 31, 2019.
Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Non-accrual loans	$9,416	$16,520	$14,858
Loans past due 90 days or more and still accruing interest	—	—	—
Restructured loans	191	225	724
Total nonperforming loans	9,607	16,745	15,582
Other real estate	6,804	469	455
Total nonperforming assets	$16,411	$17,214	$16,037

Total assets	$6,932,757	$5,645,662	$5,383,102
Total loans	4,894,574	4,350,001	4,190,845
Total loans plus other real estate	5,023,881	4,350,470	4,191,300
Nonperforming loans to total loans	0.19%	0.38%	0.37%
Nonperforming assets to total loans plus other real estate	0.33	0.40	0.38
Nonperforming assets to total assets	0.24	0.30	0.30
Allowance for loan losses to nonperforming loans	449	260	287

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis as the pools are considered to be performing. See Item 1, Note 5 – Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Commercial and industrial	$7,205	$12,950	$12,313
Commercial real estate	1,995	1,206	1,167
Construction and land development	—	—	—
Residential real estate	407	2,277	1,777
Consumer and other	—	312	325
Total	$9,607	$16,745	$15,582

The following table summarizes the changes in nonperforming loans:

	Three months ended March 31,
(in thousands)	2019	2018
Nonperforming loans beginning of period	$16,745	$15,687
Additions to nonaccrual loans	1,453	1,429
Additions to restructured loans	—	30
Charge-offs	(2,135)	(1,003)
Other principal reductions	(4,947)	(561)
Moved to other real estate	(835)	—
Moved to performing	(674)	—
Nonperforming loans end of period	$9,607	$15,582

Other real estate
Other real estate was $6.8 million at March 31, 2019 compared to $0.5 million at March 31, 2018.

The following table summarizes the changes in other real estate:

	Three months ended March 31,
(in thousands)	2019	2018
Other real estate beginning of period	$469	$498
Additions and expenses capitalized to prepare property for sale	1,372	—
Additions from acquisition	4,963	—
Writedowns in value	—	(43)
Other real estate end of period	$6,804	$455

Writedowns in fair value are recorded in loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $6.1 billion at March 31, 2019, compared to $5.0 billion at December 31, 2018. The increase in liabilities was due to $949 million of growth in total deposits primarily attributable to the acquisition of Trinity and a $110 million increase in Federal Home Loan Bank advances, partially offset by a decrease of $39 million in other borrowings.

Deposits

(in thousands)	March 31, 2019	December 31, 2018	Increase (decrease)
Demand deposits	$1,186,508	$1,100,718	$85,790	7.8%
Interest-bearing transaction accounts	1,389,826	1,037,684	352,142	33.9%
Money market accounts	1,580,291	1,565,729	14,562	0.9%
Savings	575,740	199,425	376,315	188.7%
Certificates of deposit:
Brokered	180,788	198,981	(18,193)	(9.1)%
Other	623,960	485,448	138,512	28.5%
Total deposits	$5,537,113	$4,587,985	$949,128	20.7%

Non-time deposits / total deposits	85%	85%
Demand deposits / total deposits	21%	24%

Total deposits at March 31, 2019 were $5.5 billion, an increase of 21%, from December 31, 2018. The increase is primarily attributable to the acquisition of Trinity, partially offset by normal seasonal reductions with some of our corporate clients. The composition of our noninterest bearing deposits declined to 21% of total deposits at March 31, 2019 compared to 24% at December 31, 2018.

Shareholders’ Equity

Shareholders’ equity totaled $797.8 million at March 31, 2019, an increase of $194.0 million from December 31, 2018. Significant activity during the three months ended March 31, 2019 was as follows:

•	issuance of 4.0 million shares of common stock for the Trinity acquisition of $171.9 million,

•	net income of $16.2 million,

•	increase in fair value of securities of $11.5 million,

•	dividends paid on common shares of $3.8 million, and

•	issuance under equity compensation plans of $1.9 million.

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

Parent Company liquidity
The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company’s primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). $10 million of dividends have been paid to the parent company from the Bank in 2019. Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments.

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

The Company has a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank allowing for borrowings up to $25 million which is renewed through February 2020. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of March 31, 2019, there were no outstanding balances under the Revolving Agreement.

The Company has a five-year term note for $40 million issued in March 2019. The Company principally used the proceeds from the issuance of the note to fund the cash consideration at the closing of the acquisition of Trinity.

As of March 31, 2019, the Company had $92 million of outstanding subordinated debentures as part of thirteen Trust Preferred Securities Pools which includes $22 million acquired in the Trinity acquisition. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $7 million, along with the Company’s other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2019.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2019, the Bank had borrowing capacity of $500 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1 billion available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $95 million, and $276 million of unsecured credit through the American Financial Exchange.

Total securities available for sale of $1 billion at March 31, 2019, included $443 million of securities that were pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $656 million could be pledged or sold to enhance liquidity, if necessary. In addition, $53 million of unpledged held to maturity securities could also be pledged for liquidity purposes.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $1.5 billion in unused commitments as of March 31, 2019. While this commitment level would exhaust the majority of the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of March 31, 2019, and December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2019. The Company adopted the Regulatory Capital Framework (“Basel III”) in 2015, and has implemented the necessary processes and procedures to comply.

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	March 31, 2019	December 31, 2018	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.75%	12.26%	10.00%
Tier 1 capital to risk-weighted assets	12.00	11.38	8.00
Common equity tier 1 capital to risk-weighted assets	12.00	11.37	6.50
Leverage ratio (Tier 1 capital to average assets)	12.01	10.52	5.00
Total risk-based capital	$740,510	$611,197
Tier 1 capital	696,910	567,296
Common equity tier 1 capital	696,853	567,239

The following table summarizes the Company’s various capital ratios at the dates indicated:

(in thousands)	March 31, 2019	December 31, 2018	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.86%	13.02%	N/A
Tier 1 capital to risk-weighted assets	11.25	11.14	N/A
Common equity tier 1 capital to risk-weighted assets	9.64	9.79	N/A
Leverage ratio (Tier 1 capital to average assets)	11.43	10.29	N/A
Tangible common equity to tangible assets[1]	8.35	8.66	N/A
Total risk-based capital	$748,388	$650,859
Tier 1 capital	654,788	556,958
Common equity tier 1 capital	561,131	489,301

[1] Not a required regulatory capital ratio
The Company believes the tangible common equity ratio and the common equity tier 1 capital ratio are important measures of capital strength even though they are considered to be non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:

The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as net interest margin, efficiency ratios, return on average assets, return on average equity, and the tangible common equity ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
The Company considers its core net interest margin, core efficiency ratio, return on average assets, return on average equity, and return on average tangible common equity, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans, which were acquired from the FDIC and previously covered by loss share agreements, and the related income and expenses, the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude expenses directly related to non-core acquired loans. Core performance measures also exclude certain other income and expense items, such as merger-related expenses, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.
The Company believes these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding the Company’s performance and capital strength. The Company’s management uses, and believes that investors benefit from referring to, these non-GAAP measures and ratios in assessing the Company’s operating results and related trends and when forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In the following tables, the Company has provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Core Performance Measures

	For the Three Months ended
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Net interest income	$52,343	$50,593	$46,171
Less: Incremental accretion income	1,157	2,109	766
Core net interest income	51,186	48,484	45,405

Total noninterest income	9,230	10,702	9,542
Less: Gain on sale of investment securities	—	—	9
Less: Other income from non-core acquired assets	365	10	1,013
Less: Other non-core income	—	26	—
Core noninterest income	8,865	10,666	8,520

Total core revenue	60,051	59,150	53,925

Total noninterest expense	39,838	30,747	29,143
Less: Other expenses related to non-core acquired loans	103	40	14
Less: Merger related expenses	7,270	1,271	—
Core noninterest expense	32,465	29,436	29,129

Core efficiency ratio	54.06%	49.77%	54.02%

Net Interest Margin to Core Net Interest Margin (tax equivalent)

	Three months ended March 31,
(in thousands)	2019	2018
Net interest income	$52,595	$46,386
Less: Incremental accretion income	1,157	766
Core net interest income	$51,438	$45,620

Average earning assets	$5,510,489	$4,948,875
Reported net interest margin	3.87%	3.80%
Core net interest margin	3.79%	3.74%

Tangible common equity ratio

(in thousands)	March 31, 2019	December 31, 2018
Total shareholders' equity	$797,835	$603,804
Less: Goodwill	207,632	117,345
Less: Intangible assets	31,048	8,553
Tangible common equity	$559,155	$477,906

Total assets	$6,932,757	$5,645,662
Less: Goodwill	207,632	117,345
Less: Intangible assets	31,048	8,553
Tangible assets	$6,694,077	$5,519,764

Tangible common equity to tangible assets	8.35%	8.66%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the Quarter ended
($ in thousands, except per share data)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018
Average shareholder’s equity	$662,454	$597,864	$554,066
Less: Average goodwill	141,422	117,345	117,345
Less: Average intangible assets	14,472	8,841	10,715
Average tangible common equity	506,560	471,678	426,006

Impact of Merger Related Expenses

	For the three months ended
($ in thousands, except per share data)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018
Net income - GAAP	$16,156	$23,529	$20,921
Merger-related expenses	7,270	1,271	—
Related tax effect	(1,535)	(314)	—
Adjusted net income - Non-GAAP	$21,891	$24,486	$20,921

Average assets	$5,956,086	$5,518,740	$5,340,112
ROAA - GAAP net income	1.10%	1.69%	1.59%
ROAA - Adjusted net income	1.49	1.76	1.59

Average shareholder’s equity	$662,454	$597,864	$554,066
ROAE - GAAP net income	9.89%	15.61%	15.31%
ROAE - Adjusted net income	13.40	16.25	15.31

Average tangible common equity	$506,560	$471,678	$426,006
ROATCE - GAAP net income	12.93%	19.79%	19.92%
ROATCE - Adjusted net income	17.53	20.60	19.92

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are described throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	7.5%
+ 200 bp	5.1%
+ 100 bp	2.6%
- 100 bp	(4.7)%
- 200 bp	(13.1)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. Generally, positive changes in rates result in higher levels of net interest income, while scenarios based on declining rates, particularly those involving decreases in long-term rates, result in reduced net interest income.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2019. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In connection with its acquisition of Trinity/LANB, the Company, as successor-in-interest to Trinity, is a party to certain consolidated proceedings pending in the First Judicial Circuit Court for the State of New Mexico, styled Trinity Capital Corporation, et al v. Atlantic Specialty Ins. Co., et al. The lawsuit seeks declaratory relief, defense costs, and damages related to claims for bad faith breach of insurance contracts and violations of New Mexico insurance statutes. The insurance coverage at issue in the lawsuit relates to regulatory proceedings commenced by the OCC against LANB and the SEC against Trinity following an OCC bank examination in 2012. At the time, Trinity had in place a Director and Officer insurance policy that included coverage for the cost of defending against certain regulatory proceedings. Coverage was denied by the insurance company based on an alleged failure to give timely notice of a claim. Former Trinity/LANB officers, William Enloe, Jill Cook and Mark Pierce, also filed suits against the insurance company and Trinity/LANB which have been consolidated in the proceeding. The claims of William Enloe against Trinity/LANB relate to an alleged failure to provide timely notice to the insurance company. The claims of Jill Cook and Mark Pierce relate to indemnification and alleged wrongful termination. The officers’ claims against Trinity/LANB have been stayed pending resolution of the claims against the insurance company. In November 2018, Jill Cook settled her claims with the insurance company.

In December 2018, the Court granted summary judgment in favor of Trinity/LANB finding that they had delivered timely notice to the insurance company as a matter of law. The insurance company has filed a motion to reconsider this ruling which is expected to be heard and/or ruled on during the second quarter of 2019. The Company intends to vigorously defend the summary judgment ruling. If successful, the Company will next seek to prove up its damages at trial which is scheduled for November 2019. The Company also plans to vigorously defend itself against the officers’ claims. Due to the complex nature of this lawsuit, the outcome and timing of ultimate resolution and recovery by the Company is uncertain.

In addition, the Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at March 31, 2019 and December 31, 2018; (ii) Consolidated Statement of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of April 30, 2019.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer