Form 10-Q
period 2019-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2019-07-26
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EFSC	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

As of July 24, 2019, the Registrant had 26,881,832 shares of outstanding common stock, $0.01 par value per share.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$106,835	$91,511
Federal funds sold	2,744	1,714
Interest-earning deposits (including $14,195 and $1,305 pledged as collateral, respectively)	79,821	103,327
Total cash and cash equivalents	189,400	196,552
Interest-earning deposits greater than 90 days	2,750	3,185
Securities available for sale	1,223,052	721,369
Securities held to maturity, at cost	62,725	65,679
Loans held for sale	1,437	392
Loans	5,149,497	4,350,001
Less: Allowance for loan losses	43,822	43,476
Loans, net	5,105,675	4,306,525
Other real estate	10,531	469
Other investments, at cost	42,990	26,654
Fixed assets, net	58,888	32,109
Operating lease right-of-use asset	14,164	—
Accrued interest receivable	27,008	16,069
State tax credits held for sale, at cost	37,294	37,587
Goodwill	211,251	117,345
Intangible assets, net	29,201	8,553
Bank-owned life insurance	101,416	73,233
Other assets	64,073	39,941
Total assets	$7,181,855	$5,645,662

Liabilities and Shareholders' Equity
Demand deposits	$1,181,577	$1,100,718
Interest-bearing transaction accounts	1,392,586	1,037,684
Money market accounts	1,611,766	1,565,729
Savings	550,839	199,425
Certificates of deposit:
Brokered	213,138	198,981
Other	609,432	485,448
Total deposits	5,559,338	4,587,985
Subordinated debentures and notes (net of debt issuance cost of $940 and $1,005, respectively)	141,100	118,156
Federal Home Loan Bank advances	389,446	70,000
Other borrowings	160,961	221,450
Notes payable	37,143	2,000
Operating lease liability	14,815	—
Accrued interest payable	2,701	1,977
Other liabilities	50,850	40,290
Total liabilities	6,356,354	5,041,858

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 28,033,246 and 23,938,994 shares issued, respectively	280	239
Treasury stock, at cost; 1,127,105 shares	(42,655)	(42,655)
Additional paid in capital	523,454	350,936
Retained earnings	331,348	304,566
Accumulated other comprehensive income (loss)	13,074	(9,282)
Total shareholders' equity	825,501	603,804
Total liabilities and shareholders' equity	$7,181,855	$5,645,662
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$69,628	$52,948	$130,653	$103,398
Interest on debt securities:
Taxable	7,757	4,228	13,232	8,215
Nontaxable	861	271	1,308	553
Interest on interest-bearing deposits	703	231	1,150	471
Dividends on equity securities	252	201	475	406
Total interest income	79,201	57,879	146,818	113,043
Interest expense:
Interest-bearing transaction accounts	2,134	817	3,924	1,623
Money market accounts	6,996	4,445	13,511	7,798
Savings accounts	231	147	414	272
Certificates of deposit	3,758	2,338	7,090	4,237
Subordinated debentures and notes	1,958	1,454	3,606	2,822
Federal Home Loan Bank advances	1,696	1,448	3,094	2,706
Notes payable and other borrowings	713	182	1,121	366
Total interest expense	17,486	10,831	32,760	19,824
Net interest income	61,715	47,048	114,058	93,219
Provision for loan losses	1,722	390	3,198	2,261
Net interest income after provision for loan losses	59,993	46,658	110,860	90,958
Noninterest income:
Service charges on deposit accounts	3,366	3,007	6,301	5,858
Wealth management revenue	2,661	2,141	4,653	4,255
Card services revenue	2,461	1,650	4,251	3,166
Gain (loss) on sale of other real estate	(18)	—	48	—
Tax credit income	572	64	730	316
Miscellaneous income	2,922	2,831	5,211	5,640
Total noninterest income	11,964	9,693	21,194	19,235
Noninterest expense:
Employee compensation and benefits	20,687	16,582	40,039	33,073
Occupancy	3,188	2,342	5,825	4,748
Data processing	2,458	1,533	4,364	3,000
Professional fees	1,037	747	1,783	1,596
FDIC and other insurance	815	920	1,663	1,837
Loan legal and other real estate expense	818	(23)	1,300	276
Merger related expenses	10,306	—	17,576	—
Other	9,745	7,118	16,342	13,832
Total noninterest expense	49,054	29,219	88,892	58,362

Income before income tax expense	22,903	27,132	43,162	51,831
Income tax expense	4,479	4,881	8,582	8,659
Net income	$18,424	$22,251	$34,580	$43,172

Earnings per common share
Basic	$0.69	$0.96	$1.36	$1.87
Diluted	0.68	0.95	1.36	1.85
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$18,424	$22,251	$34,580	$43,172
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $4,213 and $(333), and for six months of $7,987 and $(2,598), respectively	12,845	(1,017)	24,349	(7,921)
Less: Reclassification adjustment for realized gains (losses) on sale of securities available for sale included in net income, net of income tax expense (benefit) for six months of $(72) and $2, respectively	—	—	220	(7)
Unrealized loss on cash flow hedges arising during the 2019 periods, net of income tax benefit for three months of $413 and for six months of $726	(1,261)	—	(2,213)	—
Total other comprehensive income (loss)	11,584	(1,017)	22,356	(7,928)
Total comprehensive income	$30,008	$21,234	$56,936	$35,244

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2019	$280	$(42,655)	$521,761	$316,959	$1,490	$797,835
Net income	—	—	—	18,424	—	18,424
Other comprehensive income	—	—	—	—	11,584	11,584
Total comprehensive income	—	—	—	18,424	11,584	30,008
Cash dividends paid on common shares, $0.15 per share	—	—	—	(4,035)	—	(4,035)
Issuance under equity compensation plans, 28,341 shares, net	—	—	707	—	—	707
Share-based compensation	—	—	986	—	—	986
Balance at June 30, 2019	$280	$(42,655)	$523,454	$331,348	$13,074	$825,501

Balance at December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	—	—	—	34,580	—	34,580
Other comprehensive income	—	—	—	—	22,356	22,356
Total comprehensive income	—	—	—	34,580	22,356	56,936
Cash dividends paid on common shares, $0.29 per share	—	—	—	(7,798)	—	(7,798)
Issuance under equity compensation plans, 103,430 shares, net	1	—	(1,234)	—	—	(1,233)
Share-based compensation	—	—	1,907	—	—	1,907
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares	40	—	171,845	—	—	171,885
Balance at June 30, 2019	$280	$(42,655)	$523,454	$331,348	$13,074	$825,501

(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2018	$239	$(26,326)	$348,092	$244,573	$(11,563)	$555,015
Net income	—	—	—	22,251	—	22,251
Other comprehensive loss	—	—	—	—	(1,017)	(1,017)
Total comprehensive income (loss)	—	—	—	22,251	(1,017)	21,234
Cash dividends paid on common shares, $0.11 per share	—	—	—	(2,544)	—	(2,544)
Issuance under equity compensation plans, 32,959 shares, net	—	—	(534)	—	—	(534)
Share-based compensation	—	—	913	—	—	913
Balance at June 30, 2018	$239	$(26,326)	$348,471	$264,280	$(12,580)	$574,084

Balance at December 31, 2017	$238	$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	—	—	—	43,172	—	43,172
Other comprehensive loss	—	—	—	—	(7,928)	(7,928)
Total comprehensive income (loss)	—	—	—	43,172	(7,928)	35,244
Cash dividends paid on common shares, $0.22 per share	—	—	—	(5,086)	—	(5,086)
Repurchase of common shares	—	(3,058)	—	—	—	(3,058)
Issuance under equity compensation plans, 119,557 shares, net	1	—	(3,221)	—	—	(3,220)
Share-based compensation	—	—	1,631	—	—	1,631
Reclassification adjustment for change in accounting policies	—	—	—	834	(834)	—
Balance at June 30, 2018	$239	$(26,326)	$348,471	$264,280	$(12,580)	$574,084
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands, except share data)	2019	2018
Cash flows from operating activities:
Net income	$34,580	$43,172
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,743	1,707
Provision for loan losses	3,198	2,261
Deferred income taxes	3,813	3,156
Net amortization of debt securities	1,189	956
Amortization of intangible assets	2,418	1,288
Loss (gain) on sale of investment securities	292	(9)
Mortgage loans originated for sale	(11,645)	(25,064)
Proceeds from mortgage loans sold	10,629	27,070
Gain on sale of other real estate	(48)	—
Gain on state tax credits, net	(107)	(316)
Share-based compensation	1,907	1,631
Accretion of loan discount	(4,702)	(793)
Changes in:
Accrued interest receivable	(6,942)	(3,739)
Accrued interest payable	354	154
Other assets	(9,697)	(809)
Other liabilities	(7,415)	1,203
Net cash provided by operating activities	20,567	51,868
Cash flows from investing activities:
Acquisition cash purchase price, net of cash and cash equivalents acquired	(23,377)	—
Increase in loans	(121,115)	(178,386)
Proceeds from the sale of securities, available for sale	263,298	1,451
Proceeds from the paydown or maturity of securities, available for sale	58,229	40,743
Proceeds from the paydown or maturity of securities, held to maturity	2,864	3,239
Proceeds from the redemption of other investments	31,138	22,728
Proceeds from the sale of state tax credits held for sale	2,252	1,940
Proceeds from the sale of other real estate	2,281	—
Payments for the purchase of:
Available for sale debt securities	(363,900)	(62,055)
Other investments	(43,589)	(33,719)
State tax credits held for sale	(1,852)	(4,636)
Fixed assets, net	(2,236)	(1,915)
Net cash used in investing activities	(196,007)	(210,610)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(88,219)	(72,938)
Net increase (decrease) in interest-bearing deposit accounts	(21,615)	164,436
Proceeds from Federal Home Loan Bank advances	962,000	907,500
Repayments of Federal Home Loan Bank advances	(649,500)	(718,500)
Proceeds from notes payable	40,000	—
Repayments of notes payable	(4,857)	—
Net decrease in other borrowings	(60,490)	(86,458)
Cash dividends paid on common stock	(7,798)	(5,086)
Payments for the repurchase of common stock	—	(3,058)
Payments for the issuance of equity instruments, net	(1,233)	(3,220)
Net cash provided by financing activities	168,288	182,676
Net increase in cash and cash equivalents	(7,152)	23,934
Cash and cash equivalents, beginning of period	196,552	153,323
Cash and cash equivalents, end of period	$189,400	$177,257
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,036	$19,670
Income taxes	11,915	780
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$7,783	$—
Common shares issued in connection with acquisition	171,885	—

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by Enterprise Financial Services Corp (the “Company,” “EFSC,” or “Enterprise”) in the preparation of the condensed consolidated financial statements are summarized below:

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the Arizona, Kansas, Missouri, and New Mexico markets through its banking subsidiary, Enterprise Bank & Trust (the “Bank”).

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

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
Descriptions of our revenue-generating activities within the scope of this guidance, which are presented in our income statement as components of noninterest income, are as follows:

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

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace LIBOR. ARRC has proposed that the transition to SOFR from LIBOR will take place by the end of 2021. The Company has material contracts indexed to LIBOR. Industry organizations are currently working on the transition plan. The Company is monitoring this activity and evaluating the risks involved.

NOTE 2 - ACQUISITION

Acquisition of Trinity Capital Corporation.
On March 8, 2019, the Company closed its acquisition of 100% of Trinity Capital Corporation (“Trinity”) and its wholly-owned subsidiary, Los Alamos National Bank (“LANB”). Trinity operated six full-service retail and commercial banking offices in Los Alamos, Santa Fe, and Albuquerque, New Mexico.

Trinity shareholders received cash consideration of $1.84 per share of Trinity common stock and 0.1972 shares of EFSC common stock per share of Trinity common stock with cash in lieu of fractional shares. Aggregate consideration at closing was 4.0 million shares of EFSC common stock and $37.3 million cash paid to Trinity shareholders. Based on EFSC’s closing stock price of $43.07 on March 7, 2019, the overall transaction had a value of $209.2 million. The Company recognized $17.6 million and $1.3 million of merger related costs recorded in noninterest expense in the statement of operations for the six months ended June 30, 2019, and the year ended December 31, 2018, respectively.

The acquisition of Trinity has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The estimates of fair value are preliminary and subject to refinement as the Company completes its evaluation of the acquired assets and liabilities. Goodwill of $93.9 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Trinity into Enterprise. The goodwill is assigned as part of the Company’s Banking reporting unit. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table presents the assets acquired and liabilities assumed of Trinity as of March 8, 2019. The following information is presented on a provisional basis based upon all information available to the Company at the present time and is subject to change, and such changes could be material. The Company continues to review the underlying assumptions and valuation techniques utilized to calculate the fair value of certain definite-lived intangibles, loans, goodwill and deferred income taxes. Additional adjustments may be recorded during the allocation period specified by ASC 805 as additional information becomes known. Adjustments in the second quarter of 2019 increased goodwill by $3.6 million.

(in thousands)	As Recorded by Trinity	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$13,899	$—		$13,899
Interest-earning deposits greater than 90 days	100	—		100
Securities	428,715	(619)	(a)	428,096
Loans	705,057	(20,743)	(b)	684,314
Other real estate	5,284	(772)	(c)	4,512
Other investments	6,673	—		6,673
Fixed assets	27,586	(300)	(d)	27,286
Accrued interest receivable	3,997	—		3,997
Intangible assets	—	23,066	(e)	23,066
Deferred tax assets	10,708	(1,057)	(f)	9,651
Other assets	35,045	(5,008)	(g)	30,037
Total assets acquired	$1,237,064	$(5,433)		$1,231,631

Liabilities assumed:
Deposits	$1,081,151	$36	(h)	$1,081,187
Subordinated debentures	26,806	(3,972)	(i)	22,834
Federal Home Loan Bank advances	6,800	171	(j)	6,971
Accrued interest payable	370	—		370
Other liabilities	5,842	(827)	(k)	5,015
Total liabilities assumed	$1,120,969	$(4,592)		$1,116,377

Net assets acquired	$116,095	$(841)		$115,254

Consideration paid:
Cash				$37,275
Common stock				171,885
Total consideration paid				$209,160

Goodwill				$93,906
(a)Fair value adjustments of the securities portfolio as of the acquisition date.

(b)	Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs and elimination of the allowance for loan losses recorded by Trinity.

(c)	Fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(d)	Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(e)	Record the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum of years digits method over a useful life of 10 years.

(f)	Adjustment for deferred taxes at the acquisition date.

(g)	Fair value adjustment of other assets at the acquisition date.

(h)	Fair value adjustment to time deposits.

(i)	Fair value adjustment to the trust preferred securities at the acquisition date.

(j)	Fair value adjustment to the Federal Home Loan Bank borrowings.

(k)	Fair value adjustment of other liabilities recorded during the second quarter of 2019 upon continued refinement of the fair values.

The following table provides the unaudited pro forma information for the results of operations for the six months ended June 30, 2019 and 2018, as if the acquisition had occurred on January 1, 2018. The pro forma results combine the historical results of Trinity with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition related expenses that have been incurred as of June 30, 2019 are included in net income in the table below.

	Pro Forma
	Six months ended June 30,
(in thousands, except per share data)	2019	2018
Total revenues (net interest income plus noninterest income)	$144,915	$140,612
Net income	48,987	33,616
Diluted earnings per common share	1.65	1.23

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income as reported	$18,424	$22,251	$34,580	$43,172

Weighted average common shares outstanding	26,887	23,124	25,415	23,119
Additional dilutive common stock equivalents	53	194	73	213
Weighted average diluted common shares outstanding	26,940	23,318	25,488	23,332

Basic earnings per common share:	$0.69	$0.96	$1.36	$1.87
Diluted earnings per common share:	0.68	0.95	$1.36	$1.85

For the three and six months ended June 30, 2019 there were approximately 130,000 and 99,000, respectively, common stock equivalents excluded from the earnings per share calculations because their effect would have been anti-dilutive. For the comparable periods in 2018, the amounts were immaterial.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	June 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$49,998	$153	$—	$50,151
Obligations of states and political subdivisions	114,173	4,523	—	118,696
Agency mortgage-backed securities	911,770	14,122	(1,845)	924,047
U.S. Treasury bills	9,966	239	—	10,205
Corporate debt securities	116,434	3,519	—	119,953
Total securities available for sale	$1,202,341	$22,556	$(1,845)	$1,223,052
Held to maturity securities:
Obligations of states and political subdivisions	$12,474	$160	$(1)	$12,633
Agency mortgage-backed securities	50,251	251	(74)	50,428
Total securities held to maturity	$62,725	$411	$(75)	$63,061

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,926	$—	$(1,428)	$98,498
Obligations of states and political subdivisions	26,566	327	(83)	26,810
Agency mortgage-backed securities	596,825	1,160	(11,849)	586,136
U.S. Treasury Bills	$9,962	$—	$(37)	$9,925
Total securities available for sale	$733,279	$1,487	$(13,397)	$721,369
Held to maturity securities:
Obligations of states and political subdivisions	$12,506	$16	$(114)	$12,408
Agency mortgage-backed securities	53,173	—	(1,647)	51,526
Total securities held to maturity	$65,679	$16	$(1,761)	$63,934

At June 30, 2019, and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $460.7 million and $433.7 million at June 30, 2019, and December 31, 2018, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,571	$1,579	$—	$—
Due after one year through five years	67,794	68,369	3,883	3,931
Due after five years through ten years	127,156	131,019	8,591	8,702
Due after ten years	94,050	98,038	—	—
Agency mortgage-backed securities	911,770	924,047	50,251	50,428
	$1,202,341	$1,223,052	$62,725	$63,061

The following table represents a summary of investment securities that had an unrealized loss:

	June 30, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	386	1	839	—	1,225	1
Agency mortgage-backed securities	17,122	300	178,017	1,619	195,139	1,919
	$17,508	$301	$178,856	$1,619	$196,364	$1,920

	December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$19,622	$322	$78,876	$1,106	$98,498	$1,428
Obligations of states and political subdivisions	3,102	15	14,156	182	17,258	197
Agency mortgage-backed securities	87,357	2,211	389,770	11,285	477,127	13,496
U.S. Treasury bills	—	—	9,925	37	9,925	37
	$110,081	$2,548	$492,727	$12,610	$602,808	$15,158

The unrealized losses at both June 30, 2019, and December 31, 2018, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2019, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

NOTE 5 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans acquired in connection with the Company’s acquisitions. These loans are accounted for using the guidance in the Accounting Standards Codification (ASC) sections 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired (“PCI”) loans.

The table below shows the loan portfolio composition including carrying value categorized by loans accounted for at amortized cost, which includes our originated loans, and by loans accounted for as PCI.

(in thousands)	June 30, 2019	December 31, 2018
Loans accounted for at amortized cost	$5,046,182	$4,303,600
Loans accounted for as PCI	103,315	46,401
Total loans	$5,149,497	$4,350,001

At June 30, 2019, loans acquired in the Trinity acquisition included $600 million accounted for at amortized cost and $68 million accounted for as PCI. These loans were recorded at fair value with no allowance for loan losses.

The table below shows the composition of the allowance for loan losses:

(in thousands)	June 30, 2019	December 31, 2018
Allowance for loans accounted for at amortized cost	$42,935	$42,295
Allowance for loans accounted for as PCI	887	1,181
Total allowance for loan losses	$43,822	$43,476

The following tables are not applicable to PCI loans.

Below is a summary of loans by category at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Commercial and industrial	$2,248,571	$2,121,008
Real estate:
Commercial - investor owned	1,198,308	843,728
Commercial - owner occupied	678,046	604,498
Construction and land development	396,370	330,097
Residential	395,828	298,944
Total real estate loans	2,668,552	2,077,267
Consumer and other	131,041	107,351
Loans, before unearned loan fees	5,048,164	4,305,626
Unearned loan fees, net	(1,982)	(2,026)
Loans, including unearned loan fees	$5,046,182	$4,303,600

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment methodology through June 30, 2019, and at December 31, 2018, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2018	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Provision (provision reversal) for loan losses	1,445	769	(431)	(252)	(288)	233	1,476
Losses charged off	(1,853)	(120)	(36)	(45)	(67)	(129)	(2,250)
Recoveries	29	7	2	9	364	13	424
Balance at March 31, 2019	$28,660	$5,339	$3,774	$1,699	$1,625	$848	$41,945
Provision (provision reversal) for loan losses	1,781	364	591	(216)	(345)	(215)	1,960
Losses charged off	(1,380)	(431)	—	—	(26)	(53)	(1,890)
Recoveries	32	52	6	489	124	217	920
Balance at June 30, 2019	$29,093	$5,324	$4,371	$1,972	$1,378	$797	$42,935

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance June 30, 2019
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,402	$165	$9	$—	$23	$—	$2,599
Collectively evaluated for impairment	26,691	5,159	4,362	1,972	1,355	797	40,336
Total	$29,093	$5,324	$4,371	$1,972	$1,378	$797	$42,935
Loans - Ending balance:
Individually evaluated for impairment	$15,112	$1,284	$1,629	$—	$3,060	$—	$21,085
Collectively evaluated for impairment	2,233,459	1,197,024	676,417	396,370	392,768	129,059	5,025,097
Total	$2,248,571	$1,198,308	$678,046	$396,370	$395,828	$129,059	$5,046,182

Balance December 31, 2018
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$4,266	$—	$109	$—	$52	$26	$4,453
Collectively evaluated for impairment	24,773	4,683	4,130	1,987	1,564	705	37,842
Total	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Loans - Ending balance:
Individually evaluated for impairment	$12,950	$398	$2,135	$—	$2,277	$311	$18,071
Collectively evaluated for impairment	2,108,058	843,330	602,363	330,097	296,667	105,014	4,285,529
Total	$2,121,008	$843,728	$604,498	$330,097	$298,944	$105,325	$4,303,600

A summary of nonperforming loans individually evaluated for impairment by category at June 30, 2019 and December 31, 2018, and the income recognized on impaired loans is as follows:

	June 30, 2019
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$28,835	$6,826	$8,286	$15,112	$2,402	$16,728
Real estate:
Commercial - investor owned	1,948	459	825	1,284	165	1,460
Commercial - owner occupied	405	231	155	386	9	393
Construction and land development	—	—	—	—	—	—
Residential	3,069	2,928	132	3,060	23	1,869
Consumer and other	—	—	—	—	—	—
Total	$34,257	$10,444	$9,398	$19,842	$2,599	$20,450

	December 31, 2018
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$21,893	$3,294	$9,656	$12,950	$4,266	$13,827
Real estate:
Commercial - investor owned	553	398	—	398	—	277
Commercial - owner occupied	847	472	336	808	109	691
Construction and land development	—	—	—	—	—	—
Residential	2,425	1,659	618	2,277	52	778
Consumer and other	329	—	312	312	26	—
Total	$26,047	$5,823	$10,922	$16,745	$4,453	$15,573

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Total interest income that would have been recognized under original terms	$210	$467	$647	$1,001
Total cash received and recognized as interest income on non-accrual loans	123	78	185	89
Total interest income recognized on accruing, impaired loans	110	13	113	23

The recorded investment in nonperforming loans by category at June 30, 2019 and December 31, 2018, is as follows:

	June 30, 2019
(in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$11,009	$104	$3,999	$15,112
Real estate:
Commercial - investor owned	1,284	—	—	1,284
Commercial - owner occupied	386	—	—	386
Construction and land development	—	—	—	—
Residential	2,980	80	—	3,060
Consumer and other	—	—	—	—
Total	$15,659	$184	$3,999	$19,842

	December 31, 2018
(in thousands)	Non-accrual	Restructured, accruing	Total
Commercial and industrial	$12,805	$145	$12,950
Real estate:
Commercial - investor owned	398	—	398
Commercial - owner occupied	808	—	808
Construction and land development	—	—	—
Residential	2,197	80	2,277
Consumer and other	312	—	312
Total	$16,520	$225	$16,745

At June 30, 2019, loans over 90 days past due and still accruing totaled $4.0 million. There were no loans over 90 days past due and still accruing at December 31, 2018.

There were no loans restructured during the three and six months ended June 30, 2018. The recorded investment by category for the portfolio loans that have been restructured during the three and six months ended June 30, 2019, is as follows:

	June 30, 2019
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real estate:
Commercial - owner occupied	1	188	188
Residential	2	332	332
Total	3	$520	$520

As of June 30, 2019, the Company had $1.0 million in specific reserves allocated to restructured loans totaling $3.5 million.

Restructured loans that subsequently defaulted during the three and six months ended June 30, 2019 included one commercial and industrial loan with a recorded balance of $272,000. There were no troubled debt restructured loans that subsequently defaulted during the three and six months ended June 30, 2018.

The aging of the recorded investment in past due loans by portfolio class and category at June 30, 2019 and December 31, 2018, is shown below.

	June 30, 2019
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$6,682	$12,562	$19,244	$2,229,327	$2,248,571
Real estate:
Commercial - investor owned	1,647	1,096	2,743	1,195,565	1,198,308
Commercial - owner occupied	415	155	570	677,476	678,046
Construction and land development	41	—	41	396,329	396,370
Residential	1,147	2,649	3,796	392,032	395,828
Consumer and other	131	—	131	128,928	129,059
Total	$10,063	$16,462	$26,525	$5,019,657	$5,046,182

	December 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$66	$10,257	$10,323	$2,110,685	$2,121,008
Real estate:
Commercial - investor owned	529	127	656	843,072	843,728
Commercial - owner occupied	292	565	857	603,641	604,498
Construction and land development	6	—	6	330,091	330,097
Residential	709	897	1,606	297,338	298,944
Consumer and other	—	312	312	105,013	105,325
Total	$1,602	$12,158	$13,760	$4,289,840	$4,303,600

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

The recorded investment by risk category of the loans by portfolio class and category at June 30, 2019, which is based upon the most recent analysis performed, and December 31, 2018, is as follows:

	June 30, 2019
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$2,035,655	$142,288	$70,628	$2,248,571
Real estate:
Commercial - investor owned	1,175,396	19,884	3,028	1,198,308
Commercial - owner occupied	648,403	26,463	3,180	678,046
Construction and land development	390,532	5,774	64	396,370
Residential	387,610	3,011	5,207	395,828
Consumer and other	129,059	—	—	129,059
Total	$4,766,655	$197,420	$82,107	$5,046,182

	December 31, 2018
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$1,927,782	$146,033	$47,193	$2,121,008
Real estate:
Commercial - investor owned	823,128	15,083	5,517	843,728
Commercial - owner occupied	563,003	31,834	9,661	604,498
Construction and land development	318,451	11,580	66	330,097
Residential	287,802	4,232	6,910	298,944
Consumer and other	105,007	6	312	105,325
Total	$4,025,173	$208,768	$69,659	$4,303,600

Below is a summary of PCI loans by category at June 30, 2019 which includes preliminary fair value adjustments related to the Trinity acquisition and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	5.80	$16,909	6.09	$2,159
Real estate:
Commercial - investor owned	6.94	41,988	7.19	23,939
Commercial - owner occupied	6.68	22,616	7.39	9,669
Construction and land development	5.74	8,187	6.03	4,548
Residential	6.29	13,372	6.40	6,082
Total real estate loans		86,163		44,238
Consumer and other	5.11	243	2.18	4
Total		$103,315		$46,401
[1]Risk ratings are based on the borrower’s contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at June 30, 2019 and December 31, 2018, is shown below:

	June 30, 2019
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$1,525	$—	$1,525	$15,384	$16,909
Real estate:
Commercial - investor owned	1,317	1,917	3,234	38,754	41,988
Commercial - owner occupied	—	1,381	1,381	21,235	22,616
Construction and land development	70	154	224	7,963	8,187
Residential	226	235	461	12,911	13,372
Consumer and other	—	—	—	243	243
Total	$3,138	$3,687	$6,825	$96,490	$103,315

	December 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$2,159	$2,159
Real estate:
Commercial - investor owned	416	88	504	23,435	23,939
Commercial - owner occupied	591	6,279	6,870	2,799	9,669
Construction and land development	—	—	—	4,548	4,548
Residential	146	37	183	5,899	6,082
Consumer and other	—	—	—	4	4
Total	$1,153	$6,404	$7,557	$38,844	$46,401

The following table is a roll forward of PCI loans, net of the allowance for loan losses, for the six months ended June 30, 2019 and 2018.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2018	$73,157	$15,299	$12,638	$45,220
Acquisitions	111,963	13,542	30,238	68,183
Principal reductions and interest payments	(19,285)	—	—	(19,285)
Accretion of loan discount	—	—	(4,645)	4,645
Changes in contractual and expected cash flows due to remeasurement	7,725	(2,057)	627	9,155
Reductions due to disposals	(8,709)	(3,224)	5	(5,490)
Balance June 30, 2019	$164,851	$23,560	$38,863	$102,428

Balance December 31, 2017	$112,710	$29,005	$13,964	$69,741
Principal reductions and interest payments	(22,667)	—	—	(22,667)
Accretion of loan discount	—	—	(3,400)	3,400
Changes in contractual and expected cash flows due to remeasurement	3,281	(8,771)	4,124	7,928
Balance June 30, 2018	$93,324	$20,234	$14,688	$58,402

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $151.1 million and $64.7 million as of June 30, 2019, and December 31, 2018, respectively.

NOTE 6 - LEASES

The Company has banking and limited-service facilities, datacenters, and certain equipment leased under agreements. Most of the leases expire between 2019 and 2024 and include one or more renewal options of up to five years. One lease expires in 2030. All the leases are classified as operating leases.

	For the three months ended	For the six months ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$807	$1,613
Short-term lease cost	73	134
Less: sublease income	$(184)	$(272)
Total lease cost	$696	$1,475

Payments on operating leases included in the measurement of lease liabilities during the six months ended June 30, 2019 totaled $1.6 million.

Supplemental balance sheet information related to leases was as follows:

As of
(in thousands)	June 30, 2019
Operating lease right-of-use assets	$14,164
Operating lease liabilities	14,815

Operating leases
Weighted average remaining lease term	5 years
Weighted average discount rate	3.0%

Maturities of operating lease liabilities were as follows:

(in thousands)
Year	Amount
2019	$1,618
2020	3,246
2021	3,272
2022	2,709
2023	2,106
Thereafter	3,143
Total operating lease liabilities, payments	16,094
Less: present value adjustment	1,279
Operating lease liabilities	$14,815

As of June 30, 2019, we have an operating lease amendment for the expansion of an existing facility that has not yet commenced. This amendment will commence in 2019 with a lease term of 8 years.

During the quarter ended June 30, 2019, we executed an agreement, as landlord, to lease a portion of an owned building. The agreement will commence in the third quarter of 2019. The initial term is for 7 years, with an annual rental income of $1.3 million.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2019, the amount of unadvanced commitments on impaired loans was insignificant.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2019, and December 31, 2018, are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$1,393,782	$1,344,687
Letters of credit	52,060	44,665

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2019, and December 31, 2018, approximately $134.3 million and $68.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $0.4 million for estimated losses attributable to the unadvanced commitments at June 30, 2019, and December 31, 2018.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2019, the approximate remaining terms of standby letters of credit range from 1 month to 5 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified as a decrease to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not considered speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings as a component of other noninterest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2019 and December 31, 2018.

	Derivative Assets						Derivative Liabilities
	June 30, 2019			December 31, 2018			June 30, 2019		December 31, 2018
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	$61,962	Other Assets	$—	$—	Other Assets	$—	Other Liabilities	$2,939	Other Liabilities	$—
Total			$—			$—		$2,939		$—

Derivatives not Designated as Hedging Instruments
Interest rate swap	$609,454	Other Assets	$10,511	$494,567	Other Assets	$2,217	Other Liabilities	$11,386	Other Liabilities	$2,217
Foreign exchange forward contracts	613	Other Assets	613	806	Other Assets	806	Other Liabilities	613	Other Liabilities	806
Total			$11,124			$3,023		$11,999		$3,023

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and six months ended June 30, 2019. The Company did not have cash flow hedging instruments in 2018.

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
(in thousands)	Three months ended June 30, 2019		Three months ended June 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$(1,675)	Interest Expense	$(6)
Total	$(1,675)		$(6)

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
(in thousands)	Six months ended June 30, 2019		Six months ended June 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$(2,939)	Interest Expense	$(6)
Total	$(2,939)		$(6)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are subject to offsetting as of June 30, 2019 and December 31, 2018. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of June 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$10,511	$—	$10,511	$97	$—	$10,413

Liabilities:
Interest rate swap	$14,325	$—	$14,325	$97	$13,982	$246
Securities sold under agreements to repurchase	160,961	—	160,961	—	160,961	—

As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$2,217	$—	$2,217	$—	$—	$2,217

Liabilities:
Interest rate swap	$2,217	$—	$2,217	$—	$—	$2,217
Securities sold under agreements to repurchase	221,450	—	221,450	—	221,450	—

As of June 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.3 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $14.2 million.

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$50,151	$—	$50,151
Obligations of states and political subdivisions	—	118,696	—	118,696
Agency mortgage-backed securities	—	924,047	—	924,047
U.S. Treasury bills	—	10,205	—	10,205
Corporate debt securities	—	119,953		119,953
Total securities available for sale	—	1,223,052	—	1,223,052
Other investments	145	—	—	145
Derivatives	—	11,124	—	11,124
Total assets	$145	$1,234,176	$—	$1,234,321

Liabilities
Derivatives	$—	$14,938	$—	$14,938
Total liabilities	$—	$14,938	$—	$14,938

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$98,498	$—	$98,498
Obligations of states and political subdivisions	—	26,810	—	26,810
Agency mortgage-backed securities	—	586,136	—	586,136
U.S. Treasury bills	—	9,925	—	9,925
Total securities available for sale	—	721,369	—	721,369
Other investments	121	—	—	121
Derivatives	—	3,023	—	3,023
Total assets	$121	$724,392	$—	$724,513

Liabilities
Derivatives	$—	$3,023	$—	$3,023
Total liabilities	$—	$3,023	$—	$3,023

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of June 30, 2019 and 2018.

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$—	$350	$—	$400
Total gains:
Included in earnings	—	3	—	6
Purchases, sales, issuances and settlements:
Sales	—	(54)	—	(107)
Ending balance	$—	$299	$—	$299

Change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$(13)	$—	$(26)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended June 30, 2019	Total losses for the six months ended June 30, 2019
Impaired loans	$1,054	$—	$—	$1,054	$1,199	$1,199
Total	$1,054	$—	$—	$1,054	$1,199	$1,199

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2019 and December 31, 2018. Fair values that are not estimable are listed at the carrying value.

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$106,835	$106,835	$91,511	$91,511
Federal funds sold	2,744	2,744	1,714	1,714
Interest-bearing deposits	82,571	82,571	106,512	106,512
Securities available for sale	1,223,052	1,223,052	721,369	721,369
Securities held to maturity	62,725	63,061	65,679	63,934
Other investments, at cost	42,990	42,990	26,654	26,654
Loans held for sale	1,437	1,437	392	392
Derivative financial instruments	11,124	11,124	3,023	3,023
Portfolio loans, net	5,105,675	5,049,215	4,306,525	4,253,239
State tax credits, held for sale	37,294	39,037	37,587	39,169
Accrued interest receivable	27,008	27,008	16,069	16,069

Balance sheet liabilities
Deposits	5,559,338	5,536,456	4,587,985	4,583,047
Subordinated debentures and notes	141,100	132,301	118,156	106,316
Federal Home Loan Bank advances	389,446	389,471	70,000	70,000
Other borrowings	198,104	197,988	223,450	223,260
Derivative financial instruments	14,938	14,938	3,023	3,023
Accrued interest payable	2,701	2,701	1,977	1,977

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at June 30, 2019, and December 31, 2018.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at June 30, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$63,031	$—	$63,031
Portfolio loans, net	—	—	5,049,215	5,049,215
State tax credits, held for sale	—	—	39,037	39,037
Financial Liabilities:
Deposits	4,736,768	—	799,688	5,536,456
Subordinated debentures and notes	—	132,301	—	132,301
Federal Home Loan Bank advances	—	389,471	—	389,471
Other borrowings	—	197,988	—	197,988

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$63,934	$—	$63,934
Portfolio loans, net	—	—	4,253,239	4,253,239
State tax credits, held for sale	—	—	39,169	39,169
Financial Liabilities:
Deposits	3,903,556	—	679,491	4,583,047
Subordinated debentures and notes	—	106,316	—	106,316
Federal Home Loan Bank advances	—	70,000	—	70,000
Other borrowings	—	223,260	—	223,260

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill increased $93.9 million to $211.3 million at June 30, 2019 from $117.3 million at December 31, 2018 due to the acquisition of Trinity, including $3.6 million recorded in the second quarter of 2019 from continued refinement of the fair values.

The table below presents a summary of intangible assets:

Six months ended
(in thousands)	June 30, 2019
Gross core deposit intangible balance, beginning of period	$20,574
Additions	23,066
Gross core deposit intangible, end of period	43,640
Accumulated amortization	(14,439)
Core deposit intangible, net, end of year	$29,201

Amortization expense on the core deposit intangibles was $1.6 million and $0.6 million for the quarters ended June 30, 2019 and 2018, and $2.4 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively. The core deposit intangibles are being amortized over a 10 year period.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at June 30, 2019.

Year	Core Deposit Intangible
2019	$3,125
2020	5,608
2021	4,814
2022	4,085
2023	3,456
After 2023	8,113
$29,201

NOTE 11 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company’s subordinated debentures at June 30, 2019 and December 31, 2018 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	June 30, 2019	December 31, 2018
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I (1)	7,953	8,019	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (1)	4,362	4,335	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III (1)	5,172	—	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV (1)	10,284	—	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (1)	7,462	—	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total junior subordinated debentures	92,040	69,161

Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(940)	(1,005)
Total fixed-to-floating rate subordinated notes	49,060	48,995

Total subordinated debentures and notes	$141,100	$118,156

(1) Purchase accounting adjustments are reflected in the balance and also impact the effective interest rate.

As part of the acquisition of Trinity, the Company acquired additional junior subordinated debentures issued by unconsolidated statutory trusts with a par value of  $26.8 million. The Company has assigned a preliminary fair value of $22.8 million to these junior subordinated debentures.

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

FASB ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the guidance in the Concepts Statement, including consideration of costs and benefits, to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company has selected the option to adopt the removal or modification of disclosures during the second quarter of 2019. The Company is currently evaluating the additional disclosures and has not yet determined the impact this standard may have on its consolidated financial statements.

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” In June 2016, the FASB issued ASU 2016-13, “Financial Instruments (Topic 326)” which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a more timely recognition of losses. Existing PCI assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The PCD assets will be grossed up for the allowance for expected credit losses at the date of adoption and the noncredit discount will continue to be recognized in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses on PCD assets will be recorded through the allowance. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has formed an implementation team that includes members of accounting, credit, and loan operations to review the requirements of ASU 2016-13, and has contracted with a software provider to aid in implementation. The Company has assessed its data and system needs, selected portfolio segmentations, and is continuing to refine forecast inputs, document, test and evaluate the loss forecasting models to determine the impact that adoption of this standard will have on the Company’s financial statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2019 compared to the financial condition as of December 31, 2018. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2019, compared to the same periods in 2018. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018. Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

Executive Summary

The Company closed its acquisition of Trinity Capital Corporation (“Trinity”) on March 8, 2019. The results of operations of Trinity are included in our consolidated results from this date forward and are excluded from preceding periods. See “Item 1, Note 2 – Acquisitions” for more information.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed of Trinity as of March 8, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,899
Interest-earning deposits greater than 90 days	100
Securities	428,096
Loans	684,314
Other real estate	4,512
Other investments	6,673
Fixed assets	27,286
Accrued interest receivable	3,997
Intangible assets	23,066
Deferred tax assets	9,651
Other assets	30,037
Total assets acquired	$1,231,631

Liabilities assumed:
Deposits	$1,081,187
Subordinated debentures	22,834
FHLB advances	6,971
Accrued interest payable	370
Other liabilities	5,015
Total liabilities assumed	$1,116,377

Net assets acquired	$115,254

Consideration paid:
Cash	$37,275
Common stock	171,885
Total consideration paid	$209,160

Goodwill	$93,906

Below are highlights of our financial performance for the three and six months ended June 30, 2019 and 2018.

(in thousands, except per share data)	At or for the Three Months ended		For the Six Months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
EARNINGS
Total interest income	$79,201	$57,879	$146,818	$113,043
Total interest expense	17,486	10,831	32,760	19,824
Net interest income	61,715	47,048	114,058	93,219
Provision for portfolio loans	1,722	390	3,198	2,261
Net interest income after provision for loan losses	59,993	46,658	110,860	90,958
Total noninterest income	11,964	9,693	21,194	19,235
Total noninterest expense	49,054	29,219	88,892	58,362
Income before income tax expense	22,903	27,132	43,162	51,831
Income tax expense	4,479	4,881	8,582	8,659
Net income	$18,424	$22,251	$34,580	$43,172

Basic earnings per share	$0.69	$0.96	$1.36	$1.87
Diluted earnings per share	0.68	0.95	1.36	1.85

Return on average assets	1.05%	1.65%	1.07%	1.62%
Return on average common equity	9.09	15.70	9.45%	15.51%
Return on average tangible common equity[1]	12.92	20.23	12.93%	20.08%
Net interest margin (tax equivalent)	3.86	3.77	3.87%	3.79%
Core net interest margin[1]	3.80	3.75	3.80%	3.74%
Efficiency ratio	66.58	51.50	65.72%	51.90%
Core efficiency ratio[1]	53.30	52.36	53.65%	53.18%
Book value per common share	$30.68	$24.81
Tangible book value per common share[1]	21.74	19.32

ASSET QUALITY
Net charge-offs	$970	$641	$2,796	$415
Nonperforming loans	19,842	14,801
Classified assets	91,715	74,001
Nonperforming loans to total loans	0.39%	0.35%
Nonperforming assets to total assets	0.42	0.28
Allowance for loan losses to total loans	0.85	1.04
Net charge-offs to average loans (annualized)	0.08	0.06	0.12%	0.02%

(1) A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, the Company noted the following trends:

•
The Company reported net income of $34.6 million, or $1.36 per diluted share, for the six months ended June 30, 2019, compared to $43.2 million, or $1.85 per diluted share, for the same period in 2018. The earnings per share decrease of $0.49 primarily resulted from $17.6 million pretax ($13.7 million after tax), or $0.54 per diluted share, of merger-related expenses. Return on average assets (“ROAA”), return on average common equity (“ROAE”), and return on average tangible common equity[1] (“ROATCE”) were 1.07%, 9.45%, and

12.93%, respectively for the six months ended June 30, 2019. The impact of merger-related expenses reduced ROAA, ROAE, and ROATCE1 by 0.42%, 3.75% and 5.13%, respectively. Excluding merger-related expenses, the adjusted ROAA,1 adjusted ROAE,1 and adjusted ROATCE1 were 1.50%, 13.19%, and 18.05%, respectively for the six months ended June 30, 2019.

•
Net interest income for the first six months of 2019 increased $20.8 million or 22%, from the prior year period. The acquisition of Trinity along with loan growth and higher rates supported the increase in interest income over the prior year period.

•
Net interest margin for the first six months of 2019 increased eight basis points to 3.87% when compared to the prior year period of 3.79%. Core net interest margin,[1] which excludes incremental accretion on non-core acquired loans, increased six basis points to 3.80% for the first six months of 2019 from the prior year period, primarily due to the impact of interest rate increases on portfolio loans out-pacing the increase in deposit and borrowing costs aided by Trinity’s relatively lower-cost deposit portfolio.

•
Noninterest income for the first six months of 2019 increased $2.0 million or 10%, compared to the prior year period due to contributions from Trinity of approximately $2.9 million, primarily related to wealth management and card services revenue. The increase from Trinity was partially offset by the reduction of nonrecurring revenue received in the prior year period.

•
Noninterest expense was $88.9 million for the six months ended June 30, 2019, compared to $58.4 million for the comparable period in 2018. The increase from the prior year period was primarily due to merger-related expenses of $17.6 million and increased operating expenses since the closing of the Trinity acquisition, most notably in employee compensation and benefits.

Balance sheet highlights:

•
Loans – Total loans increased to $5.1 billion at June 30, 2019, increasing $799 million when compared to December 31, 2018. The increase is primarily attributable to the acquisition of Trinity along with growth in the commercial and industrial (“C&I”), commercial real estate (“CRE”), and life insurance premium finance categories, partially offset by paydowns outpacing growth in the other categories.

•
Deposits – Total deposits at June 30, 2019 were $5.6 billion, an increase of $971 million, from December 31, 2018. The increase is primarily attributable to the acquisition of Trinity. Core deposits, defined as total deposits excluding time deposits, were $4.7 billion at June 30, 2019, an increase of $833 million, or 21% when compared to December 31, 2018.

•
Asset quality – Nonperforming loans were $19.8 million at June 30, 2019, compared to $16.7 million at December 31, 2018. Nonperforming loans represented 0.39% and 0.19% of total loans at June 30, 2019 and December 31, 2018, respectively.

Provision for loan losses was $3.2 million for the six months ended June 30, 2019, compared to $2.3 million for the six months ended June 30, 2018 due to loan growth and charge-off in 2019. See “Item 1, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses” in this section for more information.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following tables present, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis. Non-core acquired loans noted in the table below were acquired from the FDIC and were previously covered by shared-loss agreements.

	Three months ended June 30,
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$5,056,172	$68,093	5.40%	$4,162,720	$51,783	4.99%
Tax-exempt portfolio loans (2)	26,821	453	6.77	35,117	474	5.41
Non-core acquired loans - contractual	12,188	284	9.35	26,179	517	7.92
Non-core acquired loans - incremental accretion		910	29.95		291	4.46
Total loans	5,095,181	69,740	5.49	4,224,016	53,065	5.04
Taxable investments in debt and equity securities	1,120,526	8,009	2.87	703,185	4,429	2.53
Non-taxable investments in debt and equity securities (2)	126,003	1,143	3.64	40,349	360	3.58
Short-term investments	111,291	703	2.53	56,057	231	1.65
Total securities and short-term investments	1,357,820	9,855	2.91	799,591	5,020	2.52
Total interest-earning assets	6,453,001	79,595	4.95	5,023,607	58,085	4.64
Noninterest-earning assets	604,604			391,544
Total assets	$7,057,605			$5,415,151

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,384,090	$2,134	0.62%	$823,650	$817	0.40%
Money market accounts	1,576,333	6,996	1.78	1,494,194	4,445	1.19
Savings	562,503	231	0.16	208,662	147	0.28
Certificates of deposit	815,138	3,758	1.85	633,897	2,338	1.48
Total interest-bearing deposits	4,338,064	13,119	1.21	3,160,403	7,747	0.98
Subordinated debentures	141,059	1,958	5.57	118,124	1,454	4.94
FHLB advances	263,384	1,696	2.58	294,643	1,448	1.97
Other borrowed funds	204,375	713	1.40	167,661	182	0.44
Total interest-bearing liabilities	4,946,882	17,486	1.42	3,740,831	10,831	1.16
Noninterest bearing liabilities:
Demand deposits	1,244,008			1,069,888
Other liabilities	53,609			35,877
Total liabilities	6,244,499			4,846,596
Shareholders' equity	813,106			568,555
Total liabilities & shareholders' equity	$7,057,605			$5,415,151
Net interest income		$62,109			$47,254
Net interest spread			3.53%			3.48%
Net interest margin			3.86%			3.77%
Core net interest margin (3)			3.80%			3.75%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $0.9 million and $1.0 million for the three months ended June 30, 2019 and 2018 respectively.

(2)
Non-taxable income is presented on a tax-equivalent basis using a 24.7% tax rate in 2019 and 2018. The tax-equivalent adjustments were $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial measures.”

	Six months ended June 30, 2019
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$4,763,916	$127,320	5.39%	$4,117,928	$100,675	4.93%
Tax-exempt portfolio loans (2)	27,418	878	6.46	36,156	963	5.37
Non-core acquired loans - contractual	13,564	605	8.99	27,644	942	6.87
Non-core acquired loans - incremental accretion		2,067	30.74		1,057	7.71
Total loans	4,804,898	130,870	5.49	4,181,728	103,637	5.00
Taxable investments in debt and equity securities	976,875	13,707	2.83	700,835	8,621	2.48
Non-taxable investments in debt and equity securities (2)	95,823	1,737	3.66	41,233	735	3.59
Short-term investments	106,752	1,150	2.17	62,651	471	1.52
Total securities and short-term investments	1,179,450	16,594	2.84	804,719	9,827	2.46
Total interest-earning assets	5,984,348	147,464	4.97	4,986,447	113,464	4.59
Noninterest-earning assets	525,540			391,392
Total assets	$6,509,888			$5,377,839

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,231,537	$3,924	0.64%	$843,172	$1,623	0.39%
Money market accounts	1,549,255	13,511	1.76	1,442,910	7,798	1.09
Savings	431,843	414	0.19	205,276	272	0.27
Certificates of deposit	763,988	7,090	1.87	618,900	4,237	1.38
Total interest-bearing deposits	3,976,623	24,939	1.26	3,110,258	13,930	0.90
Subordinated debentures	132,653	3,606	5.48	118,117	2,822	4.82
FHLB advances	239,535	3,094	2.60	298,573	2,706	1.83
Other borrowed funds	203,292	1,121	1.11	187,442	366	0.39
Total interest-bearing liabilities	4,552,103	32,760	1.45	3,714,390	19,824	1.08
Noninterest bearing liabilities:
Demand deposits	1,166,595			1,067,343
Other liabilities	52,994			34,755
Total liabilities	5,771,692			4,816,488
Shareholders' equity	738,196			561,351
Total liabilities & shareholders' equity	$6,509,888			$5,377,839
Net interest income		$114,704			$93,640
Net interest spread			3.52%			3.51%
Net interest margin			3.87%			3.79%
Core net interest margin (3)			3.80%			3.74%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $2.1 million and $1.9 million for the six months ended June 30, 2019 and 2018 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% tax rate in 2019 and 2018. The tax-equivalent adjustments were $0.6 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2019 compared to 2018
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$11,795	$4,515	$16,310	$16,717	$9,928	$26,645
Tax-exempt loans (3)	(126)	105	(21)	(259)	174	(85)
Non-core acquired loans	(617)	1,003	386	(1,418)	2,091	673
Taxable investments in debt and equity securities	2,919	661	3,580	3,747	1,339	5,086
Non-taxable investments in debt and equity securities (3)	777	6	783	990	12	1,002
Short-term investments	306	166	472	421	258	679
Total interest-earning assets	$15,054	$6,456	$21,510	$20,198	$13,802	$34,000

Interest paid on:
Interest-bearing transaction accounts	$728	$589	$1,317	$950	$1,351	$2,301
Money market accounts	255	2,296	2,551	613	5,100	5,713
Savings	166	(82)	84	234	(92)	142
Certificates of deposit	758	662	1,420	1,133	1,720	2,853
Subordinated debentures	304	200	504	370	414	784
FHLB advances	(166)	414	248	(607)	995	388
Borrowed funds	48	483	531	33	722	755
Total interest-bearing liabilities	2,093	4,562	6,655	2,726	10,210	12,936
Net interest income	$12,961	$1,894	$14,855	$17,472	$3,592	$21,064
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

Net interest income (on a tax equivalent basis) for the three and six months ended June 30, 2019 increased 31% and 22%, respectively, over the prior year periods primarily from higher loan and investment volumes. Loan and investment volumes benefited from the Trinity acquisition and organic growth in the loan portfolio. An increase in rates in the current year periods also contributed to the increases in net interest income.
The tax-equivalent net interest margin was 3.86% and 3.87% for the three and six months ended June 30, 2019, respectively, compared to 3.77% and 3.79% in the prior year periods. The margin increases benefited from the impact of interest rate increases on the Company's asset sensitive balance sheet. Specifically, the yield on taxable portfolio loans increased 41 basis points and 46 basis points for the three and six months ended June 30, 2019, respectively, compared to the prior year periods due to the effect of rising interest rates on the variable-rate loan portfolio, higher rates on newly originated loans, and purchase accounting accretion on the Trinity acquired portfolio. Partially offsetting the increase from earning assets was the cost of total interest-bearing liabilities that increased 26 basis points and 37 basis points for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend existing and attract new core deposit relationships. The net interest margin also benefited from the impact of a full quarter of funding costs on Trinity deposits and was partially constrained from the increase in the average investment portfolio resulting from the Trinity acquisition.

The Company manages its balance sheet to defend against pressures on core net interest margin, which could be negatively impacted by continued competition for deposits, a persistent flat yield curve, and potential downward movement in short-term rates. We have approximately $3 billion in money market and interest-bearing deposit accounts which experienced an increase in yield over the past several quarters as interest rates have risen. Within those categories, we have approximately $600 million directly indexed to federal funds. In addition, there are other wholesale and brokered funds that have and will continue to adjust with the federal funds rate and other indices.

1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	2019 compared to 2018
	Three months ended June 30,				Six months ended June 30,
(in thousands)	2019	2018	Increase (decrease)		2019	2018	Increase (decrease)
Service charges on deposit accounts	$3,366	$3,007	$359	12%	$6,301	$5,858	$443	8%
Wealth management revenue	2,661	2,141	520	24%	4,653	4,255	398	9%
Card services revenue	2,461	1,650	811	49%	4,251	3,166	1,085	34%
Gain (loss) on sale of other real estate	(18)	—	(18)	NM	48	—	48	NM
Tax credit income	572	64	508	794%	730	316	414	131%
Miscellaneous income	2,922	2,831	91	3%	5,211	5,640	(429)	(8)%
Total noninterest income	$11,964	$9,693	$2,271	23%	$21,194	$19,235	$1,959	10%

NM - Not meaningful

Noninterest income increased $2.3 million, or 23%, and $2.0 million, or 10%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Both periods in 2019 benefited from the Trinity acquisition that comprised most of the increases over the prior year periods. Trinity’s noninterest income sources will primarily increase the Company’s wealth management and card services revenue, and other income to a lessor extent. The acquisition of Trinity initially added $406 million of additional assets under management.

The Company expects full-year growth in noninterest income of a high single digit percentage for 2019 over 2018 levels, exclusive of the impact of the Trinity acquisition.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	2019 compared to 2018
	Three months ended June 30,				Six months ended June 30,
(in thousands)	2019	2018	Increase (decrease)
Employee compensation and benefits	$20,687	$16,582	$4,105	25%	$40,039	$33,073	$6,966	21%
Occupancy	3,188	2,342	846	36%	5,825	4,748	1,077	23%
Data processing	2,458	1,533	925	60%	4,364	3,000	1,364	45%
Professional fees	1,037	747	290	39%	1,783	1,596	187	12%
FDIC and other insurance	815	920	(105)	(11)%	1,663	1,837	(174)	(9)%
Loan legal and other real estate expense	818	(23)	841	(3,657)%	1,300	276	1,024	371%
Merger related expenses	10,306	—	10,306	—%	17,576	—	17,576	—%
Other	9,745	7,118	2,627	37%	16,342	13,832	2,510	18%
Total noninterest expense	$49,054	$29,219	$19,835	68%	$88,892	$58,362	$30,530	52%

Efficiency ratio	66.58%	51.50%	15.08%		65.72%	51.90%	13.82%
Core efficiency ratio[1]	53.30%	52.36%	0.94%		53.65%	53.18%	0.47%
1A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense increased $19.8 million, or 68%, and $30.5 million, or 52%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase from the prior year periods were impacted by merger-related expenses of $10.3 million and $17.6 million for the three and six months ended June 30, 2019, respectively. In addition, increased operating expenses from the Trinity acquisition, most notably in employee compensation and benefits, will be included in the Company’s ongoing expense run-rate, although at a reduced amount after implementation of cost-saving measures from the acquisition. The Company expects its noninterest expense to range between $37 million and $39 million in each of the third and fourth quarters of 2019.

The Company’s core efficiency ratio1 was 53.3% and 53.7% for the three and six months ended June 30, 2019, respectively, compared to 52.4% and 53.2% for the prior year periods. Efficiency improvements are expected to occur in the second half of 2019 resulting in continued improvements to the Company’s efficiency ratio.

Income Taxes

The Company’s effective tax rate was 19.6% and 19.9% for the three and six months ended June 30, 2019, respectively, compared to 18.0% and 16.7% for the same periods in 2018. Excess tax benefits from the vesting of stock-based compensation were more favorable in the prior year periods. Nondeductible merger-related expenses in 2019 contributed to the increase in the effective tax rate in 2019. Additionally, tax credit investments resulted in additional tax benefits in the prior year periods. The Company is currently evaluating tax credit investment opportunities which, if executed, could have a positive impact in 2019.

The Company expects its effective tax rate for the full year of 2019 to be approximately 18% - 20%. The low end of the range assumes tax planning strategies are executed to achieve that result.

Summary Balance Sheet

The Trinity acquisition added $1.2 billion of assets and $1.1 billion of liabilities to the balance sheet in 2019.

(in thousands)	June 30, 2019	December 31, 2018	Increase (decrease)
Total cash and cash equivalents	$189,400	$196,552	$(7,152)	(4)%
Securities	1,285,777	787,048	498,729	63
Loans held for investment	5,149,497	4,350,001	799,496	18
Total assets	7,181,855	5,645,662	1,536,193	27
Deposits	5,559,338	4,587,985	971,353	21
Total liabilities	6,356,354	5,041,858	1,314,496	26
Total shareholders’ equity	825,501	603,804	221,697	37

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

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2019	December 31, 2018	Increase (decrease)
Commercial and industrial	$2,265,480	$2,123,167	$142,313	7%
Commercial real estate - investor owned	1,240,296	867,667	372,629	43
Commercial real estate - owner occupied	700,662	614,167	86,495	14
Construction and land development	404,557	334,645	69,912	21
Residential real estate	409,200	305,026	104,174	34
Consumer and other	129,302	105,329	23,973	23
Loans held for investment	$5,149,497	$4,350,001	$799,496	18%

Loans grew by $799 million to $5.1 billion at June 30, 2019, when compared to December 31, 2018. The increase is primarily attributable to the acquisition of Trinity along with growth in the C&I, CRE, and life insurance premium finance categories, partially offset by paydowns outpacing growth in the other categories. We expect continued loan growth in 2019 to be a high single digit percentage, excluding Trinity acquired loans.

The following table illustrates portfolio loan growth with selected specialized lending detail:

(in thousands)	June 30, 2019	December 31, 2018	Increase (decrease)
C&I - general	$1,103,908	$995,491	$108,417	11%
CRE investor owned - general	1,235,596	862,423	373,173	43
CRE owner occupied - general	591,401	496,835	94,566	19
Enterprise value lending[1]	445,981	465,992	(20,011)	(4)
Life insurance premium financing[1]	465,777	417,950	47,827	11
Residential real estate - general	409,200	304,671	104,529	34
Construction and land development - general	376,597	310,832	65,765	21
Tax credits[1]	268,405	262,735	5,670	2
Agriculture[1]	131,671	136,188	(4,517)	(3)
Consumer and other - general	120,961	96,884	24,077	25
Total loans	$5,149,497	$4,350,001	$799,496	18%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or consumer and other loans.

Specialized lending products, especially Enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans, and have contributed significantly to the Company’s loan growth. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our four markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth, coupled with typically fixed-rate CRE lending, supports management’s efforts to maintain a flexible asset sensitive interest rate risk position.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Allowance at beginning of period, for portfolio loans	$41,945	$40,263	$42,295	$38,166
Loans charged off:
Commercial and industrial	(1,380)	(956)	(3,233)	(1,688)
Real estate:
Commercial	(431)	—	(587)	—
Construction and land development	—	—	(45)	—
Residential	(26)	(38)	(93)	(292)
Consumer and other	(53)	(33)	(182)	(82)
Total loans charged off	(1,890)	(1,027)	(4,140)	(2,062)
Recoveries of loans previously charged off:
Commercial and industrial	32	118	61	1,074
Real estate:
Commercial	58	13	67	25
Construction and land development	489	168	498	374
Residential	124	59	488	132
Consumer and other	217	28	230	42
Total recoveries of loans	920	386	1,344	1,647
Net loan charge-offs	(970)	(641)	(2,796)	(415)
Provision for loan losses	1,960	2,385	3,436	4,256
Allowance at end of period, for portfolio loans	$42,935	$42,007	$42,935	$42,007

Allowance at beginning of period, for purchased credit impaired loans	$1,150	$4,387	$1,181	$4,411
Loans charged off	—	—	—	—
Recoveries of loans	—	—	—	—
Net loan charge-offs	—	—	—	—
Other	(25)	(29)	(56)	(53)
Provision reversal for purchased credit impaired loan losses	$(238)	$(1,995)	$(238)	$(1,995)
Allowance at end of period, for purchased credit impaired loans	$887	$2,363	$887	$2,363

Total allowance at end of period	$43,822	$44,370	$43,822	$44,370

Portfolio loans, average	$5,082,013	$4,196,875	$4,790,688	$4,152,882
Total loans, average	5,095,181	4,224,016	4,804,898	4,181,728
Total loans, ending	5,149,497	4,275,761
Net charge-offs to average loans	0.08%	0.06%	0.12%	0.02%
Allowance for loan losses to total loans	0.85%	1.04%	0.85%	1.04%

The provision for loan losses on portfolio loans for the three and six months ended June 30, 2019 was $1.7 million and $3.2 million, respectively, compared to $0.4 million and $2.3 million for same periods in 2018. The provision is reflective of loan growth and charge-offs in the period.

The allowance for loan losses was 0.85% of loans at June 30, 2019, compared to 1.04% at June 30, 2018. The decrease in the ratio of allowance for loan losses to total loans was primarily due to the acquisition of Trinity loans that were recorded at fair value and do not have a corresponding allowance for loan losses. The Company recorded a credit mark on the Trinity loan portfolio of $24.4 million at acquisition.

Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Non-accrual loans	$15,659	$16,520	$14,168
Loans past due 90 days or more and still accruing interest	3,999	—	—
Restructured loans	184	225	633
Total nonperforming loans	19,842	16,745	14,801
Other real estate	10,531	469	454
Total nonperforming assets	$30,373	$17,214	$15,255

Total assets	$7,181,855	$5,645,662	$5,509,924
Total loans	5,046,182	4,350,001	4,275,761
Total loans plus other real estate	5,160,028	4,350,470	4,276,215
Nonperforming loans to total loans	0.39%	0.38%	0.35%
Nonperforming assets to total assets	0.42	0.30	0.28
Allowance for loan losses to nonperforming loans	221	260	300

Nonperforming loans increased $3.1 million to $19.8 million at June 30, 2019 from $16.7 million at December 31, 2018 primarily due to two loans 90 days past due and still accruing interest of $4.0 million. The addition of these loans did not result in any additional provision for loan losses, as the credits are well secured and the Company expects a positive resolution in the third quarter.

Other real estate increased in 2019 primarily due to the foreclosure of a $5.4 million commercial property that was a purchased credit impaired loan from our acquisition of Jefferson County Bancshares Inc. along with the addition of 15 properties with the acquisition of Trinity totaling $4.5 million. The foreclosure of the commercial property did not result in a write down of the asset.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis as the pools are considered to be performing. See Item 1, Note 5 – Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Commercial and industrial	$15,112	$12,950	$11,227
Commercial real estate	1,670	1,206	1,153
Construction and land development	—	—	435
Residential real estate	3,060	2,277	1,669
Consumer and other	—	312	317
Total	$19,842	$16,745	$14,801

The following table summarizes the changes in nonperforming loans:

	Six months ended June 30,
(in thousands)	2019	2018
Nonperforming loans beginning of period	$16,745	$15,687
Additions to nonaccrual loans	10,605	2,101
Additions to restructured loans	—	85
Charge-offs	(3,965)	(1,997)
Other principal reductions	(5,136)	(1,075)
Moved to other real estate	(1,732)	—
Moved to performing	(674)	—
Nonperforming loans end of period	$19,842	$14,801

Other real estate
Other real estate was $10.5 million at June 30, 2019 compared to $0.5 million at June 30, 2018.

The following table summarizes the changes in other real estate:

	Six months ended June 30,
(in thousands)	2019	2018
Other real estate beginning of period	$469	$498
Additions and expenses capitalized to prepare property for sale	7,783	—
Additions from acquisition	4,512	—
Writedowns in value	—	(44)
Sales	(2,233)	—
Other real estate end of period	$10,531	$454

Writedowns in fair value are recorded in loan legal and other real estate expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $6.4 billion at June 30, 2019, compared to $5.0 billion at December 31, 2018. The increase in liabilities was due to $971 million of growth in total deposits primarily attributable to the acquisition of Trinity and a $319 million increase in Federal Home Loan Bank advances, partially offset by a decrease of $25 million in other borrowings.

Deposits

(in thousands)	June 30, 2019	December 31, 2018	Increase (decrease)
Demand deposits	$1,181,577	$1,100,718	$80,859	7.3%
Interest-bearing transaction accounts	1,392,586	1,037,684	354,902	34.2%
Money market accounts	1,611,766	1,565,729	46,037	2.9%
Savings	550,839	199,425	351,414	176.2%
Certificates of deposit:
Brokered	213,138	198,981	14,157	7.1%
Other	609,432	485,448	123,984	25.5%
Total deposits	$5,559,338	$4,587,985	$971,353	21.2%

Non-time deposits / total deposits	85%	85%
Demand deposits / total deposits	21%	24%

Total deposits at June 30, 2019 were $5.6 billion, an increase of 21%, from December 31, 2018. The increase is due to the acquisition of Trinity, partially offset by normal seasonal reductions with some of our corporate clients. Noninterest bearing deposits as a percentage of total deposits was 21% at June 30, 2019 compared to 24% at December 31, 2018. The deposit portfolio acquired with Trinity had a lower percentage of noninterest bearing deposit accounts as part of the total deposit base. However, the cost of funds on the Trinity interest-bearing deposit portfolio was relatively lower than the Company’s deposits prior to the acquisition.

Shareholders’ Equity

Shareholders’ equity totaled $825.5 million at June 30, 2019, an increase of $221.7 million from December 31, 2018. Significant activity during the six months ended June 30, 2019 was as follows:

•	issuance of approximately 4.0 million shares of common stock for the Trinity acquisition reflecting approximately $171.9 million of consideration,

•	net income of $34.6 million,

•	net increase in fair value of securities and cash flow hedges of $22.4 million,

•	dividends paid on common shares of $7.8 million, and

•	issuance under equity compensation plans of $1.2 million.

Subsequent to June 30, 2019, the Company has repurchased approximately 32,000 shares, pursuant to the publicly announced program.

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

The Bank’s Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Bank’s Board of Directors. Our liquidity position is monitored monthly by measuring the amount of liquid versus non-liquid assets and liabilities. Our liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, a liquidity ratio, and a dependency ratio. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

Parent Company liquidity
The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company’s primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). $20 million of dividends have been paid to the parent company from the Bank in 2019. Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments.

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

The Company has a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank allowing for borrowings up to $25 million that matures in February 2020. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of June 30, 2019, there were no outstanding balances under the Revolving Agreement.

The Company has a five-year term note for $40 million that matures in March 2024. The Company principally used the proceeds from the issuance of the note to fund the cash consideration at the closing of the acquisition of Trinity.

As of June 30, 2019, the Company had $92 million of outstanding subordinated debentures as part of thirteen statutory trusts which includes $23 million acquired in the Trinity acquisition. These debentures are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $9 million, along with the Company’s other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2019.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2019, the Bank had borrowing capacity of $350 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1 billion available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $95 million, and $296 million of unsecured credit through the American Financial Exchange.

Investment securities are another important tool in managing the Bank’s liquidity objectives. Securities totaled $1 billion at June 30, 2019, and included $461 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $825 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $1.4 billion in unused commitments as of June 30, 2019. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of June 30, 2019, and December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2019.

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.44%	12.26%	10.00%
Tier 1 capital to risk-weighted assets	11.70	11.38	8.00
Common equity tier 1 capital to risk-weighted assets	11.70	11.37	6.50
Leverage ratio (Tier 1 capital to average assets)	10.23	10.52	5.00
Total risk-based capital	$749,411	$611,197
Tier 1 capital	705,084	567,296
Common equity tier 1 capital	705,027	567,239

The following table summarizes the Company’s various capital ratios at the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018	Well Capitalized Minimum %
Total capital to risk-weighted assets	12.62%	13.02%	N/A
Tier 1 capital to risk-weighted assets	11.06	11.14	N/A
Common equity tier 1 capital to risk-weighted assets	9.51	9.79	N/A
Leverage ratio (Tier 1 capital to average assets)	9.81	10.29	N/A
Tangible common equity to tangible assets[1]	8.43	8.66	N/A
Total risk-based capital	$763,312	$650,859
Tier 1 capital	668,985	556,958
Common equity tier 1 capital	575,328	489,301

[1] Not a required regulatory capital ratio
The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

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

Core Performance Measures

	For the Three Months ended			For the Six Months ended
(in thousands)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net interest income	$61,715	$52,343	$47,048	$114,058	$93,219
Less: Incremental accretion income	910	1,157	291	2,067	1,057
Core net interest income	60,805	51,186	46,757	111,991	92,162

Total noninterest income	11,964	9,230	9,693	21,194	19,235
Less: Gain on sale of investment securities	—	—	—	—	9
Less: Other income from non-core acquired assets	2	365	18	367	1,031
Less: Other non-core income	266	—	649	266	649
Core noninterest income	11,696	8,865	9,026	20,561	17,546

Total core revenue	72,501	60,051	55,783	132,552	109,708

Total noninterest expense	49,054	39,838	29,219	88,892	58,362
Less: Other expenses related to non-core acquired loans	103	103	(229)	206	(215)
Less: Merger related expenses	10,306	7,270	—	17,576	—
Less: Facilities disposal charge	—	—	239	—	239
Core noninterest expense	38,645	32,465	29,209	71,110	58,338

Core efficiency ratio	53.30%	54.06%	52.36%	53.65%	53.18%

Net Interest Margin to Core Net Interest Margin (tax equivalent)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net interest income	$62,109	$47,254	$114,704	$93,640
Less: Incremental accretion income	910	291	2,067	1,057
Core net interest income, tax equivalent	$61,199	$46,963	$112,637	$92,583

Average earning assets	$6,453,005	$5,023,607	$5,984,348	$4,986,447
Reported net interest margin	3.86%	3.77%	3.87%	3.79%
Core net interest margin	3.80%	3.75%	3.80%	3.74%

Tangible common equity ratio

(in thousands)	June 30, 2019	December 31, 2018
Total shareholders' equity	$825,501	$603,804
Less: Goodwill	211,251	117,345
Less: Intangible assets	29,201	8,553
Tangible common equity	$585,049	$477,906

Total assets	$7,181,855	$5,645,662
Less: Goodwill	211,251	117,345
Less: Intangible assets	29,201	8,553
Tangible assets	$6,941,403	$5,519,764

Tangible common equity to tangible assets	8.43%	8.66%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the Quarter ended
($ in thousands, except per share data)	Jun 30, 2019	Mar 31, 2019	Jun 30, 2018
Average shareholder’s equity	$813,106	$662,454	$568,555
Less: Average goodwill	211,251	141,422	117,345
Less: Average intangible assets	29,965	14,472	10,074
Average tangible common equity	571,890	506,560	441,136

Impact of Merger Related Expenses

	For the three months ended
($ in thousands, except per share data)	Jun 30, 2019	Mar 31, 2019	Jun 30, 2018
Net income - GAAP	$18,424	$16,156	$22,251
Merger-related expenses	10,306	7,270	—
Related tax effect	(2,331)	(1,535)	—
Adjusted net income - Non-GAAP	$26,399	$21,891	$22,251

Average assets	$7,057,605	$5,956,086	$5,415,151
ROAA - GAAP net income	1.05%	1.10%	1.65%
ROAA - Adjusted net income	1.50	1.49	1.65

Average shareholder’s equity	$813,106	$662,454	$568,555
ROAE - GAAP net income	9.09%	9.89%	15.70%
ROAE - Adjusted net income	13.02	13.40	15.70

Average tangible common equity	$571,890	$506,560	$441,136
ROATCE - GAAP net income	12.92%	12.93%	20.23%
ROATCE - Adjusted net income	18.52	17.53	20.23
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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	8.2%
+ 200 bp	5.5%
+ 100 bp	2.8%
- 100 bp	(4.2)%
- 200 bp	(9.4)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. Generally, positive changes in rates result in higher levels of net interest income, while scenarios based on declining rates, particularly those involving decreases in long-term rates, result in reduced net interest income.

At June 30, 2019, models resulting in a steeper yield curve through a reduction in short-term rates over a 12-month horizon, as well as those based on stable short-term and modestly lower long-term rates, all result in a marginal decrease to net interest income over a one-year forecast.

At June 30, 2019, the Company had $2.5 billion in variable rate loans that are based on LIBOR and $0.4 million that are based on Prime. Approximately 80% of the LIBOR based loans are indexed to one-month LIBOR.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2019. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance of the achievement of the objectives described above.

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

In December 2018, the Court granted summary judgment in favor of Trinity/LANB finding that they had delivered timely notice to the insurance company as a matter of law. The insurance company filed a motion to reconsider which was subsequently heard and denied. The Company will next seek to prove up its damages at trial which is anticipated to occur in the fourth quarter of 2019. The Company also plans to vigorously defend itself against the officers’ claims. Due to the complex nature of this lawsuit, the outcome and timing of ultimate resolution and recovery by the Company is uncertain.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2018, which is supplemented by the additional risk factor set forth below. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the ARRC of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures. The Company has material contracts that are indexed to LIBOR. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

*3.8	Amendment to the Certificate of Incorporation of Registrant.

3.9	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on June 12, 2015 (File No. 001-15373)).

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

101.LAB    XBRL Taxonomy Extension Label Linkbase Document

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF    XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of July 26, 2019.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer