Form 10-Q
period 2019-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2019-10-25
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019.

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

As of October 23, 2019, the Registrant had 26,518,924 shares of outstanding common stock, $0.01 par value per share.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$153,730	$91,511
Federal funds sold	2,829	1,714
Interest-earning deposits (including $17,785 and $1,305 pledged as collateral, respectively)	99,943	103,327
Total cash and cash equivalents	256,502	196,552
Interest-earning deposits greater than 90 days	3,975	3,185
Securities available for sale	1,247,333	721,369
Securities held to maturity, at cost	60,786	65,679
Loans held for sale	6,281	392
Loans	5,228,014	4,350,001
Less: Allowance for loan losses	44,555	43,476
Loans, net	5,183,459	4,306,525
Other investments, at cost	46,867	26,654
Fixed assets, net	59,216	32,109
Goodwill	211,251	117,345
Intangible assets, net	27,626	8,553
Other assets	243,495	167,299
Total assets	$7,346,791	$5,645,662

Liabilities and Shareholders' Equity
Demand deposits	$1,295,450	$1,100,718
Interest-bearing transaction accounts	1,307,855	1,037,684
Money market accounts	1,652,394	1,565,729
Savings	548,658	199,425
Certificates of deposit:
Brokered	209,754	198,981
Other	610,269	485,448
Total deposits	5,624,380	4,587,985
Subordinated debentures and notes (net of debt issuance cost of $907 and $1,005, respectively)	141,179	118,156
Federal Home Loan Bank advances	461,426	70,000
Other borrowings	162,920	221,450
Notes payable	36,714	2,000
Other liabilities	74,077	42,267
Total liabilities	$6,500,696	$5,041,858

Commitments and contingent liabilities (Note 7)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 28,042,628 and 23,938,994 shares issued, respectively	280	239
Treasury stock, at cost; 1,429,861 and 1,127,105 shares, respectively	(54,472)	(42,655)
Additional paid in capital	524,916	350,936
Retained earnings	356,160	304,566
Accumulated other comprehensive income (loss)	19,211	(9,282)
Total shareholders' equity	846,095	603,804
Total liabilities and shareholders' equity	$7,346,791	$5,645,662
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$71,214	$55,383	$201,867	$158,781
Interest on debt securities:
Taxable	8,004	4,482	21,236	12,697
Nontaxable	969	263	2,277	816
Interest on interest-bearing deposits	572	306	1,722	777
Dividends on equity securities	319	323	794	729
Total interest income	81,078	60,757	227,896	173,800
Interest expense:
Interest-bearing transaction accounts	2,048	799	5,972	2,422
Money market accounts	6,959	5,423	20,470	13,221
Savings accounts	232	157	646	429
Certificates of deposit	3,970	2,878	11,060	7,115
Subordinated debentures and notes	1,956	1,483	5,562	4,305
Federal Home Loan Bank advances	2,203	1,729	5,297	4,435
Notes payable and other borrowings	664	195	1,785	561
Total interest expense	18,032	12,664	50,792	32,488
Net interest income	63,046	48,093	177,104	141,312
Provision for loan losses	1,833	2,263	5,031	4,524
Net interest income after provision for loan losses	61,213	45,830	172,073	136,788
Noninterest income:
Service charges on deposit accounts	3,246	2,997	9,547	8,855
Wealth management revenue	2,661	2,012	7,314	6,267
Card services revenue	2,494	1,760	6,745	4,926
Tax credit income	1,238	192	1,968	508
Gain on sale of investment securities	337	—	337	9
Miscellaneous income	3,588	1,449	8,847	7,080
Total noninterest income	13,564	8,410	34,758	27,645
Noninterest expense:
Employee compensation and benefits	20,845	16,297	60,884	49,370
Occupancy	3,179	2,394	9,004	7,142
Data processing	2,051	1,634	6,415	4,634
Professional fees	1,064	1,023	2,847	2,619
Merger related expenses	393	—	17,969	—
Other	10,707	8,574	30,012	24,519
Total noninterest expense	38,239	29,922	127,131	88,284

Income before income tax expense	36,538	24,318	79,700	76,149
Income tax expense	7,469	1,802	16,051	10,461
Net income	$29,069	$22,516	$63,649	$65,688

Earnings per common share
Basic	$1.09	$0.97	$2.46	$2.84
Diluted	1.08	0.97	2.45	2.81
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$29,069	$22,516	$63,649	$65,688
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities arising during the period, net of income tax expense (benefit) for three months of $2,306 and $(1,328), and for nine months of $10,293 and $(3,926), respectively	7,028	(4,047)	31,377	(11,968)
Reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $83 and $0, and for nine months of $11 and $2, respectively	(254)	—	(34)	(7)
Unrealized loss on cash flow hedges arising during the 2019 periods, net of income tax benefit for three months of $219 and for nine months of $947	(669)	—	(2,886)	—
Reclassification of loss on cash flow hedge arising during the 2019 periods, net of income tax benefit for three months of $10 and for nine months of $12	32	—	36	—
Total other comprehensive income (loss)	6,137	(4,047)	28,493	(11,975)
Total comprehensive income	$35,206	$18,469	$92,142	$53,713

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2019	$280	$(42,655)	$523,454	$331,348	$13,074	$825,501
Net income	—	—	—	29,069	—	29,069
Other comprehensive income	—	—	—	—	6,137	6,137
Total comprehensive income	—	—	—	29,069	6,137	35,206
Cash dividends paid on common shares, $0.16 per share	—	—	—	(4,257)	—	(4,257)
Repurchase of common shares	—	(11,817)	—	—	—	(11,817)
Issuance under equity compensation plans, 9,382 shares, net	—	—	353	—	—	353
Share-based compensation	—	—	1,109	—	—	1,109
Balance at September 30, 2019	$280	$(54,472)	$524,916	$356,160	$19,211	$846,095

Balance at December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	—	—	—	63,649	—	63,649
Other comprehensive income	—	—	—	—	28,493	28,493
Total comprehensive income	—	—	—	63,649	28,493	92,142
Cash dividends paid on common shares, $0.45 per share	—	—	—	(12,055)	—	(12,055)
Repurchase of common shares	—	(11,817)	—	—	—	(11,817)
Issuance under equity compensation plans, 112,812 shares, net	1	—	(881)	—	—	(880)
Share-based compensation	—	—	3,016	—	—	3,016
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares	40	—	171,845	—	—	171,885
Balance at September 30, 2019	$280	$(54,472)	$524,916	$356,160	$19,211	$846,095

(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2018	$239	$(26,326)	$348,471	$264,280	$(12,580)	$574,084
Net income	—	—	—	22,516	—	22,516
Other comprehensive loss	—	—	—	—	(4,047)	(4,047)
Total comprehensive income (loss)	—	—	—	22,516	(4,047)	18,469
Cash dividends paid on common shares, $0.12 per share	—	—	—	(2,780)	—	(2,780)
Repurchase of common shares	—	(3,782)	—	—	—	(3,782)
Issuance under equity compensation plans, 18,592 shares, net	—	—	(77)	—	—	(77)
Share-based compensation	—	—	923	—	—	923
Reclassification adjustment for change in accounting policies	—	—	—	834	(834)	—
Balance at September 30, 2018	$239	$(30,108)	$349,317	$284,016	$(16,627)	$586,837

Balance at December 31, 2017	$238	$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	—	—	—	65,688	—	65,688
Other comprehensive loss	—	—	—	—	(11,975)	(11,975)
Total comprehensive income (loss)	—	—	—	65,688	(11,975)	53,713
Cash dividends paid on common shares, $0.34 per share	—	—	—	(7,866)	—	(7,866)
Repurchase of common shares	—	(6,840)	—	—	—	(6,840)
Issuance under equity compensation plans, 138,149 shares, net	1	—	(3,298)	—	—	(3,297)
Share-based compensation	—	—	2,554	—	—	2,554
Reclassification adjustment for change in accounting policies	—	—	—	834	(834)	—
Balance at September 30, 2018	$239	$(30,108)	$349,317	$284,016	$(16,627)	$586,837
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands, except share data)	2019	2018
Cash flows from operating activities:
Net income	$63,649	$65,688
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,187	2,622
Provision for loan losses	5,031	4,524
Deferred income taxes	4,777	2,822
Net amortization of debt securities	2,009	1,338
Amortization of intangible assets	3,993	1,908
Gain on sale of investment securities	(45)	(9)
Mortgage loans originated for sale	(39,260)	(30,136)
Proceeds from mortgage loans sold	33,503	32,839
Gain on sale of other real estate	(59)	(13)
Gain on state tax credits, net	(469)	(508)
Share-based compensation	3,016	2,554
Accretion of loan discount	(8,101)	(1,253)
Changes in:
Accrued interest receivable	(1,031)	(5,811)
Accrued interest payable	560	703
Other assets	1,270	(16,309)
Other liabilities	(6,460)	(1,093)
Net cash provided by operating activities	66,570	59,866
Cash flows from investing activities:
Acquisition cash purchase price, net of cash and cash equivalents acquired	(23,377)	—
Increase in loans	(197,514)	(172,449)
Proceeds received from:
Sale of debt securities, available for sale	314,189	1,451
Paydown or maturity of debt securities, available for sale	95,386	61,881
Paydown or maturity of debt securities, held to maturity	4,760	4,988
Redemption of other investments	43,034	30,593
Sale of state tax credits held for sale	3,978	3,056
Sale of other real estate	4,380	467
Payments for the purchase of:
Available for sale debt securities	(467,695)	(108,121)
Other investments	(61,226)	(44,597)
State tax credits held for sale	(9,666)	(4,704)
Fixed assets, net	(4,008)	(2,369)
Net cash used in investing activities	(297,759)	(229,804)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	25,653	(61,781)
Net increase (decrease) in interest-bearing deposit accounts	(70,446)	115,843
Proceeds from Federal Home Loan Bank advances	1,352,000	1,142,500
Repayments of Federal Home Loan Bank advances	(967,500)	(914,000)
Proceeds from notes payable	41,000	—
Repayments of notes payable	(6,286)	—
Net decrease in other borrowings	(58,530)	(91,879)
Cash dividends paid on common stock	(12,055)	(7,866)
Payments for the repurchase of common stock	(11,817)	(6,840)
Payments for the issuance of equity instruments, net	(880)	(3,297)
Net cash provided by financing activities	291,139	172,680
Net increase in cash and cash equivalents	59,950	2,742
Cash and cash equivalents, beginning of period	196,552	153,323
Cash and cash equivalents, end of period	$256,502	$156,065
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49,862	$31,785
Income taxes	12,955	8,492
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$7,964	$—
Common shares issued in connection with acquisition	171,885	—

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

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

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes an estimate of the acquisition-date fair value as part of the cost of the combination. To determine the fair values, the Company utilizes third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition. Merger-related costs are costs the Company incurs to effect a business combination. The Company presents merger-related expenses as a separate component of noninterest expenses on the Condensed Consolidated Statements of Operations.  Merger-related expenses include costs directly related to merger or acquisition activity and include legal and professional fees, system consolidation and conversion costs, gain or loss on sale of investment securities incurred through repositioning the acquired investment portfolio, and compensation costs such as severance and retention incentives for employees impacted by acquisition activity. The Company accounts for merger-related costs as expenses in the periods in which the costs are incurred and the services are received.

Revenue

The Company’s revenues are primarily composed of interest income on financial instruments, including investment securities. Other noninterest income is primarily comprised of service charges on deposit accounts, wealth management revenue, card services revenue and gains on sale of other real estate. Descriptions of our revenue-generating activities, which are presented in our income statement as components of noninterest income, are as follows:

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

The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Funding Rate (“SOFR”) replace LIBOR. ARRC has proposed the transition to SOFR from LIBOR until the end of 2021. The Company has material contracts indexed to LIBOR. Industry organizations are currently working on the transition plan. The Company is monitoring this activity and evaluating the risks involved.

NOTE 2 - ACQUISITION

Acquisition of Trinity Capital Corporation.
On March 8, 2019, the Company closed its acquisition of 100% of Trinity Capital Corporation (“Trinity”) and its wholly-owned subsidiary, Los Alamos National Bank (“LANB”). Trinity operated six full-service retail and commercial banking offices in Los Alamos, Santa Fe, and Albuquerque, New Mexico.

Trinity shareholders received cash consideration of $1.84 per share of Trinity common stock and 0.1972 shares of EFSC common stock per share of Trinity common stock with cash in lieu of fractional shares. Aggregate consideration at closing was 4.0 million shares of EFSC common stock and $37.3 million cash paid to Trinity shareholders. Based on EFSC’s closing stock price of $43.07 on March 7, 2019, the overall transaction had a value of $209.2 million. The Company recognized $18.0 million and $1.3 million of merger-related costs recorded in noninterest expense in the statement of operations for the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively.

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

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2019 and 2018, as if the acquisition had occurred on January 1, 2018. The pro forma results combine the historical results of Trinity with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition-related expenses that have been incurred as of September 30, 2019 are included in net income in the table below.

	Pro Forma
	Nine months ended September 30,
(in thousands, except per share data)	2019	2018
Total revenues (net interest income plus noninterest income)	$221,055	$211,004
Net income	78,055	59,473
Diluted earnings per common share	3.00	2.18

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income as reported	$29,069	$22,516	$63,649	$65,688

Weighted average common shares outstanding	26,778	23,148	25,878	23,129
Additional dilutive common stock equivalents	90	181	98	211
Weighted average diluted common shares outstanding	26,868	23,329	25,976	23,340

Basic earnings per common share:	$1.09	$0.97	$2.46	$2.84
Diluted earnings per common share:	1.08	0.97	$2.45	$2.81

For the three and nine months ended September 30, 2019 common stock equivalents of approximately 21,000 and 26,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. For the comparable periods in 2018, the amounts were immaterial.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	September 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,949	$84	$—	$10,033
Obligations of states and political subdivisions	164,263	6,298	(248)	170,313
Agency mortgage-backed securities	917,102	18,021	(1,012)	934,111
U.S. Treasury bills	9,969	278	—	10,247
Corporate debt securities	116,355	6,274	—	122,629
Total securities available for sale	$1,217,638	$30,955	$(1,260)	$1,247,333
Held to maturity securities:
Obligations of states and political subdivisions	$12,468	$167	$—	$12,635
Agency mortgage-backed securities	48,318	670	—	48,988
Total securities held to maturity	$60,786	$837	$—	$61,623

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,926	$—	$(1,428)	$98,498
Obligations of states and political subdivisions	26,566	327	(83)	26,810
Agency mortgage-backed securities	596,825	1,160	(11,849)	586,136
U.S. Treasury Bills	$9,962	$—	$(37)	$9,925
Total securities available for sale	$733,279	$1,487	$(13,397)	$721,369
Held to maturity securities:
Obligations of states and political subdivisions	$12,506	$16	$(114)	$12,408
Agency mortgage-backed securities	53,173	—	(1,647)	51,526
Total securities held to maturity	$65,679	$16	$(1,761)	$63,934

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $416.0 million and $433.7 million at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,079	$1,086	$—	$—
Due after one year through five years	27,564	28,081	3,879	3,929
Due after five years through ten years	127,062	133,705	8,589	8,706
Due after ten years	144,831	150,350	—	—
Agency mortgage-backed securities	917,102	934,111	48,318	48,988
	$1,217,638	$1,247,333	$60,786	$61,623

The following table represents a summary of investment securities that had an unrealized loss:

	September 30, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$36,066	$248	$—	$—	$36,066	$248
Agency mortgage-backed securities	124,823	352	55,333	660	180,156	1,012
	$160,889	$600	$55,333	$660	$216,222	$1,260

	December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$19,622	$322	$78,876	$1,106	$98,498	$1,428
Obligations of states and political subdivisions	3,102	15	14,156	182	17,258	197
Agency mortgage-backed securities	87,357	2,211	389,770	11,285	477,127	13,496
U.S. Treasury bills	—	—	9,925	37	9,925	37
	$110,081	$2,548	$492,727	$12,610	$602,808	$15,158

The unrealized losses at both September 30, 2019, and December 31, 2018, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2019, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

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

(in thousands)	September 30, 2019	December 31, 2018
Loans accounted for at amortized cost	$5,132,391	$4,303,600
Loans accounted for as PCI	95,623	46,401
Total loans	$5,228,014	$4,350,001

At September 30, 2019, loans acquired in the Trinity acquisition included $562.4 million accounted for at amortized cost and $62.2 million accounted for as PCI. These loans were recorded at fair value with no allowance for loan losses.

The table below shows the composition of the allowance for loan losses:

(in thousands)	September 30, 2019	December 31, 2018
Allowance for loans accounted for at amortized cost	$43,698	$42,295
Allowance for loans accounted for as PCI	857	1,181
Total allowance for loan losses	$44,555	$43,476

Below is a summary of loans by category at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$2,287,722	$2,121,008
Real estate:
Commercial - investor owned	1,247,691	843,728
Commercial - owner occupied	660,433	604,498
Construction and land development	425,639	330,097
Residential	374,162	298,944
Total real estate loans	2,707,925	2,077,267
Consumer and other	139,090	107,351
Loans, before unearned loan fees	5,134,737	4,305,626
Unearned loan fees, net	(2,346)	(2,026)
Loans, including unearned loan fees	$5,132,391	$4,303,600

A summary of the activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment methodology through September 30, 2019 and at December 31, 2018, is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for loan losses:
Balance at December 31, 2018	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Provision (provision reversal) for loan losses	1,445	769	(431)	(252)	(288)	233	1,476
Losses charged off	(1,853)	(120)	(36)	(45)	(67)	(129)	(2,250)
Recoveries	29	7	2	9	364	13	424
Balance at March 31, 2019	$28,660	$5,339	$3,774	$1,699	$1,625	$848	$41,945
Provision (provision reversal) for loan losses	1,781	364	591	(216)	(345)	(215)	1,960
Losses charged off	(1,380)	(431)	—	—	(26)	(53)	(1,890)
Recoveries	32	52	6	489	124	217	920
Balance at June 30, 2019	$29,093	$5,324	$4,371	$1,972	$1,378	$797	$42,935
Provision (provision reversal) for loan losses	867	333	419	(88)	193	109	1,833
Losses charged off	(1,295)	—	(22)	—	(255)	(86)	(1,658)
Recoveries	209	11	3	260	65	40	588
Balance at September 30, 2019	$28,874	$5,668	$4,771	$2,144	$1,381	$860	$43,698

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance September 30, 2019
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,023	$258	$—	$—	$116	$11	$2,408
Collectively evaluated for impairment	26,851	5,410	4,771	2,144	1,265	849	41,290
Total	$28,874	$5,668	$4,771	$2,144	$1,381	$860	$43,698
Loans - Ending balance:
Individually evaluated for impairment	$11,433	$2,637	$1,423	$—	$1,267	$11	$16,771
Collectively evaluated for impairment	2,276,289	1,245,054	659,010	425,639	372,895	136,733	5,115,620
Total	$2,287,722	$1,247,691	$660,433	$425,639	$374,162	$136,744	$5,132,391

Balance December 31, 2018
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$4,266	$—	$109	$—	$52	$26	$4,453
Collectively evaluated for impairment	24,773	4,683	4,130	1,987	1,564	705	37,842
Total	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Loans - Ending balance:
Individually evaluated for impairment	$12,950	$398	$2,135	$—	$2,277	$311	$18,071
Collectively evaluated for impairment	2,108,058	843,330	602,363	330,097	296,667	105,014	4,285,529
Total	$2,121,008	$843,728	$604,498	$330,097	$298,944	$105,325	$4,303,600

A summary of nonperforming loans individually evaluated for impairment by category at September 30, 2019 and December 31, 2018, and the income recognized on impaired loans is as follows:

	September 30, 2019
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$24,233	$1,096	$10,337	$11,433	$2,023	$12,429
Real estate:
Commercial - investor owned	3,312	1,135	1,502	2,637	258	2,525
Commercial - owner occupied	245	221	—	221	—	27
Construction and land development	—	—	—	—	—	—
Residential	1,388	1,021	246	1,267	116	1,782
Consumer and other	1	—	11	11	11	11
Total	$29,179	$3,473	$12,096	$15,569	$2,408	$16,774

	December 31, 2018
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$21,893	$3,294	$9,656	$12,950	$4,266	$13,827
Real estate:
Commercial - investor owned	553	398	—	398	—	277
Commercial - owner occupied	847	472	336	808	109	691
Construction and land development	—	—	—	—	—	—
Residential	2,425	1,659	618	2,277	52	778
Consumer and other	329	—	312	312	26	—
Total	$26,047	$5,823	$10,922	$16,745	$4,453	$15,573

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Total interest income that would have been recognized under original terms	$247	$614	$893	$1,615
Total cash received and recognized as interest income on non-accrual loans	77	68	262	157
Total interest income recognized on accruing impaired loans	3	110	115	133

The recorded investment in nonperforming loans by category at September 30, 2019 and December 31, 2018, is as follows:

	September 30, 2019
(in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$11,409	$—	$24	$11,433
Real estate:
Commercial - investor owned	2,637	—	—	2,637
Commercial - owner occupied	221	—	—	221
Construction and land development	—	—	—	—
Residential	1,162	79	26	1,267
Consumer and other	1	—	10	11
Total	$15,430	$79	$60	$15,569

	December 31, 2018
(in thousands)	Non-accrual	Restructured, accruing	Total
Commercial and industrial	$12,805	$145	$12,950
Real estate:
Commercial - investor owned	398	—	398
Commercial - owner occupied	808	—	808
Construction and land development	—	—	—
Residential	2,197	80	2,277
Consumer and other	312	—	312
Total	$16,520	$225	$16,745

There were no loans over 90 days past due and still accruing at December 31, 2018.

There were no loans restructured during the three months ended September 30, 2019. The recorded investment by category for the portfolio loans restructured during the three months ended September 30, 2018, is as follows:

	September 30, 2018
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$187	$187
Total	1	$187	$187

The recorded investment by category for the portfolio loans restructured during the nine months ended September 30, 2019 and 2018, is as follows:

	September 30, 2019			September 30, 2018
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	1	$187	$187
Real estate:
Commercial - owner occupied	1	188	188	—	—	—
Residential	2	332	332	—	—	—
Total	3	$520	$520	1	$187	$187

As of September 30, 2019, the Company had $0.6 million in specific reserves allocated to restructured loans totaling $3.3 million.

Restructured loans that subsequently defaulted during the three months ended September 30, 2019 included one commercial and industrial loan with a recorded balance of $0.1 million. Restructured loans that subsequently defaulted for the nine months ended September 30, 2019 included two commercial and industrial loans with an aggregate recorded balance of $0.4 million. There were no troubled debt restructured loans that subsequently defaulted during the three and nine months ended September 30, 2018.

The aging of the recorded investment in past due loans by portfolio class and category at September 30, 2019 and December 31, 2018, is shown below.

	September 30, 2019
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$6,913	$7,314	$14,227	$2,273,495	$2,287,722
Real estate:
Commercial - investor owned	2,408	2,000	4,408	1,243,283	1,247,691
Commercial - owner occupied	1,166	—	1,166	659,267	660,433
Construction and land development	62	—	62	425,577	425,639
Residential	2,098	1,183	3,281	370,881	374,162
Consumer and other	107	—	107	136,637	136,744
Total	$12,754	$10,497	$23,251	$5,109,140	$5,132,391

	December 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$66	$10,257	$10,323	$2,110,685	$2,121,008
Real estate:
Commercial - investor owned	529	127	656	843,072	843,728
Commercial - owner occupied	292	565	857	603,641	604,498
Construction and land development	6	—	6	330,091	330,097
Residential	709	897	1,606	297,338	298,944
Consumer and other	—	312	312	105,013	105,325
Total	$1,602	$12,158	$13,760	$4,289,840	$4,303,600

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

The recorded investment by risk category of the loans by portfolio class and category at September 30, 2019, which is based upon the most recent analysis performed, and December 31, 2018, is as follows:

	September 30, 2019
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$2,091,433	$120,930	$75,359	$2,287,722
Real estate:
Commercial - investor owned	1,226,499	17,552	3,640	1,247,691
Commercial - owner occupied	625,365	28,763	6,305	660,433
Construction and land development	418,357	7,179	103	425,639
Residential	368,241	3,333	2,588	374,162
Consumer and other	136,738	—	6	136,744
Total	$4,866,633	$177,757	$88,001	$5,132,391

	December 31, 2018
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$1,927,782	$146,033	$47,193	$2,121,008
Real estate:
Commercial - investor owned	823,128	15,083	5,517	843,728
Commercial - owner occupied	563,003	31,834	9,661	604,498
Construction and land development	318,451	11,580	66	330,097
Residential	287,802	4,232	6,910	298,944
Consumer and other	105,007	6	312	105,325
Total	$4,025,173	$208,768	$69,659	$4,303,600

Below is a summary of PCI loans by category at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	5.77	$15,773	6.09	$2,159
Real estate:
Commercial - investor owned	7.04	39,329	7.19	23,939
Commercial - owner occupied	6.58	20,435	7.39	9,669
Construction and land development	5.75	7,847	6.03	4,548
Residential	6.31	12,011	6.40	6,082
Total real estate loans		79,622		44,238
Consumer and other	5.54	228	2.18	4
Total		$95,623		$46,401
[1]Risk ratings are based on the borrower’s contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at September 30, 2019 and December 31, 2018, is shown below:

	September 30, 2019
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$922	$532	$1,454	$14,319	$15,773
Real estate:
Commercial - investor owned	—	2,115	2,115	37,214	39,329
Commercial - owner occupied	—	1,023	1,023	19,412	20,435
Construction and land development	14	217	231	7,616	7,847
Residential	703	833	1,536	10,475	12,011
Consumer and other	—	35	35	193	228
Total	$1,639	$4,755	$6,394	$89,229	$95,623

	December 31, 2018
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$2,159	$2,159
Real estate:
Commercial - investor owned	416	88	504	23,435	23,939
Commercial - owner occupied	591	6,279	6,870	2,799	9,669
Construction and land development	—	—	—	4,548	4,548
Residential	146	37	183	5,899	6,082
Consumer and other	—	—	—	4	4
Total	$1,153	$6,404	$7,557	$38,844	$46,401

The following table is a roll forward of PCI loans, net of the allowance for loan losses, for the nine months ended September 30, 2019 and 2018.

(in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance December 31, 2018	$73,157	$15,299	$12,638	$45,220
Acquisitions	111,963	13,542	30,238	68,183
Principal reductions and interest payments	(33,548)	—	—	(33,548)
Accretion of loan discount	—	—	(8,014)	8,014
Changes in contractual and expected cash flows due to remeasurement	10,490	(2,057)	(86)	12,633
Reductions due to disposals	(9,121)	(3,345)	(40)	(5,736)
Balance September 30, 2019	$152,941	$23,439	$34,736	$94,766

Balance December 31, 2017	$112,710	$29,005	$13,964	$69,741
Principal reductions and interest payments	(38,165)	—	—	(38,165)
Accretion of loan discount	—	—	(5,118)	5,118
Changes in contractual and expected cash flows due to remeasurement	4,341	(8,939)	3,179	10,101
Balance September 30, 2018	$78,886	$20,066	$12,025	$46,795

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method. Outstanding customer balances on PCI loans were $121.5 million and $64.7 million as of September 30, 2019, and December 31, 2018, respectively.

NOTE 6 - LEASES

The Company has banking and limited-service facilities, datacenters, and certain equipment leased under agreements. Most of the leases expire between 2019 and 2024 and include one or more renewal options of up to five years. One lease expires in 2030. All leases are classified as operating leases.

	For the three months ended	For the nine months ended
(in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$821	$2,434
Short-term lease cost	81	215
Total lease cost	$902	$2,649

Payments on operating leases included in the measurement of lease liabilities during the nine months ended September 30, 2019 totaled $2.4 million. Right-of-use assets obtained in exchange for lease obligations totaled $0.4 million during the nine months ended September 30, 2019.

Supplemental balance sheet information related to leases was as follows:

As of
(in thousands)	September 30, 2019
Operating lease right-of-use assets, included in other assets	$13,849
Operating lease liabilities, included in other liabilities	14,440

Operating leases
Weighted average remaining lease term	5 years
Weighted average discount rate	3.0%

Maturities of operating lease liabilities were as follows:

(in thousands)
Year	Amount
2019	$818
2020	3,329
2021	3,355
2022	2,795
2023	2,191
Thereafter	3,143
Total operating lease liabilities, payments	15,631
Less: present value adjustment	1,191
Operating lease liabilities	$14,440

As of September 30, 2019, the Company has an operating lease amendment for the expansion of an existing facility that has not yet commenced. This amendment is expected to commence in 2019 with a lease term of 8 years.

Lessor income was immaterial during the three and nine months ended September 30, 2019. During the second quarter of 2019, the Company executed an agreement, as landlord, to lease a portion of an owned building. The agreement commenced in the third quarter of 2019 with current payments prorated for partial occupancy. The initial term is for 7 years, with an annual rental income of $1.3 million.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2019, the amount of unadvanced commitments on impaired loans was insignificant.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2019, and December 31, 2018, are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$1,426,131	$1,344,687
Letters of credit	51,375	44,665

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2019, and December 31, 2018, approximately $128.4 million and $68.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $0.4 million for estimated losses attributable to the unadvanced commitments at September 30, 2019, and December 31, 2018.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2019, the approximate remaining terms of standby letters of credit range from 1 month to 5 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.5 million will be reclassified as an increase to interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2019 and December 31, 2018.

	Derivative Assets						Derivative Liabilities
	September 30, 2019			December 31, 2018			September 30, 2019		December 31, 2018
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	$185,886	Other Assets	$—	$—	Other Assets	$—	Other Liabilities	$3,785	Other Liabilities	$—
Total			$—			$—		$3,785		$—

Derivatives not Designated as Hedging Instruments
Interest rate swap	$628,864	Other Assets	$13,561	$494,567	Other Assets	$2,217	Other Liabilities	$14,666	Other Liabilities	$2,217
Foreign exchange forward contracts	—	Other Assets	—	806	Other Assets	806	Other Liabilities	—	Other Liabilities	806
Total			$13,561			$3,023		$14,666		$3,023

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2019. The Company did not have cash flow hedging instruments in 2018. The loss reclassified from accumulated OCI is recorded as an adjustment to interest expense.

	Amount of Loss Recognized in OCI		Amount of Loss Reclassified from Accumulated OCI into Income
(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019	Three months ended September 30, 2019	Nine months ended September 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest rate swap	$(846)	$(3,785)	$(42)	$(48)
Total	$(846)	$(3,785)	$(42)	$(48)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are subject to offsetting as of September 30, 2019 and December 31, 2018. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of September 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$13,561	$—	$13,561	$22	$—	$13,539

Liabilities:
Interest rate swap	$18,451	$—	$18,451	$22	$17,785	$644
Securities sold under agreements to repurchase	162,920	—	162,920	—	162,920	—

As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$2,217	$—	$2,217	$—	$—	$2,217

Liabilities:
Interest rate swap	$2,217	$—	$2,217	$—	$—	$2,217
Securities sold under agreements to repurchase	221,450	—	221,450	—	221,450	—

As of September 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.5 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $17.8 million.

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,033	$—	$10,033
Obligations of states and political subdivisions	—	170,313	—	170,313
Agency mortgage-backed securities	—	934,111	—	934,111
U.S. Treasury bills	—	10,247	—	10,247
Corporate debt securities	—	122,629		122,629
Total securities available for sale	—	1,247,333	—	1,247,333
Other investments	164	—	—	164
Derivatives	—	13,561	—	13,561
Total assets	$164	$1,260,894	$—	$1,261,058

Liabilities
Derivatives	$—	$18,451	$—	$18,451
Total liabilities	$—	$18,451	$—	$18,451

	December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$98,498	$—	$98,498
Obligations of states and political subdivisions	—	26,810	—	26,810
Agency mortgage-backed securities	—	586,136	—	586,136
U.S. Treasury bills	—	9,925	—	9,925
Total securities available for sale	—	721,369	—	721,369
Other investments	121	—	—	121
Derivatives	—	3,023	—	3,023
Total assets	$121	$724,392	$—	$724,513

Liabilities
Derivatives	$—	$3,023	$—	$3,023
Total liabilities	$—	$3,023	$—	$3,023

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of September 30, 2019 and 2018.

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$—	$299	$—	$400
Total gains:
Included in earnings	—	7	—	13
Purchases, sales, issuances and settlements:
Sales	—	(135)	—	(242)
Ending balance	$—	$171	$—	$171

Change in unrealized losses relating to assets still held at the reporting date	$—	$(34)	$—	$(60)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended September 30, 2019	Total losses for the nine months ended September 30, 2019
Impaired loans	$1,589	$—	$—	$1,589	$118	$1,532
Total	$1,589	$—	$—	$1,589	$118	$1,532

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$153,730	$153,730	$91,511	$91,511
Federal funds sold	2,829	2,829	1,714	1,714
Interest-bearing deposits	103,918	103,918	106,512	106,512
Securities available for sale	1,247,333	1,247,333	721,369	721,369
Securities held to maturity	60,786	61,623	65,679	63,934
Other investments, at cost	46,867	46,867	26,654	26,654
Loans held for sale	6,281	6,281	392	392
Derivative financial instruments	13,561	13,561	3,023	3,023
Portfolio loans, net	5,183,459	5,123,351	4,306,525	4,253,239
State tax credits, held for sale	43,808	46,981	37,587	39,169
Accrued interest receivable	21,097	21,097	16,069	16,069

Balance sheet liabilities
Deposits	5,624,380	5,604,045	4,587,985	4,583,047
Subordinated debentures and notes	141,179	131,603	118,156	106,316
Federal Home Loan Bank advances	461,426	464,033	70,000	70,000
Other borrowings and notes payable	199,634	199,539	223,450	223,260
Derivative financial instruments	18,451	18,451	3,023	3,023
Accrued interest payable	2,907	2,907	1,977	1,977

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at September 30, 2019, and December 31, 2018.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at September 30, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$61,623	$—	$61,623
Portfolio loans, net	—	—	5,123,351	5,123,351
State tax credits, held for sale	—	—	46,981	46,981
Financial Liabilities:
Deposits	4,804,357	—	799,688	5,604,045
Subordinated debentures and notes	—	131,603	—	131,603
Federal Home Loan Bank advances	—	464,033	—	464,033
Other borrowings and notes payable	—	199,539	—	199,539

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$—	$63,934	$—	$63,934
Portfolio loans, net	—	—	4,253,239	4,253,239
State tax credits, held for sale	—	—	39,169	39,169
Financial Liabilities:
Deposits	3,903,556	—	679,491	4,583,047
Subordinated debentures and notes	—	106,316	—	106,316
Federal Home Loan Bank advances	—	70,000	—	70,000
Other borrowings and notes payable	—	223,260	—	223,260
NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill increased $93.9 million to $211.3 million at September 30, 2019 from $117.3 million at December 31, 2018 due to the acquisition of Trinity.

The table below presents a summary of intangible assets:

Nine months ended
(in thousands)	September 30, 2019
Gross core deposit intangible, beginning of period	$20,574
Additions from acquisition	23,066
Gross core deposit intangible, end of period	43,640
Accumulated amortization	(16,014)
Core deposit intangible, net, end of period	$27,626

Amortization expense on the core deposit intangible was $1.6 million and $0.6 million for the quarters ended September 30, 2019 and 2018, and $4.0 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. The core deposit intangibles are being amortized over a 10 year period.

The following table reflects the expected amortization schedule for the core deposit intangible at September 30, 2019.

Year	Core Deposit Intangible (in thousands)
2019	$1,550
2020	5,608
2021	4,814
2022	4,085
2023	3,456
After 2023	8,113
$27,626

NOTE 11 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company’s subordinated debentures at September 30, 2019 and December 31, 2018 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	September 30, 2019	December 31, 2018
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I (1)	7,920	8,019	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (1)	4,375	4,335	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III (1)	5,189	—	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV (1)	10,293	—	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (1)	7,502	—	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total junior subordinated debentures	92,086	69,161

Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(907)	(1,005)
Total fixed-to-floating rate subordinated notes	49,093	48,995

Total subordinated debentures and notes	$141,179	$118,156

(1) Purchase accounting adjustments are reflected in the balance and also impact the effective interest rate.

As part of the acquisition of Trinity, the Company acquired additional junior subordinated debentures issued by unconsolidated statutory trusts with a par value of $26.8 million. The Company has assigned a fair value of $22.8 million to these junior subordinated debentures.

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

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” In June 2016, the FASB issued ASU 2016-13, “Financial Instruments (Topic 326)” which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a more timely recognition of losses. Existing PCI assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The PCD assets will be grossed up for the allowance for expected credit losses at the date of adoption and the noncredit discount will continue to be recognized in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses on PCD assets will be recorded through the allowance. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has formed an implementation team that includes members of accounting, credit, and loan operations to review the requirements of ASU 2016-13, and has contracted with a software provider to aid in implementation. The Company has assessed its data and system needs, implemented a model validation process, selected portfolio segmentations and loss methodologies, and is continuing to refine forecast inputs and documentation of the end-to-end process. While the impact of adopting this standard has not been fully determined, the Company will recognize a cumulative effect adjustment to the allowance and retained earnings upon adoption.  The Company expects to finalize quantifying the anticipated impact of the adoption of this standard on the Company’s financial statements during the fourth quarter of 2019.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements
Some of the information in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of statements about the future performance, operations products and services of the Company and its subsidiaries. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting policies and practices or accounting standards, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2020; uncertainty regarding the future of LIBOR; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2018 Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2019 compared to the financial condition as of December 31, 2018. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2019, compared to the same periods in 2018. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018. Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

Executive Summary

The Company closed its acquisition of Trinity Capital Corporation (“Trinity”) on March 8, 2019. The results of operations of Trinity are included in our consolidated results from this date forward and are excluded from preceding periods. See “Item 1, Note 2 – Acquisitions” for more information.

The following table presents the fair values of assets acquired and liabilities assumed of Trinity as of March 8, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,899
Interest-earning deposits greater than 90 days	100
Securities	428,096
Loans	684,314
Other real estate	4,512
Other investments	6,673
Fixed assets	27,286
Accrued interest receivable	3,997
Intangible assets	23,066
Deferred tax assets	9,651
Other assets	30,037
Total assets acquired	$1,231,631

Liabilities assumed:
Deposits	$1,081,187
Subordinated debentures	22,834
FHLB advances	6,971
Accrued interest payable	370
Other liabilities	5,015
Total liabilities assumed	$1,116,377

Net assets acquired	$115,254

Consideration paid:
Cash	$37,275
Common stock	171,885
Total consideration paid	$209,160

Goodwill	$93,906

Below are highlights of our financial performance for the three and nine months ended September 30, 2019 and 2018.

(in thousands, except per share data)	At or for the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
EARNINGS
Total interest income	$81,078	$60,757	$227,896	$173,800
Total interest expense	18,032	12,664	50,792	32,488
Net interest income	63,046	48,093	177,104	141,312
Provision for portfolio loans	1,833	2,263	5,031	4,524
Net interest income after provision for loan losses	61,213	45,830	172,073	136,788
Total noninterest income	13,564	8,410	34,758	27,645
Total noninterest expense	38,239	29,922	127,131	88,284
Income before income tax expense	36,538	24,318	79,700	76,149
Income tax expense	7,469	1,802	16,051	10,461
Net income	$29,069	$22,516	$63,649	$65,688

Basic earnings per share	$1.09	$0.97	$2.46	$2.84
Diluted earnings per share	1.08	0.97	2.45	2.81

Return on average assets	1.60%	1.63%	1.26%	1.62%
Return on average common equity	13.66	15.22	11.00	15.41
Return on average tangible common equity[1]	19.08	19.42	15.16	19.85
Net interest margin (tax equivalent)	3.81	3.78	3.85	3.78
Core net interest margin[1]	3.69	3.74	3.76	3.74
Efficiency ratio	49.91	52.96	60.01	52.25
Core efficiency ratio[1]	51.73	52.23	52.96	52.86
Book value per common share	$31.79	$25.41
Tangible book value per common share[1]	22.82	19.94

ASSET QUALITY
Net charge-offs	$1,070	$2,447	$3,866	$2,862
Nonperforming loans	15,569	17,044
Classified assets	93,984	73,704
Nonperforming loans to total loans	0.30%	0.40%
Nonperforming assets to total assets	0.33	0.32
Allowance for loan losses to total loans	0.85	1.04
Net charge-offs to average loans (annualized)	0.08	0.23	0.11%	0.09%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

For the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, the Company notes the following trends:

•
For the three and nine months ended September 30, 2019, the Company had net income of $29.1 million and $63.6 million, respectively, compared to $22.5 million and $65.7 million in the prior year periods. Earnings per diluted share for the three and nine months ended September 30, 2019, were $1.08 and $2.45 per diluted share, respectively, and $0.97 and $2.81 per diluted share, for the same periods in 2018. Net income and earnings per share for the first nine months of 2019 were impacted from $18.0 million pretax ($14.0 million after tax), of merger-related expenses compared to the prior year period.

•
Excluding the impact of merger-related expenses, the adjusted return on average assets[1], adjusted return on average common equity[1], and adjusted return on average tangible common equity[1] were 1.54%, 13.42%, and 18.50%, respectively, for the nine months ended September 30, 2019.

•
Net interest income for the three and nine months ended September 30, 2019 increased $15.0 million and $35.8 million over the prior year periods. The acquisition of Trinity along with organic loan growth and an expanded investment portfolio supported the increase in net interest income over the prior year periods.

•
The net interest margin for both the three and nine months ended September 30, 2019 expanded over the prior year periods, primarily due to the impact of interest rate increases on portfolio loans out-pacing the increase in deposit and borrowing costs and the addition of Trinity’s lower-cost deposit portfolio. Core net interest margin,[1] which excludes incremental accretion on non-core acquired loans, increased two basis points to 3.76% for the first nine months of 2019 from the prior year period, and decreased five basis points to 3.69% for the three months ended September 30, 2019 from the prior year period. The decline in core net interest margin during the third quarter of 2019 over the prior year period was primarily caused by the reduction in short-term rates during the three months ended September 30, 2019. Additionally, the overall mix of interest-earning assets negatively impacted net interest margin due to a larger investment portfolio.

•
Noninterest income for the three and nine months ended September 30, 2019 increased $5.2 million and $7.1 million, respectively, compared to the prior year periods due to contributions from Trinity of approximately $2.4 million and $5.3 million, respectively, primarily related to wealth management and card services revenue. Tax credit income also contributed to the increase in both periods.

•
Noninterest expense for the three and nine months ended September 30, 2019 increased $8.3 million and $38.8 million, respectively, compared to the prior year periods. The increase for the three months ended September 30, 2019 reflects the ongoing operating expenses from the Trinity acquisition, including planned cost savings from the transaction. The increase in the first nine months of 2019 was primarily due to merger-related expenses of $18.0 million and increased operating expenses following the closing of the Trinity acquisition, most notably in employee compensation and benefits.

Balance sheet highlights:

•
Loans – Total loans increased to $5.2 billion at September 30, 2019, increasing $878.0 million when compared to December 31, 2018. The increase is primarily attributable to the acquisition of Trinity along with growth in the commercial and industrial (“C&I”), commercial real estate (“CRE”), and life insurance premium finance categories, partially offset by paydowns outpacing growth in the other categories.

•
Deposits – Total deposits at September 30, 2019 were $5.6 billion, an increase of $1.0 billion, from December 31, 2018. The increase is primarily attributable to the acquisition of Trinity. Core deposits, defined as total deposits excluding time deposits, were $4.8 billion at September 30, 2019, an increase of $900.8 million, or 23% when compared to December 31, 2018. The ratio of noninterest-bearing deposits to total deposits was relatively stable at 23% at September 30, 2019, compared to 24% at December 31, 2018.

•
Asset quality – Nonperforming loans were $15.6 million at September 30, 2019, compared to $16.7 million at December 31, 2018. Nonperforming loans represented 0.30% and 0.38% of total loans at September 30, 2019 and December 31, 2018, respectively.

The provision for loan losses was $1.8 million and $5.0 million for the three and nine months ended September 30, 2019, respectively, compared to $2.3 million and $4.5 million for the prior year periods, respectively. See “Item 1, Note 5 – Portfolio Loans, and Provision and Allowance for Loan Losses” of this Quarterly Report on Form 10-Q for more information.

•	Shareholders’ equity – The Company repurchased 302,756 shares at an average price of $39.03 per share in the third quarter of 2019.
1A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

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

	Three months ended September 30,
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$5,140,946	$68,309	5.27%	$4,196,242	$54,086	5.11%
Tax-exempt portfolio loans (2)	26,364	482	7.25	34,392	483	5.57
Non-core acquired loans - contractual	10,699	402	14.91	21,891	399	7.23
Non-core acquired loans - incremental accretion		2,140	79.36		535	9.70
Total loans	5,178,009	71,333	5.47	4,252,525	55,503	5.18
Taxable debt and equity investments	1,169,753	8,323	2.82	715,846	4,805	2.66
Non-taxable debt and equity investments (2)	143,107	1,287	3.57	39,283	349	3.52
Short-term investments	113,214	572	2.00	64,919	306	1.87
Total securities and short-term investments	1,426,074	10,182	2.83	820,048	5,460	2.64
Total interest-earning assets	6,604,083	81,515	4.90	5,072,573	60,963	4.77
Noninterest-earning assets	618,274			398,931
Total assets	$7,222,357			$5,471,504

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,356,328	$2,048	0.60%	$758,621	$799	0.42%
Money market accounts	1,639,603	6,959	1.68	1,523,822	5,423	1.41
Savings	548,109	232	0.17	208,057	157	0.30
Certificates of deposit	820,943	3,970	1.92	678,214	2,878	1.68
Total interest-bearing deposits	4,364,983	13,209	1.20	3,168,714	9,257	1.16
Subordinated debentures	141,136	1,956	5.50	118,134	1,483	4.98
FHLB advances	378,207	2,203	2.31	311,522	1,729	2.20
Other borrowed funds	193,055	664	1.36	160,151	195	0.48
Total interest-bearing liabilities	5,077,381	18,032	1.41	3,758,521	12,664	1.34
Noninterest bearing liabilities:
Demand deposits	1,232,360			1,086,809
Other liabilities	68,642			39,409
Total liabilities	6,378,383			4,884,739
Shareholders' equity	843,974			586,765
Total liabilities & shareholders' equity	$7,222,357			$5,471,504
Net interest income		$63,483			$48,299
Net interest spread			3.49%			3.43%
Net interest margin			3.81%			3.78%
Core net interest margin (3)			3.69%			3.74%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.3 million and $1.0 million for the three months ended September 30, 2019 and 2018 respectively.

(2)
Non-taxable income is presented on a tax-equivalent basis using a 24.7% tax rate in 2019 and 2018. The tax-equivalent adjustments were $0.4 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial measures.”

	Nine months ended September 30, 2019
	2019			2018
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$4,890,974	$195,628	5.35%	$4,144,319	$154,760	4.99%
Tax-exempt portfolio loans (2)	27,063	1,359	6.71	35,561	1,446	5.44
Non-core acquired loans - contractual	12,598	1,009	10.71	25,705	1,342	6.98
Non-core acquired loans - incremental accretion		4,207	44.66		1,592	8.28
Total loans	4,930,635	202,203	5.48	4,205,585	159,140	5.06
Taxable debt and equity investments	1,041,874	22,030	2.83	705,894	13,426	2.54
Non-taxable debt and equity investments (2)	111,758	3,025	3.62	40,576	1,084	3.57
Short-term investments	108,930	1,722	2.11	63,416	777	1.64
Total securities and short-term investments	1,262,562	26,777	2.84	809,886	15,287	2.52
Total interest-earning assets	6,193,197	228,980	4.94	5,015,471	174,427	4.65
Noninterest-earning assets	556,791			393,933
Total assets	$6,749,988			$5,409,404

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,273,591	$5,972	0.63%	$814,679	$2,422	0.40%
Money market accounts	1,579,702	20,470	1.73	1,470,177	13,221	1.20
Savings	471,024	646	0.18	206,213	429	0.28
Certificates of deposit	783,182	11,060	1.89	638,889	7,115	1.49
Total interest-bearing deposits	4,107,499	38,148	1.24	3,129,958	23,187	0.99
Subordinated debentures	135,512	5,562	5.49	118,123	4,305	4.87
FHLB advances	286,267	5,297	2.47	302,937	4,435	1.96
Other borrowed funds	199,842	1,785	1.19	178,245	561	0.42
Total interest-bearing liabilities	4,729,120	50,792	1.44	3,729,263	32,488	1.16
Noninterest bearing liabilities:
Demand deposits	1,188,758			1,073,903
Other liabilities	58,267			36,323
Total liabilities	5,976,145			4,839,489
Shareholders' equity	773,843			569,915
Total liabilities & shareholders' equity	$6,749,988			$5,409,404
Net interest income		$178,188			$141,939
Net interest spread			3.50%			3.49%
Net interest margin			3.85%			3.78%
Core net interest margin (3)			3.76%			3.74%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $3.4 million and $2.9 million for the nine months ended September 30, 2019 and 2018 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% tax rate in 2019 and 2018. The tax-equivalent adjustments were $1.1 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this section under the caption "Use of Non-GAAP Financial measures."

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2019 compared to 2018
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$12,487	$1,736	$14,223	$29,304	$11,564	$40,868
Tax-exempt loans (3)	(128)	127	(1)	(387)	300	(87)
Non-core acquired loans	(698)	2,306	1,608	(2,135)	4,417	2,282
Taxable debt and equity investments	3,213	305	3,518	6,968	1,636	8,604
Non-taxable debt and equity investments (3)	933	5	938	1,927	14	1,941
Short-term investments	244	22	266	673	272	945
Total interest-earning assets	$16,051	$4,501	$20,552	$36,350	$18,203	$54,553

Interest paid on:
Interest-bearing transaction accounts	$809	$440	$1,249	$1,753	$1,797	$3,550
Money market accounts	436	1,100	1,536	1,048	6,201	7,249
Savings	167	(92)	75	402	(185)	217
Certificates of deposit	650	442	1,092	1,804	2,141	3,945
Subordinated debentures	308	165	473	677	580	1,257
FHLB advances	385	89	474	(255)	1,117	862
Borrowed funds	47	422	469	76	1,148	1,224
Total interest-bearing liabilities	2,802	2,566	5,368	5,505	12,799	18,304
Net interest income	$13,249	$1,935	$15,184	$30,845	$5,404	$36,249
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

Net interest income (on a tax equivalent basis) for the three and nine months ended September 30, 2019 increased 31% and 26%, respectively, over the prior year periods primarily from higher loan and investment volumes. Loan and investment volumes benefited from the Trinity acquisition and organic growth in the loan portfolio. In addition to an increase in interest rates in the current-year periods that positively impacted net interest income, incremental accretion on non-core acquired loans also contributed to the increase. The increase in incremental accretion was due to successful loan workouts on several non-core acquired loans.
The tax-equivalent net interest margin was 3.81% and 3.85% for the three and nine months ended September 30, 2019, respectively, compared to 3.78% in both the prior year periods. The net interest margin benefited from the impact of interest rate increases on the Company's asset sensitive balance sheet and the incremental accretion on non-core acquired loans. While the overall yield on interest-earning assets increased in 2019 over the prior year periods, short-term interest rates at September 30, 2019 have declined from September 30, 2018. An increase in the investment portfolio in 2019 over 2018 has contributed to growth in net interest income, but the shift in earning assets between loans and investments has also reduced the net interest margin. Total investments were 22% of average interest earning assets for the three months ended September 30, 2019, compared to 16% in the prior year period. Partially offsetting the increase from earning assets was the cost of total interest-bearing liabilities that increased seven basis points and 28 basis points for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend existing and attract new core deposit relationships. Deposit pricing adjustments typically lag market movements in interest rates. While short-term interest rates have declined in 2019, the impact of these declines has not yet been reflected in the cost of deposits. The Company has $3.5 billion in money market and interest-bearing deposit accounts which experienced an increase in yield over the past several quarters as interest rates have risen. Within those categories, we have approximately $600 million directly indexed to federal funds. In addition, there are other wholesale and brokered funds that have and will continue to adjust with the federal funds rate and other indices.

The Company manages its balance sheet to defend against pressures on core net interest margin, which could be negatively impacted by continued competition for deposits, current interest rate conditions, and downward movement in short-term rates.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	2019 compared to 2018
	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2019	2018	Increase (decrease)		2019	2018	Increase (decrease)
Service charges on deposit accounts	$3,246	$2,997	$249	8%	$9,547	$8,855	$692	8%
Wealth management revenue	2,661	2,012	649	32%	7,314	6,267	1,047	17%
Card services revenue	2,494	1,760	734	42%	6,745	4,926	1,819	37%
Tax credit income	1,238	192	1,046	545%	1,968	508	1,460	287%
Gain on sale of investment securities	337	—	337	NM	337	9	328	3,644%
Miscellaneous income	3,588	1,449	2,139	148%	8,847	7,080	1,767	25%
Total noninterest income	$13,564	$8,410	$5,154	61%	$34,758	$27,645	$7,113	26%

NM - Not meaningful

Noninterest income increased $5.2 million, or 61%, and $7.1 million, or 26%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Both periods in 2019 benefited from the Trinity acquisition that comprised most of the increases over the prior year periods. Trinity’s noninterest income sources will primarily increase the Company’s wealth management and card services revenue, and other income to a lesser extent. The acquisition of Trinity initially added $406 million of additional assets under management. The Company’s tax credit income has increased in 2019 over 2018 due to stronger activity in the current year.

The Company expects growth in noninterest income of a high single digit percentage for 2019 and 2020 over the previous year’s level, exclusive of the impact of the Trinity acquisition.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	2019 compared to 2018
	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2019	2018	Increase (decrease)		2019	2018	Increase (decrease)
Employee compensation and benefits	$20,845	$16,297	$4,548	28%	$60,884	$49,370	$11,514	23%
Occupancy	3,179	2,394	785	33%	9,004	7,142	1,862	26%
Data processing	2,051	1,634	417	26%	6,415	4,634	1,781	38%
Professional fees	1,064	1,023	41	4%	2,847	2,619	228	9%
Merger related expenses	393	—	393	—%	17,969	—	17,969	—%
Other	10,707	8,574	2,133	25%	30,012	24,519	5,493	22%
Total noninterest expense	$38,239	$29,922	$8,317	28%	$127,131	$88,284	$38,847	44%

Efficiency ratio	49.91%	52.96%	(3.05)%		60.01%	52.25%	7.76%
Core efficiency ratio[1]	51.73%	52.23%	(0.5)%		52.96%	52.86%	0.1%
1A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
Noninterest expense increased $8.3 million, or 28%, and $38.8 million, or 44%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase from the prior year periods were impacted by merger-related expenses of $0.4 million and $18.0 million for the three and nine months ended September 30, 2019, respectively. In addition, increased operating expenses from the Trinity acquisition, most notably in employee compensation and benefits, will be included in the Company’s ongoing expense run-rate. The three-month period ended September 30, 2019 incorporates a majority of the cost-saving measures from the acquisition. The Company expects its noninterest expense to range between $37 million and $39 million in the fourth quarter of 2019.

Efficiency improvements that have resulted in net interest income and noninterest income growth exceeding the growth in noninterest expense, excluding merger expenses, have resulted in continued improvements to the Company’s efficiency ratio.

Income Taxes

The Company’s effective tax rate was 20.4% and 20.1% for the three and nine months ended September 30, 2019, respectively, compared to 7.4% and 13.7% for the same periods in 2018. Reduced excess tax benefits from the vesting of stock-based compensation and nondeductible merger-related expenses in 2019 contributed to the increase in the effective tax rate in 2019. Additionally, tax credit investments and a tax benefit recognized in the third quarter of 2018 upon the finalization of the 2017 tax return benefited the prior year periods.

The Company expects its effective tax rate for the full year of 2019 to be approximately 20%, excluding potential tax planning strategies.

Summary Balance Sheet

The Trinity acquisition added $1.2 billion of assets and $1.1 billion of liabilities to the balance sheet in 2019.

(in thousands)	September 30, 2019	December 31, 2018	Increase (decrease)
Total cash and cash equivalents	$256,502	$196,552	$59,950	31%
Securities	1,308,119	787,048	521,071	66
Loans held for investment	5,228,014	4,350,001	878,013	20
Total assets	7,346,791	5,645,662	1,701,129	30
Deposits	5,624,380	4,587,985	1,036,395	23
Total liabilities	6,500,696	5,041,858	1,458,838	29
Total shareholders’ equity	846,095	603,804	242,291	40

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

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2019	December 31, 2018	Increase (decrease)
Commercial and industrial	$2,303,495	$2,123,167	$180,328	8%
Commercial real estate - investor owned	1,287,020	867,667	419,353	48
Commercial real estate - owner occupied	680,868	614,167	66,701	11
Construction and land development	433,486	334,645	98,841	30
Residential real estate	386,173	305,026	81,147	27
Consumer and other	136,972	105,329	31,643	30
Loans held for investment	$5,228,014	$4,350,001	$878,013	20%

Loans grew $878 million to $5.2 billion at September 30, 2019, when compared to December 31, 2018. The increase is primarily attributable to the acquisition of Trinity along with growth in the C&I, CRE, and life insurance premium finance categories, partially offset by paydowns outpacing growth in the other categories. We expect continued loan growth in 2019 and 2020 to be 6-8% excluding Trinity acquired loans.

The following table illustrates portfolio loan growth with selected specialized lending detail:

(in thousands)	September 30, 2019	December 31, 2018	Increase (decrease)
C&I - general	$1,174,569	$995,491	$179,078	18%
CRE investor owned - general	1,281,332	862,423	418,909	49
CRE owner occupied - general	566,219	496,835	69,384	14
Enterprise value lending[1]	417,521	465,992	(48,471)	(10)
Life insurance premium financing[1]	468,051	417,950	50,101	12
Residential real estate - general	386,174	304,671	81,503	27
Construction and land development - general	403,590	310,832	92,758	30
Tax credits[1]	265,626	262,735	2,891	1
Agriculture[1]	136,249	136,188	61	—
Consumer and other - general	128,683	96,884	31,799	33
Total loans	$5,228,014	$4,350,001	$878,013	20%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or consumer and other loans.

Specialized lending products, especially enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans. These loans are sourced through relationships developed with estate planning firms and private equity funds, and are not bound geographically by our four markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth, coupled with typically fixed-rate CRE lending, supports management’s efforts to maintain a flexible asset sensitive interest rate risk position.

Provision and Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Allowance at beginning of period, for portfolio loans	$42,935	$42,007	$42,295	$38,166
Loans charged off:
Commercial and industrial	(1,295)	(2,405)	(4,528)	(4,093)
Real estate:
Commercial	(22)	(22)	(609)	(22)
Construction and land development	—	—	(45)	—
Residential	(255)	(122)	(348)	(414)
Consumer and other	(86)	(46)	(268)	(128)
Total loans charged off	(1,658)	(2,595)	(5,798)	(4,657)
Recoveries of loans previously charged off:
Commercial and industrial	209	2	270	1,076
Real estate:
Commercial	14	12	81	37
Construction and land development	260	21	758	395
Residential	65	88	553	220
Consumer and other	40	25	270	67
Total recoveries of loans	588	148	1,932	1,795
Net loan charge-offs	(1,070)	(2,447)	(3,866)	(2,862)
Provision for loan losses	1,833	2,332	5,269	6,588
Allowance at end of period, for portfolio loans	$43,698	$41,892	$43,698	$41,892

Allowance at beginning of period, for purchased credit impaired loans	$886	$2,363	$1,181	$4,411
Loans charged off	—	—	—	—
Recoveries of loans	—	—	—	—
Net loan charge-offs	—	—	—	—
Provision reversal for purchased credit impaired loan losses	—	(69)	(238)	(2,064)
Other	(29)	—	(86)	(53)
Allowance at end of period, for purchased credit impaired loans	$857	$2,294	$857	$2,294

Total allowance at end of period	$44,555	$44,186	$44,555	$44,186

Portfolio loans, average	$5,164,409	$4,230,090	$4,916,631	$4,178,900
Total loans, average	5,178,009	4,252,525	4,930,635	4,205,585
Total loans, ending	5,228,014	4,267,430
Net charge-offs to average loans	0.08%	0.23%	0.11%	0.09%
Allowance for loan losses to total loans	0.85%	1.04%	0.85%	1.04%

The provision for loan losses for the three and nine months ended September 30, 2019 was $1.8 million and $5.0 million, respectively, compared to $2.3 million and $4.5 million for same periods in 2018, respectively. The provision is reflective of loan growth and charge-offs in the period.

The allowance for loan losses was 0.85% of loans at September 30, 2019, compared to 1.04% at September 30, 2018. The decrease in the ratio of allowance for loan losses to total loans was primarily due to the acquisition of Trinity loans that were recorded at fair value and did not have a corresponding allowance for loan losses. The Company recorded a credit mark on the Trinity loan portfolio of $24.4 million at acquisition.

Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Non-accrual loans	$15,430	$16,520	$14,935
Loans past due 90 days or more and still accruing interest	60	—	1,289
Restructured loans	79	225	820
Total nonperforming loans	15,569	16,745	17,044
Other real estate	8,498	469	408
Total nonperforming assets	$24,067	$17,214	$17,452

Total assets	$7,346,791	$5,645,662	$5,517,539
Total loans	5,132,391	4,350,001	4,267,430
Total loans plus other real estate	5,236,512	4,350,470	4,267,430
Nonperforming loans to total loans	0.30%	0.38%	0.40%
Nonperforming assets to total assets	0.33	0.30	0.32
Allowance for loan losses to nonperforming loans	286%	260%	259%

Nonperforming loans decreased $1.2 million to $15.6 million at September 30, 2019 from $16.7 million at December 31, 2018. Net charge-offs in 2019, that contributed to the decline in nonperforming loans, are comprised primarily of two loan relationships identified as nonperforming loans at the end of 2018. The charge-off of these loans did not significantly impact the provision for loan losses, as the credits were specifically reserved at the end of 2018.

Other real estate increased in 2019 primarily due to the foreclosure of a $5.4 million commercial property that was a purchased credit impaired loan from our acquisition of Jefferson County Bancshares Inc., along with the addition of 15 properties with the acquisition of Trinity totaling $4.5 million. The foreclosure of the commercial property did not result in a write-down of the asset. These additions were partially offset by other real estate sales of $4.3 million.

Nonperforming loans

Nonperforming loans exclude PCI loans that are accounted for on a pool basis. See Item 1, Note 5 – Loans for more information on these loans.

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Commercial and industrial	$11,433	$12,950	$12,197
Commercial real estate	2,858	1,206	2,058
Construction and land development	—	—	—
Residential real estate	1,267	2,277	2,477
Consumer and other	11	312	312
Total	$15,569	$16,745	$17,044

The following table summarizes the changes in nonperforming loans:

	Nine months ended September 30,
(in thousands)	2019	2018
Nonperforming loans beginning of period	$16,745	$15,687
Additions to nonaccrual loans	14,861	6,966
Additions to restructured loans	—	274
Charge-offs	(5,470)	(4,546)
Other principal reductions	(8,221)	(2,426)
Moved to other real estate	(1,732)	(200)
Moved to performing	(674)	—
Loans past due 90 days or more and still accruing interest	60	1,289
Nonperforming loans end of period	$15,569	$17,044

Other real estate

Other real estate was $8.5 million at September 30, 2019 compared to $0.4 million at September 30, 2018.

The following table summarizes the changes in other real estate:

	Nine months ended September 30,
(in thousands)	2019	2018
Other real estate beginning of period	$469	$498
Additions and expenses capitalized to prepare property for sale	7,964	408
Additions from acquisition	4,512	—
Writedowns in value	(126)	(44)
Sales	(4,321)	(454)
Other real estate end of period	$8,498	$408

Writedowns in fair value are recorded in other noninterest expense based on current market activity shown in the appraisals.

Liabilities

Liabilities totaled $6.5 billion at September 30, 2019, compared to $5.0 billion at December 31, 2018. The increase in liabilities was due to $1.0 billion of growth in total deposits primarily attributable to the acquisition of Trinity and a $391.4 million increase in Federal Home Loan Bank (“FHLB”) advances, partially offset by a decrease of $23.8 million in other borrowings and notes payable. The increase in Federal Home Loan Bank advances supported the increase in the investment portfolio, the reduction in higher-cost other borrowings and the Company’s share repurchase plan.

Deposits

(in thousands)	September 30, 2019	December 31, 2018	Increase (decrease)
Demand deposits	$1,295,450	$1,100,718	$194,732	18%
Interest-bearing transaction accounts	1,307,855	1,037,684	270,171	26%
Money market accounts	1,652,394	1,565,729	86,665	6%
Savings	548,658	199,425	349,233	175%
Certificates of deposit:
Brokered	209,754	198,981	10,773	5%
Other	610,269	485,448	124,821	26%
Total deposits	$5,624,380	$4,587,985	$1,036,395	23%

Non-time deposits / total deposits	85%	85%
Demand deposits / total deposits	23%	24%

Total deposits at September 30, 2019 were $5.6 billion, an increase of 23%, from December 31, 2018. The increase is due to the acquisition of Trinity, partially offset by a decline in interest-bearing deposits. Noninterest bearing deposits as a percentage of total deposits was 23% at September 30, 2019 compared to 24% at December 31, 2018. The deposit portfolio acquired with Trinity had a lower percentage of noninterest-bearing deposit accounts as part of the total deposit base. However, the cost of funds on the Trinity interest-bearing deposit portfolio was relatively lower than the Company’s deposits prior to the acquisition.

Shareholders’ Equity

Shareholders’ equity totaled $846.1 million at September 30, 2019, an increase of $242.3 million from December 31, 2018. Significant activity during the nine months ended September 30, 2019 was as follows:

•	issuance of approximately 4.0 million shares of common stock for the Trinity acquisition reflecting approximately $171.9 million of consideration,

•	net income of $63.6 million,

•	net increase in fair value of securities and cash flow hedges of $28.5 million,

•	dividends paid on common shares of $12.1 million,

•	issuance under equity compensation plans of $1.2 million, and

•	share repurchases of $11.8 million.

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

The Company has a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank allowing for borrowings up to $25 million that matures in February 2020. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of September 30, 2019, there was $1 million outstanding under the Revolving Agreement.

The Company has a five-year term note for $40 million that matures in March 2024. The Company principally used the proceeds from the issuance of the note to fund the cash consideration at the closing of the acquisition of Trinity.

As of September 30, 2019, the Company had $92 million of outstanding subordinated debentures as part of 13 statutory trusts which includes $23 million acquired in the Trinity acquisition. These debentures are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $6 million, along with the Company’s other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2019.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2019, the Bank had borrowing capacity of $532 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1 billion available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $90 million, and $296 million of unsecured credit through the American Financial Exchange.

Investment securities are another important tool in managing the Bank’s liquidity objectives. Securities totaled $1.3 billion at September 30, 2019, and included $416 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $893 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $1.5 billion in unused commitments as of September 30, 2019. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of September 30, 2019, and December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2019.

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	12.53%	12.26%	10.00%	10.50%
Tier 1 capital to risk-weighted assets	11.79	11.38	8.00	8.50
Common equity tier 1 capital to risk-weighted assets	11.79	11.37	6.50	7.00
Leverage ratio (Tier 1 capital to average assets)	10.38	10.52	5.00	4.00
Total risk-based capital	$765,025	$611,197
Tier 1 capital	719,965	567,296
Common equity tier 1 capital	719,908	567,239

The following table summarizes the Company’s various capital ratios at the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	12.72%	13.02%	N/A	10.50%
Tier 1 capital to risk-weighted assets	11.17	11.14	N/A	8.50
Common equity tier 1 capital to risk-weighted assets	9.64	9.79	N/A	7.00
Leverage ratio (Tier 1 capital to average assets)	9.83	10.29	N/A	4.00
Tangible common equity to tangible assets[1]	8.54	8.66	N/A
Total risk-based capital	$779,655	$650,859
Tier 1 capital	684,595	556,958
Common equity tier 1 capital	590,938	489,301

[1] Not a required regulatory capital ratio
The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

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

Core Performance Measures

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net interest income	$63,046	$48,093	$177,104	$141,312
Less: Incremental accretion income	2,140	535	4,207	1,592
Core net interest income	60,906	47,558	172,897	139,720

Total noninterest income	13,564	8,410	34,758	27,645
Less: Gain on sale of investment securities	337	—	337	9
Less: Other income from non-core acquired assets	1,001	7	1,368	1,038
Less: Other non-core income	—	—	266	649
Core noninterest income	12,226	8,403	32,787	25,949

Total core revenue	73,132	55,961	205,684	165,669

Total noninterest expense	38,239	29,922	127,131	88,284
Less: Other expenses related to non-core acquired loans	18	12	224	(203)
Less: Merger related expenses	393	—	17,969	—
Less: Facilities disposal charge	—	—	—	239
Less: Non-recurring excise tax	—	682	—	682
Core noninterest expense	37,828	29,228	108,938	87,566

Core efficiency ratio	51.73%	52.23%	52.96%	52.86%

Net Interest Margin to Core Net Interest Margin (tax equivalent)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net interest income	$63,483	$48,299	$178,187	$141,939
Less: Incremental accretion income	2,140	535	4,207	1,592
Core net interest income, tax equivalent	$61,343	$47,764	$173,980	$140,347

Average earning assets	$6,604,083	$5,072,573	$6,193,197	$5,015,471
Reported net interest margin	3.81%	3.78%	3.85%	3.78%
Core net interest margin	3.69%	3.74%	3.76%	3.74%

Tangible Common Equity Ratio

(in thousands)	September 30, 2019	December 31, 2018
Total shareholders' equity	$846,095	$603,804
Less: Goodwill	211,251	117,345
Less: Intangible assets	27,626	8,553
Tangible common equity	$607,218	$477,906

Total assets	$7,346,791	$5,645,662
Less: Goodwill	211,251	117,345
Less: Intangible assets, net	27,626	8,553
Tangible assets	$7,107,914	$5,519,764

Tangible common equity to tangible assets	8.54%	8.66%

Average Shareholders’ Equity and Average Tangible Common Equity

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Average shareholder’s equity	$843,974	$586,765	$773,843	$569,915
Less: Average goodwill	211,251	117,345	188,231	117,345
Less: Average intangible assets, net	28,392	9,445	24,327	10,074
Average tangible common equity	$604,331	$459,975	$561,285	$442,496

Impact of Merger Related Expenses

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net income - GAAP	$29,069	$22,516	$63,649	$65,688
Merger-related expenses	393	—	17,969	—
Related tax effect	(97)	—	(3,963)	—
Adjusted net income - Non-GAAP	$29,365	$22,516	$77,655	$65,688

Average assets	$7,222.357	$5,471.504	$6,749,988	$5,409,404
ROAA - GAAP net income	1.60%	1.63%	1.26%	1.62%
ROAA - Adjusted net income	1.61	1.63	1.54	1.62

Average shareholder’s equity	$843,974	$586,765	$773,843	$569,915
ROAE - GAAP net income	13.66%	15.22%	11.00%	15.41%
ROAE - Adjusted net income	13.80	15.22	13.42	15.41

Average tangible common equity	$604,331	$459,975	$561,285	$442,496
ROATCE - GAAP net income	19.08%	19.42%	15.16%	19.85%
ROATCE - Adjusted net income	19.28	19.42	18.50	19.85

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

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown in the table below.) The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company’s earnings sensitivity to a plus or minus 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income:

Rate Shock	Annual % change in net interest income
+ 300 bp	6.0%
+ 200 bp	4.1%
+ 100 bp	2.3%
- 100 bp	(3.8)%
- 200 bp	(7.6)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. Generally, positive changes in rates result in higher levels of net interest income, while scenarios based on declining rates, particularly those involving decreases in long-term rates, result in reduced net interest income.

At September 30, 2019, models resulting in a steeper yield curve through a reduction in short-term rates over a 12-month horizon, as well as those based on stable short-term and modestly lower long-term rates, all result in a marginal decrease to net interest income over a one-year forecast.

At September 30, 2019, the Company had $2.5 billion in variable rate loans that are based on LIBOR and $0.4 million that are based on Prime. Approximately 80% of the LIBOR based loans are indexed to one-month LIBOR.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2019. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In connection with its acquisition of Trinity/LANB, the Company, as successor-in-interest to Trinity, is a party to certain consolidated proceedings pending in the First Judicial Circuit Court for the State of New Mexico, styled Trinity Capital Corporation, et al v. Atlantic Specialty Ins. Co., et al. The lawsuit seeks declaratory relief, defense costs, and damages related to claims for bad faith breach of insurance contracts and violations of New Mexico insurance statutes. The insurance coverage at issue in the lawsuit relates to regulatory proceedings commenced by the OCC against LANB and the SEC against Trinity following an OCC bank examination in 2012. At the time, Trinity had in place a director and officer insurance policy that included coverage for the cost of defending against certain regulatory proceedings. Coverage was denied by the insurance company based on an alleged failure to give timely notice of a claim. Former Trinity/LANB officers, William Enloe, Jill Cook and Mark Pierce, also filed suits against the insurance company and Trinity/LANB which have been consolidated in the proceeding. The claims of William Enloe against Trinity/LANB relate to an alleged failure to provide timely notice to the insurance company. The claims of Jill Cook and Mark Pierce relate to indemnification and alleged wrongful termination. The officers’ claims against Trinity/LANB have been stayed pending resolution of the claims against the insurance company. To date, the Company has received notice that all three former Trinity/LANB officers have each individually settled their claims with the insurance company.

In December 2018, the Court granted summary judgment in favor of Trinity/LANB finding that they had delivered timely notice to the insurance company as a matter of law. The insurance company filed a motion to reconsider which was subsequently heard and denied. The Company will next seek to prove up its damages at trial which is anticipated to occur in the first quarter of 2020. The Company also plans to vigorously defend itself against the officers’ claims. Due to the complex nature of this lawsuit, the outcome and timing of ultimate resolution and recovery by the Company is uncertain.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	32,113	39.51	32,113	916,782
August 1, 2019 through August 31, 2019	223,183	38.96	223,183	693,599
September 1, 2019 through September 30, 2019	47,460	39.05	47,460	646,139
Total	302,756	$39.03	302,756	646,139

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Douglas N. Bauche Amended and Restated Executive Employment Agreement

On October 24, 2019, the Company entered into an Amended and Restated Executive Employment Agreement with Douglas N. Bauche. Mr. Bauche is employed as the Chief Credit Officer & St. Louis President of the Company. Under the Amended and Restated Employment Agreement, Mr. Bauche will receive an annual base salary of $293,733 to be reviewed at least annually by the Company, and annual targeted incentives of 35% of the applicable salary for the year under the Company’s long-term and short-term incentive plans. Mr. Bauche will also participate in standard benefits offered to employees generally and under terms of plans pursuant to which benefits are provided.

The foregoing description of the Executive Employment Agreement is qualified in its entirety by reference to the full and complete copy of the Executive Employment Agreement listed as Exhibit 10.1 of this quarterly report.

Nicole M. Iannacone Executive Employment Agreement

On October 24, 2019, the Company entered into an Executive Employment Agreement with Nicole M. Iannacone. Ms. Iannacone is employed as the EVP, Chief Risk Officer and General Counsel of the Company. Under the Employment Agreement, Ms. Iannacone will receive an annual base salary of $253,399 to be reviewed at least annually by the Company, and annual targeted incentives of 35% of the applicable salary for the year under the Company’s long-term and short-term incentive plans. Ms. Iannacone will also participate in standard benefits offered to employees generally and under terms of plans pursuant to which benefits are provided.

The foregoing description of the Executive Employment Agreement is qualified in its entirety by reference to the full and complete copy of the Executive Employment Agreement listed as Exhibit 10.2 of this quarterly report.

Mark G. Ponder Executive Employment Agreement

On October 24, 2019, the Company entered into an Executive Employment Agreement with Mark G. Ponder. Mr. Ponder is employed as the Chief Administrative Officer of the Company. Under the Employment Agreement, Mr. Ponder will receive an annual base salary of $252,840 to be reviewed at least annually by the Company, and annual targeted incentives of 35% of the applicable salary for the year under the Company’s long-term and short-term incentive plans. Mr. Ponder will also participate in standard benefits offered to employees generally and under terms of plans pursuant to which benefits are provided.

The foregoing description of the Executive Employment Agreement is qualified in its entirety by reference to the full and complete copy of the Executive Employment Agreement listed as Exhibit 10.3 of this quarterly report.

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

3.8	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2019 (File No. 001-15373)).

3.9	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on June 12, 2015 (File No. 001-15373)).

*10.1	Amended and Restated Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Douglas N. Bauche (filed herewith).

*10.2	Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Nicole M. Iannacone (filed herewith).

*10.3	Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Mark G. Ponder (filed herewith).

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB    XBRL Taxonomy Extension Label Linkbase Document

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF    XBRL Taxonomy Extension Definitions Linkbase Document

104	The cover page of Enterprise Financial Services Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (contained in Exhibit 101)

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of October 25, 2019.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer