Form 10-K
period 2019-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2020-02-21
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-15373

 ENTERPRISE FINANCIAL SERVICES CORP
(Exact name of registrant as specified in its charter)

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec Avenue, Clayton, MO 63105
Telephone: (314) 725-5500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	EFSC	Nasdaq Global Select Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $1,017,661,000 based on the closing price of the common stock of $41.60 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) as reported by the Nasdaq Global Select Market.
As of February 19, 2020, the Registrant had 26,563,393 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are incorporated by reference into Item 7 of this Annual Report on Form 10-K. Additionally, the information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ENTERPRISE FINANCIAL SERVICES CORP
2019 ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms, Abbreviations and Entities

The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ASC	Accounting Standards Codification	FASB	Financial Accounting Standards Board
ASU	Accounting Standards Update	FDIC	Federal Deposit Insurance Corporation
Bank	Enterprise Bank & Trust	Federal Reserve	Federal Reserve Board
Board	Enterprise Financial Services Corp board of directors	FHLB	Federal Home Loan Bank
BOLI	Bank-Owned Life Insurance	GAAP	Generally Accepted Accounting Principles
C&I	Commercial and Industrial	JCB	Jefferson County Bancshares, Inc.
CCB	Capital Conservation Buffer	LANB	Los Alamos National Bank
CECL	Current Expected Credit Loss	LIBOR	London Interbank Offered Rate
CET1	Common Equity Tier 1 Capital	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CFPB	Consumer Financial Protection Bureau	PCD	Purchased Credit Deteriorated
Company	Enterprise Financial Services Corp and Subsidiaries	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	SBICs	Small Business Investment Companies
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SEC	Securities and Exchange Commission
EFSC	Enterprise Financial Services Corp	Trinity	Trinity Capital Corporation
Enterprise	Enterprise Financial Services Corp and Subsidiaries

PART 1

Forward-Looking Information
Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends, and statements about future performance, operations, products and services. The ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: the ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements.

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

ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we,” “us,” or “our”), a Delaware corporation, is a financial holding company headquartered in Clayton, Missouri incorporated in December 1994. We are the holding company for Enterprise Bank & Trust, a full-service financial institution offering banking and wealth management services to individuals and corporate customers primarily located in Arizona, Kansas, Missouri, and New Mexico. Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri 63105, and our telephone number is (314) 725-5500.

Available Information
Various reports provided to the SEC, including our annual reports, quarterly reports, current reports, proxy statements, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.enterprisebank.com under the “Investor Relations” link. These reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC’s website at www.sec.gov. All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.

Business Strategy
Our stated mission is “Guiding people to a lifetime of financial success.” We have established an accompanying corporate vision, “To be a company where our associates are proud to work, that delivers ease of navigation to our customers and value to our investors, while helping our communities flourish.” These tenets are fundamental to our business strategies and operations.

Our business strategy is to generate shareholder returns by providing comprehensive financial services primarily to privately-held businesses, their owner families, and other success-minded individuals.

The Company offers a broad range of business and personal banking services, including wealth management services. Lending services include C&I, CRE, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. Tax credit brokerage activities consist of the acquisition of Federal and State tax credits and the sale of these tax credits to clients. Enterprise Trust provides financial planning, estate planning, investment management, and trust services to businesses, individuals, institutions, retirement plans, and non-profit organizations.

Key components of our strategy include a focused and relationship-oriented distribution and sales approach, with an emphasis on growing fee income and niche businesses, while maintaining prudent credit and interest rate risk management, appropriate supporting technology, and controlled expense growth.

Building long-term client relationships - Our growth strategy is first and foremost client relationship driven. We continuously seek to add clients who fit our target market of businesses, business owners, professionals, and associated relationships. Those relationships are maintained, cultivated, and expanded over time by trained, experienced banking officers and other professionals. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing or other deposit sources, including advances from the FHLB, and brokered certificates of deposits.

Specialized lending and product niches - We have focused our lending activities in specialty markets where we believe our expertise and experience as a commercial lender provides advantages over other competitors. In addition, we have developed expertise in certain product niches. These specialty niche activities focus on the following areas:

•
Enterprise Value Lending/Senior Debt Financing. We support mid-market company mergers and acquisitions in many domestic markets. We market directly to targeted private equity firms, principally SBICs, and provide primarily senior debt financing to portfolio companies.

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

•
Tax Credit Brokerage. We acquire 10-year streams of Missouri state tax credits from affordable housing development funds and sell the tax credits to clients and other individuals for tax planning purposes. We also have a minority ownership in a partnership that acquires, invests and sells, state low income housing tax credits. We lend the partnership money with 6 - 12 year terms and receive interest income and fee income when projects close and when credits are sold.

•
Agriculture. We engage in lending to agricultural businesses, including farms, for both real estate loans and operational loans principally in Missouri, Illinois, and Kansas. Agriculture loans are secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

•
Enterprise Aircraft Finance. We provide specialized financing and leasing solutions for the acquisition of owner-operator fixed and rotor wing aircraft including aircraft used as a primary business asset as well as short-term floor plans.

Fee income business - We offer a broad range of treasury management products and services that benefit businesses ranging from large national clients to local merchants. Customized solutions and special product bundles are available to clients of all sizes. In response to ever increasing needs for data/information security and functional efficiency, we continue to offer robust cash management systems that employ mobile technology and fraud detection/mitigation services. Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services to facilitate our providing these services. We employ attorneys, certified financial planners, estate planning professionals, and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with our long-term relationship strategy. Our card services include debit cards, credit cards, and merchant services. We also offer international banking, and tax credit businesses that generate fee income.

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

Expense management - We manage expenses carefully through detailed budgeting and expense approval processes and measurement of the “efficiency ratio”. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income).

Acquisitions and Divestitures

On March 8, 2019, the Company closed its acquisition of 100% of Trinity and its wholly-owned subsidiary, LANB. Trinity operated six full-service retail and commercial banking offices in Los Alamos, Santa Fe, and Albuquerque, New Mexico. Trinity shareholders received cash consideration of $1.84 per share of Trinity common stock and 0.1972 shares of EFSC common stock per share of Trinity common stock with cash in lieu of fractional shares. Aggregate consideration at closing was approximately 4.0 million shares of EFSC common stock and $37.3 million cash paid to Trinity shareholders. Based on EFSC’s closing stock price of $43.07 on March 7, 2019, the overall transaction had a value of $209.2 million.

On February 10, 2017, the Company closed its acquisition of JCB. JCB merged with and into the Company, and Eagle Bank and Trust Company of Missouri, JCB’s wholly-owned subsidiary bank, merged with and into the Bank. As part of the acquisition, approximately 3.3 million shares of the Company’s common stock were issued and approximately $29.3 million in cash was paid to JCB shareholders and holders of JCB stock options. Based on EFSC’s closing stock price of $42.95 on February 10, 2017, the overall transaction had a value of $171.0 million.

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by multiple large financial and bank holding companies with substantial capital resources and lending capacity. We face competition not only from other financial holding companies and commercial banks, but also from credit unions, investment managers, insurers, brokerage firms, technology companies, and other providers of financial services and products. Strong competition for deposit and loan products affects the rates of those products, as well as the terms on which they are offered to customers.

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

The Dodd-Frank Act, by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018.

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

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well managed and well-capitalized by the Federal Reserve, and the Bank must continue to be considered well managed and well-capitalized by the FDIC, and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy, and “Bank Subsidiary - Community Reinvestment Act” below for more information on the Community Reinvestment Act.

Stock Repurchase Plans: From time to time the Company may engage in stock repurchases. The Federal Reserve requires that bank and financial holding companies, where certain conditions are triggered, provide prior notice to, consult with, and in certain circumstances seek the approval of, the Federal Reserve or reserve bank staff prior to implementing a stock repurchase plan. In addition to the formal guidance, the Federal Reserve appears to have adopted an informal policy of requiring bank and financial holding companies to seek a safety and soundness “non-objection” from the appropriate regulatory staff prior to implementing a stock repurchase plan, regardless of the financial or capital position of the holding company. In some cases, examiners following this informal policy have required the holding company to produce additional information and materials for review.

Acquisitions: With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is described below.

Change in Bank Control: Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank or financial holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the Company or controls a majority of the board of directors. In certain circumstances, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities of the Company. The regulations provide a procedure for challenging rebuttable presumptions of control.

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

The Bank is subject to extensive federal and state regulatory oversight. The various regulatory authorities regulate or monitor all areas of the banking operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, low-income housing projects, and furniture and fixtures. In connection with their supervision and regulation responsibilities, the Bank is subject to periodic examination by the FDIC and Missouri Division of Finance.

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

The Basel III final rule, effective January 1, 2015, established a new CET1 requirement and increased the minimum tier 1 capital requirement to 6.0%. In addition, all banking organizations must maintain a CCB consisting of CET1 capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. The CCB effectively increases the minimum CET1 capital, tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively, as of January 1, 2019.

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

Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of any such actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

The following table summarizes the prompt corrective action categories:

Prompt Corrective Action Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Common Equity Tier 1 Risk-Based Capital	Tier 1 Leverage Ratio
Well-capitalized	10.0%	8.0%	6.5%	5.0%
Adequately capitalized	8.0%	6.0%	4.5%	4.0%
Undercapitalized	< 8.0%	< 6.0%	< 4.5%	< 4.0%
Significantly undercapitalized	< 6.0%	< 4.0%	< 3.0%	< 3.0%
Critically undercapitalized	Tangible equity / Total assets ≤ 2.0%

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
All of the Bank’s capital ratios were at levels that qualify it to be “well-capitalized” for regulatory purposes as of December 31, 2019.
Consumer Financial Protection Bureau: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the CFPB. Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.
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
UDAP and UDAAP: Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act - the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Moreover, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.
Mortgage Reform: The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. While the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB, the Regulatory Relief Act provided certain presumptions of qualified mortgage status for banks with assets of less than $10 billion, subject to certain documentation and product issues.

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

Community Reinvestment Act: The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC is required to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank has a satisfactory rating under CRA.

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

Commercial Real Estate Lending: The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by CRE lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and non-farm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk, including concentrations in certain types of CRE that may warrant greater supervisory scrutiny: total reported loans for construction, land development, and other land represent 100% or more of the institutions total capital; or total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that become effective in 2020, simplifies and streamlines the compliance requirements for banks that do not have significant trading activities. The Regulatory Relief Act provided an exemption from the above restrictions for banks with less than $10 billion in assets.

Governmental Policies
The operations of the Company and its subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.

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

Employees
As of December 31, 2019, we had approximately 805 full-time equivalent employees. Our employees are not covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

A new accounting standard will require an increase to our allowance for loan losses which may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that became effective for the Company beginning January 1, 2020. This standard, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses in the period when the loans are recorded. This changes the prior method of providing allowances for loan losses that are probable, which will require us to increase our allowance for loan losses and increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses would result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

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
A majority of our loans are to businesses and individuals in the St. Louis, Kansas City, Phoenix, Los Alamos, Albuquerque and Santa Fe metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our clients to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Consequently, a decline in local economic conditions may adversely affect our earnings.

There are material risks involved in commercial lending that could adversely affect our business.
Our business plan calls for continued efforts to increase our assets invested in commercial loans. Our commercial loans include loans that are secured by real estate (commercial property, multi-family residential property, 1-4 family residential property, and construction and land). Commercial loans generally involve a higher degree of credit risk than residential mortgage loans due, in part, to their larger average size and less marketable collateral. In addition, unlike residential mortgage loans, commercial loans generally depend on the cash flow of the borrower’s business to service the debt. Adverse economic conditions or other factors affecting our target markets may have a greater adverse effect on us than on other financial institutions that have a more diversified client base. Increases in non-performing commercial loans could result in operating losses, impaired liquidity and erosion of our capital, and could have a material adverse effect on our financial condition and results of operations. Credit market tightening could adversely affect our commercial borrowers through declines in their business activities and adversely impact their overall liquidity through the diminished availability of other borrowing sources or otherwise.

Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the ARRC of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures. The Company has material contracts that are indexed to LIBOR. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

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

Additionally, Kansas and Arizona have foreclosure laws that may hinder our ability to timely or fully recover on defaulted loans secured by property in their states. Kansas is a judicial foreclosure state, therefore all foreclosures must be processed through the Kansas state courts. Due to this process, it takes approximately one year to foreclose on real estate collateral located in the State of Kansas. Our ability to recover on defaulted loans secured by Kansas property may be delayed and our recovery efforts are lengthened due to this process. Arizona has an anti-deficiency statute with regards to certain types of residential mortgage loans. Our ability to recover on defaulted loans secured by residential mortgages may be limited to the fair value of the real estate securing the loan at the time of foreclosure.

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
We have an aircraft financing platform and an associated portfolio of aircraft loans. These transactions are secured by the aircraft financed by the loans. Aircraft as collateral presents unique risks: it is high-value, but susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions includes insurance covenants and other provisions to protect the lender against risk of loss, there can be no assurance that, in the event of a catastrophic loss, the insurance proceeds would be sufficient to ensure our full recovery of the aircraft loan. Moreover, a relatively small number of non-performing aircraft loans could have a significant negative impact on the value of our portfolio. If we must make additional provisions to increase our allowance for loan losses, we could experience a decrease in net income and possibly a reduction in capital, which could have a material adverse effect on our financial condition and results of operations.

We may be obligated to indemnify certain counterparties in financing transactions we enter into pursuant to the New Markets Tax Credit Program.
We participate in and have previously been an “Allocatee” of the New Markets Tax Credit Program of the U.S. Department of the Treasury Community Development Financial Institutions Fund. Through this program, we provide our allocation to certain projects, which in turn for an equity investment from an Investor in the project generate federal tax credits to those investors. This equity, coupled with any debt or equity from the project sponsor is in turn invested in a certified community development entity for a period of at least seven years. Community development entities must use this capital to make loans to, or other investments in, qualified businesses in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their total equity investment, credited at a rate of five percent in each of the first three years and six percent in each of the final four years. However, after the exhaustion of all cure periods and remedies, the entire credit is subject to recapture if the certified community development entity fails to maintain its certified status, or if substantially all of the equity investment proceeds associated with the tax credits we allocate are no longer continuously invested in a qualified business that meets the New Markets Tax Credit Program criteria, or if the equity investment is redeemed prior to the end of the minimum seven-year term. As part of these financing transactions, we as the parent to Enterprise Financial CDE, LLC (“CDE”), provide customary indemnities to the tax credit investors, which require us to indemnify and hold harmless the investors in the event a credit recapture event occurs, unless the recapture is a result of action or inaction of the investor. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. If this were to occur, the amount we may be required to pay a bank investor could be substantial and could have a material adverse effect on our results of operations and financial condition.

If we fail to comply with requirements of the federal New Markets Tax Credit program, the U.S. Department of the Treasury Community Development Financial Institutions Fund could seek any remedies available under its Allocation Agreement with us, and we could suffer significant reputational harm and be subject to greater scrutiny from banking regulators.
Because we have been designated as an “Allocatee” under the New Markets Tax Credit Program, we are required to provide allocation fund qualifying projects under the New Markets Tax Credit Program, and we are responsible for monitoring those projects, ensuring their ongoing compliance with the requirements of the New Markets Tax Credit Program and satisfying the various recordkeeping and reporting requirements under the New Markets Tax Credit Program. If we default in our obligations under the New Markets Tax Credit Program, the U.S. Department of the Treasury may revoke our participation in any other CDFI Fund programs, reallocate the new market tax credits that were originally allocated to us, and take any other remedial actions that it is empowered to take under the Allocation Agreement they have entered into with us with respect to the New Markets Tax Credit Program, with the full range of such remedies being unknown. If we were to default under the New Markets Tax Credit Program, we could suffer negative publicity in the communities in which we operate, and we could face greater scrutiny from federal and state bank regulators, especially with regard to our compliance with the CRA. These developments could have a material adverse impact on our reputation, business, financial condition, results of operations and liquidity.

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
Liquidity is essential to our business. We are a holding company and depend on our subsidiaries for liquidity needs, including debt coverage requirements. An inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a substantial material adverse effect on our liquidity. Our access to funding sources in amounts that are adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include but are not limited to a decrease in the level of our business activity due to a market downturn, our failure to remain well-capitalized, or adverse regulatory action against us. Our ability to acquire deposits or to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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
Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits, and, in the future, those depositors may not renew their deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or may have to replace them with other deposits or with funds from other sources. Additionally, if the Bank ceases to be categorized as “well-capitalized” for bank regulatory purposes, it would not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin and results of operations.

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

Changes in government regulation and supervision may increase our costs or impact our ability to operate in certain lines of business.
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

We face significant competition.
The financial services industry, including but not limited to, commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, technology companies, insurers, credit unions, and mortgage companies among others. Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources. Also, our ability to compete effectively in our business is dependent on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry, generally. If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

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

We may incur impairments to goodwill.
As of December 31, 2019, we had $210 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Financial deregulation measures may create regulatory uncertainty for the financial sector and increase competition.
The Regulatory Relief Act, signed into law in May 2018, made changes in several keys areas that affect financial institutions. Notwithstanding the partial regulatory easing brought about by the Regulatory Relief Act, most of the provisions of the Dodd-Frank Act remain in effect, such as those concerning Volcker Rule, the U.S. Risk Retention Rules, Basel III capital requirements, the FSOC’s authority, the role, responsibilities and enforcement strategies of the CFPB, capital issues, and implementing regulations promulgated pursuant to the Dodd-Frank Act. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies including the provision of credit to borrowers. Determining the full extent of the impact on us of any such potential financial reform legislation, or whether any such particular proposal will become law, is highly speculative. However, any such changes may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which business is conducted.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
The Dodd-Frank Act, which was enacted in 2010, imposed significant regulatory and compliance changes, and represents a comprehensive overhaul of the financial services industry within the United States. Among other things, key provisions of the Dodd-Frank Act establish the CFPB and require the CFPB and other federal agencies to implement many new rules. While several provisions of the Dodd-Frank Act became effective immediately upon its enactment and others have come into effect over the last few years, many provisions still require regulations to be promulgated by various federal agencies in order to be implemented. Some of these regulations have been proposed by the applicable federal agencies but not yet finalized.

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

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our ability to pay dividends is limited by various statutes and regulations and depends primarily on the Bank’s ability to distribute funds to us and is also limited by various statutes and regulations. The Company depends on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of the Company’s liquidity requirements. Federal and state regulations limit the amount of dividends and the amount of payments that the Bank may make to the Company under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC, or Federal Reserve Board could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event that the Bank was restricted from paying dividends to the Company or making payments under the tax sharing agreement, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. If we are unable or determine not to pay dividends on our outstanding equity securities, the market price of such securities could be materially adversely affected.

There can be no assurance of any future dividends on our common stock.
Holders of our common stock are entitled to receive dividends only when, as and if declared by the Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so.
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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri, 63105. As of December 31, 2019, we had 19 banking locations, and three limited service facilities in the St. Louis metropolitan area, seven banking locations in the Kansas City metropolitan area, two banking locations in the Phoenix metropolitan area, and six banking locations in New Mexico. We own or lease our facilities and believe all of our properties are in good condition to meet our business needs.

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

For more information on our legal proceedings, see “Item 8. Note 14 – Litigation and Other Contingencies” in this report.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock
The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “EFSC.” As of February 19, 2020, the Company had 1,414 registered shareholders of common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividends
The holders of shares of our common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for the purpose of paying dividends. Our Board of Directors approved the Company’s quarterly dividend of $0.18 per common share for the first quarter of 2020, an increase from $0.17 for the prior quarter, payable on March 31, 2020 to shareholders of record as of March 16, 2020. We anticipate continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans
For more information on our equity compensation plans, see “Item 8. Note 16 – Stockholders’ Equity and Compensation Plans” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this report, which are incorporated herein by reference.

Recent Sales of Unregistered Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2019.

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
October 1 - 31, 2019	93,981	$39.46	93,981	552,158
November 1- 30, 2019	—	—	—	552,158
December 1- 31, 2019	—	—	—	552,158
Total	93,981	$39.46	93,981

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

Stock Performance Graph
The following graph* compares the cumulative total shareholder return on the Company’s common stock from December 31, 2014 through December 31, 2019. The graph compares the Company’s common stock with the Nasdaq Composite Index (U.S. companies), and the SNL Bank $5B-$10B Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index at the respective closing price on December 31, 2014 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending December 31,
Index	2014	2015	2016	2017	2018	2019
Enterprise Financial Services Corp	$100.00	$145.29	$223.28	$236.91	$199.36	$259.14
Nasdaq Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank $5B-$10B Index	100.00	113.92	163.20	162.59	147.15	182.34

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for each of the five years presented. This information should be read in connection with our audited consolidated financial statements as of December 31, 2019 and 2018, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” appearing elsewhere in this report. The financial results in the following table have been impacted by the acquisitions of Trinity in 2019 and JCB in 2017.

	At or for the year ended December 31,
($ in thousands, except per share data)	2019	2018	2017	2016	2015
EARNINGS SUMMARY:
Interest income	$305,134	$237,802	$202,539	$149,224	$132,779
Interest expense	66,417	45,897	25,235	13,729	12,369
Net interest income	238,717	191,905	177,304	135,495	120,410
Provision for loan losses	6,372	6,644	10,130	3,605	458
Noninterest income	49,176	38,347	34,394	29,059	20,675
Noninterest expense	165,485	119,031	115,051	86,110	82,226
Income before income tax expense	116,036	104,577	86,517	74,839	58,401
Income tax expense[1]	23,297	15,360	38,327	26,002	19,951
Net income[1]	$92,739	$89,217	$48,190	$48,837	$38,450

PER SHARE DATA:
Basic earnings per common share[1]	$3.56	$3.86	$2.10	$2.44	$1.92
Diluted earnings per common share[1]	3.55	3.83	2.07	2.41	1.89
Cash dividends paid on common shares	0.62	0.47	0.44	0.41	0.26
Dividend payout ratio	17.87%	12.16%	21.27%	16.81%	13.68%
Book value per common share	$32.67	$26.47	$23.76	$19.31	$17.53
Tangible book value per common share[2]	23.76	20.95	18.20	17.69	15.86

BALANCE SHEET DATA:
Ending balances:
Total loans	$5,314,337	$4,350,001	$4,097,050	$3,158,161	$2,825,495
Allowance for loan losses	43,288	43,476	42,577	43,409	43,616
Goodwill	210,344	117,345	117,345	30,334	30,334
Other intangible assets, net	26,076	8,553	11,056	2,151	3,075
Total assets	7,333,791	5,645,662	5,289,225	4,081,328	3,608,483
Deposits	5,771,023	4,587,985	4,156,414	3,233,361	2,784,591
Subordinated debentures and notes	141,258	118,156	118,105	105,540	56,807
FHLB advances	222,406	70,000	172,743	—	110,000
Other borrowings	230,886	221,450	253,674	276,980	270,326
Shareholders' equity	867,185	603,804	548,573	387,098	350,829
Tangible common equity[2]	630,765	477,906	420,172	354,613	317,420

Average balances:
Total loans	$5,018,568	$4,222,359	$3,850,879	$2,978,534	$2,613,656
Earning assets	6,322,075	5,041,395	4,611,670	3,570,186	3,163,339
Total assets	6,894,291	5,436,963	4,980,229	3,796,478	3,381,831
Interest-bearing liabilities	4,809,374	3,736,523	3,396,382	2,634,700	2,344,861
Shareholders' equity	795,477	576,960	532,306	371,587	335,095
Tangible common equity[2]	576,716	449,852	414,458	338,662	301,165

[1]Includes $12.1 million ($0.52 per share) deferred tax asset revaluation charge for 2017 due to U.S. corporate income tax reform.
[2]Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

	At or for the year ended December 31,
	2019	2018	2017	2016	2015
SELECTED RATIOS:
Return on average common equity	11.66%	15.46%	9.05%	13.14%	11.47%
Return on average tangible common equity[2]	16.08	19.83	11.63	14.42	12.77
Return on average assets	1.35	1.64	0.97	1.29	1.14
Efficiency ratio	57.48	51.70	54.35	52.33	58.28
Tax equivalent loan yield	5.38	5.16	4.84	4.66	4.72
Cost of interest-bearing liabilities	1.38	1.23	0.74	0.52	0.53
Net interest spread[1]	3.47	3.50	3.69	3.71	3.72
Net interest margin[1]	3.80	3.82	3.88	3.84	3.86
Nonperforming loans to total loans	0.50	0.38	0.38	0.47	0.32
Nonperforming assets to total assets	0.45	0.30	0.31	0.39	0.48
Net charge-offs to average loans	0.13	0.13	0.26	0.05	0.06
Allowance for loan losses to total loans	0.81	1.00	1.04	1.37	1.54

[1]Tax equivalent basis.
[2]Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three-year period ended December 31, 2019. It should be read in conjunction with the Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1.

Executive Summary
Our Company offers a broad range of business and personal banking services including wealth management services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, and consumer and other loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. Tax-credit brokerage activities consist of the acquisition of Federal and State tax credits and the sale of these tax credits to clients. Enterprise Trust, a division of the Bank, provides financial planning, estate planning, investment management, and trust services to businesses, individuals, institutions, retirement plans, and non-profit organizations. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

The Company closed its acquisition of Trinity and its wholly-owned subsidiary, LANB, on March 8, 2019. Trinity operated six full-service retail and commercial banking offices in Los Alamos, Santa Fe, and Albuquerque, New Mexico. The results of operations of Trinity are included in our consolidated results from this date forward and are excluded from preceding periods. See “Item 8. Note 2 – Acquisitions” for more information.

The following table summarizes the significant components of the transaction as of March 8, 2019:

($ in thousands)
Securities	$428,096
Loans	684,314
Total assets acquired	1,232,539

Deposits	1,081,187
Total liabilities assumed	1,116,377

Consideration paid:
Cash	$37,275
Common stock	171,885
Total consideration paid	$209,160

Financial Performance Highlights
Below are highlights of our financial performance for the years ended December 31, 2019, 2018 and 2017.

($ in thousands, except per share data)	Year ended December 31,
	2019	2018	2017
EARNINGS
Total interest income	$305,134	$237,802	$202,539
Total interest expense	66,417	45,897	25,235
Net interest income	238,717	191,905	177,304
Provision for loan losses	6,372	6,644	10,130
Net interest income after provision for loan losses	232,345	185,261	167,174
Total noninterest income	49,176	38,347	34,394
Total noninterest expense	165,485	119,031	115,051
Income before income tax expense	116,036	104,577	86,517
Income tax expense	23,297	15,360	38,327
Net income	$92,739	$89,217	$48,190

Basic earnings per share	$3.56	$3.86	$2.10
Diluted earnings per share	3.55	3.83	2.07

Return on average assets	1.35%	1.64%	0.97%
Return on average common equity	11.66	15.46	9.05
Return on average tangible common equity[1]	16.08	19.83	11.63
Net interest margin (fully tax equivalent)	3.80	3.82	3.88
Core net interest margin[1]	3.73	3.75	3.72
Efficiency ratio	57.48	51.70	54.35
Core efficiency ratio[1]	52.36	52.04	52.93

	At or for the year ended December 31,
	2019	2018	2017
ASSET QUALITY
Net charge-offs	$6,409	$5,683	$10,163
Nonperforming loans	26,425	16,745	15,687
Classified assets	85,897	70,126	73,239
Nonperforming loans to total loans	0.50%	0.38%	0.38%
Nonperforming assets to total assets	0.45	0.30	0.31
Allowance for loan losses to total loans	0.81	1.00	1.04
Net charge-offs to average loans	0.13	0.13	0.26
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

The Company noted the following trends during 2019:

•
The Company reported net income of $92.7 million, or $3.55 per diluted share for 2019, compared to $89.2 million, or $3.83 per diluted share for 2018. Merger-related expenses from the Trinity acquisition reduced income by $18.0 million pretax ($14.0 million after tax), or $0.53 per diluted share.

•
Net interest income for 2019 totaled $238.7 million, an increase of $46.8 million, or 24%, compared to $191.9 million for 2018. The increase in net interest income was primarily due to the Trinity acquisition and organic growth.

•
Net interest margin decreased two basis points to 3.80% during 2019, compared to 3.82% in 2018. Similarly, core net interest margin[1] decreased two basis points to 3.73% during 2019. The decrease was primarily due to a shift in earning assets and a reduction in interest rates during 2019 that reduced the net interest spread between interest-earning assets and interest-bearing liabilities. While average asset yields increased in 2019, the average rate on liabilities increased at a higher amount. The one-month and three-month LIBOR rates were 1.76% and 1.91% at December 31, 2019, compared to 2.50% and 2.81% at December 31, 2018, respectively.

•	Noninterest income increased $10.8 million, or 28%, to $49.2 million in 2019 compared to $38.3 million in 2018. This improvement was primarily due to the following:

◦	deposit service charges increased $1.1 million, or 9%,

◦	wealth management revenue increased $1.7 million, or 21%,

◦	card services income increased $2.5 million, or 37%,

◦	tax credit income increased $2.6 million, or 91%, and

◦	other income increased $2.7 million, or 31%, due to swap fees, sublease income and BOLI income.

These increases in noninterest income are inclusive of $7.9 million attributed to the acquisition of Trinity.

•
Noninterest expenses totaled $165.5 million for 2019, an increase of $46.5 million, or 39%, compared to 2018. The acquisition of Trinity contributed $24.5 million of the current year increase. In addition, merger-related expenses incurred for the Trinity acquisition were $18.0 million in 2019. The Company’s efficiency ratio was 57.5% in 2019, compared to 51.7% for the prior year. The increase in 2019 was primarily due to the merger-related expenses. The Company’s core efficiency ratio[1] was 52.4% in 2019, compared to 52.0% for the prior year.

•
The Company’s effective tax rate was 20.1% for the year ended December 31, 2019 compared to 14.7% in 2018. The lower rate in 2018 resulted from a non-recurring reduction of income tax expense of $2.7 million from a tax planning election related to the Tax Cuts and Jobs Act.

1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Recent Developments

•
The Company’s Board of Directors approved an increase in the Company’s quarterly cash dividend to $0.18 per common share for the first quarter of 2020, payable on March 31, 2020 to shareholders of record as of March 16, 2020.

2019 Significant Transactions
During 2019, we announced the following significant transactions:

•
On March 8, 2019, the Company announced the completion of its acquisition of Trinity which was merged with and into the Company, and LANB, Trinity’s wholly-owned subsidiary, merged with and into the Bank. Aggregate consideration at closing was 4.0 million shares of Company common stock and $37.3 million cash paid to Trinity shareholders. The overall transaction had a value of $209.2 million.

•
The Company repurchased 396,737 of its common shares at a weighted-average share price of $39.13, pursuant to its publicly announced share repurchase program. The Board of Directors authorized the repurchase plan in May of 2015, which allows the Company to repurchase up to two million common shares, representing approximately 10% of the Company’s then currently outstanding shares. Shares may be bought back in open market or privately negotiated transactions over an indeterminate time period based on market and business conditions. At December 31, 2019, there were 552,158 shares remaining to be purchased under this share repurchase plan.

•	Dividends paid in 2019 of $0.62 per share increased $0.15 per share, or 32%, compared to $0.47 per share in 2018.

2018 Significant Transactions
During 2018, we announced the following significant transactions:

•
On November 1, 2018, the Company entered into a definitive merger agreement to acquire Trinity and its wholly-owned bank subsidiary, LANB, headquartered in Los Alamos, New Mexico. The Company completed its acquisition of Trinity and LANB on March 8, 2019, as discussed above.

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

A detailed discussion comparing 2018 and 2017 results is incorporated herein by reference to the MD&A section of the Company’s 2018 Annual Report on Form 10-K filed on February 22, 2019.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
Non-core acquired loans were those acquired from the FDIC and were previously covered by shared-loss agreements. These loans are accounted for as purchased credit impaired loans. The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Year ended December 31,
	2019			2018			2017
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans[1]	$4,977,274	$261,987	5.26%	$4,164,377	$210,402	5.05%	$3,774,484	$173,824	4.61%
Tax-exempt loans[2]	29,583	1,852	6.26	34,371	1,889	5.50	40,634	2,652	6.53
Non-core acquired loans - contractual	11,711	1,242	10.61	23,611	1,689	7.15	35,761	2,273	6.36
Non-core acquired loans - incremental		4,783	40.85		3,700	15.67		7,718	21.58
Total loans	5,018,568	269,864	5.38	4,222,359	217,680	5.16	3,850,879	186,467	4.84
Taxable investments in debt and equity securities	1,064,913	30,085	2.83	712,227	18,375	2.58	634,195	15,000	2.37
Non-taxable investments in debt and equity securities (2)	131,161	4,668	3.56	40,038	1,426	3.56	47,219	2,078	4.40
Short-term investments	107,433	2,128	1.98	66,771	1,141	1.71	79,377	804	1.01
Total securities and short-term investments	1,303,507	36,881	2.83	819,036	20,942	2.56	760,791	17,882	2.35
Total interest-earning assets	6,322,075	306,745	4.85	5,041,395	238,622	4.73	4,611,670	204,349	4.43

Noninterest-earning assets	572,216			395,568			368,559
Total assets	$6,894,291			$5,436,963			$4,980,229

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,286,641	$7,592	0.59%	$827,155	$3,643	0.44%	$802,993	$2,195	0.27%
Money market accounts	1,608,349	26,267	1.63	1,488,238	19,361	1.30	1,286,796	8,708	0.68
Savings	489,310	841	0.17	206,286	597	0.29	189,516	459	0.24
Certificates of deposit	799,079	15,156	1.90	653,486	10,168	1.56	586,115	5,838	1.00
Total interest-bearing deposits	4,183,379	49,856	1.19	3,175,165	33,769	1.06	2,865,420	17,200	0.60
Subordinated debentures and notes	136,950	7,507	5.48	118,129	5,798	4.91	116,707	5,095	4.37
FHLB advances	287,474	6,668	2.32	271,493	5,556	2.05	192,489	2,356	1.22
Securities sold under agreements to repurchase	169,179	1,246	0.74	170,963	755	0.44	220,807	493	0.22
Other borrowings	32,392	1,140	3.52	773	19	2.46	959	91	9.49
Total interest-bearing liabilities	4,809,374	66,417	1.38	3,736,523	45,897	1.23	3,396,382	25,235	0.74
Noninterest bearing liabilities:
Demand deposits	1,228,832			1,086,863			1,017,660
Other liabilities	60,608			36,617			33,881
Total liabilities	6,098,814			4,860,003			4,447,923
Shareholders' equity	795,477			576,960			532,306
Total liabilities & shareholders' equity	$6,894,291			$5,436,963			$4,980,229
Net interest income		$240,328			$192,725			$179,114
Net interest spread			3.47%			3.50%			3.69%
Net interest margin (tax equivalent)			3.80			3.82			3.88
Core net interest margin[3]			3.73			3.75			3.72
1Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $4.5 million, $4.0 million, and $3.4 million for the years ended December 31, 2019, 2018, and 2017 respectively.

2Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% tax rate in 2019 and 2018, respectively and a 38.0% rate in 2017. The tax-equivalent adjustments were $1.6 million for the year ended December 31, 2019, $0.8 million for the year ended December 31, 2018, and $1.8 million for the year ended December 31, 2017.

3A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2019 compared to 2018			2018 compared to 2017
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Taxable loans	$42,485	$9,100	$51,585	$18,854	$17,724	$36,578
Tax-exempt loans[3]	(282)	245	(37)	(377)	(386)	(763)
Non-core acquired loans	(3,692)	4,328	636	(2,991)	(1,611)	(4,602)
Taxable investments in debt and equity securities	9,825	1,885	11,710	1,942	1,433	3,375
Non-taxable investments in debt and equity securities[3]	3,243	(1)	3,242	(289)	(363)	(652)
Short-term investments	782	205	987	(144)	481	337
Total interest-earning assets	52,361	15,762	68,123	16,995	17,278	34,273

Interest paid on:
Interest-bearing transaction accounts	$2,450	$1,499	$3,949	$68	$1,380	$1,448
Money market accounts	1,659	5,247	6,906	1,546	9,107	10,653
Savings	562	(318)	244	44	94	138
Certificates of deposit	2,515	2,473	4,988	735	3,595	4,330
Subordinated debentures and notes	986	723	1,709	63	640	703
FHLB advances	340	772	1,112	1,213	1,987	3,200
Securities sold under agreements to repurchase	(8)	499	491	(139)	401	262
Other borrowed funds	1,110	11	1,121	(15)	(57)	(72)
Total interest-bearing liabilities	9,614	10,906	20,520	3,515	17,147	20,662
Net interest income	$42,747	$4,856	$47,603	$13,480	$131	$13,611

[1]Change in volume multiplied by yield/rate of prior period.
[2]Change in yield/rate multiplied by volume of prior period.
[3]Nontaxable income is presented on a fully tax equivalent basis using a 24.7% for 2019 and 2018, respectively
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Comparison of 2019 and 2018
Net interest income (on a tax equivalent basis) was $240.3 million for 2019, compared to $192.7 million for 2018, an increase of $47.6 million, or 25%. Total interest income increased $68.1 million and total interest expense increased $20.5 million. The increase in net interest income in 2019 was primarily due to higher loan and investment volumes, which benefited from the Trinity acquisition and organic growth in the loan portfolio. Higher average interest rates in 2019 compared to 2018 also positively impacted net interest income.

The tax-equivalent net interest margin was 3.80% for 2019, compared to 3.82% for 2018. Core net interest margin1 also declined two basis points to 3.73% during 2019. While an increase in the investment portfolio in 2019 over 2018 contributed to growth in net interest income, the shift in earning assets between loans and investments also reduced the net interest margin. Total investments were 21% of average interest earning assets for 2019 compared to 16% in the prior year. Partially offsetting the increase from earning assets was the cost of total interest-bearing liabilities that increased 15 basis points in 2019 compared to the prior year. The increase in the interest rate paid on deposits reflects market interest rate trends, as the Company continues to defend existing and attract new core deposit relationships.

Average interest-earning assets increased $1.3 billion, or 25%, to $6.3 billion for the year ended December 31, 2019. The increase was due to growth in average total loans of $796.2 million, or 19%, primarily due to the Trinity acquisition and organic loan growth. Additionally, average securities and short-term investments increased $484.5 million, or 59%. Due to the growth in the balance sheet, interest income on earning assets increased $52.4 million. Interest income on interest-earnings assets increased by $15.8 million primarily due to higher average interest rates in 2019 compared to 2018.

For the year ended December 31, 2019, average interest-bearing liabilities increased $1.1 billion, or 29%. The increase in average interest-bearing liabilities resulted from $1.0 billion of growth in interest-bearing deposits primarily due to the Trinity acquisition. The growth in deposits and other borrowing sources utilized to fund asset growth increased interest expense for 2019 by $9.6 million. Additionally, for the year ended December 31, 2019, interest expense on interest-bearing liabilities increased $10.9 million due to higher rates from market and competitive conditions.

The Company manages its balance sheet in part to defend against pressures on core net interest margin, which could be negatively impacted by continued competition for deposits, current interest rate conditions, and downward movement in short-term rates.

1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for each of the years in the three-year period ended December 31, 2019:

	Year ended December 31,			Change from
($ in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Service charges on deposit accounts	$12,801	$11,749	$11,043	$1,052	$706
Wealth management revenue	9,932	8,241	8,102	1,691	139
Card services revenue	9,154	6,686	5,433	2,468	1,253
Tax credit income	5,393	2,820	2,581	2,573	239
Gain on sale of securities	243	9	22	234	(13)
Miscellaneous income	11,653	8,842	7,213	2,811	1,629
Total noninterest income	$49,176	$38,347	$34,394	$10,829	$3,953
Noninterest income increased $10.8 million, or 28%, in 2019 compared to 2018. This improvement was primarily due to higher income from card services, wealth management services, and service charges on deposit accounts from the Trinity acquisition along with increases in tax credit income, and other miscellaneous income including swap fees, sublease income and BOLI income.

Noninterest Expense
The following table presents a comparative summary of the components of noninterest expense:

	Year ended December 31,			Change from
($ in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Employee compensation and benefits	$81,295	$66,039	$61,388	$15,256	$4,651
Occupancy	12,465	9,550	9,057	2,915	493
Data processing	8,242	6,321	6,272	1,921	49
Professional fees	3,683	3,134	3,813	549	(679)
Merger related expenses	17,969	1,271	6,462	16,698	(5,191)
Other expenses	41,831	32,716	28,059	9,115	4,657
Total noninterest expense	$165,485	$119,031	$115,051	$46,454	$3,980

Efficiency ratio	57.48%	51.70%	54.35%	5.78%	(2.65)%
Core efficiency ratio[1]	52.36	52.04	52.93	0.32	(0.89)

1 A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense increased $46.5 million, or 39%, in 2019 compared to 2018. Increased operating expenses following the Trinity acquisition and merger-related expenses primarily contributed to the increase.

The Company expects to continue to invest in revenue producing associates and other infrastructure that supports additional growth.

Income Taxes
The Company’s blended federal and state tax rate is approximately 24.7%. Permanent differences between pre-tax income and taxable income along with tax planning initiatives reduced the effective income tax rate in 2019 to 20.1%.

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

•	excess tax benefits on stock awards of $1.6 million.

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total cash and cash equivalents	$167,256	$196,552	$153,323	(14.90)%	28.19%
Securities	1,316,483	787,048	715,131	67.27%	10.06%
Total loans	5,314,337	4,350,001	4,097,050	22.17%	6.17%
Total assets	7,333,791	5,645,662	5,289,225	29.90%	6.74%
Deposits	5,771,023	4,587,985	4,156,414	25.79%	10.38%
Total liabilities	6,466,606	5,041,858	4,740,652	28.26%	6.35%
Total shareholders’ equity	867,185	603,804	548,573	43.62%	10.07%

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

The following table sets forth the composition of the Company’s loan portfolio by type of loans at the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Commercial and industrial	$2,361,157	$2,123,167	$1,921,676	$1,636,238	$1,488,190
Commercial real estate - investor owned	1,299,884	867,667	812,162	552,969	453,336
Commercial real estate - owner occupied	697,437	614,167	565,803	362,011	362,373
Construction and land development	457,273	334,645	308,974	198,907	167,899
Residential real estate	366,261	305,026	352,093	252,552	215,785
Consumer and other	132,325	105,329	136,342	155,484	137,912
Total loans	$5,314,337	$4,350,001	$4,097,050	$3,158,161	$2,825,495

	December 31,
	2019	2018	2017	2016	2015
Commercial and industrial	44.4%	48.8%	46.9%	51.8%	52.7%
Commercial real estate - investor owned	24.5	19.9	19.8	17.4	16.1
Commercial real estate - owner occupied	13.1	14.1	13.8	11.6	12.8
Construction and land development	8.6	7.7	7.5	6.3	5.9
Residential real estate	6.9	7.0	8.6	8.0	7.6
Consumer and other	2.5	2.5	3.4	4.9	4.9
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table illustrates loan growth, including selected specialized lending detail, at December 31, 2019 and 2018:

	December 31,				Trinity Acquired Loans
($ in thousands)	2019	2018	Change	% Change	at 3/31/19
C&I - general	$1,186,667	$995,491	$191,176	19.2%	$65,122
CRE investor owned - general	1,290,258	862,423	427,835	49.6	304,615
CRE owner occupied - general	582,579	496,835	85,744	17.3	91,758
Enterprise value lending[a]	428,896	465,992	(37,096)	(8.0)	—
Life insurance premium financing[a]	472,822	417,950	54,872	13.1	—
Residential real estate - general	366,261	304,671	61,590	20.2	137,487
Construction and land development - general	428,681	310,832	117,849	37.9	70,251
Tax credits[a]	294,210	262,735	31,475	12.0	—
Agriculture	139,873	136,188	3,685	2.7	—
Consumer and other - general	124,090	96,884	27,206	28.1	12,835
Total Loans	$5,314,337	$4,350,001	$964,336	22.2%	$682,068
Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
aSpecialized categories may include a mix of C&I, CRE, Construction and land development, or Consumer and other loans.

As noted in the table above, the acquisition of Trinity added $682 million of loans in 2019.

The following table presents a breakdown of total loans by geographic region at December 31, 2019 and 2018:

($ in thousands)	December 31, 2019	December 31, 2018
St. Louis	$2,462,723	2,312,171
Kansas City	816,507	719,434
Arizona	391,535	353,718
New Mexico	640,249	—
Specialized Lending	1,003,323	964,678
Total	$5,314,337	$4,350,001

C&I loans are made based on the borrower’s ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.

The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. For the period ending December 31, 2019, C&I loans increased $238 million, or 11% from 2018. C&I loan growth also supports our efforts to maintain the Company’s asset sensitive interest rate risk position. Additionally, our specialized products, especially Enterprise value lending, Life insurance premium financing, and Tax credit financing/lending, consist of primarily C&I loans, and have contributed significantly to the Company’s C&I loan growth. These loans are sourced through relationships developed with wealth and estate planning firms and private equity funds and are not bound geographically by our markets. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets.

The commercial and industrial category represents $2.4 billion, or 44%, of portfolio loans. This category includes $828 million in loans secured by general business assets, such as accounts receivable, inventory and equipment. Additionally, $426 million is from the Enterprise value lending portfolio, and $473 million is from the Life insurance premium finance portfolio. Loans secured by general business assets consist of approximately 1,360 relationships with an average outstanding balance of $2 million. The largest loans within this category are a $28 million term loan secured by accounts receivable and inventory and a $24 million term loan secured by the cash surrender value of a life insurance policy.

The Enterprise value lending portfolio comprised 18% of the C&I category as of December 31, 2019. Loans in the manufacturing, and wholesale trade sectors comprise the largest categories within this portfolio. As of December 31, 2019, the average outstanding balance of loan relationships in this category was $5 million. The largest relationships within this category are an $18 million relationship in the securities and investments sector and an $18 million relationship in the fitness and recreational sports centers sector.

Real estate loans place an emphasis on the estimated cash flows from the operation of the property and/or the underlying collateral value.

•
Our commercial real estate loans, including investor-owned and owner-occupied categories, primarily represent multifamily and other commercial property loans on which the primary source of repayment is income from the property. At December 31, 2019, these loans totaled $1.6 billion, or 81% of the category. These loans are principally located within our St. Louis, Kansas City, and Phoenix markets, and they are underwritten based on the cash flow coverage of the property, the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit. Commercial real estate loans also represent owner-occupied C&I loans for which the primary source of repayment is dependent on sources other than the underlying collateral.

•
Construction and land development loans relating primarily to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. $150.0 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function is employed.

•
Residential real estate loans include residential mortgages, which are loans that, due to size or other attributes, do not qualify for conventional home mortgages available-for-sale in the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value at origination.

Consumer and other loans represent loans to individuals, loans to state and political subdivisions, loans to nondepository financial institutions, and loans to purchase or are fully secured by investment securities. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination and thereafter.

The following table presents a breakdown of loan categories at December 31, 2019 and 2018:

	% of portfolio
	December 31, 2019	December 31, 2018
Non-real estate:
Commercial and industrial	44%	49%
Consumer and other	3	2
Total non-real estate	47%	51%

Real estate:
Commercial - investor owned
Retail	7%	6%
Commercial office	8	6
Multi-family housing	2	2
Industrial/ Warehouse	5	3
Other	2	3
Total commercial real estate - investor owned	24%	20%

Commercial - owner occupied
Commercial and industrial	6%	8%
Other	7	6
Total commercial real estate - owner occupied	13%	14%

Construction and land development	9%	8%

Residential
Investor owned	2%	2%
Owner occupied	5	5
Total residential real estate	7%	7%

Total real estate	53%	49%

Total	100%	100%
Within the investor-owned commercial real estate portfolio, the largest loans are commercial and retail office permanent loans. The Company had $410 million of investor-owned permanent loans secured by commercial office properties at December 31, 2019. There are approximately 230 loan relationships with an average outstanding loan balance of $2 million. The largest loans within this category are a $29 million loan secured by an office park in the St. Louis area, a $19 million loan secured by a multi-tenant office building in St. Louis, and a $16 million loan secured by a multi-tenant office condominium complex in Phoenix. The Company had $377 million of investor-owned permanent loans secured by retail properties at December 31, 2019. There are approximately 140 loan relationships in this category with an average outstanding loan balance of $3 million. The largest loans within this category are a $14 million loan secured by a multi-tenant retail center in Kansas City, a $14 million loan secured by a hotel in Illinois, and a $13 million loan secured by a multi-tenant retail center in Phoenix.

Within the owner-occupied commercial real estate portfolio, the largest loans are commercial and industrial loans. The Company had $348 million of owner-occupied loans secured by commercial and industrial properties at December 31, 2019. There are approximately 440 loan relationships in this category with an average outstanding loan balance of $1 million. The largest loans within this category are an $18 million loan secured by a single-tenant office building in the St. Louis region, a $17 million loan secured by a dealership in Kansas, and an $8 million loan secured by a multi-tenant office building in Arizona.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2019, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

The following table presents the maturity distribution of loans at December 31, 2019 categorized by fixed or variable interest rates, net of unearned loan fees:

($ in thousands)	Due in One Year or Less	After One Through Five Years	After Five Years	Total	Percent of Total Loans
Fixed Rate Loans
Commercial and industrial	$85,677	$290,319	$81,795	$457,791	9%
Real estate:
Commercial	178,804	915,895	263,589	1,358,288	26
Construction and land development	54,960	113,146	6,252	174,358	3
Residential	19,502	58,087	54,485	132,074	2
Consumer and other	5,748	13,592	21,646	40,986	1
Total	$344,691	$1,391,039	$427,767	$2,163,497	41%
Variable Rate Loans
Commercial and industrial	$1,842,858	$51,157	$9,351	$1,903,366	36%
Real estate:
Commercial	531,646	105,668	1,719	639,033	12
Construction and land development	276,527	6,388	—	282,915	5
Residential	161,904	60,423	11,860	234,187	4
Consumer and other	86,970	4,369	—	91,339	2
Total	$2,899,905	$228,005	$22,930	$3,150,840	59%
Loans
Commercial and industrial	$1,928,535	$341,476	$91,146	$2,361,157	45%
Real estate:
Commercial	710,450	1,021,563	265,308	1,997,321	38
Construction and land development	331,487	119,534	6,252	457,273	8
Residential	181,406	118,510	66,345	366,261	6
Consumer and other	92,718	17,961	21,646	132,325	3
Total	$3,244,596	$1,619,044	$450,697	$5,314,337	100%

Fixed rate loans comprise 41% of the total loan portfolio at December 31, 2019, and 59% of the Company’s loans are variable-rate loans, most of which are based on the prime rate or LIBOR. In 2019, the Federal Reserve lowered the targeted Fed Funds rate 25 basis points on three separate occasions. These decreases resulted in a Fed Funds Target rate of 1.50% to 1.75% and a prime rate of 4.75% at December 31, 2019. Most loan originations have one to three year maturities. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” of this MD&A section.

Of the $710 million of commercial real estate loans maturing in one year or less, $469 million, or 66%, represent loans secured by non-owner occupied commercial properties.

Provision and Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses by loan category.

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Allowance for portfolio loan losses, at beginning of period	$42,295	$38,166	$37,565	$33,441	$30,185
Charge-offs:
Commercial and industrial	(6,882)	(6,894)	(9,872)	(2,303)	(3,699)
Real estate:
Commercial	(609)	(313)	(207)	(95)	(702)
Construction and land development	(54)	(56)	(254)	—	(350)
Residential	(667)	(546)	(973)	(25)	(1,313)
Consumer and other	(382)	(167)	(201)	(1,912)	(27)
Total charge-offs	(8,594)	(7,976)	(11,507)	(4,335)	(6,091)
Recoveries:
Commercial and industrial	338	1,133	545	674	1,796
Real estate:
Commercial	114	112	235	1,165	1,567
Construction and land development	776	459	101	934	674
Residential	661	508	390	123	337
Consumer and other	295	80	73	12	101
Total recoveries	2,184	2,292	1,344	2,908	4,475
Net charge-offs	(6,410)	(5,684)	(10,163)	(1,427)	(1,616)
Provision for loan losses	6,682	9,813	10,764	5,551	4,872
Allowance for portfolio loan losses, at end of period	$42,567	$42,295	$38,166	$37,565	$33,441

Allowance for PCI loan losses, at beginning of period	$1,181	$4,411	$5,844	$10,175	$15,410
Charge-offs	(150)	(61)	(799)	(2,385)	(821)
Net charge-offs	(150)	(61)	(799)	(2,385)	(821)
Provision reversal for loan losses	(310)	(3,169)	(634)	(1,946)	(4,414)
Allowance for PCI loan losses, at end of period	$721	$1,181	$4,411	$5,844	$10,175

Total allowance for loan losses, at end of period	$43,288	$43,476	$42,577	$43,409	$43,616

Total loans, average	$5,018,568	$4,222,359	$3,850,879	$2,978,534	$2,613,656
Total loans, ending	5,314,337	4,350,001	4,097,050	3,158,161	2,825,495
Net charge-offs to average loans	0.13%	0.13%	0.26%	0.05%	0.06%
Allowance for loan losses to total loans	0.81	1.00	1.04	1.37	1.54

The following table is a summary of the allocation of the allowance for loan losses for the five-year period ended December 31, 2019:

	December 31,
	2019		2018		2017		2016		2015
($ in thousands)	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans
Commercial and industrial	$27,455	44.4%	$29,286	48.8%	$26,706	46.9%	$27,615	51.8%	$22,556	52.7%
Real estate:
Commercial	10,808	37.6	8,924	34.1	8,553	33.6	8,220	29.0	11,682	28.9
Construction and land development	2,611	8.6	2,344	7.7	2,251	7.5	2,127	6.3	2,863	5.9
Residential	1,703	6.9	2,191	7.0	4,217	8.6	4,500	8.0	5,068	7.6
Consumer and other	711	2.5	731	2.4	850	3.4	947	4.9	1,447	4.9
Total allowance	$43,288	100.0%	$43,476	100.0%	$42,577	100.0%	$43,409	100.0%	$43,616	100.0%

The provision for loan losses on portfolio loans for the year ended December 31, 2019 was $6.7 million, compared to $9.8 million, and $10.8 million for the comparable 2018 and 2017 periods, respectively. The provision for loan losses for the years ended December 31, 2019 and 2018 was primarily to provide for reserves and charge-offs incurred on impaired loans, as well as organic loan growth in the portfolio. The allowance on PCI loans is established for expected decreases in cash flows subsequent to acquisition. The provision reversal on PCI loans for the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $3.2 million and $0.6 million, respectively, due to increased expectations of future cash flows.

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

The allowance for loan losses was 0.81% of total loans at December 31, 2019, compared to 1.00%, and 1.04%, at December 31, 2018 and 2017, respectively. The decrease in the ratio of allowance for loan losses to total loans in 2019 compared to 2018 was primarily due to the acquisition of Trinity loans that were recorded at fair value and do not have a material corresponding allowance for loan losses.

See “Critical Accounting Policies” of this MD&A section for more information on the allowance for loan losses methodology.

Nonperforming assets
See “Item 8. Note 1 – Summary of Significant Accounting Policies” for more policy information on impaired loans and other real estate.

The following table presents the categories of nonperforming assets as of the dates indicated:

	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Non-accrual loans	$26,096	$16,520	$14,968	$12,585	$8,797
Loans past due 90 days or more and still accruing interest	250	—	—	—	—
Restructured loans	79	225	719	2,320	303
Total nonperforming loans	26,425	16,745	15,687	14,905	9,100
Other real estate	6,344	469	498	980	8,366
Total nonperforming assets	$32,769	$17,214	$16,185	$15,885	$17,466

Total assets	$7,333,791	$5,645,662	$5,289,225	$4,081,328	$3,608,483
Total loans	5,314,337	4,350,001	4,097,050	3,158,161	2,825,495
Nonperforming loans to total loans	0.50%	0.38%	0.38%	0.47%	0.32%
Nonperforming assets to total assets	0.45	0.30	0.31	0.39	0.48
Allowance for loan losses to nonperforming loans	164	260	271	291	479

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See “Item 8. Note 5 – Loans” for more information on these loans, delinquent loans and relevant risk ratings.

Nonperforming loans based on loan type were as follows:

($ in thousands)	December 31, 2019		Number of loans	December 31, 2018		Number of loans
Commercial and industrial	$22,578	85%	14	$12,950	77%	13
Commercial real estate	2,516	10	7	1,206	7	6
Residential real estate	1,330	5	10	2,277	14	5
Consumer and other	1	—	1	312	2	1
Total	$26,425	100%	32	$16,745	100%	25

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
($ in thousands)	2019	2018
Nonperforming loans, beginning of period	$16,745	$15,687
Additions to nonaccrual loans	32,214	15,911
Additions to restructured loans	—	354
Charge-offs	(8,173)	(7,823)
Principal reductions	(12,205)	(6,164)
Moved to other real estate	(1,732)	(669)
Moved to performing	(674)	(551)
Nonperforming loans, end of period	$26,425	$16,745

Nonperforming loans at December 31, 2019 increased $9.7 million, or 58%, when compared to December 31, 2018. The increase in nonaccrual additions during 2019 was primarily from a $13 million nonaccrual C&I loan in the fourth quarter of 2019. The Company has a specific reserve of approximately 10% on this loan to cover the potential collateral shortfall.

At December 31, 2019, nonperforming loans were comprised of 22 relationships. The largest relationship was the aforementioned $13 million C&I relationship, which was related to the Company’s specialized lending products and represented 49% of nonperforming loans. Of the remaining nonperforming loans, approximately 57% were located in the St. Louis market, 35% were related to the Company’s specialized lending products, 5% were located in the New Mexico market, and the remaining 3% were in the Kansas City and Phoenix markets.

At December 31, 2018, nonperforming loans were comprised of 19 relationships with the largest being a $3 million C&I relationship, which represented 18% of nonperforming loans. Approximately 56% of nonperforming loans were related to the Company’s specialized lending products, 21% was located in the St. Louis market and 22% in the Kansas City market.

Potential problem loans
Potential problem loans are unimpaired loans with a risk rating of 8-Substandard still accruing interest. See “Item 8. Note 5 – Loans” for the definitions of risk ratings. Potential problem loans, which are not included in nonperforming loans, were $56 million, or 1%, of loans outstanding at December 31, 2019, compared to $53 million, or 1%, of loans outstanding at December 31, 2018. For these loans, payment of principal and interest is current and the loans are performing; however, some doubts exist as to the borrower’s ability to continue to comply with repayment terms. Potential problem loans include loans to companies characterized by significant losses or where downward trends in financial performance have been identified, or are in an industry experiencing significant difficulty.

Other real estate
Other real estate at December 31, 2019 and December 31, 2018 was $6.3 million and $0.5 million, respectively.

At December 31, 2019, other real estate was comprised of two commercial properties located in the St. Louis region primarily resulting from a $4.6 million purchased credit impaired loan and nine properties in New Mexico consisting of a mix of commercial, construction, and residential. Included in additions to other real estate in the table below is $3.2 million from the acquisition of Trinity.

The following table summarizes the changes in other real estate:

	Year ended December 31,
($ in thousands)	2019	2018
Other real estate, beginning of period	$469	$498
Additions and expenses capitalized to prepare property for sale	8,148	877
Additions from acquisition	3,225	—
Writedowns in value	(812)	(44)
Sales	(4,686)	(862)
Other real estate, end of period	$6,344	$469

The writedowns in fair value were recorded in loan, legal, and other real estate expense. For the year ended December 31, 2019, the Company realized a net gain of $0.1 million on the sale of other real estate that was recorded in noninterest income.

Investments
At December 31, 2019, our portfolio of investment securities was $1.3 billion, or 18%, of total assets. The portfolio is comprised of both available-for-sale and held-to-maturity securities. The Company added $428.1 million from the Trinity acquisition.

Other investments primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities, and other investments in private equity funds, primarily SBICs.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2019		2018		2017
($ in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$10,046	0.7%	$98,498	12.1%	$99,224	13.4%
Obligations of states and political subdivisions	224,728	16.6	39,316	4.8	48,674	6.6
Agency mortgage-backed securities	948,367	70.0	639,309	78.6	567,233	76.4
U.S. Treasury Bills	10,226	0.8	9,925	1.2	—	—
Corporate debt securities	123,116	9.1	—	—	—	—
FHLB capital stock	15,673	1.2	9,158	1.1	12,924	1.7
Other investments	22,371	1.6	17,496	2.2	13,737	1.9
Total	$1,354,527	100.0%	$813,702	100.0%	$741,792	100.0%

The Company had no debt securities classified as trading at December 31, 2019, 2018, or 2017.

The following table summarizes expected maturity and tax-equivalent yield information on the investment portfolio at December 31, 2019:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$—	—%	$10,046	2.12%	$—	—%	$—	—%	$—	—%	$10,046	2.12%
Obligations of states and political subdivisions	978	4.78	11,250	3.80	20,422	3.28	192,078	3.47	—	—	224,728	3.48
Agency mortgage-backed securities	18,777	2.90	684,176	3.04	239,068	3.13	6,346	3.50	—	—	948,367	3.07
U.S. Treasury Bills	—	—	10,226	2.47	—	—	—	—	—	—	10,226	2.47
Corporate debt securities	—	—	—	—	123,116	3.22	—	—	—	—	123,116	3.22
FHLB capital stock	—	—	—	—	—	—	—	—	15,673	4.92	15,673	4.92
Other investments	—	—	—	—	—	—	—	—	22,371	0.73	22,371	0.73
Total	$19,755	2.99%	$715,698	3.03%	$382,606	3.17%	$198,424	3.47%	$38,044	2.44%	$1,354,527	3.12%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 24.7%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Deposits
The following table shows the breakdown of the Company’s deposits by type for the periods indicated:

	Years ended December 31,			% Increase (decrease)
($ in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Noninterest-bearing deposit accounts	$1,327,348	$1,100,718	$1,123,907	20.6%	(2.1)%
Interest-bearing transaction accounts	1,367,444	1,037,684	915,653	31.8	13.3
Money market accounts	1,713,615	1,565,729	1,342,931	9.4	16.6
Savings accounts	536,169	199,425	195,150	168.9	2.2
Total core deposits	4,944,576	3,903,556	3,577,641

Certificates of deposit:
Brokered	215,758	198,981	115,306	8.4	72.6
Other	610,689	485,448	463,467	25.8	4.7
Total deposits	$5,771,023	$4,587,985	$4,156,414	25.8%	10.4%

Non-Certificates of deposit / Total deposits	86%	85%	86%
Noninterest-bearing deposits / Total deposits	23	24	27

An increase in deposits from 2018 to 2019 occurred in all categories. Core deposits, defined as total deposits excluding certificates of deposits, were $4.9 billion at December 31, 2019, an increase of $1.0 billion, or 27%, from December 31, 2018. The increase in 2019 was largely due to the Trinity acquisition in 2019. The Trinity acquisition in 2019 and the JCB acquisition in 2017 added a stable, low cost consumer deposit base. The Company continues to strengthen and diversify the funding base across all regions and within commercial, consumer, and business categories.

The following table sets forth the maturities of certificates of deposit of $100,000 or more as of December 31, 2019:

($ in thousands)	Total
Three months or less	$88,858
Over three through six months	61,169
Over six through twelve months	159,194
Over twelve months	84,158
Total	$393,379

Shareholders’ equity
Shareholders’ equity totaled $867.2 million at December 31, 2019, an increase of $263.4 million, or 44%, from December 31, 2018.

Significant activity during the year ended December 31, 2019 included the following:

•	issuance of approximately 4.0 million shares of common stock for the Trinity acquisition reflecting approximately $171.9 million of consideration;

•	net income of $92.7 million;

•	net increase in fair value of available-for-sale securities and cash flow hedges of $27.0 million;

•	dividends paid on common stock of $16.6 million; and

•	repurchase of 396,737 shares of common stock at an average price of $39.13, or $15.5 million, pursuant to the Company’s publicly-announced stock repurchase program.

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

Net cash provided by operations for the years ended December 31, 2019 and 2018 was $92 million and $109 million, respectively. Continued profitability of the Company provides liquidity. For the year ended December 31, 2019, net cash used in investing activities was $379 million, compared to net cash used of $332 million in 2018. The investing activities in 2019 primarily represents our normal business activity of making loans and investing in securities. Net cash provided by financing activities was $257 million in 2019, compared to $266 million in 2018. The decrease in cash provided by financing activities was primarily due to a reduction in deposit growth, partially offset by an increase in borrowings.

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

Company liquidity
The Company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The Company’s primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the Company includes the issuance of subordinated debentures and other debt instruments.

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

The Company has a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank allowing for borrowings up to $25 million which is renewed through February 2021. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of December 31, 2019, there was no outstanding balance under the Revolving Agreement.

The Company entered into an unsecured term loan agreement (the “Term Loan”) with another bank allowing for borrowings up to $40 million which matures in 2024. The interest rate on the Term Loan is the one-month LIBOR rate plus 125 basis points. The proceeds were principally used to fund the Company’s acquisition of Trinity. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as specified financial covenants. As of December 31, 2019, the outstanding balance was approximately $34.3 million.

The Bank has historically provided a dividend to supplement the parent company’s liquidity at the discretion of the Bank’s board of directors. The Bank paid dividends of $60 million, $30 million, and $20 million in 2019, 2018, and 2017, respectively. The parent company’s cash balance was $19 million as of December 31, 2019. Management believes the projected level of cash at the holding company will be sufficient to meet all projected cash needs for at least the next year.

As of December 31, 2019, the Company had $92 million of outstanding subordinated debentures with a weighted average rate of 4.75% as part of 13 Trust Preferred Securities Pools. In January 2019, the Company completed five interest rate swap transactions with a total notional amount of $62 millionto hedge its exposure to variability in cash flows on a portion of the Company’s floating-rate debt. The transactions convert the floating 90-day LIBOR rates to a weighted average fixed rate of 2.62% with original terms of five or seven years. The subordinated debentures are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding. Regulations issued by the Federal Reserve under the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain tier 1 capital status.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2019, the Bank could borrow an additional $742 million from the FHLB of Des Moines under blanket loan pledges and has an additional $1.1 billion available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $90 million.

Investment securities are another important tool to the Bank’s liquidity objectives. Securities totaled $1.3 billion at December 31, 2019, and included $485 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $832 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $2 billion in unused commitments as of December 31, 2019. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2019, and December 31, 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well-capitalized” at each of December 31, 2019, 2018, and 2017. Refer to “Item 8. Note 15 – Regulatory Matters” for a summary of our risk-based capital and leverage ratios.

The following table summarizes the Company’s various capital ratios at the dates indicated:

($ in thousands)	December 31,
	2019	2018	2017
Total capital to risk weighted assets	12.90%	13.02%	12.21%
Tier 1 capital to risk weighted assets	11.40%	11.14%	10.29%
Common equity tier 1 capital to risk weighted assets	9.90%	9.79%	8.88%
Leverage ratio (Tier 1 capital to average assets)	10.05%	10.29%	9.72%
Tangible common equity to tangible assets[1]	8.89%	8.66%	8.14%
Total risk-based capital	$804,273	$650,859	$589,047
Tier 1 capital	710,480	556,958	496,045
Common equity tier 1 capital	616,825	489,301	428,397

[1] Not a required regulatory capital ratio

The following table summarizes the Bank’s various capital ratios at the dates indicated:

($ in thousands)	December 31,			Well-Capitalized
	2019	2018	2017	Minimum %
Total capital to risk weighted assets	12.40%	12.26%	11.36%	10.00%
Tier 1 capital to risk weighted assets	11.70%	11.38%	10.46%	8.00%
Tier 1 common equity to risk weighted assets	11.69%	11.37%	10.46%	6.50%
Leverage ratio (Tier 1 capital to average assets)	10.31%	10.52%	9.68%	5.00%
Total risk-based capital	$769,254	$611,197	$546,314
Tier 1 capital	725,461	567,296	503,312
Common equity tier 1 capital	725,406	567,239	503,264

The Company believes the tangible common equity and regulatory capital ratios are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank’s Asset/Liability Management Committee and approved by the Bank’s Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as management believes it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to immediate and sustained parallel rate movements, either upward or downward. The Company does not have any direct market risk from commodity exposures.

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

The following table summarizes the projected impact of interest rate shocks on net interest income at December 31, 2019 (due to the current level of interest rates, the 300-basis point downward shock scenario is not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	6.4%
+ 200 bp	4.4%
+ 100 bp	2.3%
- 100 bp	(3.6)%
- 200 bp	(7.1)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2019, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 8. Note 7 – Derivative Financial Instruments.”

The United Kingdom’s Financial Conduct Authority (“FCA”) announced in 2017 that market participants should not rely on LIBOR after 2021. LIBOR is the most liquid and common interest rate index in the world and is commonly referenced in financial instruments. While the Ice Benchmark Administration Ltd., who administers LIBOR, has said that it intends to continue to produce LIBOR after 2021, there can be no guarantee that it will continue without the FCA compelling or persuading LIBOR panel banks to submit quotes. The Federal Reserve’s Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Funding Rate (“SOFR”) replace LIBOR. However, at this time, the Company has not identified a replacement index for LIBOR.

We have exposure to LIBOR in various financial contracts. Instruments that may be impacted include loans, securities, debt instruments and derivatives, among other financial contracts indexed to LIBOR and that mature after December 31, 2021. We have an internal working group composed of members from legal, credit, finance, operations, risk and audit to monitor developments, develop policies and procedures, assess the impact to the Company, consider relevant options and to determine an appropriate replacement index for affected contracts that expire after the expected discontinuation of LIBOR on December 31, 2021. We are actively working to amend and address impacted contracts to allow for a replacement index. However, amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain limited circumstances. As of December 31, 2019, the Company’s financial contracts indexed to LIBOR included $2.6 billion in loans, $166.3 million in deposits and borrowings, and $811.8 million (notional) in derivatives.

In addition, LIBOR is used in the Company’s analysis of the fair value of tax credits and may be referenced in other financial contracts not included in the discussion above.

The Company has $3.2 billion in variable rate loans as of December 31, 2019. Of these loans, $1.0 billion, or 32.6%, have a floor. $2.6 billion in variable rate loans are indexed to LIBOR, $369 million are indexed to the prime rate, and $222 million are indexed to other rates.

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

The recorded contractual obligations and other commitments, excluding any contractual interest1, at December 31, 2019, were as follows:

		Payments due by Period
($ in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Operating leases	$16,761	$3,054	$5,831	$4,673	$3,203
Certificates of deposit	826,447	636,625	121,815	62,228	5,779
Subordinated debentures and notes	146,500	—	—	—	146,500
FHLB advances	222,300	170,000	52,300	—	—
Notes payable	34,286	5,714	11,429	17,143	—
Solar tax credits	2,866	2,866	—	—	—

(1) Interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

The contractual commitments of off-balance sheet financial instruments at December 31, 2019, were as follows:

`		Payments due by Period
($ in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Commitments to extend credit	$1,469,413	$761,386	$411,868	$80,958	$215,201
Letters of credit	47,969	39,187	8,663	119	—
State tax credits	28,035	13,279	14,756	—	—
Low-income housing tax credits	704	704	—	—	—
SBICs (1)	20,829	4,166	16,663	—	—

(1) Represents the estimated timing of various capital raises for SBICs and other private equity investments.
See “Item 8. Note 18 – Commitments” for narrative disclosure regarding off-balance sheet arrangements.

As of December 31, 2019, we had liabilities associated with uncertain tax positions of $1.1 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

The Company has prepared all of the consolidated financial information in this report in accordance with GAAP. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

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

The second element reflects the application of our loan rating system. Loans are rated and assigned a loss allocation factor for each category based on a loss migration analysis using the Company’s loss experience over the last eight years. The higher the rating assigned to a loan, the greater the loss allocation percentage applied. This element also incorporates an estimate of the loss emergence period, which is an estimate of the time between when a credit event occurs and when the charge-off of a loan occurs. The process is an estimate and is, therefore, imprecise. For example, if our estimate of the loss emergence period would have been increased/decreased by one quarter, it would have resulted in an increase of $2.2 million and a decrease of $3.8 million, respectively, in our allowance at December 31, 2019.

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

Management believes the allowance for loan losses is adequate at December 31, 2019.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company beginning January 1, 2020. This standard, referred to as CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses in the period when the loans are booked. CECL will change the current methodology and will require us to increase our allowance for loan losses and increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

PCI Loans
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

Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. At December 31, 2019, the Company had one reporting unit and one operating segment.

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

In 2019, we performed a qualitative assessment to determine if our goodwill was impaired. At December 31, 2019 the Company’s goodwill balance was $210.3 million compared to $117.3 million at December 31, 2018. The 2019 annual impairment evaluation of goodwill and intangible balances did not identify any impairment.

Impact of Inflation and Changing Prices
Our consolidated financial statements and related data presented in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts (except with respect to securities classified as available-for-sale which are carried at market value) without considering the changes in the relative purchasing power of money over time due to inflation. Substantially all of our assets and liabilities are monetary in nature; as a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same magnitude as the price of goods and services.

Effects of New Accounting Pronouncements
See “Item 8. Note 22 – New Authoritative Accounting Guidance” for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Use of Non-GAAP Financial Measures
The Company’s accounting and reporting policies conform to U.S. GAAP and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as core net interest income, core net interest margin, core efficiency ratio, tangible common equity, and the tangible common equity ratio, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its core net interest income, core net interest margin, core efficiency ratio, tangible common equity, and the tangible common equity ratio, collectively “core performance measures” presented in this Annual Report on Form 10-K, as relevant measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans and related income and expenses, the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude the following:

•	expenses directly related to non-core acquired loans and other assets formerly covered under FDIC loss share agreements, and

•	certain other income and expense items the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis, such as:

◦	merger-related expenses,

◦	facilities charges, and

◦	the gain or loss on sale of investment securities.

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

Reconciliations of Non-GAAP Financial Measures

Core Efficiency Ratio

	For the Years ended
($ in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Net interest income	$238,717	$191,905	$177,304
Less: Incremental accretion income	4,783	3,701	7,718
Core net interest income	233,934	188,204	169,586

Total noninterest income	49,176	38,347	34,394
Less: Other income from non-core acquired assets	1,372	1,048	(6)
Less: Gain on sale of investment securities	243	9	22
Less: Other non-core income	266	675	—
Core noninterest income	47,295	36,615	34,378

Total core revenue	$281,229	$224,819	$203,964

Total noninterest expense	$165,485	$119,031	$115,051
Less: Merger related expenses	17,969	1,271	6,462
Less: Other expenses (credits) related to non-core acquired loans	257	(163)	240
Less: Facilities disposal charge	—	239	389
Less: Other non-core expenses	—	682	—
Core noninterest expense	$147,259	$117,002	$107,960

Core efficiency ratio	52.36%	52.04%	52.93%

Net Interest Margin to Core Net Interest Margin (Fully tax equivalent)

($ in thousands)	For the Years ended December 31,
	2019	2018	2017
Net interest income	$240,328	$192,725	$179,114
Less: Incremental accretion income	4,783	3,701	7,718
Core net interest income	$235,545	$189,024	$171,396

Average earning assets	$6,322,075	$5,041,395	$4,611,670
Reported net interest margin	3.80%	3.82%	3.88%
Core net interest margin	3.73	3.75	3.72

Tangible Common Equity and Tangible Common Equity Ratio

	For the Years ended December 31,
($ in thousands)	2019	2018	2017
Total shareholders' equity	$867,185	$603,804	$548,573
Less: Goodwill	210,344	117,345	117,345
Less: Intangible assets	26,076	8,553	11,056
Tangible common equity	$630,765	$477,906	$420,172

Total assets	$7,333,791	$5,645,662	$5,289,225
Less: Goodwill	210,344	117,345	117,345
Less: Intangible assets	26,076	8,553	11,056
Tangible assets	$7,097,371	$5,519,764	$5,160,824

Tangible common equity to tangible assets	8.89%	8.66%	8.14%

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses-Qualitative Adjustment-Refer to Notes 1 and 5 to the consolidated financial statements
Critical Audit Matter Description
The Company maintains an allowance for loan losses, which is management’s estimate of probable, inherent losses in the outstanding loan portfolio. In determining the allowance for loan losses, three principal elements are considered-specific allocations based upon probable losses; allocations based principally on the Company’s risk-rating formulas; and a qualitative adjustment based on other economic, environmental, and portfolio factors. The qualitative adjustment is based on management’s evaluation of conditions that are not directly reflected in the loss migration analysis and/or specific reserve. The conditions evaluated in connection with the qualitative or environmental adjustment primarily include existing business and economic conditions, concentrations of credit, and other qualitative factors.
Given the significant amount of judgment used by management to develop the qualitative adjustment in the allowance for loan losses, performing audit procedures to evaluate the reasonableness of the qualitative adjustment required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s allowance for loan losses attributable to the qualitative adjustment included the following, among others:

•
We tested the effectiveness of controls over the Company’s determination of the qualitative adjustment in the allowance for loan losses, including management’s review of the relevant factors considered.

•
We evaluated the appropriateness and consistency of the methods and assumptions used by management to develop the qualitative adjustment, including comparing actual losses incurred to management’s historical estimates, evaluating external economic and industry trends, benchmarking against peers, and evaluating the overall composition of the loan portfolios and period-over-period changes in concentration.

•	We tested the accuracy and completeness of quantitative data used by management to develop the qualitative adjustment in the allowance for loan losses.

Acquisition of Trinity Capital Corporation-Valuation of Loans-Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
The Company closed its acquisition of Trinity Capital Corporation (“Trinity”) on March 8, 2019, for a purchase price of $209.2 million. The acquisition of Trinity has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Assets acquired included loans with a total fair value of approximately $684.3 million, which includes fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs, and elimination of the allowance for loan losses recorded by Trinity. Management utilized a third-party specialist to assist in the calculation of the fair value of loans based on a discounted cash flow approach. The fair value adjustments required management to make significant estimates and assumptions, including the probability of default (i.e., credit risk) related to the valuation of acquired loans.
Given that the fair value determination of these loans required management to make significant estimates and assumptions related to the associated credit risk, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination of the credit risk associated with these loans included the following, among others:

•	We tested the design and operating effectiveness of controls over the valuation of the acquired loans, including management’s controls over the determination of credit risk.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) the discounted cash flow valuation methodology and (2) credit risk assumption utilized in the calculations by:

•	Testing the source information underlying the determination of the credit risk assumptions and testing the mathematical accuracy of the calculation.

•	Developing independent estimates and comparing those to the credit risk assumptions selected by management.

Disclosure of ASU No. 2016-13 Adoption-Refer to Note 22 to the consolidated financial statements
Critical Audit Matter Description
On January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses, which introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio upon adoption, rather than the incurred loss model under current accounting principles generally accepted in the United States of America. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio.
In order to estimate the expected credit losses, existing credit loss estimation models were updated and, in certain cases, new models implemented to align with the CECL model. Assumptions used to estimate expected credit losses under the CECL model included the length of the reasonable and supportable forecast period and the qualitative adjustment. The Company disclosed that the impact of adoption on January 1, 2020, will result in an expected increase to its allowances for credit losses by 50%-65%.
Given the estimation of credit losses significantly changes under the CECL model, including the application of new accounting policies, the use of new subjective judgments, and changes made to the loss estimation models, performing audit procedures to evaluate the disclosure of ASU No. 2016-13 adoption involved a high degree of auditor judgment and required significant effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the disclosure of ASU No. 2016-13 included the following, among others:

•
We tested the design and operating effectiveness of management’s controls covering the key assumptions and judgments, CECL estimation models, selection and application of new accounting policies, and disclosure of the impact of adoption discussed in Note 22 to the financial statements.

•	We evaluated the completeness of the Company’s disclosure related to the adoption of ASU No. 2016-13.

•	We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in the adoption of the CECL model.

•
We involved credit specialists, to assist us in evaluating the reasonableness and conceptual soundness of the methodology as applied in the CECL estimation models and the length of the reasonable and supportable forecast period.

•
We evaluated the appropriateness of the methods and assumptions used by management to develop the qualitative adjustment, including comparing actual losses incurred to management’s historical estimates, evaluating external economic and industry trends, and evaluating the overall composition of the loan portfolios and period-over-period changes in concentration.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 21, 2020

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 21, 2020

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2019 and 2018

($ in thousands, except per share data)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$74,769	$91,511
Federal funds sold	3,060	1,714
Interest-earning deposits (including $15,285 and $1,305 pledged as collateral, respectively)	89,427	103,327
Total cash and cash equivalents	167,256	196,552
Interest-earning deposits greater than 90 days	3,730	3,185
Securities available-for-sale	1,135,317	721,369
Securities held-to-maturity	181,166	65,679
Loans held-for-sale	5,570	392
Loans	5,314,337	4,350,001
Less: Allowance for loan losses	43,288	43,476
Total loans, net	5,271,049	4,306,525
Other investments	38,044	26,654
Fixed assets, net	60,013	32,109
Goodwill	210,344	117,345
Intangible assets, net	26,076	8,553
Other assets	235,226	167,299
Total assets	$7,333,791	$5,645,662

Liabilities and Shareholders' equity
Noninterest-bearing deposit accounts	$1,327,348	$1,100,718
Interest-bearing transaction accounts	1,367,444	1,037,684
Money market accounts	1,713,615	1,565,729
Savings accounts	536,169	199,425
Certificates of deposit:
Brokered	215,758	198,981
Other	610,689	485,448
Total deposits	5,771,023	4,587,985
Subordinated debentures and notes	141,258	118,156
FHLB advances	222,406	70,000
Other borrowings	230,886	221,450
Notes payable	34,286	2,000
Other liabilities	66,747	42,267
Total liabilities	6,466,606	5,041,858

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 28,067,087 and 23,938,994 shares issued, respectively	281	239
Treasury stock, at cost; 1,523,842 and 1,127,105 shares, respectively	(58,181)	(42,655)
Additional paid in capital	526,599	350,936
Retained earnings	380,737	304,566
Accumulated other comprehensive income (loss)	17,749	(9,282)
Total shareholders' equity	867,185	603,804
Total liabilities and shareholders' equity	$7,333,791	$5,645,662

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2019, 2018, and 2017

	Year ended December 31,
($ in thousands, except per share data)	2019	2018	2017
Interest income:
Interest and fees on loans	$269,406	$217,212	$185,452
Interest on debt securities:
Taxable	29,030	17,469	14,551
Nontaxable	3,515	1,074	1,283
Interest on interest-earning deposits	2,128	1,141	804
Dividends on equity securities	1,055	906	449
Total interest income	305,134	237,802	202,539
Interest expense:
Interest-bearing transaction accounts	7,592	3,643	2,195
Money market accounts	26,267	19,361	8,708
Savings accounts	841	597	459
Certificates of deposit	15,156	10,168	5,838
Subordinated debentures and notes	7,507	5,798	5,095
FHLB advances	6,668	5,556	2,356
Notes payable and other borrowings	2,386	774	584
Total interest expense	66,417	45,897	25,235
Net interest income	238,717	191,905	177,304
Provision for loan losses	6,372	6,644	10,130
Net interest income after provision for loan losses	232,345	185,261	167,174
Noninterest income:
Service charges on deposit accounts	12,801	11,749	11,043
Wealth management revenue	9,932	8,241	8,102
Card services revenue	9,154	6,686	5,433
Tax credit income	5,393	2,820	2,581
Gain on sale of investment securities	243	9	22
Miscellaneous income	11,653	8,842	7,213
Total noninterest income	49,176	38,347	34,394
Noninterest expense:
Employee compensation and benefits	81,295	66,039	61,388
Occupancy	12,465	9,550	9,057
Data processing	8,242	6,321	6,272
Professional fees	3,683	3,134	3,813
Merger-related expenses	17,969	1,271	6,462
Other	41,831	32,716	28,059
Total noninterest expense	165,485	119,031	115,051

Income before income tax expense	116,036	104,577	86,517
Income tax expense	23,297	15,360	38,327
Net income	$92,739	$89,217	$48,190

Earnings per common share
Basic	$3.56	$3.86	$2.10
Diluted	3.55	3.83	2.07

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2019, 2018, and 2017

	Year ended December 31,
($ in thousands)	2019	2018	2017
Net income	$92,739	$89,217	$48,190
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale debt securities, net of tax effect of $9,575, $(1,518), and $(1,272), respectively	29,189	(4,626)	(2,076)
Reclassification adjustment for realized (gain) loss on the sale of available-for-sale debt securities, net of tax effect of $(12), $2, and $9, respectively	37	(7)	(13)
Reclassification of (gain) loss on held-to-maturity securities, net of tax effect of $(11), $1, and $7, respectively	(33)	3	12
Change in unrealized loss on cash flow hedges arising during the period, net of tax effect of $742	(2,262)	—	—
Reclassification of loss on cash flow hedges, net of tax effect of $(33)	100	—	—
Other comprehensive income (loss), net	27,031	(4,630)	(2,077)
Total comprehensive income	$119,770	$84,587	$46,113

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2019, 2018, and 2017

($ in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance December 31, 2016	$203	$(6,632)	$213,078	$182,190	$(1,741)	$387,098
Net income	$—	$—	$—	$48,190	$—	$48,190
Other comprehensive loss, net	—	—	—	—	(2,077)	(2,077)
Cash dividends paid on common shares, $0.44 per share	—	—	—	(10,249)	—	(10,249)
Repurchase of common shares, 429,955 shares	—	(16,636)	—	—	—	(16,636)
Issuance under equity compensation plans, 174,895 shares, net	2	—	(2,911)	—	—	(2,909)
Shares issued in connection with acquisition of Jefferson County Bancshares, Inc., 3,299,865 shares, net	33	—	141,696	—	—	141,729
Share-based compensation	—	—	3,427	—	—	3,427
Reclassification for the adoption of share-based payment guidance	—	—	(5,229)	5,229	—	—
Balance December 31, 2017	$238	$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	$—	$—	$—	$89,217	$—	$89,217
Other comprehensive loss, net	—	—	—	—	(4,630)	(4,630)
Cash dividends paid on common shares, $0.47 per share	—	—	—	(10,845)	—	(10,845)
Repurchase of common shares, 435,435 shares	—	(19,387)	—	—	—	(19,387)
Issuance under equity compensation plans, 157,882 shares, net	1	—	(2,577)	—	—	(2,576)
Share-based compensation	—	—	3,452	—	—	3,452
Reclassification adjustments for change in accounting policies	—	—	—	834	(834)	—
Balance December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	$—	$—	$—	$92,739	$—	$92,739
Other comprehensive income, net	—	—	—	—	27,031	27,031
Cash dividends paid on common shares, $0.62 per share	—	—	—	(16,568)	—	(16,568)
Repurchase of common shares, 396,737 shares	—	(15,526)	—	—	—	(15,526)
Issuance under equity compensation plans, 137,271 shares, net	2	—	(214)	—	—	(212)
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares, net	40	—	171,845	—	—	171,885
Share-based compensation	—	—	4,032	—	—	4,032
Balance December 31, 2019	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2019, 2018, and 2017

	Year ended December 31,
($ in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$92,739	$89,217	$48,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,719	3,532	3,281
Provision for loan losses	6,372	6,644	10,130
Deferred income taxes	5,800	3,307	21,105
Net amortization of debt securities	2,973	1,691	2,415
Amortization of intangible assets	5,543	2,503	2,609
Mortgage loans originated-for-sale	(81,941)	(36,229)	(138,949)
Proceeds from mortgage loans sold	77,302	39,310	145,836
Loss (gain) on:
Sale of investment securities	49	(9)	(22)
Valuation adjustments and sale of other real estate	(113)	(13)	(93)
Sale of state tax credits	(2,549)	(2,820)	(2,581)
Share-based compensation	4,032	3,452	3,427
Net accretion of loan discount	(10,494)	(1,700)	(5,609)
Changes in other assets and liabilities, net	(12,975)	(77)	(43,948)
Net cash provided by operating activities	92,457	108,808	45,791
Cash flows from investing activities:
Proceeds from acquisition (acquisition price paid), net	(23,377)	—	4,456
Net increase in loans	(284,235)	(257,872)	(270,090)
Proceeds received from:
Sale of debt securities, available-for-sale	357,976	1,451	144,076
Paydown or maturity of debt securities, available-for-sale	146,132	84,189	143,949
Paydown or maturity of debt securities, held-to-maturity	7,447	6,397	6,510
Redemption of other investments	61,917	50,274	43,207
Sale of state tax credits held for sale	14,689	14,718	15,314
Sale of other real estate	4,798	875	2,779
Settlement of bank-owned life insurance policies	—	1,256	—
Payments for the purchase of:
Available for sale debt securities	(577,211)	(172,026)	(325,393)
Other investments	(68,963)	(51,828)	(56,412)
State tax credits held for sale	(11,356)	(6,017)	(18,294)
Fixed assets	(6,337)	(3,035)	(2,546)
Net cash used in investing activities	(378,520)	(331,618)	(312,444)

	Year ended December 31,
($ in thousands)	2019	2018	2017
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	57,551	(23,189)	96,681
Net increase in interest-bearing deposit accounts	44,300	454,760	61,204
Proceeds (repayments) from short-term FHLB advances, net	95,500	(102,500)	172,500
Proceeds from long-term FHLB advances	50,000	—	—
Proceeds from notes payable	41,000	2,000	10,000
Repayments of notes payable	(8,714)	—	(10,000)
Net increase (decrease) in other borrowings	9,436	(32,224)	(79,417)
Cash dividends paid on common stock	(16,568)	(10,845)	(10,249)
Repurchase of common stock	(15,526)	(19,387)	(16,636)
Payments for the issuance of equity instruments, net	(212)	(2,576)	(2,909)
Net cash provided by financing activities	256,767	266,039	221,174
Net (decrease) increase in cash and cash equivalents	(29,296)	43,229	(45,479)
Cash and cash equivalents, beginning of period	196,552	153,323	198,802
Cash and cash equivalents, end of period	$167,256	$196,552	$153,323
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$65,667	$45,650	$24,610
Income taxes	13,582	10,136	12,449
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$8,148	$876	$564
Sales of other real estate financed	621	—	—
Transfer of securities from available-for-sale to held-to-maturity	116,303	—	—
Right-of-use assets obtained in exchange for lease obligations	5,208	—	—
Common shares issued in connection with acquisitions	171,885	—	141,729

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below.

Business and Consolidation
Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in the Arizona, Kansas, Missouri, and New Mexico markets through its banking subsidiary, Enterprise Bank & Trust. All intercompany accounts and transactions have been eliminated.

The Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. The Company has one operating segment.

Use of Estimates
The consolidated financial statements of the Company have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days of the balance sheet date to be cash and cash equivalents. At December 31, 2019 and 2018, approximately $9.7 million, and $15.1 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve requirements.

Recently Adopted Accounting Pronouncements
During the first quarter of 2019, the Company adopted the FASB ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period of certain callable debt securities held at a premium to the earliest call date. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

The Company adopted the FASB ASU 2016-02 “Leases (Topic 842)” using the optional transition method effective on January 1, 2019. ASU 2016-02 requires organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by leases. The Company recorded $15.5 million for right-to-use assets and $16.2 million for lease liabilities related to operating leases. The Company elected the practical expedients package which eliminates (1) the need to reassess whether any expired or existing contracts are or contain a lease, (2) the need to reassess the lease classification, and (3) the need to reassess initial direct costs for any existing leases. The Company also elected an accounting policy to not recognize assets and liabilities on leases 12 months or less, and an accounting policy for equipment and real estate leases to not separate nonlease components because the impact was immaterial.

Investments
The Company has classified all investments in debt securities as available-for-sale or held-to-maturity.

Securities classified as available-for-sale are carried at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity until realized. All previous fair value adjustments included in the separate component of shareholders’ equity are reversed upon sale.

Securities classified as held-to-maturity are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts.

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

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor does the Company have any capitalized mortgage servicing rights at December 31, 2019 or 2018. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s Consolidated Statements of Operations.

Loans
Loans are reported at the principal balance outstanding, net of unearned fees, costs, and premiums or discounts on acquired loans. Loan origination fees, direct origination costs, and premiums or discounts resulting from acquired loans are deferred and recognized over the lives of the related loans as a yield adjustment using the interest method.

Interest on loans is accrued to income based on the principal balance outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower’s credit has occurred which, in management’s judgment, negatively impacts the collectibility of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectible and subsequent interest payments received are generally applied to principal if any doubt exists as to the collectibility of such principal. Loans that have not been restructured are returned to accrual status when management believes full collectibility of principal and interest is expected. Non-accrual loans that have been restructured will remain in a non-accrual status until the borrower has made at least six months of consecutive contractual payments.

PCI Loans
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

Impaired Loans
Loans are considered “impaired” when it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. Non-accrual loans, loans past due greater than 90 days and still accruing, unless adequately secured and in the process of collection, and restructured loans qualify as “impaired loans.” Restructured loans involve the granting of a concession on the terms of a loan to a borrower experiencing financial difficulty. Concessions may be granted in various forms, including changes in payment schedule or interest rate.

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

Loans are generally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed. Income is recorded only to the extent that a determination has been made that the principal balance of the loan is collectible and the interest payments are subsequently received in cash, or for a restructured loan, the borrower has made six consecutive contractual payments. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value covers principal and accrued interest) and in the process of collection.

Loan Charge-Offs
Loans are charged-off when the primary and secondary sources of repayment (cash flow, collateral, guarantors, etc.) are less than their carrying value.

Allowance for Loan Losses
The allowance for loan losses is increased by a provision for loan losses charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and probable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that the Company make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

State Tax Credits
The Company has purchased the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to its clients and others. State tax credits are accounted for at cost. The Company is also a minority partner in a joint venture, accounted for as an equity method investment, that purchases state income tax credits for resale to customers. Income from both the sale of state tax credits and earnings from the joint venture are reported as tax credit income in the Consolidated Statements of Operations.

Cash Surrender Value of Life Insurance
The Company has purchased bank-owned life insurance policies on certain bank officers. Bank-owned life insurance is recorded at its cash surrender value. Changes in the cash surrender values, including death benefits in excess of the carrying amount, are included in noninterest income.

Federal Home Loan Bank Stock
The Bank, as a member of the FHLB, is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB, and is, therefore, carried at cost and periodically evaluated for impairment. The Company records FHLB dividends in interest income.

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset’s carrying amount. The Company’s annual test for impairment was performed in the fourth quarter of December 31, 2019. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We evaluate the need for deferred tax asset valuation allowances based on a more-likely-than-not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient positive taxable income within the carryback or carryforward periods provided for in the laws for each applicable taxing jurisdiction. We consider the following possible sources of taxable income: future reversal patterns of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, taxable income in prior carryback years and the availability of qualified tax planning strategies. The assessment regarding whether a valuation allowance is required or should be adjusted depends on all available positive and negative factors including, but not limited to, nature, frequency, and severity of recent losses, duration of available carryforward periods, experience with tax attributes expiring unused and near and medium term financial outlook. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.
Stock-Based Compensation
Stock-based compensation is recognized as an expense for stock options, restricted stock awards, performance stock units, and restricted stock units granted to employees, directors, and advisors in return for service. Equity classified awards are measured at the grant date fair value using either an observable market value or a valuation methodology, and recognized over the requisite service period on a straight-line basis. Forfeitures are recorded as they occur. A description of the Company’s stock-based employee compensation plan is described in “Note 16 - Stockholders’ Equity and Compensation Plans.”

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

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes an estimate of the acquisition-date fair value as part of the cost of the combination. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition.  Merger-related expenses include costs directly related to merger or acquisition activity and include legal and professional fees, system consolidation and conversion costs, and compensation costs such as severance and retention incentives for employees impacted by acquisition activity. The Company accounts for merger-related expenses in the periods in which the costs are incurred and the services are received.

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

Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income or shareholders’ equity.

NOTE 2 - ACQUISITIONS & DIVESTITURES

Acquisition of Trinity Capital Corporation.

On March 8, 2019, the Company closed its acquisition of 100% of Trinity and its wholly-owned subsidiary, LANB. Trinity operated six full-service retail and commercial banking offices in Los Alamos, Santa Fe, and Albuquerque, New Mexico.

Trinity shareholders received cash consideration of $1.84 per share of Trinity common stock and 0.1972 shares of EFSC common stock per share of Trinity common stock with cash in lieu of fractional shares. Aggregate consideration at closing was approximately 4.0 million shares of EFSC common stock and $37.3 million cash paid to Trinity shareholders. Based on EFSC’s closing stock price of $43.07 on March 7, 2019, the overall transaction had a value of $209.2 million. The Company recognized $18.0 million and $1.3 million of merger-related costs recorded in noninterest expense in the statement of operations for the years ended December 31, 2019 and 2018, respectively.

The acquisition of Trinity has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill of $93.0 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Trinity into Enterprise. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table presents the assets acquired and liabilities assumed of Trinity as of March 8, 2019. Additional adjustments may be recorded during the measurement period specified in ASC 805, Business Combinations, as additional information becomes known.

($ in thousands)	As Recorded by Trinity	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$13,899	$—		$13,899
Interest-earning deposits greater than 90 days	100	—		100
Securities	428,715	(619)	(a)	428,096
Loans	705,057	(20,743)	(b)	684,314
Other real estate	5,284	(2,059)	(c)	3,225
Other investments	6,673	—		6,673
Fixed assets	27,586	(300)	(d)	27,286
Accrued interest receivable	3,997	—		3,997
Intangible assets	—	23,066	(e)	23,066
Deferred tax assets	10,708	(2,386)	(f)	8,322
Other assets	35,045	(1,484)	(g)	33,561
Total assets acquired	$1,237,064	$(4,525)		$1,232,539

Liabilities assumed:
Deposits	$1,081,151	$36	(h)	$1,081,187
Subordinated debentures	26,806	(3,972)	(i)	22,834
FHLB advances	6,800	171	(j)	6,971
Accrued interest payable	370	—		370
Other liabilities	5,842	(827)	(k)	5,015
Total liabilities assumed	$1,120,969	$(4,592)		$1,116,377

Net assets acquired	$116,095	$67		$116,162

Consideration paid:
Cash				$37,275
Common stock				171,885
Total consideration paid				$209,160

Goodwill				$92,998
(a)Fair value adjustments of the securities portfolio.

(b)	Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs and elimination of the allowance for loan losses recorded by Trinity.

(c)	Fair value adjustment based on the Company’s evaluation of the acquired other real estate portfolio.

(d)	Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(e)	Record the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum of years digits method over a useful life of 10 years.

(f)	Adjustment for deferred taxes.

(g)	Fair value adjustment of other assets.

(h)	Fair value adjustment to time deposits.

(i)	Fair value adjustment to the trust preferred securities.

(j)	Fair value adjustment to the FHLB borrowings.

(k)	Fair value adjustment of other liabilities.

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2019 and 2018, as if the acquisition had occurred on January 1, 2018. The pro forma results combine the historical results of Trinity with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including loan discount accretion, intangible assets amortization, and deposit and trust preferred securities premium accretion, net of taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition-related expenses that have been incurred as of December 31, 2019 are included in net income in the table below.

	Pro Forma
	Twelve months ended December 31,
($ in thousands, except per share data)	2019	2018
Total revenues (net interest income plus noninterest income)	$296,677	$286,076
Net income	107,626	85,579
Diluted earnings per common share	4.11	3.14

Acquisition of Jefferson County Bancshares, Inc.

On February 10, 2017, the Company closed its acquisition of 100% of JCB and its wholly-owned subsidiary, Eagle Bank and Trust Company of Missouri. JCB operated 13 full service retail and commercial banking offices in the metropolitan St. Louis area and one in Perry County, Missouri.

JCB shareholders received, based on their election, cash consideration in an amount of $85.39 per share of JCB common stock or 2.75 shares of EFSC common stock per share of JCB common stock, subject to allocation and proration procedures. Aggregate consideration at closing was 3.3 million shares of EFSC common stock and $29.3 million cash paid to JCB shareholders and holders of JCB stock options. Based on EFSC’s closing stock price of $42.95 on February 10, 2017, the overall transaction had a value of $171.0 million, including JCB’s common stock and stock options. The Company also recognized $6.5 million of merger-related costs that were recorded in noninterest expense in the statement of operations for the year ended December 31, 2017.

NOTE 3 - EARNINGS PER SHARE

The following table presents a summary of earnings per common share data and amounts for the periods indicated.

	Year ended December 31,
($ in thousands, except per share data)	2019	2018	2017
Net income as reported	$92,739	$89,217	$48,190

Weighted average common shares outstanding	26,045	23,100	22,953
Additional dilutive common stock equivalents	114	189	296
Weighted average diluted common shares outstanding	26,159	23,289	23,249

Basic earnings per common share:	$3.56	$3.86	$2.10
Diluted earnings per common share:	$3.55	$3.83	$2.07

For 2019, common stock equivalents of approximately 21,000 were excluded from the earnings per share calculation because their effect would have been anti-dilutive. For 2018 and 2017, the amounts were immaterial.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity:

	December 31, 2019
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,954	$92	$—	$10,046
Obligations of states and political subdivisions	207,269	6,118	(363)	213,024
Agency mortgage-backed securities	888,129	15,083	(1,191)	902,021
U.S. Treasury Bills	9,971	255	—	10,226
Total securities available-for-sale	$1,115,323	$21,548	$(1,554)	$1,135,317

Held-to-maturity securities:
Obligations of states and political subdivisions	$11,704	$170	$—	$11,874
Agency mortgage-backed securities	46,346	675	—	47,021
Corporate debt securities	123,116	128	(200)	123,044
Total securities held-to-maturity	$181,166	$973	$(200)	$181,939

	December 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,926	$—	$(1,428)	$98,498
Obligations of states and political subdivisions	26,566	327	(83)	26,810
Agency mortgage-backed securities	596,825	1,160	(11,849)	586,136
U.S. Treasury Bills	9,962	—	(37)	9,925
Total securities available-for-sale	$733,279	$1,487	$(13,397)	$721,369

Held-to-maturity securities:
Obligations of states and political subdivisions	$12,506	$16	$(114)	$12,408
Agency mortgage-backed securities	53,173	—	(1,647)	51,526
Total securities held-to-maturity	$65,679	$16	$(1,761)	$63,934

During the fourth quarter of 2019, the Company transferred corporate debt securities with a book value of $116.3 million and fair value of $123.2 million from available to sale to held-to-maturity. The Company believes the held-to-maturity category is more consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the $6.9 million unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. Accordingly, the balance of held-to-maturity securities in the “Amortized cost” column in the table above includes a net unamortized unrealized gain of $6.8 million at December 31, 2019. Such amounts are amortized over the remaining life of the securities.

At December 31, 2019, and 2018, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Securities having a fair value of $484.8 million and $433.7 million at December 31, 2019, and December 31, 2018, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the agency mortgage-backed securities is approximately 4 years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$959	$978	$—	$—
Due after one year through five years	26,825	27,355	4,167	4,234
Due after five years through ten years	8,646	8,945	130,653	130,684
Due after ten years	190,764	196,018	—	—
Agency mortgage-backed securities	888,129	902,021	46,346	47,021
	$1,115,323	$1,135,317	$181,166	$181,939

The Company owned 73 and 131 securities that were in a loss position as of December 31, 2019 and December 31, 2018, respectively. The following table represents a summary of investment securities that had an unrealized loss:

	December 31, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$56,327	$363	$—	$—	$56,327	$363
Agency mortgage-backed securities	131,693	756	41,491	435	173,184	1,191
Corporate debt securities	67,964	200	—	—	67,964	200
	$255,984	$1,319	$41,491	$435	$297,475	$1,754

	December 31, 2018
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$19,622	$322	$78,876	$1,106	$98,498	$1,428
Obligations of states and political subdivisions	3,102	15	14,156	182	17,258	197
Agency mortgage-backed securities	87,357	2,211	389,770	11,285	477,127	13,496
U.S. Treasury Bills	—	—	9,925	37	9,925	37
	$110,081	$2,548	$492,727	$12,610	$602,808	$15,158

The unrealized losses at both December 31, 2019, and 2018, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2019 and 2018, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

 The gross gains and losses realized from sales of available-for-sale investment securities were as follows:

	December 31,
($ in thousands)	2019	2018	2017
Gross gains realized	$400	$9	$22
Gross losses realized	(449)	—	—
Proceeds from sales	357,976	1,451	144,076

Other Investments
At both December 31, 2019, and 2018, other investments totaled $38.0 million. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB Des Moines and the FHLB Dallas consisting of membership stock and activity-based stock. The FHLB capital stock of $15.7 million, and $9.2 million at December 31, 2019, and 2018, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties, see “Note 11 – Subordinated Debentures.”

NOTE 5 - LOANS

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. Loans are accounted for using the guidance in the ASC sections 310-30 and 310-20. Loans accounted for using ASC 310-30 are sometimes referred to as purchased credit impaired, or PCI, loans.

The table below shows the loan portfolio composition including carrying value by segment of loans accounted for at amortized cost, which includes originated loans, and loans accounted for as PCI.

($ in thousands)	December 31, 2019	December 31, 2018
Loans accounted for at amortized cost	$5,224,048	$4,303,600
Loans accounted for as PCI	90,289	46,401
Total loans	$5,314,337	$4,350,001

The following tables refer to loans accounted for at amortized cost.

Below is a summary of loans by category at December 31, 2019 and 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Commercial and industrial	$2,345,823	$2,121,008
Real estate loans:
Commercial - investor owned	1,262,981	843,728
Commercial - owner occupied	678,522	604,498
Construction and land development	449,380	330,097
Residential	355,192	298,944
Total real estate loans	2,746,075	2,077,267
Consumer and other	134,766	107,351
Loans, before unearned loan fees	5,226,664	4,305,626
Unearned loan fees, net	(2,616)	(2,026)
Loans, including unearned loan fees	$5,224,048	$4,303,600

Following is a summary of activity for the years ended December 31, 2019, 2018, and 2017 of loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

($ in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Balance at beginning of year	$17,169	$5,349	$15,406
New loans and advances	1,376	13,995	1,353
Payments and other reductions	(13,070)	(2,175)	(11,410)
Balance at end of year	$5,475	$17,169	$5,349

A summary of activity in the allowance for loan losses and the recorded investment in loans by class and category based on impairment method for the years ended indicated below is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance at December 31, 2019
Allowance for loan losses:
Balance, beginning of year	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Provision for loan losses	4,801	1,708	673	(237)	(330)	67	6,682
Charge-offs	(6,882)	(551)	(58)	(54)	(667)	(382)	(8,594)
Recoveries	338	95	19	776	661	295	2,184
Balance, end of year	$27,296	$5,935	$4,873	$2,472	$1,280	$711	$42,567

Balance at December 31, 2018
Allowance for loan losses:
Balance, beginning of year	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Provision for loan losses	8,394	709	1,216	97	(583)	(20)	9,813
Charge-offs	(6,894)	—	(313)	(56)	(546)	(167)	(7,976)
Recoveries	1,133	84	28	459	508	80	2,292
Balance, end of year	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295

Balance at December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$26,996	$3,420	$2,890	$1,304	$2,023	$932	$37,565
Provision for loan losses	8,737	456	404	336	797	34	10,764
Charge-offs	(9,872)	(117)	(90)	(254)	(973)	(201)	(11,507)
Recoveries	545	131	104	101	390	73	1,344
Balance, end of year	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Balance December 31, 2019
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$2,286	$247	$—	$—	$33	$1	$2,567
Collectively evaluated for impairment	25,010	5,688	4,873	2,472	1,247	710	40,000
Total	$27,296	$5,935	$4,873	$2,472	$1,280	$711	$42,567
Loans - Ending balance:
Individually evaluated for impairment	$22,578	$2,303	$1,373	$—	$1,330	$1	$27,585
Collectively evaluated for impairment	2,323,245	1,260,678	677,149	449,380	353,862	132,149	5,196,463
Total	$2,345,823	$1,262,981	$678,522	$449,380	$355,192	$132,150	$5,224,048

Balance December 31, 2018
Allowance for loan losses - Ending balance:
Individually evaluated for impairment	$4,266	$—	$109	$—	$52	$26	$4,453
Collectively evaluated for impairment	24,773	4,683	4,130	1,987	1,564	705	37,842
Total	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Loans - Ending balance:
Individually evaluated for impairment	$12,950	$398	$2,135	$—	$2,277	$311	$18,071
Collectively evaluated for impairment	2,108,058	843,330	602,363	330,097	296,667	105,014	4,285,529
Total	$2,121,008	$843,728	$604,498	$330,097	$298,944	$105,325	$4,303,600

A summary of nonperforming loans individually evaluated for impairment by category at December 31, 2019 and 2018, and the income recognized on impaired loans is as follows:

	December 31, 2019
($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$36,223	$7,654	$14,924	$22,578	$2,286	$25,423
Real estate:
Commercial - investor owned	2,988	811	1,492	2,303	247	2,457
Commercial - owner occupied	237	213	—	213	—	231
Residential	1,464	1,120	210	1,330	33	1,428
Consumer and other	1	—	1	1	1	1
Total	$40,913	$9,798	$16,627	$26,425	$2,567	$29,540

	December 31, 2018
($ in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and industrial	$21,893	$3,294	$9,656	$12,950	$4,266	$13,827
Real estate:
Commercial - investor owned	553	398	—	398	—	277
Commercial - owner occupied	847	472	336	808	109	691
Residential	2,425	1,659	618	2,277	52	778
Consumer and other	329	—	312	312	26	—
Total	$26,047	$5,823	$10,922	$16,745	$4,453	$15,573

	December 31,
($ in thousands)	2019	2018	2017
Total interest income that would have been recognized under original terms on impaired loans	$1,137	$2,153	$1,324
Total cash received and recognized as interest income on impaired loans	307	284	643
Total interest income recognized on impaired loans still accruing	116	149	63
Average balance of impaired loans	29,540	15,573	19,722

The recorded investment in nonperforming loans by category at December 31, 2019 and 2018 is as follows:

	December 31, 2019
($ in thousands)	Non-accrual	Restructured, not on non-accrual	Loans over 90 days past due and still accruing interest	Total
Commercial and industrial	$22,328	$—	$250	$22,578
Real estate:
Commercial - investor owned	2,303	—	—	2,303
Commercial - owner occupied	213	—	—	213
Residential	1,251	79	—	1,330
Consumer and other	1	—	—	1
Total	$26,096	$79	$250	$26,425

	December 31, 2018
($ in thousands)	Non-accrual	Restructured, not on non-accrual	Total
Commercial and industrial	$12,805	$145	$12,950
Real estate:
Commercial - investor owned	398	—	398
Commercial - owner occupied	808	—	808
Residential	2,197	80	2,277
Consumer and other	312	—	312
Total	$16,520	$225	$16,745

The recorded investment by category for loans restructured during the years ended December 31, 2019 and 2018 is as follows:

	Year ended December 31, 2019			Year ended December 31, 2018
($ in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	1	$187	$187
Real estate:
Commercial - owner occupied	1	188	188	—	—	—
Residential	2	332	332	1	80	80
Total	3	$520	$520	2	$267	$267

Restructured loans primarily resulted from interest rate concessions. As of December 31, 2019, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

Loans restructured that subsequently defaulted during the year ended December 31, 2019, and 2018 are as follows:

	Year ended December 31, 2019		Year ended December 31, 2018
($ in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial	2	$352	—	$—
Total	2	$352	—	$—

The aging of the recorded investment in past due loans by class and category at December 31, 2019 and 2018 is shown below:

	December 31, 2019
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$5,679	$8,212	$13,891	$2,331,932	$2,345,823
Real estate:
Commercial - investor owned	321	1,492	1,813	1,261,168	1,262,981
Commercial - owner occupied	562	213	775	677,747	678,522
Construction and land development	308	—	308	449,072	449,380
Residential	4,689	595	5,284	349,908	355,192
Consumer and other	81	—	81	132,069	132,150
Total	$11,640	$10,512	$22,152	$5,201,896	$5,224,048

	December 31, 2018
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$66	$10,257	$10,323	$2,110,685	$2,121,008
Real estate:
Commercial - investor owned	529	127	656	843,072	843,728
Commercial - owner occupied	292	565	857	603,641	604,498
Construction and land development	6	—	6	330,091	330,097
Residential	709	897	1,606	297,338	298,944
Consumer and other	—	312	312	105,013	105,325
Total	$1,602	$12,158	$13,760	$4,289,840	$4,303,600

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

The recorded investment by risk category of the loans by class and category at December 31, 2019 and December 31, 2018 is as follows:

	December 31, 2019
($ in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$2,151,084	$124,718	$70,021	$2,345,823
Real estate:
Commercial - investor owned	1,242,569	17,572	2,840	1,262,981
Commercial - owner occupied	643,276	28,773	6,473	678,522
Construction and land development	437,134	12,140	106	449,380
Residential	348,246	4,450	2,496	355,192
Consumer and other	132,096	3	51	132,150
Total	$4,954,405	$187,656	$81,987	$5,224,048

	December 31, 2018
($ in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total
Commercial and industrial	$1,927,782	$146,033	$47,193	$2,121,008
Real estate:
Commercial - investor owned	823,128	15,083	5,517	843,728
Commercial - owner occupied	563,003	31,834	9,661	604,498
Construction and land development	318,451	11,580	66	330,097
Residential	287,802	4,232	6,910	298,944
Consumer and other	105,007	6	312	105,325
Total	$4,025,173	$208,768	$69,659	$4,303,600

Below is a summary of PCI loans by category at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in thousands)	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans	Weighted- Average Risk Rating[1]	Recorded Investment PCI Loans
Commercial and industrial	5.65	$15,334	6.09	$2,159
Real estate loans:
Commercial - investor owned	7.02	36,903	7.19	23,939
Commercial - owner occupied	6.54	18,915	7.39	9,669
Construction and land development	5.82	7,893	6.03	4,548
Residential	6.34	11,069	6.40	6,082
Total real estate loans		74,780		44,238
Consumer and other	5.10	175	2.18	4
Purchased credit impaired loans		$90,289		$46,401

(1) Risk ratings are based on the borrower’s contractual obligation, which is not reflective of the purchase discount.

The aging of the recorded investment in past due PCI loans by portfolio class and category at December 31, 2019 and 2018 is shown below:

	December 31, 2019
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$356	$356	$14,978	$15,334
Real estate:
Commercial - investor owned	1,250	1,340	2,590	34,313	36,903
Commercial - owner occupied	—	434	434	18,481	18,915
Construction and land development	—	217	217	7,676	7,893
Residential	791	992	1,783	9,286	11,069
Consumer and other	—	—	—	175	175
Total	$2,041	$3,339	$5,380	$84,909	$90,289

	December 31, 2018
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$2,159	$2,159
Real estate:
Commercial - investor owned	416	88	504	23,435	23,939
Commercial - owner occupied	591	6,279	6,870	2,799	9,669
Construction and land development	—	—	—	4,548	4,548
Residential	146	37	183	5,899	6,082
Consumer and other	—	—	—	4	4
Total	$1,153	$6,404	$7,557	$38,844	$46,401

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the years ended December 31, 2019 and 2018.

($ in thousands)	Contractual Cashflows	Non-accretable Difference	Accretable Yield	Carrying Amount
Balance January 1, 2019	$73,157	$15,299	$12,638	$45,220
Acquisitions	111,963	13,541	30,238	68,184
Principal reductions and interest payments	(42,862)	—	—	(42,862)
Accretion of loan discount	—	—	(10,345)	10,345
Changes in contractual and expected cash flows due to remeasurement	13,247	357	(1,711)	14,601
Reductions due to disposals	(9,626)	(3,668)	(38)	(5,920)
Balance December 31, 2019	$145,879	$25,529	$30,782	$89,568

Balance January 1, 2018	$112,711	$29,006	$13,962	$69,743
Principal reductions and interest payments	(45,668)	—	—	(45,668)
Accretion of loan discount	—	—	(6,654)	6,654
Changes in contractual and expected cash flows due to remeasurement	6,114	(13,707)	5,330	14,491
Balance December 31, 2018	$73,157	$15,299	$12,638	$45,220

The accretable yield is recognized in interest income over the estimated life of the acquired loans using the effective yield method.

Outstanding customer balances on PCI loans were $114.9 million and $64.7 million as of December 31, 2019, and December 31, 2018, respectively. The allowance for loan losses on PCI loans totaled $0.7 million and $1.2 million as of December 31, 2019, and December 31, 2018, respectively.

NOTE 6 - LEASES

The Company has banking and limited-service facilities, datacenters, and certain equipment leased under agreements. Most of the leases expire between 2020 and 2024 and include one or more renewal options of up to 5 years. One lease expires in 2031. All leases are classified as operating leases.

For the twelve months ended
($ in thousands)	December 31, 2019
Operating lease cost	$3,301
Short-term lease cost	288
Total lease cost	$3,589

Payments on operating leases included in the measurement of lease liabilities during the twelve months ended December 31, 2019 totaled $3.3 million. Right-of-use assets obtained in exchange for lease obligations totaled $5.2 million during the twelve months ended December 31, 2019.

Supplemental balance sheet information related to leases was as follows:

As of
($ in thousands)	December 31, 2019
Operating lease right-of-use assets, included in other assets	$14,843
Operating lease liabilities, included in other liabilities	15,461

Operating leases
Weighted average remaining lease term	6 years
Weighted average discount rate	2.7%

Maturities of operating lease liabilities were as follows:

($ in thousands)
Year	Amount
2020	$3,054
2021	3,097
2022	2,734
2023	2,527
2024	2,146
Thereafter	3,203
Total operating lease liabilities, payments	16,761
Less: present value adjustment	1,300
Operating lease liabilities	$15,461

As of December 31, 2019, the Company has an operating lease renewal for an existing facility that has not yet commenced. This renewal is expected to commence in the first quarter of 2020 with a lease term of 3 years.

Lessor income was $0.9 million during the twelve months ended December 31, 2019.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. These cash flow hedges swap variable 90 day LIBOR to a fixed rate of 2.62% on average for an original average term of 6 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.6 million will be reclassified as an increase to interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2019 and December 31, 2018.

	Derivative Assets						Derivative Liabilities
	December 31, 2019			December 31, 2018			December 31, 2019		December 31, 2018
($ in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	$61,962	Other Assets	$—	$—	Other Assets	$—	Other Liabilities	$2,872	Other Liabilities	$—
Total			$—			$—		$2,872		$—

Derivatives not Designated as Hedging Instruments
Interest rate swap	$749,819	Other Assets	$11,055	$494,567	Other Assets	$2,217	Other Liabilities	$11,875	Other Liabilities	$2,217
Foreign exchange forward contracts	—	Other Assets	—	806	Other Assets	806	Other Liabilities	—	Other Liabilities	806
Total			$11,055			$3,023		$11,875		$3,023

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are subject to offsetting as of December 31, 2019 and December 31, 2018. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of December 31, 2019
				Gross Amounts Not Offset
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts of Assets Presented	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$11,055	$—	$11,055	$56	$—	$10,999

Liabilities:
Interest rate swap	$14,747	$—	$14,747	$56	$14,573	$118
Securities sold under agreements to repurchase	230,886	—	230,886	—	230,886	—

As of December 31, 2018
				Gross Amounts Not Offset
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts of Assets Presented	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$2,217	$—	$2,217	$—	$—	$2,217

Liabilities:
Interest rate swap	$2,217	$—	$2,217	$—	$—	$2,217
Securities sold under agreements to repurchase	221,450	—	221,450	—	221,450	—

As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.8 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $14.6 million.

NOTE 8 - FIXED ASSETS

A summary of fixed assets at December 31, 2019 and 2018, is as follows:

	December 31,
($ in thousands)	2019	2018
Land	$14,079	$8,559
Buildings and leasehold improvements	54,838	32,456
Furniture, fixtures and equipment	15,178	9,850
Capitalized software	1,373	1,305
	85,468	52,170
Less accumulated depreciation and amortization	25,455	20,061
Total fixed assets	$60,013	$32,109

Depreciation and amortization of fixed assets included in noninterest expense amounted to $5.7 million, $3.5 million, and $3.3 million in 2019, 2018, and 2017, respectively.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill increased to $210.3 million as of December 31, 2019, compared to $117.3 million as of December 31, 2018 due to the acquisition of Trinity. The annual goodwill impairment evaluations in 2019, 2018, and 2017 did not identify any impairment.

The table below presents a summary of intangible assets:

($ in thousands)	Years ended December 31,
	2019	2018
Core deposit intangible, net, beginning of year	$8,553	$11,056
Additions from acquisition	23,066	—
Amortization	(5,543)	(2,503)
Core deposit intangible, net, end of year	$26,076	$8,553

Amortization expense on the core deposit intangibles was $5.5 million, $2.5 million, and $2.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The core deposit intangibles are being amortized over a 10-year period.

The following table reflects the amortization schedule for the core deposit intangible at December 31, 2019.

Year	Core Deposit Intangible ($ in thousands)
2020	$5,608
2021	4,814
2022	4,085
2023	3,456
2024	2,828
After 2024	5,285
$26,076

NOTE 10 - DEPOSITS

Following is a summary of certificates of deposit maturities at December 31, 2019:

($ in thousands)	Brokered	Customer	Total
Less than 1 year	$165,549	$471,076	$636,625
Greater than 1 year and less than 2 years	—	108,209	108,209
Greater than 2 years and less than 3 years	—	13,606	13,606
Greater than 3 years and less than 4 years	25,069	8,457	33,526
Greater than 4 years and less than 5 years	25,140	3,562	28,702
Greater than 5 years	—	5,779	5,779
	$215,758	$610,689	$826,447

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $202.4 million as of December 31, 2019.

Following is a summary of activity for the year ended December 31, 2019, for deposit accounts of executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director.

($ in thousands)	December 31, 2019
Balance at beginning of year	$10,457
Deposits	3,031
Withdrawals	(3,725)
Balance at end of year	$9,763

The Company is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2019, the Company had $0.2 million of CDARS deposits and $147.9 million of ICS deposits. At December 31, 2019 and 2018, overdraft deposits of $2.1 million and $2.0 million, respectively, were reclassified to loans.

NOTE 11 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company’s subordinated debentures at December 31, 2019 and 2018 were as follows:

	Amount		Maturity Date	Initial Call Date (1)	Interest Rate
($ in thousands)	2019	2018
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I (2)	7,886	8,019	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (2)	4,388	4,335	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III (2)	5,206	—	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV (2)	10,302	—	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (2)	7,543	—	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total	92,132	69,161
Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(874)	(1,005)
Total fixed-to-floating rate subordinated notes	49,126	48,995
Total subordinated debentures and notes	$141,258	$118,156

(1) Callable each quarter after initial call date.
(2) Purchase accounting adjustments are reflected in the balance and also impact the effective interest rate.

The Company has 13 unconsolidated statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities. The subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial conditions of the Company. The Company fully and unconditionally guarantees each trust’s securities obligations. Under current regulations, the trust preferred securities are included in tier 1 capital for regulatory capital purposes, subject to certain limitations.

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated statements of operations. The Company’s investment of $2.9 million at December 31, 2019, in these trusts is included in other investments in the consolidated balance sheets. The Company has fixed the interest rate on a portion of its junior subordinated debentures through a series of interest rate swaps. For further discussion of the interest rate swaps and the corresponding terms, see “Note 7 - Derivative Financial Instruments.”

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

NOTE 12 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans, certain commercial real estate loans, and investment securities. At December 31, 2019 and 2018, the carrying value of the loans pledged to the FHLB of Des Moines was $1.6 billion and $1.2 billion, respectively. The secured line of credit had availability of approximately $742.4 million at December 31, 2019.

The following table summarizes the type, maturity, and rate of the Company’s FHLB advances at December 31:

		2019		2018
($ in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	Less than 1 year	$170,000	1.73%	$70,000	2.63%
Non-amortizing fixed advance	Greater than 1 year	52,406	1.62%	—	—%
Total FHLB advances		$222,406	1.70%	$70,000	2.63%

In August 2019, the Company entered into agreements totaling $50 million for convertible advances with a weighted average rate of 1.56% that mature in 2024 and are puttable by the FHLB after one year.

At December 31, 2019, the Company used $4.7 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 13 - OTHER BORROWINGS AND NOTES PAYABLE

Securities Sold Under Agreement to Repurchase
The Company enters into sales of securities under agreements to repurchase. The agreements are transacted with deposit customers and are utilized as an overnight investment product. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the Consolidated Balance Sheets. The Company has no control over the market value of the securities, which fluctuates due to market conditions. However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

A summary of securities sold under agreements to repurchase is as follows:

	December 31,
($ in thousands)	2019	2018
Securities sold under agreement to repurchase	$230,886	$221,450

Average balance during the year	169,179	170,963
Maximum balance outstanding at any month-end	230,886	231,450
Average interest rate during the year	0.69%	0.41%
Average interest rate at December 31	0.91	0.49

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2019, $1.1 billion was available under this line. This line is secured by a pledge of certain eligible loans aggregating $1.3 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2019.

Revolving Credit Line
In February 2016, the Company entered into a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank. The Revolving Agreement was amended in February 2020, with a one-year maturity, allowing for borrowings up to $25 million. The interest rate is the one-month LIBOR plus 125 basis points. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.

A summary of the amounts drawn on the Revolving Agreement is as follows:

	December 31,
($ in thousands)	2019	2018
Outstanding balance	$—	$2,000

Average balance during the year	323	22
Maximum balance outstanding at any month-end	2,000	2,000
Weighted average interest rate during the year	4.61%	4.63%
Average interest rate at December 31	—	4.63

Term Loan
In February 2019, the Company entered into a five year, $40.0 million unsecured term loan agreement (the “Term Loan”) with another bank with the proceeds primarily used to fund the company’s cash portion of the acquisition of Trinity. The interest rate is the one-month LIBOR plus 125 basis points.

A summary of the Term Loan is as follows:

December 31,
($ in thousands)	2019
Term Loan	$34,286

Average balance during the year	30,810
Maximum balance outstanding at any month-end	40,000
Weighted average interest rate during the year	3.55%
Average interest rate at December 31	3.00

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

As previously reported, in connection with its acquisition of Trinity/LANB, the Company, as successor-in-interest to Trinity, was a party to certain consolidated proceedings pending in the First Judicial Circuit Court for the State of New Mexico, styled Trinity Capital Corporation, et al v. Atlantic Specialty Ins. Co., et al. The lawsuit sought declaratory relief, defense costs, and damages related to claims for bad faith breach of insurance contracts and violations of New

Mexico insurance statutes. In January 2020, the parties settled all pending matters related to the pending claims and lawsuit, and proceeds were received by the Company in connection with this settlement. In addition, the pending proceedings were dismissed on January 31, 2020.

NOTE 15 - REGULATORY CAPITAL

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2019 and 2018, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2019 and 2018, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the table. In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

The capital ratios are presented in the table below:

	December 31, 2019		December 31, 2018
	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	9.90%	11.69%	9.79%	11.37%	6.50%	7.00%
Tier 1 Capital to Risk Weighted Assets	11.40	11.70	11.14	11.38	8.00	8.50
Total Capital to Risk Weighted Assets	12.90	12.40	13.02	12.26	10.00	10.50
Leverage Ratio (Tier 1 Capital to Average Assets)	10.05	10.31	10.29	10.52	5.00	4.00

NOTE 16 - STOCKHOLDERS’ EQUITY AND COMPENSATION PLANS

Stockholders’ Equity

Common Stock
At December 31, 2019 and 2018, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31, 2019	December 31, 2018
Outstanding performance units (maximum issuance)	73,172	98,279
Outstanding RSU’s	117,369	67,027
Outstanding options and appreciation rights	28,300	40,650
Future awards under 2018 Stock Incentive Plan	521,573	632,246
Future awards under Non-Management Director Plan	96,031	7,413
2018 Employee Stock Purchase Plan	694,085	735,201
Total	1,530,530	1,580,816

Common Stock Repurchase Plan
In May 2015, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. At December 31, 2019, there were 552,158 shares available for repurchase under the plan.

Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock with a par value of $0.01. The Board of Directors has the right to set for each series of preferred stock, subject to the laws of the State of Delaware, the dividend rate, conversion and redemption terms, voting rights and liquidation preferences, among others. At December 31, 2019 and 2018 there were no shares of preferred stock outstanding.

Dividends
The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the parent company. The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.

Dividends on the Company’s capital stock are prohibited under the terms of the junior subordinated debenture agreements, see “Note 11 - Subordinated Debentures,” if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. At December 31, 2019, the Company was not in default on any of the junior subordinated debenture issuances.

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) after-tax:

(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, December 31, 2016	$(1,533)	$(208)	$—	$(1,741)
Net change	(2,089)	12	—	(2,077)
Balance, December 31, 2017	(3,622)	(196)	—	(3,818)
Net change	(4,633)	3	—	(4,630)
Adjustment for change in accounting policies	(792)	(42)	—	(834)
Balance, December 31, 2018	(9,047)	(235)	—	(9,282)
Net change	29,226	(33)	(2,162)	27,031
Transfer from available-for-sale to held-to-maturity	(5,202)	5,202	—	—
Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749

	Amounts Reclassified from Other Comprehensive Income (Loss)
(in thousands)	2019	2018	2017	Affected Line Item in the Statements of Operations
Realized gain (loss) on securities available-for-sale, net	$(49)	$9	$22	Noninterest income (expense)
Loss on cash flow hedges	(133)	—	—	Interest income (expense)
Reclassifications before tax	(182)	9	22	Total before income tax expense
Tax effect	45	(2)	(9)	Income tax (expense) benefit
Total reclassifications, net of tax	$(137)	$7	$13	Net income

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

The total excess income tax benefit for share-based compensation arrangements was $0.5 million, $1.6 million, and $2.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, there was $4.6 million of total unrecognized compensation cost related to unvested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes share-based compensation expense:

(in thousands)	2019	2018	2017
Performance stock units	$1,699	$2,067	$2,451
Restricted stock units	1,969	1,211	898
Employee stock issuance - restricted stock	—	—	78
Employee stock purchase plan	364	174	—
Total share-based compensation expense	$4,032	$3,452	$3,427

Performance Units
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a three-year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at a minimum of the target level. The amount of the awards is determined at the end of the three year vesting and performance period. In January 2020, the Company awarded 62,649 shares to employees upon completion of the 2017-2019 performance cycle. In January 2019, the Company awarded 99,308 shares to employees upon completion of the 2016-2018 performance cycle. In January 2018, the Company awarded 134,600 shares to employees upon completion of the 2015-2017 performance cycle.

Information related to the outstanding grants at December 31, 2019 is shown below:

($ in thousands)	2018 - 2020 Cycle	2019 - 2021 Cycle
Shares issuable at target	15,726	20,860
Maximum shares issuable	31,452	41,720
Unrecognized compensation cost	$440	$705
Weighted average grant date fair value	50.19	47.46

In 2018, stock-based compensation expense for these awards included an additional $0.1 million related to modifications made for retiring executives. The modification allows for portions of outstanding performance awards to continue to vest as though employment had not terminated and will be paid based on actual performance as determined by the compensation committee following completion of the applicable performance period.

Restricted Stock Units
The Company awards nonvested stock, in the form of RSUs to employees. RSUs generally are subject to continued employment and generally vest ratably over two to five years. Shares issued to the Bank’s directors for compensation are not subject to vesting requirements. Vesting is accelerated upon a change in control or the employee meeting certain retirement criteria. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

($ in thousands)	2019	2018	2017
Total fair value at vesting date	$1,067	$1,544	$1,471
Total unrecognized compensation cost for nonvested stock units	3,417	2,175	837
Expected years to recognize unearned compensation	1.9 years	2.0 years	1.8 years

A summary of the status of the Company’s RSU awards as of December 31, 2019 and changes during the year then ended is presented below

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	67,027	$46.69
Granted	77,227	45.00
Vested	(23,842)	45.38
Forfeited	(3,043)	46.04
Outstanding at December 31, 2019	117,369	$45.86

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. There were no grants of employee stock options or SSARs during the years ended December 31, 2019, 2018, or 2017.

Stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2019, there was no remaining unrecognized compensation expense related to stock options and SSARs and all outstanding awards are vested. Various information related to the stock options and SSARs is shown below.

($ in thousands)	2019	2018	2017
Intrinsic value of option exercises on date of exercise	$407	$2,469	$3,156

Following is a summary of the employee stock option and SSAR activity for 2019.

($ in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	40,650	$10.14
Exercised	(12,350)	10.14
Outstanding at December 31, 2019	28,300	$10.14	0.6 years	$1,077
Exercisable at December 31, 2019	28,300	$10.14	0.6 years	$1,077

Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan (“ESPP”) in 2018 to provide its eligible employees with an opportunity to purchase common stock through accumulated contributions. The ESPP provides for shares to be purchased at 85% of the lesser of the stock price at the enrollment date or the exercise date. The maximum number of shares of common stock available for sale under the ESPP is 750,000. In 2019 and 2018, employees purchased 41,116 and 14,799 shares, respectively.

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-management directors as compensation in lieu of cash. At December 31, 2019, there were 96,031 shares of stock available for grant under the Stock Plan for Non-Management Directors.

Various information related to the Director Plan is shown below.

	2019	2018	2017
Shares granted	11,382	11,750	10,531
Weighted average fair value	$41.63	$50.74	$42.46

401(k) Plan
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company’s contributions to the plan was $3.2 million, $2.8 million and $2.0 million for 2019, 2018, and 2017, respectively.

Deferred Compensation Plan
The Company’s Deferred Compensation Plan permits certain executives to participate and defer up to 25% of their base salary and/or up to 100% of their eligible bonus for a plan year. Participants make an irrevocable election when they elect to participate for a plan year to receive the vested account balance following their retirement date, or at a future date not less than five years after the beginning of the plan year. At December 31, 2019, the Company had assets and liabilities of $3.5 million and $4.9 million, respectively, related to the Deferred Compensation Plan.

NOTE 17 - INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	Year ended December 31,
($ in thousands)	2019	2018	2017
Current:
Federal	$15,470	$9,621	$15,845
State and local	2,027	2,432	1,377
Total current	17,497	12,053	17,222
Deferred:
Federal	4,262	2,812	20,989
State and local	1,538	495	116
Total deferred	5,800	3,307	21,105
Total income tax expense	$23,297	$15,360	$38,327

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate in 2019, 2018, and 2017 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Year ended December 31,
($ in thousands)	2019	2018	2017
Income tax expense at statutory rate	$24,368	$21,961	$30,281
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(962)	(506)	(961)
State and local income taxes, net	2,816	2,423	1,676
Bank-owned life insurance, net	(628)	(452)	(715)
Non-deductible expenses	749	294	407
Change in estimated rate for deferred taxes	—	—	12,117
Tax benefits of LIHTC investments, net	(278)	(50)	(257)
Excess tax benefits	(526)	(1,631)	(2,141)
Federal tax credits	(913)	(4,627)	(1,701)
Subsidiary dividend timing election	—	(2,728)	—
Non-taxable donation to charitable foundation	(420)	—	—
Other, net	(909)	676	(379)
Total income tax expense	$23,297	$15,360	$38,327

The net amount recognized as a component of tax expense for tax credits, other tax benefits, and amortization from low-income housing tax credit (“LIHTC”) investments recognized per the table above was $0.3 million for the year ended December 31, 2019. The net amount recognized as a component of income tax expense per the table above was $0.1 million for the year ended December 31, 2018, and $0.3 million for the year ended December 31, 2017. As of December 31, 2019 and 2018, the carrying value of the investments related to low-income housing tax credits was $4.0 million and $1.4 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments. As of December 31, 2019, the Company has future capital commitments of $0.7 million related to low-income housing tax credit investments. The capital commitments are expected to be called in 2020.

A net deferred income tax asset of $14.4 million and $20.7 million is included in other assets in the consolidated balance sheets at December 31, 2019 and 2018, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Year ended December 31,
($ in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$10,692	$10,742
Acquired loans	9,722	3,677
Other real estate	657	81
Deferred compensation	2,462	2,480
Intangible assets	—	989
Accrued compensation	1,607	1,130
Unrealized losses on securities	—	3,019
Net operating losses and tax credits	7,066	—
Other deferred tax assets	791	1,786
Total deferred tax assets	32,997	23,904

Deferred tax liabilities:
Unrealized gains on securities	5,847	—
Intangible assets	7,432	2,112
Other deferred tax liabilities	2,407	1,068
Total deferred tax liabilities	15,686	3,180
Net deferred tax asset before valuation allowance	17,311	20,724
Less: valuation allowance	2,932	—
Net deferred tax asset	$14,379	$20,724
Deferred tax rate	24.7%	24.7%

As part of the Trinity Capital Corporation acquisition in 2019, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. Net operating losses originated in the years 2012, 2014, 2015, 2016, 2017, and 2019 and will expire in the years between 2032-2037. The 2019 net operating loss can be carried forward indefinitely. Tax credit carryforwards originated in years 2010-2015 and will expire in the years between 2030-3035. Capital losses originated in 2015, 2016, & 2018 and will expire in the years between 2020-2023.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. In 2019, as part of the Trinity Capital Corporation acquisition, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. The company determined that it was more likely than not that some of the assets would not be realized. As such, the company recorded a $2.9 million valuation allowance as of December 31, 2019. The company did not record a valuation allowance for any federal or state deferred income tax assets as of December 31, 2018.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in eleven states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2016, with the exception of 2015 being an open year by one state taxing authority. Net operating losses generated prior to 2015 that are utilized going forward would still be subject to examination.

As of December 31, 2019, the gross amount of unrecognized tax benefits was $1.5 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.1 million. As of December 31, 2018 and 2017, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.9 million and $0.8 million, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $0.3 million as a result of a lapse of statute of limitations in the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amounts accrued for interest and penalties as of December 31, 2019, 2018, and 2017 were not significant.

The activity in the gross liability for unrecognized tax benefits was as follows:

($ in thousands)	2019	2018	2017
Balance at beginning of year	$1,301	$1,244	$1,180
Additions based on tax positions related to the current year	401	367	331
Additions for tax positions of prior years	62	50	41
Settlements or lapse of statute of limitations	(267)	(360)	(308)
Balance at end of year	$1,497	$1,301	$1,244

NOTE 18 - COMMITMENTS

Long-term Lease Commitments
See “Note 6 – Leases” in this report for information regarding the Company’s long-term lease commitments.

Off-balance-Sheet Commitments
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

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2019, and December 31, 2018, are as follows:

(in thousands)	December 31, 2019	December 31, 2018
Commitments to extend credit	$1,469,413	$1,344,687
Letters of credit	47,969	44,665
State tax credits	28,035	37,473
Low-income housing tax credits	704	4,299
SBICs	20,829	20,402

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2019 and December 31, 2018. Other liabilities include approximately $0.4 million for estimated losses attributable to unadvanced commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at

December 31, 2019, and December 31, 2018, $144.8 million and $68.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from 1 month to 5 years, 3 months at December 31, 2019.

The Company also has off-balance sheet commitments for purchases of state tax credits, low-income housing tax credits, and commitments for various capital raises for SBICs.

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2019
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,046	$—	$10,046
Obligations of states and political subdivisions	—	213,024	—	213,024
Residential mortgage-backed securities	—	902,021	—	902,021
U.S. Treasury Bills	—	10,226	—	10,226
Total securities available-for-sale	—	1,135,317	—	1,135,317
Derivative financial instruments	—	11,055	—	11,055
Total assets	$—	$1,146,372	$—	$1,146,372

Liabilities
Derivative financial instruments	$—	$14,747	$—	$14,747
Total liabilities	$—	$14,747	$—	$14,747

	December 31, 2018
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$98,498	$—	$98,498
Obligations of states and political subdivisions	—	26,810	—	26,810
Residential mortgage-backed securities	—	586,136	—	586,136
U.S. Treasury Bills	—	9,925	—	9,925
Total securities available-for-sale	—	721,369	—	721,369
Other investments	121	—	—	121
Derivative financial instruments	—	3,023	—	3,023
Total assets	$121	$724,392	$—	$724,513

Liabilities
Derivative financial instruments	$—	$3,023	$—	$3,023
Total liabilities	$—	$3,023	$—	$3,023

•
Securities available-for-sale. Securities classified as available-for-sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions at the security level. Changes in fair value are recognized through accumulated other comprehensive income.

•
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets. Changes in the fair value of client-related derivative instruments are recognized through net income. For the years ended December 31, 2019 and 2018, the gains and losses offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

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

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018.

	December 31, 2019
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2019
Impaired loans	$2,506	$—	$—	$2,506	$2,687
Other real estate	4,944	—	—	4,944	—
Total	$7,450	$—	$—	$7,450	$2,687

	December 31, 2018
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2018
Impaired loans	$1,958	$—	$—	$1,958	$815
Total	$1,958	$—	$—	$1,958	$815
(1) The amounts represent balances measured at fair value during the period and still held as of the reporting date.

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

Carrying amount and fair value at December 31, 2019 and 2018
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2019 and 2018. This summary excludes certain financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis disclosed above. Financial instruments for which carrying values approximate fair value include cash and due from banks, federal funds sold, interest bearing deposits, accrued interest receivable/payable, demand, savings and money market deposits.

	December 31, 2019			December 31, 2018
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity	$181,166	$181,939	Level 2	$65,679	$63,934	Level 2
Other investments	38,044	38,044	Level 2	26,654	26,654	Level 2
Loans held for sale	5,570	5,570	Level 2	392	392	Level 2
Loans, net	5,271,049	5,205,651	Level 3	4,306,525	4,253,239	Level 3
State tax credits, held for sale	36,802	39,046	Level 3	37,587	39,169	Level 3

Balance sheet liabilities
Certificates of deposit	$826,447	$825,203	Level 3	$684,429	$679,491	Level 3
Subordinated debentures and notes	141,258	130,985	Level 2	118,156	106,316	Level 2
FHLB advances	222,406	221,402	Level 2	70,000	70,000	Level 2
Other borrowings	265,172	265,172	Level 2	223,450	223,260	Level 2

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

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
($ in thousands)	2019	2018
Assets
Cash	$21,955	$6,369
Investment in Bank	977,959	681,742
Investment in nonbank subsidiaries	9,795	7,312
Other assets	37,905	30,287
Total assets	$1,047,614	$725,710

Liabilities and Shareholders’ Equity
Subordinated debentures and notes	$141,258	$118,156
Notes payable	34,286	2,000
Accounts payable and other liabilities	4,885	1,750
Shareholders' equity	867,185	603,804
Total liabilities and shareholders' equity	$1,047,614	$725,710

Condensed Statements of Operations

	Year ended December 31,
($ in thousands)	2019	2018	2017
Income:
Dividends from Bank	$60,000	$30,000	$20,000
Dividends from nonbank subsidiaries	1,500	1,200	—
Other	663	1,784	708
Total income	62,163	32,984	20,708

Expenses:
Interest expense-subordinated debentures and notes	7,507	5,798	5,094
Interest expense-notes payable	1,182	62	89
Other expenses	6,936	7,087	5,486
Total expenses	15,625	12,947	10,669

Income before taxes and equity in undistributed earnings of subsidiaries	46,538	20,037	10,039

Income tax benefit	3,478	3,482	3,098

Net income before equity in undistributed earnings of subsidiaries	50,016	23,519	13,137

Equity in undistributed earnings of subsidiaries	42,723	65,698	35,053
Net income and comprehensive income	$92,739	$89,217	$48,190

Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$92,739	$89,217	$48,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	4,032	3,452	3,427
Net income of subsidiaries	(104,223)	(94,898)	(55,053)
Dividends from subsidiaries	61,500	31,200	20,000
Other, net	(1,063)	(953)	(1,806)
Net cash provided by operating activities	52,985	28,018	14,758

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(36,015)	—	(25,187)
Purchases of other investments	(2,634)	(2,729)	(3,679)
Proceeds from distributions on other investments	1,271	1,911	1,634
Net cash used by investing activities	(37,378)	(818)	(27,232)

Cash flows from financing activities:
Proceeds from notes payable	1,000	2,000	10,000
Repayments of notes payable	(3,000)	—	(10,000)
Proceeds from issuance of long-term debt	40,000	—	—
Repayment of long-term debt	(5,714)	—	—
Cash dividends paid	(16,569)	(10,845)	(10,249)
Payments for the repurchase of common stock	(15,526)	(19,387)	(16,636)
Payments for the issuance of equity instruments, net	(212)	(2,576)	(2,909)
Net cash used by financing activities	(21)	(30,808)	(29,794)

Net increase (decrease) in cash and cash equivalents	15,586	(3,608)	(42,268)
Cash and cash equivalents, beginning of year	6,369	9,977	52,245
Cash and cash equivalents, end of year	$21,955	$6,369	$9,977

Supplemental disclosures of cash flow information:
Noncash transactions:
Common shares issued in connection with acquisitions	$171,885	$—	$141,729

NOTE 21 - QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents unaudited quarterly financial information for the periods indicated:

	2019
($ in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$77,238	$81,078	$79,201	$67,617
Interest expense	15,625	18,032	17,486	15,274
Net interest income	61,613	63,046	61,715	52,343
Provision for portfolio loan losses	1,341	1,833	1,722	1,476
Net interest income after provision for loan losses	60,272	61,213	59,993	50,867
Noninterest income	14,418	13,564	11,964	9,230
Noninterest expense	38,354	38,239	49,054	39,838
Income before income tax expense	36,336	36,538	22,903	20,259
Income tax expense	7,246	7,469	4,479	4,103
Net income	$29,090	$29,069	$18,424	$16,156

Earnings per common share:
Basic	$1.10	$1.09	$0.69	$0.68
Diluted	1.09	1.08	0.68	0.67

	2018
($ in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$64,002	$60,757	$57,879	$55,164
Interest expense	13,409	12,664	10,831	8,993
Net interest income	50,593	48,093	47,048	46,171
Provision for portfolio loan losses	2,120	2,263	390	1,871
Net interest income after provision for loan losses	48,473	45,830	46,658	44,300
Noninterest income	10,702	8,410	9,693	9,542
Noninterest expense	30,747	29,922	29,219	29,143
Income before income tax expense	28,428	24,318	27,132	24,699
Income tax expense	4,899	1,802	4,881	3,778
Net income	$23,529	$22,516	$22,251	$20,921

Earnings per common share:
Basic	$1.02	$0.97	$0.96	$0.91
Diluted	1.02	0.97	0.95	0.90

NOTE 22 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the guidance in the Concepts Statement, including consideration of costs and benefits, to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company has selected the option to adopt the removal or modification of disclosures during the second quarter of 2019. The Company has evaluated the additional disclosures and does not expect them to have a material impact on its consolidated financial statements.

FASB ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the FASB issued ASU 2016-13, “Financial Instruments (Topic 326)” which changes the methodology for evaluating impairment of most financial instruments. The ASU replaces the currently used incurred loss model with a forward-looking expected loss model, which will generally result in a timelier recognition of losses. Existing PCI assets will be grandfathered and classified as PCD assets at the date of adoption. The PCD assets will be grossed up for the allowance for expected credit losses at the date of adoption and the noncredit discount will continue to be recognized in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses on PCD assets will be recorded through the allowance. The guidance becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The modeling aspects of ASU 2016-13 have introduced new concepts to the Company’s modeling process, including; economic loss driver factors; a reasonable and supportable forecast period; a reversion period; and inputs necessary for a discounted cash flow analysis.

The Company expects the January 1, 2020 adoption of ASU 2016-13, on a modified retrospective basis, to increase its allowance for credit losses by 50-65%, excluding an additional $1-3 million increase in the reserve for unfunded commitments. The Company’s recent acquisitions have contributed to the increase in the allowance for credit losses under ASU 2016-13, as PCI loans typically have a fair value discount, but do not have a material reserve under the current accounting model. The Company will also record an immaterial reserve on held-to-maturity securities. As the Company is still completing its review of the model validation, control documentation and process implementation, the actual adoption impact may be different.

In December 2018, the Federal banking regulators issued guidance to address the regulatory capital impact from the adoption of ASU 2016-13. The guidance provides an option to phase in the regulatory capital impact over a three-year period. The Company is planning on adopting the capital transition relief over the permissible three-year period.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2019. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Assessment of Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Act). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2019.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Governance:
The Company has adopted a Code of Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.enterprisebank.com.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2019. Additional information regarding these plans is included in “Item 8. Note 16 – Stockholders’ Equity and Compensation Plans” in this report.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	225,451	$10.14	1,311,689
Equity compensation plans not approved by security holders	—	—	—
Total	225,451	$10.14	1,311,689

(a)  Includes the following:

•	117,369 shares of common stock to be issued upon vesting of outstanding restricted stock units under the 2018 Stock Incentive Plan;

•	73,172 shares of common stock to be issued upon vesting of outstanding performance units under the 2018 Stock Incentive Plan;

•	28,300 shares of common stock to be issued upon exercise of outstanding stock options under the 2002 Stock Incentive Plan; and

•	6,610 shares of common stock to be issued upon deferral release of common stock under the 2018 Stock Incentive Plan and the Non-Management Director Stock Plan.

(b)  The weighted-average exercise price pertains only to the 28,300 shares under the outstanding stock options.

(c)  Includes the following:

•	521,573 shares of common stock available for issuance under the 2018 Stock Incentive Plan;

•	96,031 shares of common stock available for issuance under the Non-Management Director Stock Plan; and

•	694,085 shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan.

Additional information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

3.8	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2019 (File No. 001-15373)).

3.9	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on June 12, 2015 (File No. 001-15373)).

4.1+	Description of Registrant’s Securities.

4.2
Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Securities and Exchange Commission upon request.

10.1.1*
Executive Employment Agreement by and between Enterprise Financial Services Corp and James B. Lally, dated May 2, 2017 (incorporated by reference to Exhibit 10.1.1 to the Current Report on Form 8-K of Registrant, filed with the Commission on June 6, 2017 (File No. 001-15373)).

10.1.2*
Executive Employment Agreement dated September 13, 2013 by and between Enterprise Financial Services Corp and Keene S. Turner (incorporated by reference herein to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013 (File No. 001-15373)), amended by that First Amendment of Executive Employment Agreement dated as of February 27, 2015 (incorporated herein by reference to Exhibit 10.1.7 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015 (File No. 001-15373)), and amended by that Second Amendment to Executive Employment Agreement dated as of October 29, 2015 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2015 (File No. 001-15373)).

10.1.3*
Restricted Stock Unit Agreement dated as of December 7, 2018 by and between Registrant and Keene S. Turner (incorporated herein by reference to Exhibit 10.1.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-15373)).

10.1.4*
Executive Employment Agreement dated effective January 1, 2005 by and between Enterprise Financial Services Corp and Scott R. Goodman, amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 15, 2013 (File 001-15373)), and amended by that Second Amendment of Executive Employment Agreement dated October 11, 2013 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 17, 2014 (File 001-15373)).

10.1.5*
Amended and Restated Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Douglas N. Bauche (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)).

10.1.6*
Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Nicole M. Iannacone (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)).

10.1.7*
Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Mark G. Ponder (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)).

10.1.8*
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

10.1.10*
Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant’s Proxy Statement on Schedule 14-A filed on March 7, 2006, as amended on Schedule 14A filed on April 23, 2012 (File No. 001-15373), and as amended on Schedule 14A filed on April 17, 2019 (File No. 001-15373)).

10.1.11*
Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A, filed on March 7, 2006 and as amended on Schedule 14A filed on April 23, 2012 (File No. 001-15373)).

10.1.12*
Enterprise Financial Services Corp, 2013 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Schedule 14A, filed on March 26, 2013 (File No. 001-15373)).

10.1.13*
Form of Enterprise Financial Services Corp LTIP Grant Agreement pursuant to 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 001-15373)).

10.1.14*
Enterprise Financial Services Corp. Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018 (File No. 001-15373)).

10.1.15*
Enterprise Financial Services Corp. 2018 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018 (File No. 001-15373)).

10.1.16*
Form of Enterprise Financial Services Corp LTIP Grant Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 001-15373)).

10.2
Form of Voting Agreements, dated November 1, 2018, between Enterprise Financial Services Corp and shareholders of Trinity Capital Corporation (incorporated herein by reference to Exhibit A to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 2, 2018 (File No. 001-15373)).

10.3
Loan Agreement dated February 24, 2016 between US Bank National Association and Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 2015 (File No. 001-15373)), amended by the First Amendment to Loan Agreement dated as of February 23, 2017 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15373)), amended by the Second Amendment to Loan agreement dated as of February 23, 2018 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2017 (File No. 001-15373)),amended by the Third Amendment to Loan agreement dated as of February 22, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2018 (File No. 001-15373)), and amended by the Fourth Amendment to Loan agreement dated as of February 22, 2020, (filed herewith).

21.1+	Subsidiaries of Registrant.

23.1+	Consent of Deloitte & Touche LLP.

24.1+	Power of Attorney.

31.1+	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2+	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1+	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101+
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2019 and December 31, 2018; (ii) Consolidated Statement of Income for the years ended December 31, 2019, 2018, and 2017; (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017; (iv) Consolidated Statement of Changes in Equity for the years ended December 31, 2019, 2018, and 2017; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (vi) Notes to Financial Statements.

104+	The cover page of Enterprise Financial Services Corp’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.
+ Filed herewith

Note: In accordance with Item 601(b)(4)(iii) of Regulation S-K, Registrant hereby agrees to furnish to the SEC, upon its request, a copy of any instrument that defines the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries for which consolidated and unconsolidated financial statements are required to be filed and that authorizes a total amount of securities not in excess of ten percent of the total assets of the Registrant on a consolidated basis.

(b) The exhibits not incorporated by reference herein are filed herewith.

(c) The financial statement schedules are either included in the Notes to Consolidated Financial Statements or omitted if inapplicable.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2020.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2020.

Signatures	Title
/s/ James B. Lally	Chief Executive Officer and Director (Principal Executive Officer)
James B. Lally

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Troy R. Dumlao	Chief Accounting Officer (Principal Accounting Officer)
Troy R. Dumlao

/s/ John S. Eulich*
John S. Eulich	Chairman of the Board of Directors

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ James F. Deutsch*
James F. Deutsch	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ Anthony R. Scavuzzo*
Anthony R. Scavuzzo	Director

/s/ Eloise E. Schmitz*
Eloise E. Schmitz	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director
*By: /s/ Keene S. Turner
Keene S. Turner
Attorney-In-Fact
February 21, 2020