Form 10-Q
period 2020-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2020-05-06
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020.

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

As of May 4, 2020, the Registrant had 26,161,001 shares of outstanding common stock, $0.01 par value per share.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Glossary of Acronyms, Abbreviations and Entities

The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 and the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ACLL	Allowance for Credit Losses on Loans (excludes allowance for securities and allowance for unfunded commitments)	FDIC	Federal Deposit Insurance Corporation
ASC	Accounting Standards Codification	FHLB	Federal Home Loan Bank
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles (United States)
Bank	Enterprise Bank & Trust	LIBOR	London Interbank Offered Rate
C&I	Commercial and Industrial	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current Expected Credit Loss	PCD	Purchased Credit Deteriorated
Company	Enterprise Financial Services Corp and Subsidiaries	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flow	SBA	Small Business Administration
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
Enterprise	Enterprise Financial Services Corp and Subsidiaries	Trinity	Trinity Capital Corporation

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$98,619	$74,769
Federal funds sold	3,068	3,060
Interest-earning deposits (including $43,315 and $15,285 pledged as collateral, respectively)	81,996	89,427
Total cash and cash equivalents	183,683	167,256
Interest-earning deposits greater than 90 days	3,730	3,730
Securities available-for-sale	1,161,514	1,135,317
Securities held-to-maturity, net	178,932	181,166
Loans held-for-sale	8,430	5,570
Loans	5,457,517	5,314,337
Less: Allowance for credit losses on loans	92,187	43,288
Total loans, net	5,365,330	5,271,049
Other investments	41,703	38,044
Fixed assets, net	59,358	60,013
Goodwill	210,344	210,344
Intangible assets, net	24,585	26,076
Other assets	263,034	235,226
Total assets	$7,500,643	$7,333,791

Liabilities and Shareholders' Equity
Noninterest-bearing deposit accounts	$1,354,571	$1,327,348
Interest-bearing transaction accounts	1,389,603	1,367,444
Money market accounts	1,925,415	1,713,615
Savings accounts	554,413	536,169
Certificates of deposit:
Brokered	170,667	215,758
Other	595,237	610,689
Total deposits	5,989,906	5,771,023
Subordinated debentures and notes	141,336	141,258
FHLB advances	222,000	222,406
Other borrowings	173,061	230,886
Notes payable	32,857	34,286
Other liabilities	95,047	66,747
Total liabilities	$6,654,207	$6,466,606

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 28,140,602 and 28,067,087 shares issued, respectively	281	281
Treasury stock, at cost; 1,980,093 and 1,523,842 shares, respectively	(73,528)	(58,181)
Additional paid in capital	525,838	526,599
Retained earnings	370,748	380,737
Accumulated other comprehensive income	23,097	17,749
Total shareholders' equity	846,436	867,185
Total liabilities and shareholders' equity	$7,500,643	$7,333,791
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Interest income:
Interest and fees on loans	$67,169	$61,025
Interest on debt securities:
Taxable	7,557	5,475
Nontaxable	1,489	447
Interest on interest-earning deposits	300	447
Dividends on equity securities	173	223
Total interest income	76,688	67,617
Interest expense:
Deposits	9,888	11,820
Subordinated debentures and notes	1,919	1,648
FHLB advances	895	1,398
Notes payable and other borrowings	618	408
Total interest expense	13,320	15,274
Net interest income	63,368	52,343
Provision for credit losses	22,264	1,476
Net interest income after provision for credit losses	41,104	50,867
Noninterest income:
Service charges on deposit accounts	3,143	2,935
Wealth management revenue	2,501	1,992
Card services revenue	2,247	1,790
Tax credit income	2,036	158
Miscellaneous income	3,481	2,355
Total noninterest income	13,408	9,230
Noninterest expense:
Employee compensation and benefits	21,685	19,352
Occupancy	3,347	2,637
Data processing	2,082	1,906
Professional fees	862	746
Merger-related expenses	—	7,270
Other	10,697	7,927
Total noninterest expense	38,673	39,838

Income before income tax expense	15,839	20,259
Income tax expense	2,971	4,103
Net income	$12,868	$16,156

Earnings per common share
Basic	$0.49	$0.68
Diluted	0.48	0.67
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2020	2019
Net income	$12,868	$16,156
Other comprehensive income (loss), after-tax:
Change in unrealized gain on available-for-sale debt securities	10,564	11,502
Reclassification adjustment for realized (gain) loss on sale of available-for-sale debt securities	(3)	220
Reclassification of (gain) loss on held-to-maturity securities	(156)	2
Change in unrealized loss on cash flow hedges arising during the period	(5,180)	(952)
Reclassification of loss on cash flow hedges	123	—
Total other comprehensive income, after-tax	5,348	10,772
Comprehensive income	$18,216	$26,928

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2019	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	—	—	—	12,868	—	12,868
Other comprehensive income	—	—	—	—	5,348	5,348
Comprehensive income	—	—	—	12,868	5,348	18,216
Cash dividends paid on common shares, $0.18 per share	—	—	—	(4,743)	—	(4,743)
Repurchase of common shares	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, 73,515 shares, net	—	—	(1,721)	—	—	(1,721)
Share-based compensation	—	—	960	—	—	960
Reclassification for the adoption of ASU 2016-13 (CECL)	—	—	—	(18,114)	—	(18,114)
Balance at March 31, 2020	$281	$(73,528)	$525,838	$370,748	$23,097	$846,436

(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	—	—	—	16,156	—	16,156
Other comprehensive income	—	—	—	—	10,772	10,772
Comprehensive income	—	—	—	16,156	10,772	26,928
Cash dividends paid on common shares, $0.14 per share	—	—	—	(3,763)	—	(3,763)
Issuance under equity compensation plans, 75,089 shares, net	1	—	(1,941)	—	—	(1,940)
Share-based compensation	—	—	921	—	—	921
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares	40	—	171,845	—	—	171,885
Balance at March 31, 2019	$280	$(42,655)	$521,761	$316,959	$1,490	$797,835
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands, except share data)	2020	2019
Cash flows from operating activities:
Net income	$12,868	$16,156
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,524	1,162
Provision for credit losses	22,264	1,476
Deferred income taxes	(183)	2,727
Net amortization of debt securities	1,054	407
Amortization of intangible assets	1,491	838
Mortgage loans originated-for-sale	(33,537)	(4,087)
Proceeds from mortgage loans sold	30,888	3,825
Loss (gain) on:
Sale of investment securities	(4)	292
Valuation adjustments and sale of other real estate	52	(66)
Sale of state tax credits	(124)	(158)
Share-based compensation	960	921
Net accretion of loan discount	(2,510)	(596)
Changes in other assets and liabilities, net	(2,181)	(7,185)
Net cash provided by operating activities	32,562	15,712
Cash flows from investing activities:
Acquisition cash purchase price, net of cash and cash equivalents acquired	—	(23,376)
Net decrease (increase) in loans	(134,482)	13,855
Proceeds received from:
Sale of debt securities, available-for-sale	207	259,420
Paydown or maturity of debt securities, available-for-sale	55,932	27,684
Paydown or maturity of debt securities, held-to-maturity	1,595	1,269
Redemption of other investments	24,310	11,744
Sale of state tax credits held for sale	1,186	2,381
Sale of other real estate	443	66
Payments for the purchase of:
Available-for-sale debt securities	(69,336)	(221,711)
Other investments	(28,809)	(14,977)
State tax credits held for sale	(3,780)	(1,852)
Fixed assets, net	(918)	(1,268)
Net cash (used in) provided by investing activities	(153,652)	53,235
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	27,223	(83,290)
Net increase (decrease) in interest-bearing deposit accounts	191,659	(48,770)
Repayments of FHLB advances, net	(300)	105,025
Proceeds from notes payable	—	40,000
Repayments of notes payable	(1,429)	(2,000)
Net decrease in other borrowings	(57,825)	(49,279)
Cash dividends paid on common stock	(4,743)	(3,763)
Payments for the repurchase of common stock	(15,347)	—
Payments for the issuance of equity instruments, net	(1,721)	(1,940)
Net cash provided by (used in) financing activities	137,517	(44,017)
Net increase in cash and cash equivalents	16,427	24,930
Cash and cash equivalents, beginning of period	167,256	196,552
Cash and cash equivalents, end of period	$183,683	$221,482
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,026	$14,020
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$—	$1,372
Right-of-use assets obtained in exchange for lease obligations	200	—
Common shares issued in connection with acquisition	—	171,885

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

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology commonly referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities.
The Company adopted this standard using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded an after-tax decrease to retained earnings of $18.1 million as of January 1, 2020 for the cumulative effect of adopting this standard.
The Company adopted this standard using the prospective transition approach for PCD assets that were previously classified as PCI assets. Management did not reassess whether PCI assets met the criteria of PCD assets as of the date of the adoption.

The Company elected not to maintain PCI pools for certain loans which are now accounted for individually. Thus they are now included in nonperforming and classified loans. Management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

The following table illustrates the impact of adoption:

($ in thousands)	December 31, 2019	Impact of Adoption	January 1, 2020
Assets:
Loans	$5,314,337	$7,091	$5,321,428
Allowance for credit losses on loans	43,288	28,387	71,675
Allowance for credit losses on held-to-maturity debt securities	—	303	303
Deferred tax asset	14,851	5,898	20,749

Liabilities:
Reserve for unfunded commitments	430	2,413	2,843

Shareholders’ Equity
Retained Earnings	380,737	(18,114)	362,623

The Company also adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” on January 1, 2020. The Company previously selected the option to adopt the removal or modification of disclosures during the second quarter of 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. The adoption of this update did not have a material effect on the Company's consolidated financial statements.

Accounting Standards Issued but not yet Adopted

FASB ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In March 2020, the FASB issued “Reference Rate Reform (Topic 848)” which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for contract modifications as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the optional expedients and exceptions and has not yet determined the impact this standard may have on its consolidated financial statements.

Loans
The Company has elected to present the accrued interest receivable balance separate from amortized cost basis, exclude accrued interest receivable balances from the tabular disclosures, and not to estimate an ACL on accrued interest receivable as these amounts are timely written off as a credit loss expense.

Accrued interest receivable totaled $16.7 million at March 31, 2020 and was reported in Other Assets on the consolidated balance sheets.

PCD Loans
The Company has purchased loans, some of which have experienced more than significant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL is determined using the same methodology as other loans held for investment. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision expense.

Allowance for Credit Losses on Loans
The ACLL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The ACLL is measured on a collective basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

C&I – C&I loans consist of loans to small and medium-sized businesses in a wide variety of industries. These loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk arises primarily due to a difference between expected and actual cash flows of the borrower. However, the recoverability of these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. Included within C&I are revolving loans supported by borrowing bases that fluctuate depending on the amount of underlying collateral. A portion of C&I loans consists of enterprise value lending, which are loans with senior debt exposure to private equity backed companies.

CRE – CRE loans include various types of loans for which the Company holds real property as collateral. Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship. The primary risks of CRE loans include the borrower’s inability to pay, material decreases in the value of the real estate being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.

Construction and Land Development – The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, commercial office, and industrial projects. Construction loans are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

Residential Real Estate – The Company originates loans to finance one- to four-family residences, secured by both first and second liens. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral. Residential loans with a second lien are inherently riskier due to the junior lien position.

Agricultural – Agricultural loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property. Agricultural loans are included as a component of CRE and C&I loans.

Consumer – The Company provides a broad range of consumer loans to customers, including personal lines of credit, credit cards and automobile loans. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

The Company utilizes a DCF method to measure the ACL on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized a regression analysis to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical or peer evaluations. National unemployment is a loss driver used in nearly all portfolios, except Consumer. The annual percentage change in gross domestic product is also used in C&I, Construction, Agricultural and Consumer portfolios. The annual percentage change in a commercial real estate index, national house price index and the consumer price index are used in the CRE, Residential Real Estate and Consumer portfolios, respectively. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company uses a one-year reasonable and supportable forecast that considers baseline, upside and downside economic scenarios. For periods beyond the forecast period, the Company reverts to historical loss rates on a straight-line basis over a six-month period.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Net income as reported	$12,868	$16,156

Weighted average common shares outstanding	26,473	23,927
Additional dilutive common stock equivalents	66	156
Weighted average diluted common shares outstanding	26,539	24,083

Basic earnings per common share:	$0.49	$0.68
Diluted earnings per common share:	0.48	0.67

For the three months ended March 31, 2020 and 2019 common stock equivalents of approximately 62,000 and 122,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and held to maturity:

	March 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,960	$270	$—	$—	$10,230
Obligations of states and political subdivisions	243,863	10,373	(205)	—	254,031
Agency mortgage-backed securities	863,698	23,465	(496)	—	886,667
U.S. Treasury bills	9,973	613	—	—	10,586
Total securities available for sale	$1,127,494	$34,721	$(701)	$—	$1,161,514
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,688	$153	$—	$(1)	$11,840
Agency mortgage-backed securities	44,720	1,924	—	—	46,644
Corporate debt securities	122,827	162	(3,090)	(302)	119,597
Total securities held-to-maturity	$179,235	$2,239	$(3,090)	$(303)	$178,081
Less: Allowance for credit losses	303
Total securities held-to-maturity, net	$178,932

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,954	$92	$—	$10,046
Obligations of states and political subdivisions	207,269	6,118	(363)	213,024
Agency mortgage-backed securities	888,129	15,083	(1,191)	902,021
U.S. Treasury Bills	$9,971	$255	$—	$10,226
Total securities available for sale	$1,115,323	$21,548	$(1,554)	$1,135,317
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,704	$170	$—	$11,874
Agency mortgage-backed securities	46,346	675	—	47,021
Corporate debt securities	123,116	128	(200)	123,044
Total securities held to maturity	$181,166	$973	$(200)	$181,939

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $431.7 million and $484.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 3 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,018	$2,054	$—	$—
Due after one year through five years	26,301	27,369	4,444	4,503
Due after five years through ten years	10,205	10,576	130,071	126,934
Due after ten years	225,272	234,848	—	—
Agency mortgage-backed securities	863,698	886,667	44,720	46,644
	$1,127,494	$1,161,514	$179,235	$178,081

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	March 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$10,475	$205	$—	$—	$10,475	$205
Agency mortgage-backed securities	82,614	415	5,198	81	87,812	496
	$93,089	$620	$5,198	$81	$98,287	$701

The following table represents a summary of investment securities that had an unrealized loss:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	56,327	363	—	—	56,327	363
Agency mortgage-backed securities	131,693	756	41,491	435	173,184	1,191
Corporate debt securities	67,964	200	—	—	67,964	200
	$255,984	$1,319	$41,491	$435	$297,475	$1,754

The unrealized losses at both March 31, 2020 and December 31, 2019, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2020, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired. Accrued interest receivable on available-for-sale debt securities totaled $4.5 million at March 31, 2020 and is excluded from the estimate of credit losses.

Accrued interest receivable on held-to-maturity debt securities totaled $1.4 million at March 31, 2020 and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2020, the ACL on held-to-maturity securities was $0.3 million.

NOTE 4 - LOANS

Below is a summary of loans by category at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$2,469,013	2,361,157
Real estate:
Commercial - investor owned	1,327,814	1,299,884
Commercial - owner occupied	720,543	697,437
Construction and land development	469,627	457,273
Residential	346,758	366,261
Total real estate loans	2,864,742	2,820,855
Consumer and other	126,212	134,941
Loans, before unearned loan fees	5,459,967	5,316,953
Unearned loan fees, net	(2,450)	(2,616)
Loans, including unearned loan fees	$5,457,517	$5,314,337

The loan balance at March 31, 2020 includes a discount on acquired loans of $24.5 million. At March 31, 2020 loans of $2.7 billion were pledged to FHLB and the Federal Reserve Bank.

A summary of the activity in the ACLL by category through March 31, 2020 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer and other	Total
Allowance for credit losses on loans:
Balance at December 31, 2019	$27,455	$5,935	$4,873	$2,611	$1,280	$1,134	$43,288
CECL adoption	6,494	10,726	2,598	5,183	3,470	(84)	28,387
PCD loans immediately charged off	—	(5)	(57)	(217)	(1,401)	—	(1,680)
Balance at January 1, 2020	$33,949	$16,656	$7,414	$7,577	$3,349	$1,050	$69,995
Provision for credit losses	11,591	3,224	1,994	2,309	2,011	566	21,695
Charge-offs	(63)	(2)	—	(31)	(122)	(86)	(304)
Recoveries	504	14	69	40	157	17	801
Balance at March 31, 2020	$45,981	$19,892	$9,477	$9,895	$5,395	$1,547	$92,187

On January 1, 2020, the Company adopted the CECL methodology which added $28.4 million to the ACLL. Upon adoption, $1.7 million of nonaccrual PCD loans that were less than $100,000 were immediately charged-off. Under the CECL method, the Company recorded a $21.7 million provision for credit losses on loans in the first quarter 2020, compared to a $1.5 million provision for loan losses in the first quarter 2019 under the incurred loss method. The increase in the provision for credit losses on loans is due to the Company’s forecast of macroeconomic factors over the next 12 months, which significantly decreased in the first quarter 2020 due to the COVID-19 pandemic. The CECL methodology incorporates various economic scenarios, including baseline, upside and downside scenarios. In the first quarter 2020, the Company changed its weighting of economic scenarios to capture more downside risk in the economy. This changed added $2.2 million to the ACLL in the first quarter 2020.

The recorded investment in nonperforming loans by category at March 31, 2020 and December 31, 2019, is as follows:

	March 31, 2020
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$22,729	$3,731	$71	$26,531	$17,915
Real estate:
Commercial - investor owned	4,115	—	—	4,115	2,576
Commercial - owner occupied	2,110	—	—	2,110	1,114
Construction and land development	214	—	—	214	214
Residential	4,075	79	—	4,154	3,086
Consumer and other	25	—	55	80	—
Total	$33,268	$3,810	$126	$37,204	$24,905

There was no interest income recognized on nonaccrual loans in the first quarter 2020.

	December 31, 2019
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans
Commercial and industrial	$22,328	$—	$250	$22,578
Real estate:
Commercial - investor owned	2,303	—	—	2,303
Commercial - owner occupied	213	—	—	213
Residential	1,251	79	—	1,330
Consumer and other	1	—	—	1
Total	$26,096	$79	$250	$26,425

The following table presents the amortized cost basis of collateral-dependent nonperforming loans by class of loan at March 31, 2020:

	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$13,051	$—	$5,910
Real estate:
Commercial - investor owned	4,115	—	—
Commercial - owner occupied	1,521	—	—
Construction and land development	—	214	—
Residential	—	3,927	—
Total	$18,687	$4,141	$5,910

The recorded investment by category for loans restructured during the three months ended March 31, 2020 is as follows:

	March 31, 2020
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$3,731	$3,731
Real estate:
Residential	2	155	155
Total	3	$3,886	$3,886

There were no loans restructured during the three months ended March 31, 2019.

There were no troubled debt restructured loans that subsequently defaulted during the three months ended March 31, 2020 or 2019.

The aging of the recorded investment in past due loans by class at March 31, 2020 is shown below.

	March 31, 2020
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$24,898	$9,491	$34,389	$2,434,624	$2,469,013
Real estate:
Commercial - investor owned	1,996	3,438	5,434	1,322,380	1,327,814
Commercial - owner occupied	3,870	1,182	5,052	715,491	720,543
Construction and land development	95	—	95	469,532	469,627
Residential	5,124	1,482	6,606	340,152	346,758
Consumer and other	459	75	534	123,228	123,762
Total	$36,442	$15,668	$52,110	$5,405,407	$5,457,517

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

•
Grade 7 – Watch credits are borrowers that have experienced financial setback of a nature that is not determined to be severe or influence ‘ongoing concern’ expectations. Although possible, no loss is anticipated at this time, due to strong collateral and/or guarantor support.

•
Grade 8 – Substandard credits include those borrowers characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.

•
Grade 9 – Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. The borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on nonaccrual.

The recorded investment by risk category of the loans by class at March 31, 2020, which is based upon the most recent analysis performed is as follows:

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$274,021	$623,511	$328,712	$188,489	$53,064	$126,446	$2,557	$660,675	$2,257,475
Watch (7)	780	17,643	5,258	11,986	23,454	524	506	66,449	126,600
Classified (8-9)	649	20,887	8,438	3,881	5,253	3,581	431	26,687	69,807
Total Commercial and industrial	$275,450	$662,041	$342,408	$204,356	$81,771	$130,551	$3,494	$753,811	$2,453,882

Commercial real estate-investor owned
Pass (1-6)	$114,369	$356,099	$229,830	$154,406	$173,623	$204,948	$1,745	$52,875	$1,287,895
Watch (7)	113	10,395	1,305	400	12,614	1,623	—	—	26,450
Classified (8-9)	—	978	8,043	445	246	3,757	—	—	13,469
Total Commercial real estate-investor owned	$114,482	$367,472	$239,178	$155,251	$186,483	$210,328	$1,745	$52,875	$1,327,814

Commercial real estate-owner occupied
Pass (1-6)	$50,382	$226,562	$99,918	$89,750	$58,499	$96,149	$2,797	$44,271	$668,328
Watch (7)	2,775	8,802	370	9,904	8,641	5,313	—	5,900	41,705
Classified (8-9)	—	1,131	5,212	—	—	4,167	—	—	10,510
Total Commercial real estate-owner occupied	$53,157	$236,495	$105,500	$99,654	$67,140	$105,629	$2,797	$50,171	$720,543

Construction real estate
Pass (1-6)	$23,035	$184,561	$123,931	$63,034	$28,407	$14,672	$—	$17,410	$455,050
Watch (7)	966	11,448	1,262	69	—	563	—	—	14,308
Classified (8-9)	—	226	—	—	—	43	—	—	269
Total Construction real estate	$24,001	$196,235	$125,193	$63,103	$28,407	$15,278	$—	$17,410	$469,627

Residential real estate
Pass (1-6)	$12,356	$37,811	$23,381	$24,306	$38,082	$132,715	$245	$65,660	$334,556
Watch (7)	1	1,045	875	—	4	2,683	—	1,093	5,701
Classified (8-9)	—	1,715	767	13	131	2,882	—	49	5,557
Total residential real estate	$12,357	$40,571	$25,023	$24,319	$38,217	$138,280	$245	$66,802	$345,814

Consumer and other
Pass (1-6)	$1,257	$26,478	$20,911	$1,735	$5,535	$35,940	$—	$29,311	$121,167
Watch (7)	—	2	—	—	—	1	—	1	4
Classified (8-9)	—	2	4	6	—	24	10	24	70
Total consumer and other	$1,257	$26,482	$20,915	$1,741	$5,535	$35,965	$10	$29,336	$121,241

In the table above, loan originations in 2020 and 2019 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.
The following table presents the recorded investment on loans based on payment activity:

	March 31, 2020
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$15,060	$71	$15,131
Real estate:
Residential	944	—	944
Consumer and other	2,465	56	2,521
Total	$18,469	$127	$18,596

The recorded investment by risk category of loans by class at December 31, 2019, was as follows:

	December 31, 2019
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total*
Commercial and industrial	$2,151,084	$124,718	$70,021	$2,345,823
Real estate:
Commercial - investor owned	1,242,569	17,572	2,840	1,262,981
Commercial - owner occupied	643,276	28,773	6,473	678,522
Construction and land development	437,134	12,140	106	449,380
Residential	348,246	4,450	2,496	355,192
Consumer and other	132,096	3	51	132,150
Total	$4,954,405	$187,656	$81,987	$5,224,048
*Excludes $90.3 million of loans accounted for as PCI

In response to the COVID-19 pandemic, the Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. As of April 30, 2020, $392.1 million loans have participated in the programs, including $190.8 million loans deferring interest payments of $2.2 million. In addition, the Company has been actively participating in the PPP since the SBA began accepting applications in April 2020. In the second quarter 2020, the Company expects to fund $856.5 million in PPP loans that have been approved by the SBA.

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

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2020, and December 31, 2019, are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$1,411,151	$1,469,413
Letters of credit	50,981	47,969

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2020, and December 31, 2019, approximately $138.1 million and $144.8 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities include $3.7 million and 0.4 million for estimated losses attributable to the unadvanced commitments at March 31, 2020, and December 31, 2019, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2020, the approximate remaining terms of standby letters of credit range from 1 month to 4 years.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. These cash flow hedges include: (1) swaps of variable three-month LIBOR on $62.0 million of junior subordinated debentures to a weighted-average-fixed rate of 2.62% over approximately six years, (2) a swap of the federal funds effective rate on $100.0 million of rolling FHLB overnight advances to a fixed rate of 1.12% for three years, and (3) a swap of three-month LIBOR on $100.0 million of rolling three-month FHLB advances for five years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.2 million will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not considered speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings as a component of other noninterest income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2020 and December 31, 2019.

	Derivative Assets						Derivative Liabilities
	March 31, 2020			December 31, 2019			March 31, 2020		December 31, 2019
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	$261,962	Other Assets	$—	$61,962	Other Assets	$—	Other Liabilities	$9,587	Other Liabilities	$2,872
Total			$—			$—		$9,587		$2,872

Derivatives not Designated as Hedging Instruments
Interest rate swap	$842,899	Other Assets	$33,697	$749,819	Other Assets	$11,055	Other Liabilities	$33,732	Other Liabilities	$11,875
Total			$33,697			$11,055		$33,732		$11,875

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are subject to offsetting as of March 31, 2020 and December 31, 2019. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of March 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$33,697	$—	$33,697	$13	$—	$33,683

Liabilities:
Interest rate swap	$43,319	$—	$43,319	$13	$42,746	$560
Securities sold under agreements to repurchase	173,061	—	173,061	—	173,061	—

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$11,055	$—	$11,055	$56	$—	$10,999

Liabilities:
Interest rate swap	$14,747	$—	$14,747	$56	$14,573	$118
Securities sold under agreements to repurchase	230,886	—	230,886	—	230,886	—

As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $43.3 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $43.3 million.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,230	$—	$10,230
Obligations of states and political subdivisions	—	254,031	—	254,031
Agency mortgage-backed securities	—	886,667	—	886,667
U.S. Treasury bills	—	10,586	—	10,586
Total securities available for sale	—	1,161,514	—	1,161,514
Derivatives	—	33,697	—	33,697
Total assets	$—	$1,195,211	$—	$1,195,211

Liabilities
Derivatives	$—	$43,319	$—	$43,319
Total liabilities	$—	$43,319	$—	$43,319

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,046	$—	$10,046
Obligations of states and political subdivisions	—	213,024	—	213,024
Residential mortgage-backed securities	—	902,021	—	902,021
U.S. Treasury bills	—	10,226	—	10,226
Total securities available-for-sale	—	1,135,317	—	1,135,317
Derivative financial instruments	—	11,055	—	11,055
Total assets	$—	$1,146,372	$—	$1,146,372

Liabilities
Derivatives	$—	$14,747	$—	$14,747
Total liabilities	$—	$14,747	$—	$14,747

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$288	$—	$—	$288
Other real estate	3,902	—	—	3,902
Total	$4,190	$—	$—	$4,190

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity	178,932	178,081	Level 2	181,166	181,939	Level 2
Other investments	41,703	41,703	Level 2	38,044	38,044	Level 2
Loans held for sale	8,430	8,430	Level 2	5,570	5,570	Level 2
Loans, net	5,365,330	5,255,133	Level 3	5,271,049	5,205,651	Level 3
State tax credits, held for sale	39,521	44,539	Level 3	36,802	39,046	Level 3

Balance sheet liabilities
Certificates of deposit	765,904	772,208	Level 3	826,447	825,203	Level 3
Subordinated debentures and notes	141,336	127,064	Level 2	141,258	130,985	Level 2
FHLB advances	222,000	223,074	Level 2	222,406	221,402	Level 2
Other borrowings	205,918	205,894	Level 2	265,172	265,172	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income after-tax by component:

(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749
Net change	10,561	(156)	(5,057)	5,348
Balance, March 31, 2020	$25,538	$4,778	$(7,219)	$23,097

(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, December 31, 2018	$(9,047)	$(235)	$—	$(9,282)
Net change	11,722	2	(952)	10,772
Balance, March 31, 2019	$2,675	$(233)	$(952)	$1,490

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended March 31,
(in thousands)	2020			2019
	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale debt securities	$14,029	$3,465	$10,564	$15,275	$3,773	$11,502
Reclassification adjustment for realized (gain) loss on sale of available-for-sale debt securities(a)	(4)	(1)	(3)	292	72	220
Reclassification of (gain) loss on held-to-maturity securities(b)	(207)	(51)	(156)	3	1	2
Change in unrealized loss on cash flow hedges arising during the period	(6,879)	(1,699)	(5,180)	(1,264)	(312)	(952)
Reclassification of loss on cash flow hedges(b)	163	40	123	—	—	—
Total other comprehensive income	$7,102	$1,754	$5,348	$14,306	$3,534	$10,772
(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements
Some of the information in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of statements about the future performance, operations products and services of the Company and its subsidiaries. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways.  Other factors that could cause or contribute to such differences include, but are not limited to: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting policies and practices or accounting standards, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as CECL model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2020; uncertainty regarding the future of LIBOR; natural disasters, war or terrorist activities, or pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which we operate; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2019 Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2020 compared to the financial condition as of December 31, 2019. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Pandemic

On January 31, 2020, the Secretary of Health and Human Services declared a public health emergency due to the global outbreak of a new strain of coronavirus (COVID-19). On March 13, 2020, the President of the United States proclaimed the COVID-19 as a national emergency, following the World Health Organization’s categorization of the outbreak as a pandemic. COVID-19 continues to aggressively spread globally, including throughout the United States. The pandemic and resulting travel bans, closure of non-essential businesses, social distancing measures and government responses across the country have had a profound impact on the global economy, financial markets and how business has been conducted across all industries and have affected many of the Company’s customers and clients. To the extent that the economic impacts of the pandemic continue for a prolonged period and conditions stagnate or worsen, our provision for credit losses, noninterest income, and profitability may be adversely affected.

The Company has taken proactive and disciplined steps to promote the safety and overall wellbeing of its employees, customers and stakeholders, as well as to manage its financial performance. Steps taken include activation of the Company’s business continuity plan, formation of a communication and action task force, cost containment measures, restrictions on business travel, conversion of in-person meetings to virtual and a work-from-home mandate. The Company has also worked with its customers to implement appropriate loan deferral strategies in certain circumstances.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The CARES Act contains provisions to assist individuals and businesses, including the SBA’s Paycheck Protection Program. The PPP provided $349 billion in guaranteed loans that are forgivable if certain requirements are met. On April 24, 2020, an additional $310 million was added to the PPP program. The Company has been actively participating in the PPP since the SBA began accepting applications in April 2020. In the second quarter 2020, the Company expects to fund $856.5 million in PPP loans that have been approved by the SBA. The CARES Act included a provision that allowed depository institutions the option to defer adoption of the CECL standard to the earlier of (1) the end of the COVID-19 national emergency or (2) December 31, 2020. The Company did not elect the deferral option.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The statement also encourages institutions to work constructively with borrowers affected by COVID-19 and states that the agencies will not criticize supervised institutions for prudent loan modifications. Both the CARES Act and the interagency statement provide relief from the accounting and reporting implications of troubled debt restructurings. The Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. As of April 30, 2020, $392.1 million loans have participated in the programs, including $190.8 million loans deferring interest payments of $2.2 million.

Critical Accounting Policies

The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. If different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has prepared the consolidated financial information in this report in accordance with GAAP. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The three months ended March 31, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

Allowance for Credit Losses

On January 1, 2020, the Company adopted Accounting Standard Update 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard, referred to as CECL, requires an estimate of lifetime expected credit losses on certain financial assets measured at amortized cost.

The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on historical loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs.

Goodwill and Other Intangible Assets

The Company completes a goodwill impairment test in the fourth quarter each year or whenever events or changes in circumstances indicate the Company may not be able to recover the goodwill, or intangible assets, respective carrying amount. The impairment test involves the use of various estimates and assumptions. Management believes the estimates and assumptions utilized are reasonable.

Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. The Company has one reporting unit and one operating segment.

Potential impairments to goodwill must first be identified by performing a qualitative assessment that evaluates relevant events or circumstances to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. If this test indicates it is more likely than not that goodwill has been impaired, then a quantitative impairment test is completed. The quantitative impairment test calculates the fair value of the reporting unit and compares it with its carrying amount, including goodwill. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

Intangible assets other than goodwill, such as core deposit intangibles, determined to have finite lives are amortized over their estimated remaining useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In the first quarter 2020, an assessment of goodwill and intangibles was performed due to a decrease in the Company’s market capitalization below book value. The impairment evaluation of goodwill and intangible balances did not identify any impairment in the first quarter 2020, though there can be no assurance that prolonged market volatility resulting from the COVID-19 pandemic will not result in impairments to goodwill or other intangibles in future periods.

Executive Summary

The Company closed its acquisition of Trinity on March 8, 2019. The results of operations of Trinity are included in our results from this date forward, which may affect certain comparisons to the first quarter of 2019.

Below are highlights of our financial performance for the three months ended March 31, 2020 and 2019.

(in thousands, except per share data)	At or for the three months ended
	March 31, 2020	March 31, 2019
EARNINGS
Total interest income	$76,688	$67,617
Total interest expense	13,320	15,274
Net interest income	63,368	52,343
Provision for credit losses	22,264	1,476
Net interest income after provision for credit losses	41,104	50,867
Total noninterest income	13,408	9,230
Total noninterest expense	38,673	39,838
Income before income tax expense	15,839	20,259
Income tax expense	2,971	4,103
Net income	$12,868	$16,156

Basic earnings per share	$0.49	$0.68
Diluted earnings per share	0.48	0.67

Return on average assets	0.70%	1.10%
Return on average common equity	5.98	9.89
Return on average tangible common equity[1]	8.22	12.93
Net interest margin (tax equivalent)	3.79	3.87
Core net interest margin[1]	3.71	3.79
Efficiency ratio	50.37	64.70
Core efficiency ratio[1]	51.21	54.06
Book value per common share	$32.36	$29.68
Tangible book value per common share[1]	23.38	20.80

ASSET QUALITY
Net charge-offs	$1,183	$1,826
Nonperforming loans	37,204	9,607
Classified assets	104,754	79,750
Nonperforming loans to total loans	0.68%	0.19%
Nonperforming assets to total assets	0.56	0.24
ACLL to total loans	1.69	0.86
Net charge-offs to average loans (annualized)	0.09	0.16

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

For the first quarter 2020 compared to the first quarter 2019, the Company notes the following trends:

•
For the first quarter 2020, the Company had net income of $12.9 million and earnings per share of $0.48, compared to net income of $16.2 million and earnings per share of $0.67 in the prior year period. Net income and earnings per share for the first quarter 2020 were impacted from $22.3 million pretax ($16.8 million after tax), of provision for credit losses. The increase in the provision for credit losses was primarily due to a change in the economic forecast in the first quarter 2020.

•
Net interest income for the first quarter 2020 increased $11.0 million to $63.4 million over the prior year period. The acquisition of Trinity along with organic loan growth and an expanded investment portfolio supported the increase in net interest income over the prior year period. A decrease in earning-asset yields was offset by a corresponding decrease in interest-bearing yields.

•
The net interest margin for the first quarter 2020 decreased eight basis points to 3.79% over the prior year period. The core net interest margin,[1] which excludes incremental accretion on non-core acquired loans, had a corresponding decrease. The decline in net interest margin was primarily caused by the reduction in short-term rates since the first quarter 2019. Additionally, the overall mix of interest-earning assets negatively impacted net interest margin due to a larger investment portfolio that represented 21% of average earning assets in the first quarter 2020, compared to 18% in the first quarter 2019.

•
Noninterest income for the first quarter 2020 increased $4.2 million compared to the prior year period due to contributions from Trinity in wealth management and card services revenue. Tax credit income, swap fees and a claim on bank-owned life insurance also contributed to the year-over-year increase.

•
Noninterest expense for the first quarter 2020 decreased $1.2 million compared to the prior year period. The decrease is primarily due to a reduction in merger-related expenses, offset by the ongoing operating expenses from the Trinity acquisition, including planned cost savings from the transaction.

Balance sheet highlights:

Loans – Total loans grew $143.2 million from December 31, 2019, or 10.8% annualized, to $5.5 billion as of March 31, 2020. Growth in the loan portfolio was broad-based across most lending categories. Subsequent to March 31, 2020, the Company facilitated the SBA’s Paycheck Protection Program for its customers, which provides small businesses a loan to keep their workforce employed during the COVID-19 crisis. In the second quarter 2020, the Company expects to fund $856.5 million in PPP loans that have been approved by the SBA.

•
Deposits – Total deposits grew $218.9 million from December 31, 2019, or 15.3% annualized, to $6.0 billion as of March 31, 2020 from the end of 2019. Core deposits, defined as total deposits excluding time deposits, were $5.2 billion at March 31, 2020, an increase of $279.4 million, or 6% compared to December 31, 2019. The ratio of noninterest-bearing deposits to total deposits was stable at 23% at both March 31, 2020 and December 31, 2019.

•
Asset quality – Nonperforming loans were $37.2 million at March 31, 2020, compared to $26.4 million at December 31, 2019. Nonperforming loans represented 0.68% and 0.50% of total loans at March 31, 2020 and December 31, 2019, respectively. The adoption of CECL on January 1, 2020, increased nonperforming loans by $6.8 million due to the reclassification of loans previously accounted for in performing pools of loans.

•
The provision for credit losses was $22.3 million for the first quarter 2020, compared to $1.5 million for the prior year period. See “Item 1. Note 4 – Loans,” and “Provision and Allowance for Credit Losses” of this Quarterly Report on Form 10-Q for more information.

•
Shareholders’ equity – The Company repurchased 456,251 shares at an average price of $33.64 per share in the first quarter of 2020. As of March 31, 2020, the Company has temporarily suspended its repurchase of shares through the share repurchase plan. There are 95,907 shares available for repurchase under the existing authorization.

1A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following tables present, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as the corresponding interest rates earned and paid, all on a tax equivalent basis. Non-core acquired loans noted in the table below were acquired from the FDIC and were previously covered by shared-loss agreements.

	Three months ended March 31,
	2020			2019
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$5,299,837	$65,318	4.96%	$4,468,412	$59,227	5.38%
Tax-exempt portfolio loans (2)	37,175	491	5.31	28,021	424	6.14
Non-core acquired loans - contractual	15,231	208	5.49	14,954	322	8.73
Non-core acquired loans - incremental accretion		1,273	33.62		1,157	31.37
Total loans	5,352,243	67,290	5.06	4,511,387	61,130	5.50
Taxable debt and equity investments	1,117,249	7,730	2.78	831,627	5,698	2.78
Non-taxable debt and equity investments (2)	239,719	1,978	3.46	65,309	594	3.69
Short-term investments	92,248	300	1.31	102,166	447	1.77
Total securities and short-term investments	1,449,216	10,008	2.80	999,102	6,739	2.74
Total interest-earning assets	6,801,459	77,298	4.58	5,510,489	67,869	4.99
Noninterest-earning assets	572,146			445,597
Total assets	$7,373,605			$5,956,086

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,375,154	$1,338	0.39%	$1,077,289	$1,790	0.67%
Money market accounts	1,811,090	4,740	1.05	1,521,878	6,515	1.74
Savings	542,993	143	0.11	299,731	183	0.25
Certificates of deposit	793,213	3,667	1.86	712,269	3,332	1.90
Total interest-bearing deposits	4,522,450	9,888	0.88	3,611,167	11,820	1.33
Subordinated debentures	141,295	1,919	5.46	124,154	1,648	5.38
FHLB advances	220,453	895	1.63	215,420	1,398	2.63
Securities sold under agreements to repurchase	201,887	343	0.68	187,297	274	0.59
Other borrowed funds	34,270	275	3.23	14,900	134	3.65
Total interest-bearing liabilities	5,120,355	13,320	1.05	4,152,938	15,274	1.49
Noninterest bearing liabilities:
Demand deposits	1,315,267			1,088,323
Other liabilities	62,948			52,371
Total liabilities	6,498,570			5,293,632
Shareholders' equity	865,035			662,454
Total liabilities & shareholders' equity	$7,363,605			$5,956,086
Net interest income		$63,978			$52,595
Net interest spread			3.53%			3.50%
Net interest margin			3.79%			3.87%
Core net interest margin (3)			3.71%			3.79%

(1)
Average balances include nonaccrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.3 million and $1.1 million for the three months ended March 31, 2020 and 2019 respectively.

(2)
Non-taxable income is presented on a tax-equivalent basis using a 24.7% tax rate in 2020 and 2019. The tax-equivalent adjustments were $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial measures.”

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2020 compared to 2019
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$10,865	$(4,774)	$6,091
Tax-exempt loans (3)	129	(62)	67
Non-core acquired loans	33	(31)	2
Taxable debt and equity investments	2,032	—	2,032
Non-taxable debt and equity investments (3)	1,423	(39)	1,384
Short-term investments	(40)	(107)	(147)
Total interest-earning assets	$14,442	$(5,013)	$9,429

Interest paid on:
Interest-bearing transaction accounts	$417	$(869)	$(452)
Money market accounts	1,117	(2,892)	(1,775)
Savings	99	(139)	(40)
Certificates of deposit	402	(67)	335
Subordinated debentures	244	27	271
FHLB advances	33	(536)	(503)
Other borrowings	159	(18)	141
Total interest-bearing liabilities	2,494	(4,448)	(1,954)
Net interest income	$11,948	$(565)	$11,383
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

Net interest income (on a tax equivalent basis) for the first quarter 2020 increased 21% over the prior year period primarily from higher loan and investment volumes, both of which benefited from the Trinity acquisition and organic growth in the loan portfolio. The benefit to net interest income from higher earning-asset volumes and a decrease in funding costs was partially offset by a decrease in earning-asset yields.
The tax-equivalent net interest margin was 3.79% for the first quarter 2020 compared to 3.87% in the prior year period. The net interest margin was impacted by the decline in short-term rates as approximately 60% of the Company’s loan portfolio has variable rates, with most indexed to one-month LIBOR that has declined approximately 150 basis points over the past year. An increase in the investment portfolio in the first quarter 2020 over the first quarter 2019 has contributed to growth in net interest income, but the shift in earning assets between loans and investments has reduced the net interest margin. Total investments were 21% of average interest earning assets for the first quarter 2020, compared to 18% in the prior year period. Net interest income and margin both benefited from a 45-basis point decrease in the rate paid on interest-bearing deposits in the first quarter 2020 compared to the first quarter 2019.

The Company manages its balance sheet to defend against pressures on core net interest margin, which could be negatively impacted from continued competition for deposits, current interest rate conditions, and downward movement in LIBOR rates.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	2020 compared to 2019
	Three months ended March 31,
(in thousands)	2020	2019	Increase (decrease)
Service charges on deposit accounts	$3,143	$2,935	$208	7%
Wealth management revenue	2,501	1,992	509	26%
Card services revenue	2,247	1,790	457	26%
Tax credit income	2,036	158	1,878	1,189%
Miscellaneous income	3,481	2,355	1,126	48%
Total noninterest income	$13,408	$9,230	$4,178	45%

Noninterest income increased $4.2 million, or 45%, for the first quarter 2020, compared to the same period in 2019. The first quarter 2020 benefited from a full quarter of income from the Trinity acquisition, primarily wealth management and card services revenue. The Company’s tax credit income increased in 2020 over 2019 partially due to fair value adjustments on tax credits. The fair value of these projects increased due to a decline in LIBOR component of the discount rate. Miscellaneous income increased $1.1 million in the first quarter 2020 over 2019 due to a $0.9 million increase in swap fees and a $0.7 million claim on a life insurance policy, partially offset by a $0.5 million decrease in non-core acquired fee income.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	2020 compared to 2019
	Three months ended March 31,
(in thousands)	2020	2019	Increase (decrease)
Employee compensation and benefits	$21,685	$19,352	$2,333	12%
Occupancy	3,347	2,637	710	27%
Data processing	2,082	1,906	176	9%
Professional fees	862	746	116	16%
Merger-related expenses	—	7,270	(7,270)	(100)%
Other	10,697	7,927	2,770	35%
Total noninterest expense	$38,673	$39,838	$(1,165)	(3)%

Efficiency ratio	50.37%	64.70%	(14.33)%
Core efficiency ratio[1]	51.21%	54.06%	(2.85)%
1A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
Noninterest expense decreased $1.2 million, or 3%, for the first quarter 2020, compared to the same period in 2019. The decrease from the prior year period was impacted by merger-related expenses of $7.3 million from the Trinity transaction in the first quarter 2019. Offsetting the decrease in merger expenses was a full quarter of operating expenses from the Trinity acquisition, most notably in employee compensation and benefits, that are included in the Company’s ongoing expense run-rate. Employee compensation has also increased from merit increases. Other noninterest expense increased $2.8 million in the first quarter 2020 over the same period in the prior year primarily due to a $0.8 million OREO write-down, a $0.7 million increase in core deposit amortization from the Trinity acquisition, and a $0.6 million increase in other expenses from the Company’s contribution to an employee support fund and higher card processing costs. These increases were partially offset by a decrease in FDIC assessment costs.

Efficiency gains that have resulted in net interest income and noninterest income growth exceeding the growth in noninterest expense have resulted in continued improvements to the Company’s core efficiency ratio.1 The core efficiency ratio was 51.21% in the first quarter 2020 compared to 54.06% in the first quarter 2019.

Income Taxes

The Company’s effective tax rate was 18.8% for the first quarter 2020, compared to 20.3% for the same period in 2019. The decrease in the effective tax rate is primarily due to non-deductible merger expenses recognized in the first quarter 2019 that increased the effective tax rate in that period.

Summary Balance Sheet

(in thousands)	March 31, 2020	December 31, 2019	Increase (decrease)
Total cash and cash equivalents	$183,683	$167,256	$16,427	10%
Securities	1,340,446	1,316,483	23,963	2
Loans held for investment	5,457,517	5,314,337	143,180	3
Total assets	7,500,643	7,333,791	166,852	2
Deposits	5,989,906	5,771,023	218,883	4
Total liabilities	6,654,207	6,466,606	187,601	3
Total shareholders’ equity	846,436	867,185	(20,749)	(2)

Assets

Loans by Type

The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market. In response to the COVID-19 pandemic, the Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. As of April 30, 2020, $392.1 million loans have participated in the programs, including $190.8 million loans deferring interest payments of $2.2 million.

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2020	December 31, 2019	Increase (decrease)
Commercial and industrial	$2,469,013	$2,361,157	$107,856	5%
Commercial real estate - investor owned	1,327,814	1,299,884	27,930	2
Commercial real estate - owner occupied	720,543	697,437	23,106	3
Construction and land development	469,627	457,273	12,354	3
Residential real estate	346,758	366,261	(19,503)	(5)
Consumer and other	123,762	132,325	(8,563)	(6)
Loans held for investment	$5,457,517	$5,314,337	$143,180	3%

Loans grew $143.2 million to $5.5 billion at March 31, 2020, when compared to December 31, 2019. The increase is primarily attributable to growth in the C&I, CRE, and construction categories, partially offset by a decline in residential real estate and consumer loans. The increase in C&I was primarily from tax credit lending, life insurance premium financing and enterprise value lending.

The following table illustrates loan growth with selected specialized lending detail:

(in thousands)	March 31, 2020	December 31, 2019	Increase (decrease)
C&I - general	$1,186,240	$1,186,667	$(427)	—%
CRE investor owned - general	1,319,316	1,290,258	29,058	2
CRE owner occupied - general	584,491	582,579	1,912	—
Enterprise value lending[1]	440,764	428,896	11,868	3
Life insurance premium financing[1]	496,471	472,822	23,649	5
Residential real estate - general	346,461	366,261	(19,800)	(5)
Construction and land development - general	445,909	428,681	17,228	4
Tax credits[1]	354,046	294,210	59,836	20
Agriculture[1]	168,237	139,873	28,364	20
Consumer and other - general	115,582	124,090	(8,508)	(7)
Total loans	$5,457,517	$5,314,337	$143,180	3%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or consumer and other loans.

Specialized lending products, especially enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans. These loans are sourced through relationships developed with estate planning firms and private equity funds and are not bound geographically by our four markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth, coupled with typically fixed-rate CRE lending, supports management’s efforts to maintain a flexible asset sensitive interest rate risk position.

Provision and Allowance for Credit Losses

The adoption of CECL on January 1, 2020 increased the ACLL by $28.4 million, or 65% and the allowance for unfunded commitments by $2.4 million. These increases were primarily offset in retained earnings and did not impact the consolidated statement of operations. The following table summarizes changes in the ACLL arising from CECL adoption; loan charge-offs and recoveries, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2020	2019
Allowance, at beginning of period	$43,288	$43,476
CECL adoption	28,387	—
PCD loans immediately charged-off	(1,680)	—
Allowance at January 1	69,995	43,476
Charge-offs:
Commercial and industrial	(63)	(1,853)
Real estate:
Commercial	(2)	(156)
Construction and land development	(31)	(45)
Residential	(122)	(67)
Consumer and other	(86)	(129)
Total charge-offs	(304)	(2,250)
Recoveries:
Commercial and industrial	504	29
Real estate:
Commercial	83	9
Construction and land development	40	9
Residential	157	364
Consumer and other	17	13
Total recoveries	801	424
Net charge-offs	497	(1,826)
Provision for loan losses	21,695	1,476
Other	—	(31)
Allowance, at end of period	$92,187	$43,095

The following table presents the components of the provision for credit losses:

	Three months ended March 31,
(in thousands)	2020	2019
Provision for loan losses	$21,695	$1,476
Provision for off-balance sheet commitments	849	—
Provision for accrued interest	(280)	—
Provision for credit losses	$22,264	$1,476

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. The Company also records reversals of interest on nonaccrual loans and interest recoveries directly through the provision of credit losses. Due to current economic conditions, the provision for credit losses was $22.3 million for the first quarter 2020, compared to $1.5 million for the first quarter 2019. CECL requires economic forecasts to be factored into determining estimated losses. As a result, CECL will typically require a higher level of provision at the start of an economic downturn. The increase in the provision for credit losses in the first quarter 2020 was primarily due to a change in economic forecasts, which worsened significantly in March due to the COVID-19 pandemic, the resulting slow-down of business activity and rise in unemployment. Two of the primary economic loss drivers used in estimating the ACL include the percentage change in GDP and unemployment. The Company’s forecast of the percentage change in GDP included a range of (9.6)% to 2.1%. The Company’s forecast of unemployment included a range of 6.0% to 13.0%. The Company utilizes a one-year reasonable and supportable forecast.

To the extent that the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast continue to worsen, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of loan growth and charge-offs in the period.

In the first quarter 2020, the Company had net charge-offs of $1.2 million, primarily due to the administrative charge-off of nonaccrual loans less than $100,000 under the Company’s credit policy. Most of these charge-offs were loans added to nonaccual as part of the CECL adoption. The ACLL was 1.69% of loans at March 31, 2020, compared to 0.86% at March 31, 2019.

Nonperforming assets

Prior to the adoption of CECL, PCI loans were accounted for in performing pools of loans and were not individually identified as nonaccrual or classified. Under the CECL accounting model, the Company elected not to maintain PCI pools for certain loans which are now accounted for individually and are now included in nonperforming and classified loans. PCI loans are referred to as PCD under CECL.

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Nonaccrual loans	$33,268	$26,096	$9,416
Loans past due 90 days or more and still accruing interest	126	250	—
Restructured loans	3,810	79	191
Total nonperforming loans	37,204	26,425	9,607
Other real estate	5,072	6,344	6,804
Total nonperforming assets	$42,276	$32,769	$16,411

Total assets	$7,500,643	$7,333,791	$6,932,757
Total loans	5,457,517	5,314,337	5,017,077
Nonperforming loans to total loans	0.68%	0.50%	0.19%
Nonperforming assets to total assets	0.56	0.45	0.24
ACLL to nonperforming loans	248%	164%	449%

Nonperforming loans increased $10.8 million to $37.2 million at March 31, 2020 from $26.4 million at December 31, 2019 primarily due to the adoption of CECL that added $6.8 million in PCD loans that were previously accounted for in an accruing pool of loans. Other real estate decreased during the first quarter 2020 due to write-downs of $0.8 million and sales of $0.5 million

Nonperforming loans

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Commercial and industrial	$26,531	$22,578	$7,205
Commercial real estate	6,225	2,516	1,995
Construction and land development	214	—	—
Residential real estate	4,154	1,330	407
Consumer and other	80	1	—
Total	$37,204	$26,425	$9,607

The following table summarizes the changes in nonperforming loans:

	Three months ended March 31,
(in thousands)	2020	2019
Nonperforming loans, beginning of period	$26,425	$16,745
CECL adoption	8,462	—
PCD loans immediately charged off	(1,680)	—
Nonperforming loans, January 1	$33,207	$16,745
Additions to nonaccrual loans	2,569	1,453
Additions to restructured loans	3,750	—
Charge-offs	(390)	(2,135)
Other principal reductions	(1,808)	(4,947)
Moved to other real estate	—	(835)
Moved to performing	—	(674)
Loans past due 90 days or more and still accruing interest	(124)	—
Nonperforming loans, end of period	$37,204	$9,607

Other real estate

Other real estate was $5.1 million at March 31, 2020 compared to $6.8 million at March 31, 2019.

The following table summarizes the changes in other real estate:

	Three months ended March 31,
(in thousands)	2020	2019
Other real estate beginning of period	$6,343	$469
Additions and expenses capitalized to prepare property for sale	—	1,372
Additions from acquisition	—	4,963
Writedowns in value	(777)	—
Sales	(495)	—
Other real estate end of period	$5,071	$6,804

Writedowns in fair value are recorded in other noninterest expense based on current market activity shown in the appraisals.

Deposits

(in thousands)	March 31, 2020	December 31, 2019	Increase (decrease)
Noninterest-bearing deposit accounts	$1,354,571	$1,327,348	$27,223	2%
Interest-bearing transaction accounts	1,389,603	1,367,444	22,159	2%
Money market accounts	1,925,415	1,713,615	211,800	12%
Savings accounts	554,413	536,169	18,244	3%
Certificates of deposit:
Brokered	170,667	215,758	(45,091)	(21)%
Other	595,237	610,689	(15,452)	(3)%
Total deposits	$5,989,906	$5,771,023	$218,883	4%

Non-time deposits / total deposits	87%	86%
Demand deposits / total deposits	23%	23%

Total deposits at March 31, 2020 were $6.0 billion, an increase of 4%, from December 31, 2019. The increase of $0.2 billion in total deposits is primarily attributable to money market and savings accounts offset by a decline in certificates of deposits. Noninterest bearing deposits as a percentage of total deposits was 23% at both March 31, 2020 and December 31, 2019, respectively.

Shareholders’ Equity

Shareholders’ equity totaled $846.4 million at March 31, 2020, a decrease of $20.7 million from December 31, 2019. Significant activity during the first quarter 2020 was as follows:

•	increase from net income of $12.9 million,

•	net increase in fair value of securities and cash flow hedges of $5.3 million,

•	decrease from CECL adoption of $18.1 million,

•	decrease from dividends paid on common shares of $4.7 million,

•	decrease from the issuance under equity compensation plans of $0.8 million, and

•	decrease from share repurchases of $15.3 million.

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

The Company has an effective automatic shelf registration statement on Form S-3 allowing for the issuance of various forms of equity and debt securities. The Company’s ability to offer securities pursuant to the registration statement depends on market conditions and the Company’s continuing eligibility to use the Form S-3 under rules of the SEC.

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

The Company has a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank allowing for borrowings up to $25 million that matures in February 2021. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of March 31, 2020, no amount was outstanding under the Revolving Agreement.

The Company entered into a five-year term note for $40 million that matures in March 2024. The Company principally used the proceeds from the issuance of the note to fund the cash consideration at the closing of the acquisition of Trinity. The remaining balance at March 31, 2020 was $33 million.

As of March 31, 2020, the Company had $92 million of outstanding subordinated debentures as part of 13 statutory trusts which includes $23 million acquired in the Trinity acquisition. These debentures are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $14 million, along with the Company’s other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2020.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2020, the Bank had borrowing capacity of $591 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1.1 billion available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $90 million, and $296 million of unsecured credit through the American Financial Exchange.

Investment securities are another important tool in managing the Bank’s liquidity objectives. Securities totaled $1.3 billion at March 31, 2020, and included $432 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $908 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $1.5 billion in unused commitments as of March 31, 2020. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of March 31, 2020, and December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2020.

The following table summarizes the Company’s various capital ratios at the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	12.85%	12.90%	N/A	10.50%
Tier 1 capital to risk-weighted assets	11.03	11.40	N/A	8.50
Common equity tier 1 capital to risk-weighted assets	9.58	9.90	N/A	7.00
Leverage ratio (Tier 1 capital to average assets)	9.94	10.05	N/A	4.00
Tangible common equity to tangible assets[1]	8.42	8.89	N/A
Total risk-based capital	$825,805	$804,273
Tier 1 capital	709,207	710,480
Common equity tier 1 capital	615,552	616,825

[1] Not a required regulatory capital ratio

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	12.37%	12.40%	10.00%	10.50%
Tier 1 capital to risk-weighted assets	11.33	11.70	8.00	8.50
Common equity tier 1 capital to risk-weighted assets	11.33	11.69	6.50	7.00
Leverage ratio (Tier 1 capital to average assets)	10.25	10.31	5.00	4.00
Total risk-based capital	$793,715	$769,254
Tier 1 capital	727,118	725,461
Common equity tier 1 capital	727,063	725,406

In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital followed by a three-year transition period. The Company adopted CECL on January 1, 2020. For additional information regarding the adoption of CECL, see “Item 1. Note 1 – Summary of Significant Accounting Policies.” The Company has elected the transition provisions provided by the U.S. banking agencies’ rule. Accordingly, the regulatory capital effects resulting from adoption of the CECL methodology will not be fully reflected in the Company’s regulatory capital until January 1, 2025. Based on the Company’s regulatory capital position as of March 31, 2020, the estimated impact of adopting CECL methodology would reduce the Common Equity Tier 1 Capital ratio by approximately 35 basis points. The actual impact of adopting CECL on the regulatory capital ratios may change as the final impact is not determined until the end of the second year of the transition period.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:

The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as net interest margin, efficiency ratios, return on average assets, return on average equity, and the tangible common equity ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
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

Core Performance Measures

	For the three months ended
(in thousands)	March 31, 2020	March 31, 2019
Net interest income	$63,368	$52,343
Less: Incremental accretion income	1,273	1,157
Core net interest income	62,095	51,186

Total noninterest income	13,408	9,230
Less: Gain on sale of investment securities	4	—
Less: Other income from non-core acquired assets	—	365
Core noninterest income	13,404	8,865

Total core revenue	75,499	60,051

Total noninterest expense	38,673	39,838
Less: Other expenses related to non-core acquired loans	12	103
Less: Merger related expenses	—	7,270
Core noninterest expense	38,661	32,465

Core efficiency ratio	51.21%	54.06%

Net Interest Margin to Core Net Interest Margin (tax equivalent)

	Three months ended March 31,
(in thousands)	2020	2019
Net interest income	$63,978	$52,595
Less: Incremental accretion income	1,273	1,157
Core net interest income, tax equivalent	$62,705	$51,438

Average earning assets	$6,791,459	$5,510,489
Reported net interest margin	3.79%	3.87%
Core net interest margin	3.71%	3.79%

Tangible Common Equity Ratio

(in thousands)	March 31, 2020	December 31, 2019
Total shareholders' equity	$846,436	$867,185
Less: Goodwill	210,344	210,344
Less: Intangible assets	24,585	26,076
Tangible common equity	$611,507	$630,765

Total assets	$7,500,643	$7,333,791
Less: Goodwill	210,344	210,344
Less: Intangible assets, net	24,585	26,076
Tangible assets	$7,265,714	$7,097,371

Tangible common equity to tangible assets	8.42%	8.89%

Average Shareholders’ Equity and Average Tangible Common Equity

	Three months ended March 31,
(in thousands)	2020	2019
Average shareholder’s equity	$865,035	$662,454
Less: Average goodwill	210,344	141,422
Less: Average intangible assets, net	25,301	14,472
Average tangible common equity	$629,390	$506,560

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are described throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table summarizes the expected impact of interest rate shocks on net interest income:

Rate Shock	Annual % change in net interest income
+ 300 bp	9.9%
+ 200 bp	6.8%
+ 100 bp	3.5%
- 100 bp	(6.3)%
- 200 bp	(7.0)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. Generally, positive changes in rates result in higher levels of net interest income, while scenarios based on declining rates, particularly those involving decreases in long-term rates, result in reduced net interest income.

At March 31, 2020, models resulting in a steeper yield curve through a reduction in short-term rates over a 12-month horizon, as well as those based on stable short-term and modestly lower long-term rates, all result in a marginal decrease to net interest income over a one-year forecast.

At March 31, 2020, the Company had $3.2 billion in variable rate loans including $2.6 billion based on LIBOR and $372 million based on Prime. Approximately 86% of the LIBOR based loans are indexed to one-month LIBOR. Of the total variable rate loans, $1.2 billion, or 37%, had a rate floor of which approximately $585 million, or 49%, were currently priced at the floor.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2020. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

The adoption of ASU 2016-13 required the implementation of new accounting policies and procedures, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for the analysis of the allowance for credit losses and related disclosures. Other than the change related to the adoption of ASU 2016-13, there were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2019, which is supplemented by the additional risk factors set forth below.

The recent global coronavirus (COVID-19) pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans as well as declines in wealth management revenues. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The Company has implemented restrictions on employee business travel, conversion of in-person meetings to virtual, and a work-from home mandate. The Company has also worked with its customers to implement appropriate loan deferral strategies in certain circumstances. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the US federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 will be heightened.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2020 through January 31, 2020	—	—	—	552,158
February 1, 2020 through February 29, 2020	114,235	42.85	114,235	437,923
March 1, 2020 through March 31, 2020	342,016	30.58	342,016	95,907
Total	456,251	$33.64	456,251	95,907

(a) In May 2015, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. Although the Company has temporarily suspended repurchases as a result of the COVID-19 pandemic and resulting economic uncertainty, the Company may resume repurchases at any time. In that event, the timing and exact amount of common stock repurchases will depend on a number of factors including, among others, market and general economic conditions, economic capital and regulatory capital considerations, alternative uses of capital, the potential impact on our credit ratings, and contractual and regulatory limitations.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description

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

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB    XBRL Taxonomy Extension Label Linkbase Document

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF    XBRL Taxonomy Extension Definitions Linkbase Document

104	The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 6, 2020.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer