Form 10-Q
period 2020-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2020-07-24
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020.

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

As of July 22, 2020, the Registrant had 26,206,044 shares of outstanding common stock, $0.01 par value per share.

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

ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation
ACLL	Allowance for Credit Losses on Loans (excludes allowance for securities and allowance for unfunded commitments)	FHLB	Federal Home Loan Bank
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles (United States)
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
Bank	Enterprise Bank & Trust	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
C&I	Commercial and Industrial	PCD	Purchased Credit Deteriorated
CECL	Current Expected Credit Loss	PCI	Purchased Credit Impaired
Company	Enterprise Financial Services Corp and Subsidiaries	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	SBA	Small Business Administration
DCF	Discounted Cash Flow	SEC	Securities and Exchange Commission
EFSC	Enterprise Financial Services Corp	SOFR	Secured Overnight Financing Rate
Enterprise	Enterprise Financial Services Corp and Subsidiaries	Trinity	Trinity Capital Corporation
FASB	Financial Accounting Standards Board

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$100,804	$74,769
Federal funds sold	2,381	3,060
Interest-earning deposits (including $47,085 and $15,285 pledged as collateral, respectively)	245,542	89,427
Total cash and cash equivalents	348,727	167,256
Interest-earning deposits greater than 90 days	6,907	3,730
Securities available-for-sale	998,104	1,135,317
Securities held-to-maturity, net	345,791	181,166
Loans held-for-sale	16,029	5,570
Loans	6,140,051	5,314,337
Less: Allowance for credit losses on loans	110,270	43,288
Total loans, net	6,029,781	5,271,049
Other investments	43,106	38,044
Fixed assets, net	58,231	60,013
Goodwill	210,344	210,344
Intangible assets, net	23,196	26,076
Other assets	277,285	235,226
Total assets	$8,357,501	$7,333,791

Liabilities and Shareholders' Equity
Noninterest-bearing deposit accounts	$1,965,868	$1,327,348
Interest-bearing transaction accounts	1,508,535	1,367,444
Money market accounts	1,962,916	1,713,615
Savings accounts	603,095	536,169
Certificates of deposit:
Brokered	85,414	215,758
Other	573,752	610,689
Total deposits	6,699,580	5,771,023
Subordinated debentures and notes	203,384	141,258
FHLB advances	250,000	222,406
Other borrowings	196,532	230,886
Notes payable	31,429	34,286
Other liabilities	108,613	66,747
Total liabilities	$7,489,538	$6,466,606

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 28,176,087 and 28,067,087 shares issued, respectively	281	281
Treasury stock, at cost; 1,980,093 and 1,523,842 shares, respectively	(73,528)	(58,181)
Additional paid in capital	527,734	526,599
Retained earnings	380,667	380,737
Accumulated other comprehensive income	32,809	17,749
Total shareholders' equity	867,963	867,185
Total liabilities and shareholders' equity	$8,357,501	$7,333,791
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$64,478	$69,628	$131,647	$130,653
Interest on debt securities:
Taxable	6,587	7,757	14,144	13,232
Nontaxable	1,812	861	3,301	1,308
Interest on interest-earning deposits	87	703	387	1,150
Dividends on equity securities	227	252	400	475
Total interest income	73,191	79,201	149,879	146,818
Interest expense:
Deposits	4,383	13,119	14,271	24,939
Subordinated debentures and notes	2,316	1,958	4,235	3,606
FHLB advances	455	1,696	1,350	3,094
Notes payable and other borrowings	204	713	822	1,121
Total interest expense	7,358	17,486	20,678	32,760
Net interest income	65,833	61,715	129,201	114,058
Provision for credit losses	19,591	1,722	41,855	3,198
Net interest income after provision for credit losses	46,242	59,993	87,346	110,860
Noninterest income:
Service charges on deposit accounts	2,616	3,366	5,759	6,301
Wealth management revenue	2,326	2,661	4,827	4,653
Card services revenue	2,225	2,461	4,472	4,251
Tax credit income	(221)	572	1,815	730
Miscellaneous income	3,014	2,904	6,495	5,259
Total noninterest income	9,960	11,964	23,368	21,194
Noninterest expense:
Employee compensation and benefits	22,389	20,687	44,074	40,039
Occupancy	3,185	3,188	6,532	5,825
Data processing	2,144	2,458	4,226	4,364
Professional fees	1,287	1,037	2,149	1,783
Merger-related expenses	—	10,306	—	17,576
Other	8,907	11,378	19,604	19,305
Total noninterest expense	37,912	49,054	76,585	88,892

Income before income tax expense	18,290	22,903	34,129	43,162
Income tax expense	3,656	4,479	6,627	8,582
Net income	$14,634	$18,424	$27,502	$34,580

Earnings per common share
Basic	$0.56	$0.69	$1.04	$1.36
Diluted	0.56	0.68	1.04	1.36
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$14,634	$18,424	$27,502	$34,580
Other comprehensive income (loss), after-tax:
Change in unrealized gain on available-for-sale debt securities	10,984	12,842	21,548	24,344
Reclassification adjustment for realized (gain) loss on sale of available-for-sale debt securities	—	—	(3)	220
Reclassification of (gain) loss on held-to-maturity securities	(329)	3	(485)	5
Change in unrealized loss on cash flow hedges arising during the period	(1,177)	(1,265)	(6,357)	(2,217)
Reclassification of loss on cash flow hedges	234	4	357	4
Total other comprehensive income, after-tax	9,712	11,584	15,060	22,356
Comprehensive income	$24,346	$30,008	$42,562	$56,936

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2020
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2020	$281	$(73,528)	$525,838	$370,748	$23,097	$846,436
Net income	—	—	—	14,634	—	14,634
Other comprehensive income	—	—	—	—	9,712	9,712
Comprehensive income	—	—	—	14,634	9,712	24,346
Cash dividends paid on common shares, $0.18 per share	—	—	—	(4,715)	—	(4,715)
Issuance under equity compensation plans, 35,485 shares, net	—	—	827	—	—	827
Share-based compensation	—	—	1,069	—	—	1,069
Balance at June 30, 2020	$281	$(73,528)	$527,734	$380,667	$32,809	$867,963

Balance at December 31, 2019	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	—	—	—	27,502	—	27,502
Other comprehensive income	—	—	—	—	15,060	15,060
Total comprehensive income	—	—	—	27,502	15,060	42,562
Cash dividends paid on common shares, $0.36 per share	—	—	—	(9,458)	—	(9,458)
Repurchase of common shares	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, 109,000 shares, net	—	—	(894)	—	—	(894)
Share-based compensation	—	—	2,029	—	—	2,029
Reclassification for the adoption of ASU 2016-13 (CECL)	—	—	—	(18,114)	—	(18,114)
Balance at June 30, 2020	$281	$(73,528)	$527,734	$380,667	$32,809	$867,963

Three and six months ended June 30, 2019
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2019	$280	$(42,655)	$521,761	$316,959	$1,490	$797,835
Net income	—	—	—	18,424	—	18,424
Other comprehensive income	—	—	—	—	11,584	11,584
Comprehensive income	—	—	—	18,424	11,584	30,008
Cash dividends paid on common shares, $0.15 per share	—	—	—	(4,035)	—	(4,035)
Issuance under equity compensation plans, 28,341 shares, net	—	—	707	—	—	707
Share-based compensation	—	—	986	—	—	986
Balance at June 30, 2019	$280	$(42,655)	$523,454	$331,348	$13,074	$825,501

Balance at December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	—	—	—	34,580	—	34,580
Other comprehensive income	—	—	—	—	22,356	22,356
Total comprehensive income	—	—	—	34,580	22,356	56,936
Cash dividends paid on common shares, $0.29 per share	—	—	—	(7,798)	—	(7,798)
Issuance under equity compensation plans, 103,430 shares, net	1	—	(1,234)	—	—	(1,233)
Share-based compensation	—	—	1,907	—	—	1,907
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares	40	—	171,845	—	—	171,885
Balance at June 30, 2019	$280	$(42,655)	$523,454	$331,348	$13,074	$825,501
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands, except share data)	2020	2019
Cash flows from operating activities:
Net income	$27,502	$34,580
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,048	2,743
Provision for credit losses	41,855	3,198
Deferred income taxes	(4,937)	3,813
Net amortization of debt securities	2,756	1,189
Amortization of intangible assets	2,880	2,418
Mortgage loans originated-for-sale	(94,536)	(11,645)
Proceeds from mortgage loans sold	84,799	10,629
Loss (gain) on:
Sale of investment securities	(4)	292
Sale of other real estate	5	(48)
Sale of state tax credits	(211)	(107)
Share-based compensation	2,029	1,907
Net accretion of loan discount	(4,049)	(4,702)
Changes in other assets and liabilities, net	(2,277)	(23,700)
Net cash provided by operating activities	58,860	20,567
Cash flows from investing activities:
Acquisition cash purchase price, net of cash and cash equivalents acquired	—	(23,377)
Net increase in loans	(815,437)	(121,115)
Proceeds received from:
Sale of debt securities, available-for-sale	207	263,298
Paydown or maturity of debt securities, available-for-sale	140,218	58,229
Paydown or maturity of debt securities, held-to-maturity	8,711	2,864
Redemption of other investments	25,978	31,138
Sale of state tax credits held for sale	1,924	2,252
Sale of other real estate	609	2,281
Settlement of bank-owned life insurance policies	974	—
Payments for the purchase of:
Available-for-sale debt securities	(152,082)	(363,900)
Other investments	(38,527)	(43,589)
State tax credits held for sale	(3,730)	(1,852)
Fixed assets, net	(1,532)	(2,236)
Net cash used in investing activities	(832,687)	(196,007)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	638,520	(88,219)
Net increase (decrease) in interest-bearing deposit accounts	290,036	(21,615)
Proceeds from FHLB advances, net	27,700	312,500
Proceeds from notes payable	—	40,000
Repayments of notes payable	(2,857)	(4,857)
Proceeds from issuance of subordinated debentures, net	61,953	—
Net decrease in other borrowings	(34,355)	(60,490)
Cash dividends paid on common stock	(9,458)	(7,798)
Payments for the repurchase of common stock	(15,347)	—
Payments for the issuance of equity instruments, net	(894)	(1,233)
Net cash provided by financing activities	955,298	168,288
Net increase (decrease) in cash and cash equivalents	181,471	(7,152)
Cash and cash equivalents, beginning of period	167,256	196,552
Cash and cash equivalents, end of period	$348,727	$189,400
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,574	$32,036
Income taxes	30	11,915
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$—	$7,783
Sales of other real estate financed	48	—
Right-of-use assets obtained in exchange for lease obligations	200	—
Common shares issued in connection with acquisition	—	171,885
Transfer of securities from available for sale to held to maturity	163,592	—

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

The Company also adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” on January 1, 2020. The Company previously selected the option to adopt the removal or modification of disclosures during the second quarter of 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented. All other amendments are applied retrospectively to all periods presented upon their effective date. The adoption of this update did not have a material effect on the Company's consolidated financial statements.

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

Loans
The Company has elected to present the accrued interest receivable balance separate from amortized cost basis, to exclude accrued interest receivable balances from the tabular disclosures, and not to estimate an ACL on accrued interest receivable as these amounts are timely written off as a credit loss expense.

Accrued interest receivable totaled $19.7 million at June 30, 2020 and was reported in Other Assets on the consolidated balance sheets.

PCD Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL is determined using the same methodology as other loans held for investment. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision expense.

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

Agricultural – Agricultural loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property. Agricultural loans are primarily included as a component of CRE and C&I loans.

Consumer – The Company provides a broad range of consumer loans to customers, including personal lines of credit, credit cards and automobile loans. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral. Consumer loans are included as a component of Other loans.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income as reported	$14,634	$18,424	$27,502	$34,580

Weighted average common shares outstanding	26,180	26,887	26,325	25,415
Additional dilutive common stock equivalents	15	53	29	73
Weighted average diluted common shares outstanding	26,195	26,940	26,354	25,488

Basic earnings per common share:	$0.56	$0.69	$1.04	$1.36
Diluted earnings per common share:	0.56	0.68	$1.04	$1.36

For the three and six months ended June 30, 2020 common stock equivalents of approximately 157,000 and 147,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 130,000 and 99,000 common stock equivalents excluded in the prior year periods, respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses, allowance of credit losses and fair value of securities available for sale and held to maturity:

	June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,966	$275	$—	$—	$10,241
Obligations of states and political subdivisions	245,961	8,450	(133)	—	254,278
Agency mortgage-backed securities	693,082	27,915	(6)	—	720,991
U.S. Treasury bills	9,975	591	—	—	10,566
Corporate debt securities	2,000	28	—	—	2,028
Total securities available for sale	$960,984	$37,259	$(139)	$—	$998,104
Held-to-maturity securities:
Obligations of states and political subdivisions	$96,547	$336	$(122)	$(16)	$96,745
Agency mortgage-backed securities	127,353	2,469	(28)	—	129,794
Corporate debt securities	122,536	7,693	—	(629)	129,600
Total securities held-to-maturity	$346,436	$10,498	$(150)	$(645)	$356,139
Less: Allowance for credit losses	645
Total securities held-to-maturity, net	$345,791

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,954	$92	$—	$10,046
Obligations of states and political subdivisions	207,269	6,118	(363)	213,024
Agency mortgage-backed securities	888,129	15,083	(1,191)	902,021
U.S. Treasury Bills	9,971	255	—	10,226
Total securities available for sale	$1,115,323	$21,548	$(1,554)	$1,135,317
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,704	$170	$—	$11,874
Agency mortgage-backed securities	46,346	675	—	47,021
Corporate debt securities	123,116	128	(200)	123,044
Total securities held to maturity	$181,166	$973	$(200)	$181,939

During the second quarter of 2020, the Company transferred municipal securities and agency mortgage-backed securities with a book value of $163.6 million and fair value of $175.1 million from available-for-sale to held-to-maturity. The Company believes the held- to-maturity category is more consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the $11.5 million unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. Such amounts are amortized over the remaining life of the securities.

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $449.9 million and $484.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 3 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,313	$2,345	$—	$—
Due after one year through five years	25,981	27,058	10,207	10,597
Due after five years through ten years	9,455	9,915	126,285	133,206
Due after ten years	230,153	237,795	82,591	82,542
Agency mortgage-backed securities	693,082	720,991	127,353	129,794
	$960,984	$998,104	$346,436	$356,139

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	June 30, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$33,821	$133	$—	$—	$33,821	$133
Agency mortgage-backed securities	8,366	5	66	1	8,432	6
	$42,187	$138	$66	$1	$42,253	$139

The following table represents a summary of investment securities that had an unrealized loss:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	56,327	363	—	—	56,327	363
Agency mortgage-backed securities	131,693	756	41,491	435	173,184	1,191
Corporate debt securities	67,964	200	—	—	67,964	200
	$255,984	$1,319	$41,491	$435	$297,475	$1,754

The unrealized losses at both June 30, 2020 and December 31, 2019, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2020, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired. Accrued interest receivable on available-for-sale debt securities totaled $3.6 million at June 30, 2020 and is excluded from the estimate of credit losses.

Accrued interest receivable on held-to-maturity debt securities totaled $2.3 million at June 30, 2020 and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2020, the ACL on held-to-maturity securities was $0.6 million.

NOTE 4 - LOANS

Below is a summary of loans by category at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$3,165,611	$2,361,157
Real estate:
Commercial - investor owned	1,309,895	1,299,884
Commercial - owner occupied	738,549	697,437
Construction and land development	481,221	457,273
Residential	326,992	366,261
Total real estate loans	2,856,657	2,820,855
Other	142,224	134,941
Loans, before unearned loan fees	6,164,492	5,316,953
Unearned loan fees, net	(24,441)	(2,616)
Loans, including unearned loan fees	$6,140,051	$5,314,337

PPP loans totaled $830.2 million at June 30, 2020, or $807.8 million net of unearned fees of $22.4 million. The loan balance at June 30, 2020 also includes a discount on acquired loans of $22.2 million. At June 30, 2020 loans of $2.4 billion were pledged to FHLB and the Federal Reserve Bank.

A summary of the activity in the ACLL by category for the three and six months ended June 30, 2020 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2020	$45,981	$19,892	$9,477	$9,895	$5,395	$1,547	$92,187
Provision for credit losses	7,168	2,599	1,600	6,038	744	242	18,391
Charge-offs	(3,303)	(224)	—	—	(32)	(105)	(3,664)
Recoveries	293	2,752	11	29	226	45	3,356
Balance at June 30, 2020	$50,139	$25,019	$11,088	$15,962	$6,333	$1,729	$110,270

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2019	$27,455	$5,935	$4,873	$2,611	$1,280	$1,134	$43,288
CECL adoption	6,494	10,726	2,598	5,183	3,470	(84)	28,387
PCD loans immediately charged off	—	(5)	(57)	(217)	(1,401)	—	(1,680)
Balance at January 1, 2020	$33,949	$16,656	$7,414	$7,577	$3,349	$1,050	$69,995
Provision for credit losses	18,759	5,823	3,594	8,347	2,755	808	40,086
Charge-offs	(3,366)	(226)	—	(31)	(154)	(191)	(3,968)
Recoveries	797	2,766	80	69	383	62	4,157
Balance at June 30, 2020	$50,139	$25,019	$11,088	$15,962	$6,333	$1,729	$110,270

Reserves on enterprise value lending and agricultural lending, which are included in the categories above, represented $15.8 million and $2.4 million, respectively.

On January 1, 2020, the Company adopted the CECL methodology which added $28.4 million to the ACLL. Upon adoption, $1.7 million of nonaccrual PCD loans that were less than $100,000 were immediately charged-off. Under the CECL method, the Company recorded a $18.4 million and $40.1 million provision for credit losses on loans in the three and six months ended June 30, 2020, respectively, compared to a $1.7 million and $3.2 million provision for loan losses in the prior year periods, respectively, under the incurred loss method. The increase in the provision for credit losses on loans is primarily due to the Company’s forecast of macroeconomic factors over the next 12 months, which significantly deteriorated in the first quarter 2020 due to the COVID-19 pandemic. The forecast continued to worsen in the second quarter of 2020.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model, a Moody’s baseline, a stronger near-term growth and a moderate recession forecast. The Company weights these scenarios at 80%, 10%, and 10%, respectively. These forecasts incorporate an accommodative monetary policy and the current and anticipated impact of government stimulus. Accordingly, the CECL model has not been adjusted for negative qualitative factors, such as the potential loss mitigation of loan deferrals and the PPP. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines if a second wave of COVID hits, small-business bankruptcies occur at higher levels or unemployment increases. The 80/10/10 weighting adds approximately $1.0 million to the ACL.

The recorded investment in nonperforming loans by category at June 30, 2020 and December 31, 2019, is as follows:

	June 30, 2020
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$27,431	$3,642	$865	$31,938	$20,553
Real estate:
Commercial - investor owned	2,389	—	—	2,389	1,677
Commercial - owner occupied	2,400	—	—	2,400	1,403
Construction and land development	207	—	—	207	207
Residential	4,421	78	—	4,499	3,444
Other	19	—	21	40	—
Total	$36,867	$3,720	$886	$41,473	$27,284

There was no interest income recognized on nonaccrual loans during the six months ended June 30, 2020.

	December 31, 2019
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans
Commercial and industrial	$22,328	$—	$250	$22,578
Real estate:
Commercial - investor owned	2,303	—	—	2,303
Commercial - owner occupied	213	—	—	213
Residential	1,251	79	—	1,330
Other	1	—	—	1
Total	$26,096	$79	$250	$26,425

The following table presents the amortized cost basis of collateral-dependent nonperforming loans by class of loan at June 30, 2020:

	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$13,124	$—	$4,872
Real estate:
Commercial - investor owned	2,389	—	—
Commercial - owner occupied	1,811	—	—
Construction and land development	—	207	—
Residential	—	4,271	—
Total	$17,324	$4,478	$4,872

There were no troubled debt restructurings that occurred during the three months ended June 30, 2020. The recorded investment by category for troubled debt restructurings that occurred during the six months ended June 30, 2020 and the three and six months ended June 30, 2019 are as follows:

	June 30, 2020			June 30, 2019
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$3,731	$3,731	—	$—	$—
Real estate:
Commercial - owner occupied	—	—	—	1	188	188
Residential	2	155	155	2	332	332
Total	3	$3,886	$3,886	3	$520	$520

There were no troubled debt restructured loans that subsequently defaulted during the three or six months ended June 30, 2020 or 2019.

In response to the COVID-19 pandemic, the Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not included above as troubled debt restructurings. As of June 30, 2020, $685.7 million in loans have participated in the programs, including $361.4 million in loans deferring full principal and interest payments and $324.3 million in loans deferring principal only. Interest of $4.0 million has been deferred and will be collected upon final maturity. The Company has moved all loans that have requested deferrals to a level six risk rating for additional monitoring.

The aging of the recorded investment in past due loans by class at June 30, 2020 is shown below.

	June 30, 2020
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$6,684	$22,623	$29,307	$3,113,890	$3,143,197
Real estate:
Commercial - investor owned	116	2,095	2,211	1,307,684	1,309,895
Commercial - owner occupied	2,723	1,208	3,931	734,618	738,549
Construction and land development	58	—	58	481,163	481,221
Residential	951	1,738	2,689	324,303	326,992
Other	100	21	121	140,076	140,197
Total	$10,632	$27,685	$38,317	$6,101,734	$6,140,051

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

The recorded investment by risk category of the loans by class at June 30, 2020, which is based upon the most recent analysis performed is as follows:

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,239,062	$535,477	$318,046	$180,269	$47,210	$85,529	$14,954	$510,168	$2,930,715
Watch (7)	26,347	13,354	4,850	6,468	24,044	175	—	62,293	137,531
Classified (8-9)	3,775	15,068	8,155	3,950	5,093	3,673	295	23,222	63,231
Total Commercial and industrial	$1,269,184	$563,899	$331,051	$190,687	$76,347	$89,377	$15,249	$595,683	$3,131,477

Commercial real estate-investor owned
Pass (1-6)	$246,319	$321,849	$204,242	$126,567	$153,904	$181,761	$3,284	$35,460	$1,273,386
Watch (7)	5,136	4,220	1,192	369	12,681	1,275	—	—	24,873
Classified (8-9)	—	966	8,286	455	249	1,680	—	—	11,636
Total Commercial real estate-investor owned	$251,455	$327,035	$213,720	$127,391	$166,834	$184,716	$3,284	$35,460	$1,309,895

Commercial real estate-owner occupied
Pass (1-6)	$147,313	$200,519	$92,624	$79,058	$44,990	$80,172	$2,756	$42,883	$690,315
Watch (7)	9,473	1,963	261	9,729	8,533	5,074	—	2,500	37,533
Classified (8-9)	601	1,156	4,267	458	—	4,219	—	—	10,701
Total Commercial real estate-owner occupied	$157,387	$203,638	$97,152	$89,245	$53,523	$89,465	$2,756	$45,383	$738,549

Construction real estate
Pass (1-6)	$75,983	$167,936	$121,909	$37,555	$28,060	$12,906	$—	$20,631	$464,980
Watch (7)	2,408	722	1,254	11,047	—	546	—	—	15,977
Classified (8-9)	—	227	—	—	—	37	—	—	264
Total Construction real estate	$78,391	$168,885	$123,163	$48,602	$28,060	$13,489	$—	$20,631	$481,221

Residential real estate
Pass (1-6)	$26,448	$33,085	$22,074	$19,931	$34,427	$115,036	$591	$63,505	$315,097
Watch (7)	181	895	842	—	—	2,027	279	802	5,026
Classified (8-9)	184	1,265	758	13	213	3,445	—	50	5,928
Total residential real estate	$26,813	$35,245	$23,674	$19,944	$34,640	$120,508	$870	$64,357	$326,051

Other
Pass (1-6)	$8,758	$25,567	$20,615	$682	$3,705	$34,455	$—	$43,971	$137,753
Watch (7)	—	2	—	—	—	—	—	1	3
Classified (8-9)	—	1	3	4	—	19	10	7	44
Total Other	$8,758	$25,570	$20,618	$686	$3,705	$34,474	$10	$43,979	$137,800

In the table above, loan originations in 2020 and 2019 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.
The following table presents the recorded investment on loans based on payment activity:

	June 30, 2020
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$11,682	$38	$11,720
Real estate:
Residential	941	—	941
Other	2,376	21	2,397
Total	$14,999	$59	$15,058

The recorded investment by risk category of loans by class at December 31, 2019, was as follows:

	December 31, 2019
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total*
Commercial and industrial	$2,151,084	$124,718	$70,021	$2,345,823
Real estate:
Commercial - investor owned	1,242,569	17,572	2,840	1,262,981
Commercial - owner occupied	643,276	28,773	6,473	678,522
Construction and land development	437,134	12,140	106	449,380
Residential	348,246	4,450	2,496	355,192
Other	132,096	3	51	132,150
Total	$4,954,405	$187,656	$81,987	$5,224,048
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

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2020, and December 31, 2019, are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$1,659,225	$1,469,413
Letters of credit	51,798	47,969

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2020, and December 31, 2019, approximately $161.3 million and $144.8 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $4.9 million and $0.4 million for estimated losses attributable to the unadvanced commitments at June 30, 2020, and December 31, 2019, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2020, the approximate remaining terms of standby letters of credit range from 1 month to 4 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.8 million will be reclassified as an increase to interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2020 and December 31, 2019.

	Derivative Assets						Derivative Liabilities
	June 30, 2020			December 31, 2019			June 30, 2020		December 31, 2019
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate swap	$261,962	Other Assets	$—	$61,962	Other Assets	$—	Other Liabilities	$10,840	Other Liabilities	$2,872
Total			$—			$—		$10,840		$2,872

Derivatives not Designated as Hedging Instruments
Interest rate swap	$1,021,528	Other Assets	$35,728	$749,819	Other Assets	$11,055	Other Liabilities	$35,988	Other Liabilities	$11,875
Total			$35,728			$11,055		$35,988		$11,875

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are subject to offsetting as of June 30, 2020 and December 31, 2019. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$35,728	$—	$35,728	$14	$—	$35,714

Liabilities:
Interest rate swap	$46,828	$—	$46,828	$14	$46,222	$592
Securities sold under agreements to repurchase	196,532	—	196,532	—	196,532	—

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$11,055	$—	$11,055	$56	$—	$10,999

Liabilities:
Interest rate swap	$14,747	$—	$14,747	$56	$14,573	$118
Securities sold under agreements to repurchase	230,886	—	230,886	—	230,886	—

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $46.8 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $47.1 million.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,241	$—	$10,241
Obligations of states and political subdivisions	—	254,278	—	254,278
Agency mortgage-backed securities	—	720,991	—	720,991
U.S. Treasury bills	—	10,566	—	10,566
Corporate debt securities	—	2,028	—	2,028
Total securities available for sale	—	998,104	—	998,104
Derivatives	—	35,728	—	35,728
Total assets	$—	$1,033,832	$—	$1,033,832

Liabilities
Derivatives	$—	$46,828	$—	$46,828
Total liabilities	$—	$46,828	$—	$46,828

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,046	$—	$10,046
Obligations of states and political subdivisions	—	213,024	—	213,024
Residential mortgage-backed securities	—	902,021	—	902,021
U.S. Treasury bills	—	10,226	—	10,226
Total securities available-for-sale	—	1,135,317	—	1,135,317
Derivative financial instruments	—	11,055	—	11,055
Total assets	$—	$1,146,372	$—	$1,146,372

Liabilities
Derivatives	$—	$14,747	$—	$14,747
Total liabilities	$—	$14,747	$—	$14,747

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended June 30, 2020	Total losses for the six months ended June 30, 2020
Impaired loans	$3,627	$—	$—	$3,627	$3,219	$3,230
Other real estate	3,899	—	—	3,899	79	777
Total	$7,526	$—	$—	$7,526	$3,298	$4,007

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	345,791	356,139	Level 2	181,166	181,939	Level 2
Other investments	43,106	43,106	Level 2	38,044	38,044	Level 2
Loans held for sale	16,029	16,029	Level 2	5,570	5,570	Level 2
Loans, net	6,029,781	5,876,000	Level 3	5,271,049	5,205,651	Level 3
State tax credits, held for sale	38,820	44,164	Level 3	36,802	39,046	Level 3

Balance sheet liabilities
Certificates of deposit	659,166	665,374	Level 3	826,447	825,203	Level 3
Subordinated debentures and notes	203,384	192,852	Level 2	141,258	130,985	Level 2
FHLB advances	250,000	251,978	Level 2	222,406	221,402	Level 2
Other borrowings and notes payable	227,961	227,961	Level 2	265,172	265,172	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

NOTE 8 - SUBORDINATED DEBENTURES
The amounts and terms of each issuance of the Company’s subordinated debentures at June 30, 2020 and December 31, 2019 were as follows:

	Amount		Maturity Date	Initial Call Date(1)	Interest Rate
(in thousands)	June 30, 2020	December 31, 2019
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I(2)	7,819	7,886	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II(2)	4,415	4,388	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III(2)	5,239	5,206	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV(2)	10,310	10,302	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V(2)	7,625	7,543	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total junior subordinated debentures	92,215	92,132

5.75% Fixed-to-floating rate subordinated notes	63,250	—	June 1, 2030	June 1, 2025	Fixed @ 5.75% until June 1, 2025, then floats @ Benchmark rate (3 month term SOFR) + 5.66%
4.75% Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(2,081)	(874)
Total fixed-to-floating rate subordinated notes	111,169	49,126

Total subordinated debentures and notes	$203,384	$141,258

(1) Callable each quarter after initial call date.
(2) Purchase accounting adjustments are reflected in the balance and also impact the effective interest rate.

On May 21, 2020, the Company issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030 in a public offering (the “2030 Notes”). From and including the date of issuance to, but excluding June 1, 2025, the 2030 Notes will bear interest at a rate equal to 5.75% per annum, payable semiannually in arrears on each June 1 and December 1. From and including June 1, 2025 to, but excluding the maturity date or the date of earlier redemption, the 2030 Notes will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be three-month term SOFR (as defined in the Indenture, dated May 21, 2020, between the Company and U.S. Bank National Association, as trustee, and subsequent First Supplemental Indenture)), plus 566.0 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2025.

Notwithstanding the foregoing, in the event that the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive income after-tax by component:

(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, March 31, 2020	$25,538	$4,778	$(7,219)	$23,097
Net change	10,984	(329)	(943)	9,712
Transfer from available-for-sale to held-to-maturity	$(8,650)	$8,650	$—	$—
Balance, June 30, 2020	$27,872	$13,099	$(8,162)	$32,809

Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749
Net change	21,545	(485)	(6,000)	15,060
Transfer from available-for-sale to held-to-maturity	$(8,650)	$8,650	$—	$—
Balance, June 30, 2020	$27,872	$13,099	$(8,162)	$32,809

(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, March 31, 2019	$2,675	$(233)	$(952)	$1,490
Net change	12,842	3	(1,261)	11,584
Balance, June 30, 2019	$15,517	$(230)	$(2,213)	$13,074

Balance, December 31, 2018	$(9,047)	$(235)	$—	$(9,282)
Net change	24,564	5	(2,213)	22,356
Balance, June 30, 2019	$15,517	$(230)	$(2,213)	$13,074

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended June 30,
(in thousands)	2020			2019
	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale debt securities	$14,587	$3,603	$10,984	$17,054	$4,212	$12,842
Reclassification of (gain) loss on held-to-maturity securities(b)	(437)	(108)	(329)	4	1	3
Change in unrealized loss on cash flow hedges arising during the period	(1,563)	(386)	(1,177)	(1,679)	(414)	(1,265)
Reclassification of loss on cash flow hedges(b)	311	77	234	5	1	4
Total other comprehensive income	$12,898	$3,186	$9,712	$15,384	$3,800	$11,584

	Six months ended June 30,
	2020			2019
	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale debt securities	$28,616	$7,068	$21,548	$32,329	$7,985	$24,344
Reclassification adjustment for realized (gain) loss on sale of available-for-sale debt securities(a)	(4)	(1)	(3)	292	72	220
Reclassification of (gain) loss on held-to-maturity securities(b)	(644)	(159)	(485)	7	2	5
Change in unrealized loss on cash flow hedges arising during the period	(8,442)	(2,085)	(6,357)	(2,944)	(727)	(2,217)
Reclassification of loss on cash flow hedges(b)	474	117	357	5	1	4
Total other comprehensive income	$20,000	$4,940	$15,060	$29,689	$7,333	$22,356
(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries. Forward-looking statements are typically identified with the use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue,” “intend,” and the negative and other variations of these terms and similar words and expressions, although some forward-looking statements may be expressed differently. Forward-looking statements are inherently subject to risks and uncertainties and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways.  Other factors that could cause or contribute to such differences include, but are not limited to: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting policies and practices or accounting standards, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as CECL model, which has changed how we estimate credit losses; uncertainty regarding the future of LIBOR; natural disasters, war or terrorist activities, or pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which we operate; increased unemployment rates and defaults as a result of the economic disruptions caused by COVID-19; the impact of governmental orders issued in response to COVID-19; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2019 Annual Report on Form 10-K and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis and expectations only as of the date of such statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend, and undertakes no obligation, to publicly revise or update forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by federal securities law. You should understand that it is not possible to predict or identify all risk factors. Readers should carefully review all disclosures we file from time to time with the SEC which are available on our website at www.enterprisebank.com under “Investor Relations.”

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2020 compared to the financial condition as of December 31, 2019. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Pandemic

On January 31, 2020, the Secretary of Health and Human Services declared a public health emergency due to the global outbreak of a new strain of coronavirus (COVID-19). On March 13, 2020, the President of the United States proclaimed the COVID-19 as a national emergency, following the World Health Organization’s categorization of the outbreak as a pandemic. COVID-19 continues to aggressively spread globally, including throughout the United States. The pandemic and resulting travel bans, closure of non-essential businesses, social distancing measures and government responses across the country have had a profound impact on the global economy, financial markets and how business has been conducted across all industries and have affected many of the Company’s customers and clients. To the extent the economic impacts of the pandemic continue for a prolonged period and conditions stagnate or worsen, our provision for credit losses, noninterest income, and profitability may be adversely affected.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act contains provisions to assist individuals and businesses, including the SBA’s Paycheck Protection Program (“PPP”). The PPP provided $349 billion in guaranteed loans that are forgivable if certain requirements are met. On April 24, 2020, an additional $310 billion was added to the PPP program. The CARES Act included a provision that allowed depository institutions the option to defer adoption of the CECL standard to the earlier of (1) the end of the COVID-19 national emergency or (2) December 31, 2020. The Company did not elect the deferral option.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The statement also encourages institutions to work constructively with borrowers affected by COVID-19 and states the agencies will not criticize supervised institutions for prudent loan modifications. Both the CARES Act and the interagency statement provide relief from the accounting and reporting implications of troubled debt restructurings. The Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. As of June 30, 2020, $685.7 million in loans have participated in the programs.

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

The Company has prepared the consolidated financial information in this report in accordance with GAAP. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The three and six months ended June 30, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

Allowance for Credit Losses

On January 1, 2020, the Company adopted Accounting Standard Update 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard, referred to as CECL, requires an estimate of lifetime expected credit losses on certain financial assets measured at amortized cost.

The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs.

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

As of June 30, 2020, an assessment of goodwill and intangibles was performed due to a decrease in the Company’s market capitalization below book value. The impairment evaluation of goodwill and intangible balances did not identify any impairment in the second quarter 2020, though there can be no assurance that prolonged market volatility resulting from the COVID-19 pandemic will not result in impairments to goodwill or other intangibles in future periods.

Executive Summary

The Company closed its acquisition of Trinity on March 8, 2019. The results of operations of Trinity are included in our results from this date forward, which may affect certain comparisons to the six months ended June 30, 2019.

Below are highlights of our financial performance for the three and six months ended June 30, 2020 and 2019.

(in thousands, except per share data)	At or for the three months ended		At or for the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
EARNINGS
Total interest income	$73,191	$79,201	$149,879	$146,818
Total interest expense	7,358	17,486	20,678	32,760
Net interest income	65,833	61,715	129,201	114,058
Provision for credit losses	19,591	1,722	41,855	3,198
Net interest income after provision for credit losses	46,242	59,993	87,346	110,860
Total noninterest income	9,960	11,964	23,368	21,194
Total noninterest expense	37,912	49,054	76,585	88,892
Income before income tax expense	18,290	22,903	34,129	43,162
Income tax expense	3,656	4,479	6,627	8,582
Net income	$14,634	$18,424	$27,502	$34,580

Basic earnings per share	$0.56	$0.69	$1.04	$1.36
Diluted earnings per share	$0.56	$0.68	$1.04	$1.36

Return on average assets	0.72%	1.05%	0.71%	1.07%
Return on average common equity	6.78%	9.09%	6.38%	9.45%
Return on average tangible common equity[1]	9.28%	12.92%	8.76%	12.93%
Net interest margin (tax equivalent)	3.53%	3.86%	3.65%	3.87%
Core net interest margin[1]	3.50%	3.80%	3.60%	3.80%
Efficiency ratio	50.02%	66.58%	50.20%	65.72%
Core efficiency ratio[1]	50.66%	53.30%	50.94%	53.65%
Book value per common share	$33.13	$30.68
Tangible book value per common share[1]	$24.22	$21.74

ASSET QUALITY
Net charge-offs	$309	$970	$1,491	$2,796
Nonperforming loans	41,473	19,842
Classified assets	96,678	91,715
Nonperforming loans to total loans	0.68%	0.39%
Nonperforming assets to total assets	0.55%	0.42%
ACLL to total loans	1.80%	0.85%
Net charge-offs to average loans (annualized)	0.02%	0.08%	0.05%	0.12%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

For the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, the Company notes the following trends:

•	The Company was active in supporting its customers in the PPP. Details of the PPP loans are noted in the following table:

Quarter ended
(in thousands)	June 30, 2020
PPP loans outstanding, net of unearned fees	$807,814
Average PPP loans outstanding, net	634,632
PPP average loan size	224
PPP interest and fee income	4,083
PPP unearned fees	22,414
PPP average yield	2.59%

Participation in the PPP has impacted the Company’s financial metrics in the second quarter 2020. Loan and deposit growth, earnings per share, and return on assets all increased due to the PPP. Conversely, net interest margin, the allowance coverage ratio, the leverage ratio and the ratio of tangible common equity to tangible assets all decreased. Since the PPP loans are guaranteed by the SBA, CET1, Tier 1 and total risk-based capital are not impacted by the PPP loan balances.

•
For the three and six months ended June 30, 2020, the Company had net income of $14.6 million and $27.5 million, respectively, compared to $18.4 million and $34.6 million, respectively, for the prior year periods. Earnings per diluted share for the three and six months ended June 30, 2020, was $0.56 and $1.04 per diluted share, respectively, and $0.68 and $1.36 per diluted share, for the same periods in 2019. Net income and earnings per share for the three and six months ended June 30, 2020 were impacted from $19.6 million and $41.9 million, respectively, on a pretax basis ($14.8 million and $31.5 million, respectively, after tax), of provision for credit losses. The increase in the provision for credit losses for the three and six months ending June 30, 2020 was primarily due to deterioration in the economic forecast. Net income and earnings per share for the three and six months ended June 30, 2019 were impacted from $10.3 million and $17.6 million, respectively, on a pretax basis ($8.0 million and $13.7 million, respectively, after tax), of merger-related expenses.

•
Net interest income for the three and six months ended June 30, 2020 increased 7% and 13%, respectively, over the prior year periods primarily from higher loan and investment volumes, both of which benefited from the Trinity acquisition and growth in the loan portfolio. The three-month period also benefited from higher loan volume due to PPP loans. The benefit to net interest income from higher earning-asset volumes and a decrease in funding costs was partially offset by the decrease in LIBOR in both the three and six months ended June 30, 2020.

The tax-equivalent net interest margin was 3.53% and 3.65% for the three and six months ended June 30, 2020, respectively, compared to 3.86% and 3.87% in the prior year periods, respectively. The net interest margin was impacted by the decline in short-term rates as approximately 60% of the Company’s loan portfolio (excluding PPP) has variable rates, with most indexed to one-month LIBOR that has declined significantly over the past year. An increase in the investment portfolio and in PPP loans in the second quarter 2020 contributed to growth in net interest income; however, the lower yields on these products compared to the loan portfolio yield excluding PPP reduced the net interest margin. The Company responded to interest rate trends by reducing the cost of certain managed money market and interest-bearing transaction accounts. Net interest income and margin both benefited from an 84-basis point decrease in the rate paid on interest-bearing deposits in the second quarter 2020 compared to the second quarter 2019. The rate on interest-bearing deposits for the six months ended June 30, 2020 declined 64 basis points compared to the prior-year period.

•
Noninterest income for the three and six months ended June 30, 2020 decreased $2.0 million and increased $2.2 million, respectively, compared to the prior year periods. For the second quarter 2020, the increase in deposit balances provided more earnings credits to business customers on analysis, resulting in lower service charge income compared to the prior year quarter. Lower transaction volumes on credit and debit cards impacted card services revenue for the three months ended June 30, 2020. For the six months ended June 30, noninterest income increased due to a full period of income from the Trinity acquisition in wealth management and card services revenue. Tax credit income, swap fees and a claim on bank-owned life insurance also contributed to the year-over-year increase.

•
Noninterest expense for the three and six months ended June 30, 2020 decreased $11.1 million and $12.3 million, respectively, compared to the prior year periods. The decrease is primarily due to a reduction in merger-related expenses.

Balance sheet highlights:

Loans – Total loans grew $825.7 million from December 31, 2019, or 15.1%, to $6.1 billion as of June 30, 2020. Growth in the loan portfolio was primarily driven by PPP loans.

•
Deposits – Total deposits grew $928.6 million, or 15.5%, to $6.7 billion as of June 30, 2020 primarily due to PPP related deposits, government stimulus checks and organic growth. Noninterest deposit accounts represented 29.3% of total deposits at June 30, 2020, and the loan to deposit ratio was 91.6%.

•
Asset quality – The allowance for credit losses on loans to total loans increased to 1.80% at June 30, 2020 from 0.81% at December 31, 2019. Nonperforming assets to total assets was 0.55% at June 30, 2020 compared to 0.45% at December 31, 2019. The adoption of CECL on January 1, 2020, increased nonperforming loans by $6.8 million due to the reclassification of loans previously accounted for in performing pools of loans.

•
Subordinated notes - In the second quarter 2020, the Company issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030. The notes are callable beginning in 2025 and are included in tier 2 capital.

•
Shareholders’ equity – Total shareholders’ equity was $868.0 million and the tangible common equity to tangible assets ratio[1] was 7.81% at June 30, 2020 compared to 8.89% at December 31, 2019. Balance sheet growth from the PPP was the primary cause of the decline in the tangible common equity to tangible assets ratio. Bank regulatory capital ratios remain “well-capitalized,” with a common equity tier 1 ratio of 11.75% and a total risk-based capital ratio of 13.00%.

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

	Three months ended June 30,
	2020			2019
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$5,982,117	$63,250	4.25%	$5,056,172	$68,093	5.40%
Tax-exempt portfolio loans (2)	36,864	447	4.88	26,821	453	6.77
Non-core acquired loans - contractual	13,095	172	5.28	12,188	284	9.35
Non-core acquired loans - incremental accretion		719	22.08		910	29.95
Total loans	6,032,076	64,588	4.31	5,095,181	69,740	5.49
Taxable debt and equity investments	1,076,158	6,814	2.55	1,120,526	8,009	2.87
Non-taxable debt and equity investments (2)	285,695	2,406	3.39	126,003	1,143	3.64
Short-term investments	177,267	87	0.20	111,291	703	2.53
Total securities and short-term investments	1,539,120	9,307	2.43	1,357,820	9,855	2.91
Total interest-earning assets	7,571,196	73,895	3.93	6,453,001	79,595	4.95
Noninterest-earning assets	587,008			604,604
Total assets	$8,158,204			$7,057,605

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,487,467	$244	0.07%	$1,384,090	$2,134	0.62%
Money market accounts	1,941,874	995	0.21	1,576,333	6,996	1.78
Savings	590,104	45	0.03	562,503	231	0.16
Certificates of deposit	718,529	3,099	1.73	815,138	3,758	1.85
Total interest-bearing deposits	4,737,974	4,383	0.37	4,338,064	13,119	1.21
Subordinated debentures	169,311	2,316	5.50	141,059	1,958	5.57
FHLB advances	251,231	455	0.73	263,384	1,696	2.58
Securities sold under agreements to repurchase	192,117	57	0.12	164,037	338	0.83
Other borrowed funds	32,842	147	1.80	40,338	375	3.73
Total interest-bearing liabilities	5,383,475	7,358	0.55	4,946,882	17,486	1.42
Noninterest bearing liabilities:
Demand deposits	1,813,760			1,244,008
Other liabilities	92,806			53,609
Total liabilities	7,290,041			6,244,499
Shareholders' equity	868,163			813,106
Total liabilities & shareholders' equity	$8,158,204			$7,057,605
Net interest income		$66,537			$62,109
Net interest spread			3.38%			3.53%
Net interest margin			3.53%			3.86%
Core net interest margin (3)			3.50%			3.80%

(1)
Average balances include nonaccrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $3.6 million and $0.9 million for the three months ended June 30, 2020 and 2019 respectively.

(2)
Non-taxable income is presented on a tax-equivalent basis using a 24.7% tax rate in 2020 and 2019. The tax-equivalent adjustments were $0.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial measures.”

	Six months ended June 30,
	2020			2019
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$5,640,977	$128,569	4.58%	$4,763,916	$127,320	5.39%
Tax-exempt portfolio loans (2)	37,019	938	5.10	27,418	878	6.46
Non-core acquired loans - contractual	14,163	379	5.38	13,564	605	8.99
Non-core acquired loans - incremental accretion		1,992	28.29		2,067	30.74
Total loans	5,692,159	131,878	4.66	4,804,898	130,870	5.49
Taxable debt and equity investments	1,096,703	14,544	2.67	976,875	13,707	2.83
Non-taxable debt and equity investments (2)	257,707	4,384	3.42	95,823	1,737	3.66
Short-term investments	134,758	387	0.58	106,752	1,150	2.17
Total securities and short-term investments	1,489,168	19,315	2.61	1,179,450	16,594	2.84
Total interest-earning assets	7,181,327	151,193	4.23	5,984,348	147,464	4.97
Noninterest-earning assets	579,577			525,540
Total assets	$7,760,904			$6,509,888

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,431,311	$1,581	0.22%	$1,231,537	$3,924	0.64%
Money market accounts	1,876,482	5,735	0.61	1,549,255	13,511	1.76
Savings	566,549	188	0.07	431,843	414	0.19
Certificates of deposit	755,871	6,767	1.80	763,988	7,090	1.87
Total interest-bearing deposits	4,630,213	14,271	0.62	3,976,623	24,939	1.26
Subordinated debentures	155,303	4,235	5.48	132,653	3,606	5.48
FHLB advances	235,842	1,350	1.15	239,535	3,094	2.60
Securities sold under agreements to repurchase	197,002	419	0.43	175,603	611	0.70
Other borrowed funds	33,556	403	2.42	27,689	510	3.71
Total interest-bearing liabilities	5,251,916	20,678	0.79	4,552,103	32,760	1.45
Noninterest bearing liabilities:
Demand deposits	1,564,513			1,166,595
Other liabilities	77,876			52,994
Total liabilities	6,894,305			5,771,692
Shareholders' equity	866,599			738,196
Total liabilities & shareholders' equity	$7,760,904			$6,509,888
Net interest income		$130,515			$114,704
Net interest spread			3.44%			3.52%
Net interest margin			3.65%			3.87%
Core net interest margin (3)			3.60%			3.80%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $4.9 million and $2.1 million for the six months ended June 30, 2020 and 2019 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% tax rate in 2020 and 2019. The tax-equivalent adjustments were $1.3 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

(3)	A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2020 compared to 2019
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$11,129	$(15,972)	$(4,843)	$21,761	$(20,512)	$1,249
Tax-exempt loans (3)	141	(147)	(6)	269	(209)	60
Non-core acquired loans	83	(386)	(303)	116	(417)	(301)
Taxable debt and equity investments	(313)	(882)	(1,195)	1,646	(809)	837
Non-taxable debt and equity investments (3)	1,346	(83)	1,263	2,766	(119)	2,647
Short-term investments	264	(880)	(616)	245	(1,008)	(763)
Total interest-earning assets	$12,650	$(18,350)	$(5,700)	$26,803	$(23,074)	$3,729

Interest paid on:
Interest-bearing transaction accounts	$147	$(2,037)	$(1,890)	$557	$(2,900)	$(2,343)
Money market accounts	1,313	(7,314)	(6,001)	2,415	(10,191)	(7,776)
Savings	10	(196)	(186)	102	(328)	(226)
Certificates of deposit	(426)	(233)	(659)	(71)	(252)	(323)
Subordinated debentures	383	(25)	358	628	1	629
FHLB advances	(75)	(1,166)	(1,241)	(47)	(1,697)	(1,744)
Securities sold under agreements to repurchase	50	(331)	(281)	68	(260)	(192)
Other borrowings	(60)	(168)	(228)	94	(201)	(107)
Total interest-bearing liabilities	1,342	(11,470)	(10,128)	3,746	(15,828)	(12,082)
Net interest income	$11,308	$(6,880)	$4,428	$23,057	$(7,246)	$15,811
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

Net interest income (on a tax equivalent basis) for the three and six months ended June 30, 2020 increased 7% and 13%, respectively, over the prior year periods primarily from higher loan and investment volumes, both of which benefited from the Trinity acquisition and growth in the loan portfolio. The three-month period also benefited from a higher loan volume due to PPP loans. The benefit to net interest income from higher earning-asset volumes and a decrease in funding costs was partially offset by a decrease in earning-asset yields.
The tax-equivalent net interest margin was 3.53% and 3.65% for the three and six months ended June 30, 2020, respectively, compared to 3.86% and 3.87% in the prior year periods, respectively. The net interest margin was impacted by the decline in short-term rates as approximately 60% of the Company’s loan portfolio (excluding PPP) has variable rates, with most indexed to one-month LIBOR that has declined significantly over the past year. Average one-month LIBOR was 0.35% and 0.89% in the three and six months ended June 30, 2020, respectively, compared to 2.44% and 2.47% in the comparable prior year periods, respectively. An increase in the investment portfolio and in PPP loans in the second quarter 2020 contributed to growth in net interest income; however, the lower yields on these products compared to the loan portfolio yield excluding PPP reduced the net interest margin.

The Company responded to interest rate trends by reducing the cost of certain managed money market and interest-bearing transaction accounts. Net interest income and margin both benefited from an 84-basis point decrease in the rate paid on interest-bearing deposits in the second quarter 2020 compared to the second quarter 2019. The rate on interest-bearing deposits for the six months ended June 30, 2020 declined 64 basis points compared to the prior-year period. In addition, the new subordinated debt issuance in the quarter reduced net interest margin by two basis points.

The Company manages its balance sheet to defend against pressures on core net interest margin, which could be negatively impacted from continued competition for deposits, current interest rate conditions, and movements in short-term rates.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	2020 compared to 2019
	Three months ended June 30,				Six months ended June 30,
(in thousands)	2020	2019	Increase (decrease)		2020	2019	Increase (decrease)
Service charges on deposit accounts	$2,616	$3,366	$(750)	(22)%	$5,759	$6,301	$(542)	(9)%
Wealth management revenue	2,326	2,661	(335)	(13)%	4,827	4,653	174	4%
Card services revenue	2,225	2,461	(236)	(10)%	4,472	4,251	221	5%
Tax credit income	(221)	572	(793)	(139)%	1,815	730	1,085	149%
Miscellaneous income	3,014	2,904	110	4%	6,495	5,259	1,236	24%
Total noninterest income	$9,960	$11,964	$(2,004)	(17)%	$23,368	$21,194	$2,174	10%

Noninterest income decreased $2.0 million, or 17%, for the three months ended June 30, 2020, compared to the same period in 2019. The increase in deposit account balances provided more earnings credits to business customers, resulting in lower service charge income compared to the prior year quarter. Lower transaction volumes on credit and debit cards impacted card services revenue for the three months ended June 30, 2020. The Company’s tax credit income decreased in the current quarter over the prior year period primarily due to timing delays on projects.

Noninterest income increased $2.2 million, or 10%, for the six months ended June 30, 2020, compared to the same period in 2019. Wealth management and card services benefited from a full period of income in 2020 from the Trinity acquisition compared to the prior year. Tax credit income increased partially due to fair value adjustments on tax credits. The fair value of these projects increased due to a decline in the LIBOR component of the discount rate. Miscellaneous income increased $1.2 million in 2020 over 2019 due primarily to a $0.9 million increase in swap fees and a $0.7 million claim on a life insurance policy, partially offset by a $0.4 million decrease in non-core acquired fee income.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	2020 compared to 2019
	Three months ended June 30,				Six months ended June 30,
(in thousands)	2020	2019	Increase (decrease)		2020	2019	Increase (decrease)
Employee compensation and benefits	$22,389	$20,687	$1,702	8%	$44,074	$40,039	$4,035	10%
Occupancy	3,185	3,188	(3)	—%	6,532	5,825	707	12%
Data processing	2,144	2,458	(314)	(13)%	4,226	4,364	(138)	(3)%
Professional fees	1,287	1,037	250	24%	2,149	1,783	366	21%
Merger-related expenses	—	10,306	(10,306)	(100)%	—	17,576	(17,576)	(100)%
Other	8,907	11,378	(2,471)	(22)%	19,604	19,305	299	2%
Total noninterest expense	$37,912	$49,054	$(11,142)	(23)%	$76,585	$88,892	$(12,307)	(14)%

Efficiency ratio	50.02%	66.58%	(16.56)%		50.20%	65.72%	(15.52)%
Core efficiency ratio[1]	50.66%	53.30%	(2.64)%		50.94%	53.65%	(2.71)%
1A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
Noninterest expense decreased $11.1 million, or 23%, for the second quarter 2020, compared to the same period in 2019. The decrease from the prior year period was primarily impacted by merger-related expenses of $10.3 million from the Trinity transaction incurred in the second quarter 2019. For the six months ended June 30, 2020, noninterest expense decreased $12.3 million, or 14%, from the prior year period primarily due to merger-related expenses of $17.6 million, partially offset by an increase in employee compensation from merit increases.

Efficiency gains primarily from growth in net interest income combined with reductions in noninterest expense have resulted in continued improvements to the Company’s core efficiency ratio.1 The core efficiency ratio was 50.66% in the second quarter 2020 compared to 53.30% in the second quarter 2019.

Income Taxes

The Company’s effective tax rate was 20.0% for the second quarter 2020, compared to 19.6% for the same period in 2019. For the six months ended June 30, 2020, the effective tax rate was 19.4% compared to 19.9% for the same period in 2019.

Summary Balance Sheet

(in thousands)	June 30, 2020	December 31, 2019	Increase (decrease)
Total cash and cash equivalents	$348,727	$167,256	$181,471	108%
Securities	1,343,895	1,316,483	27,412	2%
Loans held for investment	6,140,051	5,457,517	682,534	13%
Total assets	8,357,501	7,333,791	1,023,710	14%
Deposits	6,699,580	5,771,023	928,557	16%
Total liabilities	7,489,538	6,466,606	1,022,932	16%
Total shareholders’ equity	867,963	867,185	778	—%

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

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2020	December 31, 2019	Increase (decrease)
Commercial and industrial	$3,143,197	$2,361,157	$782,040	33%
Commercial real estate - investor owned	1,309,895	1,299,884	10,011	1%
Commercial real estate - owner occupied	738,549	697,437	41,112	6%
Construction and land development	481,221	457,273	23,948	5%
Residential real estate	326,992	366,261	(39,269)	(11)%
Other	140,197	132,325	7,872	6%
Loans held for investment	$6,140,051	$5,314,337	$825,714	16%

Loans grew $825.7 million to $6.1 billion at June 30, 2020, from December 31, 2019. Loan growth was primarily due to the $807.8 million PPP loans outstanding at June 30, 2020. Revolving line utilization for C&I customers decreased in the second quarter 2020, partially due to the influx of PPP funds to our customers. Low interest rates and higher refinance activity has reduced the residential real estate portfolio, while construction and commercial real estate loans have increased.

The following table illustrates loan growth with selected specialized lending detail:

(in thousands)	June 30, 2020	December 31, 2019	Increase (decrease)
C&I - general	$1,057,899	$1,186,667	$(128,768)	(11)%
CRE investor owned - general	1,302,235	1,290,258	11,977	1%
CRE owner occupied - general	599,800	582,579	17,221	3%
PPP	807,814	—	807,814	NM
Enterprise value lending[1]	382,828	428,896	(46,068)	(11)%
Life insurance premium financing[1]	520,705	472,822	47,883	10%
Residential real estate - general	326,697	366,261	(39,564)	(11)%
Construction and land development - general	455,686	428,681	27,005	6%
Tax credits[1]	363,222	294,210	69,012	23%
Agriculture[1]	191,093	139,873	51,220	37%
Other	132,072	124,090	7,982	6%
Total loans	$6,140,051	$5,314,337	$825,714	16%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or other loans.

Specialized lending products, especially enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans. These loans are sourced through relationships developed with estate planning firms and private equity funds and are not bound geographically by our four markets. These specialized loan products offer opportunities to expand and diversify geographically by entering into new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth, coupled with typically fixed-rate CRE lending, supports management’s efforts to maintain a flexible asset sensitive interest rate risk position. The specialized lending products declined in 2020, primarily due to a decrease in enterprise value loans, offset by an increase in life insurance premium financing and tax credits. Life insurance premium financing and tax credits are typically lower risk products due to the high collateral value securing the loans. Agriculture loans increased primarily due to one relationship for hog and pig farming, and other loans increased primarily due to loans to financial institutions as part of the Company’s correspondent business unit.

In response to the COVID-19 pandemic, the Company has processed short-term deferrals allowing customers to defer payments. Approximately 99% of the deferrals are for 90 days or less. As of June 30, 2020, $685.7 million in loans have received deferrals, of which 53% are deferring all principal and interest and 47% are paying interest only.

The following table summarizes the loans modified by category:

(in thousands)	June 30, 2020
Commercial and industrial	$171,108
Commercial real estate	404,295
Construction and land development	88,368
Residential real estate	21,762
Other	134
Loans held for investment	$685,667

Provision and Allowance for Credit Losses

The adoption of CECL on January 1, 2020 increased the ACLL by $28.4 million, or 65%, and the allowance for unfunded commitments by $2.4 million. These increases were primarily offset in retained earnings and did not impact the consolidated statement of operations. The following table summarizes changes in the ACLL arising from CECL adoption; loan charge-offs and recoveries by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Allowance, at beginning of period	$92,187	$43,095	$43,288	$43,476
CECL adoption	—	—	28,387	—
PCD loans immediately charged-off	—	—	(1,680)	—
Allowance at beginning of period, adjusted for adoption of CECL	92,187	43,095	69,995	43,476
Charge-offs:
Commercial and industrial	(3,303)	(1,380)	(3,366)	(3,233)
Real estate:
Commercial	(224)	(431)	(226)	(587)
Construction and land development	—	—	(31)	(45)
Residential	(32)	(26)	(154)	(93)
Other	(105)	(53)	(191)	(182)
Total charge-offs	(3,664)	(1,890)	(3,968)	(4,140)
Recoveries:
Commercial and industrial	293	32	797	61
Real estate:
Commercial	2,763	58	2,846	67
Construction and land development	29	489	69	498
Residential	226	124	383	488
Other	45	217	62	230
Total recoveries	3,356	920	4,157	1,344
Net (charge-offs) recoveries	(308)	(970)	189	(2,796)
Provision for credit losses	18,391	1,722	40,086	3,198
Other	—	(25)	—	(56)
Allowance, at end of period	$110,270	$43,822	$110,270	$43,822

The following table presents the components of the provision for credit losses:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Provision for loan losses	$18,391	$1,722	$40,086	$3,198
Provision for off-balance sheet commitments	1,206	—	2,055	—
Provision for held-to-maturity securities	342	—	342	—
Recovery for accrued interest	(348)	—	(628)	—
Provision for credit losses	$19,591	$1,722	$41,855	$3,198

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. The Company also records reversals of interest on nonaccrual loans and interest recoveries directly through the provision of credit losses. Due to current economic conditions, the provision for credit losses was $19.6 million and $41.9 million for the three and six months ended June 30, 2020, respectively. CECL requires economic forecasts to be factored into determining estimated losses. As a result, CECL will typically require a higher level of provision at the start of an economic downturn. The increase in the provision for credit losses in 2020 was primarily due to a change in economic forecasts from the end of 2019, which worsened significantly starting in March 2020 due to the COVID-19 pandemic and the resulting slow-down of business activity. Two of the primary economic loss drivers used in estimating the ACL include the percentage change in GDP and unemployment. The Company’s forecast of the percentage change in GDP included a range of (10.0)% to 8.0%. The Company’s forecast of unemployment included a range of 7.9% to 11.8%. The Company utilizes a one-year reasonable and supportable forecast.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The Company had net charge-offs of $1.5 million in the first six months of 2020, primarily due to the administrative charge-off of nonaccrual loans less than $100,000 under the Company’s credit policy. Most of these charge-offs were loans added to nonaccual as part of the CECL adoption. The ACLL was 1.80% of loans at June 30, 2020, compared to 0.81% at December 31, 2019.

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

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Nonaccrual loans	$36,867	$26,096	$15,659
Loans past due 90 days or more and still accruing interest	886	250	3,999
Troubled debt restructurings	3,720	79	184
Total nonperforming loans	41,473	26,425	19,842
Other real estate	4,874	6,344	10,531
Total nonperforming assets	$46,347	$32,769	$30,373

Total assets	$8,357,501	$7,333,791	$7,181,855
Total loans	6,140,051	5,314,337	5,149,497
Nonperforming loans to total loans	0.68%	0.50%	0.39%
Nonperforming assets to total assets	0.55%	0.45%	0.42%
ACLL to nonperforming loans	266%	164%	221%

Nonperforming loans increased $15.1 million to $41.5 million at June 30, 2020 from $26.4 million at December 31, 2019 partially due to the adoption of CECL that added $6.8 million in PCD loans that were previously accounted for in an accruing pool of loans. The addition of a $5.0 million nonaccrual enterprise value loan in 2020 also contributed to the increase. Other real estate decreased during 2020 due to write-downs of $0.9 million and sales of $0.6 million.

Nonperforming loans

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Commercial and industrial	$31,938	$22,578	$15,112
Commercial real estate	4,789	2,516	1,670
Construction and land development	207	—	—
Residential real estate	4,499	1,330	3,060
Other	40	1	—
Total	$41,473	$26,425	$19,842

The following table summarizes the changes in nonperforming loans:

	Six months ended June 30,
(in thousands)	2020	2019
Nonperforming loans, beginning of period	$26,425	$16,745
CECL adoption	8,462	—
PCD loans immediately charged off	(1,680)	—
Nonperforming loans, January 1	$33,207	$16,745
Additions to nonaccrual loans	12,154	10,605
Additions to restructured loans	3,750	—
Charge-offs	(3,970)	(3,965)
Other principal reductions	(4,250)	(5,136)
Moved to other real estate	—	(1,732)
Moved to performing	(6)	(674)
Loans past due 90 days or more and still accruing interest	588	3,999
Nonperforming loans, end of period	$41,473	$19,842

Other real estate

Other real estate was $4.9 million at June 30, 2020 compared to $10.5 million at June 30, 2019.

The following table summarizes the changes in other real estate:

	Six months ended June 30,
(in thousands)	2020	2019
Other real estate beginning of period	$6,344	$469
Additions and expenses capitalized to prepare property for sale	—	7,783
Additions from acquisition	—	4,512
Writedowns in value	(856)	—
Sales	(615)	(2,233)
Other real estate end of period	$4,873	$10,531

Writedowns in fair value are recorded in other noninterest expense based on current market activity shown in the appraisals.

Deposits

(in thousands)	June 30, 2020	December 31, 2019	Increase (decrease)
Noninterest-bearing deposit accounts	$1,965,868	$1,327,348	$638,520	48%
Interest-bearing transaction accounts	1,508,535	1,367,444	141,091	10%
Money market accounts	1,962,916	1,713,615	249,301	15%
Savings accounts	603,095	536,169	66,926	12%
Certificates of deposit:
Brokered	85,414	215,758	(130,344)	(60)%
Other	573,752	610,689	(36,937)	(6)%
Total deposits	$6,699,580	$5,771,023	$928,557	16%

Non-time deposits / total deposits	90%	86%
Demand deposits / total deposits	29%	23%

Total deposits at June 30, 2020 were $6.7 billion, an increase of 16%, from December 31, 2019. The increase in deposits has been influenced by the PPP, as many of the recipients have maintained increased deposit levels since receiving PPP funding. Government stimulus checks and organic growth have also impacted deposit balances. Due to increased liquidity, the brokered certificates of deposit have been reduced in 2020. Noninterest bearing deposits as a percentage of total deposits was 29% at June 30, 2020, compared to 23% at December 31, 2019, respectively.

Shareholders’ Equity

Shareholders’ equity totaled $868.0 million at June 30, 2020, an increase of $0.8 million from December 31, 2019. Significant activity during the first six months of 2020 was as follows:

•	increase from net income of $27.5 million,

•	net increase in fair value of securities and cash flow hedges of $15.1 million,

•	decrease from CECL adoption of $18.1 million,

•	decrease from dividends paid on common shares of $9.5 million,

•	increase from the issuance under equity compensation plans of $1.1 million, and

•	decrease from share repurchases of $15.3 million.

Liquidity and Capital Resources

Liquidity

Our objective of liquidity management is to ensure we have the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet our commitments as they become due. Typical demands on liquidity are run-off from demand deposits, maturing time deposits which are not renewed, and fundings under credit commitments to customers. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities.

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

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2020, the Bank had borrowing capacity of $562 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $879 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $90 million, and $367 million of unsecured credit through the American Financial Exchange.

Investment securities are another important tool in managing the Bank’s liquidity objectives. Securities totaled $1.4 billion at June 30, 2020, and included $450 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $904 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $1.7 billion in unused commitments as of June 30, 2020. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

On May 21, 2020, the Company issued $63.3 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes with a maturity date of June 1, 2030, which initially bear an annual interest rate of 5.75%, with interest payable semiannually. Beginning June 1, 2025, the interest rate resets quarterly to the three-month SOFR rate plus a spread of 566.0 basis points, payable quarterly.

The Company has a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank allowing for borrowings up to $25 million that matures in February 2021. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of June 30, 2020, no amount was outstanding under the Revolving Agreement.

In March 2019, the Company entered into a five-year term note for $40 million that matures in March 2024. The Company principally used the proceeds from the issuance of the note to fund the cash consideration at the closing of the acquisition of Trinity. The remaining balance at June 30, 2020 was $31 million.

As of June 30, 2020, the Company had $92 million of outstanding junior subordinated debentures as part of 13 statutory trusts. These debentures are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $68 million, along with the Company’s other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of June 30, 2020, and December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2020.

The following table summarizes the Company’s various capital ratios at the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	14.40%	12.90%	N/A	10.50%
Tier 1 capital to risk-weighted assets	11.37	11.40	N/A	8.50
Common equity tier 1 capital to risk-weighted assets	9.91	9.90	N/A	7.00
Leverage ratio (Tier 1 capital to average assets)	9.16	10.05	N/A	4.00
Tangible common equity to tangible assets[1]	7.81	8.89	N/A
Total risk-based capital	$919,693	$804,273
Tier 1 capital	726,574	710,480
Common equity tier 1 capital	632,919	616,825

[1] Not a required regulatory capital ratio

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	13.00%	12.40%	10.00%	10.50%
Tier 1 capital to risk-weighted assets	11.75	11.70	8.00	8.50
Common equity tier 1 capital to risk-weighted assets	11.75	11.69	6.50	7.00
Leverage ratio (Tier 1 capital to average assets)	9.48	10.31	5.00	4.00
Total risk-based capital	$829,134	$769,254
Tier 1 capital	749,402	725,461
Common equity tier 1 capital	749,347	725,406

In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital followed by a three-year transition period. The Company adopted CECL on January 1, 2020. For additional information regarding the adoption of CECL, see “Item 1. Note 1 – Summary of Significant Accounting Policies.” The Company has elected the transition provisions provided by the U.S. banking agencies’ rule. Accordingly, the regulatory capital effects resulting from adoption of the CECL methodology will not be fully reflected in the Company’s regulatory capital until January 1, 2025. Based on the Company’s regulatory capital position as of June 30, 2020, the estimated impact of adopting CECL methodology would reduce the Common Equity Tier 1 Capital ratio by approximately 44 basis points. The actual impact of adopting CECL on the regulatory capital ratios may change as the final impact is not determined until the end of the second year of the transition period.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:

The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as core net interest income, core net interest margin, core efficiency ratios, tangible common equity, return on average tangible common equity, and the tangible common equity ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
The Company considers its core net interest income, core net interest margin, core efficiency ratio, tangible common equity, return on average tangible common equity, and the tangible common equity ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of non-core acquired loans, which were acquired from the FDIC and previously covered by loss share agreements, and the related income and expenses, the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures include contractual interest on non-core acquired loans, but exclude incremental accretion on these loans. Core performance measures also exclude expenses directly related to non-core acquired loans. Core performance measures also exclude certain other income and expense items, such as merger-related expenses, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.
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

Core Performance Measures

	For the three months ended		At or for the six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest income	$65,833	$61,715	$129,201	$114,058
Less: Incremental accretion income	719	910	1,992	2,067
Core net interest income	65,114	60,805	127,209	111,991

Total noninterest income	9,960	11,964	23,368	21,194
Less: Gain on sale of investment securities	—	—	4	—
Less: Other income from non-core acquired assets	—	2	—	367
Less: Other non-core income	265	266	265	266
Core noninterest income	9,695	11,696	23,099	20,561

Total core revenue	74,809	72,501	150,308	132,552

Total noninterest expense	37,912	49,054	76,585	88,892
Less: Other expenses related to non-core acquired loans	12	103	24	206
Less: Merger related expenses	—	10,306	—	17,576
Core noninterest expense	37,900	38,645	76,561	71,110

Core efficiency ratio	50.66%	53.30%	50.94%	53.65%

Net Interest Margin to Core Net Interest Margin (tax equivalent)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net interest income	$66,537	$62,109	$130,515	$114,704
Less: Incremental accretion income	719	910	1,992	2,067
Core net interest income, tax equivalent	$65,818	$61,199	$128,523	$112,637

Average earning assets	$7,571,196	$6,453,005	$7,181,327	$5,984,348
Reported net interest margin	3.53%	3.86%	3.65%	3.87%
Core net interest margin	3.50%	3.80%	3.60%	3.80%

Tangible Common Equity Ratio

(in thousands)	June 30, 2020	December 31, 2019
Total shareholders' equity	$867,963	$867,185
Less: Goodwill	210,344	210,344
Less: Intangible assets	23,196	26,076
Tangible common equity	$634,423	$630,765

Total assets	$8,357,501	$7,333,791
Less: Goodwill	210,344	210,344
Less: Intangible assets, net	23,196	26,076
Tangible assets	$8,123,961	$7,097,371

Tangible common equity to tangible assets	7.81%	8.89%

Average Shareholders’ Equity and Average Tangible Common Equity

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Average shareholder’s equity	$868,163	$813,106	$866,599	$738,196
Less: Average goodwill	210,344	211,251	210,344	176,529
Less: Average intangible assets, net	23,873	29,965	24,587	22,261
Average tangible common equity	$633,946	$571,890	$631,668	$539,406

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

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling (due to the current level of interest rates, the downward shock scenarios are not shown in the table below.) The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. The Company uses an earning sensitivity model to track earnings sensitivity to a plus or minus 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income:

Rate Shock[1]	Annual % change in net interest income
+ 300 bp	7.8%
+ 200 bp	4.9%
+ 100 bp	2.1%

[1] Due to the current levels of interest rates, the downward shock scenarios are not shown.

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. Generally, positive changes in rates result in higher levels of net interest income, while scenarios based on declining rates, particularly those involving decreases in long-term rates, result in reduced net interest income.

At June 30, 2020, model scenarios based on a flatter yield curve through a reduction in longer term rates result in a marginal decrease in net interest income over a 12 month horizon.

At June 30, 2020, the Company had $3.1 billion in variable rate loans including $2.5 billion based on LIBOR and $332 million based on Prime. Approximately 86% of the LIBOR based loans are indexed to one-month LIBOR. Of the total variable rate loans, $1.2 billion, or 39%, had a rate floor of which approximately $1.0 billion, or 86%, were currently priced at the floor.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2020. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance of the achievement of the objectives described above.

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

In December 2019, a novel strain of coronavirus (COVID-19) was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the COVID-19 pandemic will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and actions taken to contain the COVID-19 or its impact, among others.

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

The Company has implemented restrictions on employee business travel, conversion of in-person meetings to virtual, and a work-from home mandate. The Company has also worked with its customers to implement appropriate loan deferral strategies in certain circumstances. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the US federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the COVID-19 pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

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

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the COVID-19 outbreak continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 will be heightened.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

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

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

104	The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of July 24, 2020.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer