Form 10-Q
period 2020-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2020-10-23
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020.

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

As of October 21, 2020, the Registrant had 26,209,739 shares of outstanding common stock, $0.01 par value per share.

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

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
ACLL	Allowance for Credit Losses on Loans (excludes allowance for securities and allowance for unfunded commitments)	GAAP	Generally Accepted Accounting Principles (United States)
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank	Enterprise Bank & Trust	PCD	Purchased Credit Deteriorated
C&I	Commercial and Industrial	PCI	Purchased Credit Impaired
CECL	Current Expected Credit Loss	PPP	Paycheck Protection Program
Company	Enterprise Financial Services Corp and Subsidiaries	SBA	Small Business Administration
CRE	Commercial Real Estate	SCBH	Seacoast Commerce Banc Holdings
DCF	Discounted Cash Flow	Seacoast	Seacoast Commerce Bank
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
Enterprise	Enterprise Financial Services Corp and Subsidiaries	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	Trinity	Trinity Capital Corporation
FDIC	Federal Deposit Insurance Corporation

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$98,816	$74,769
Federal funds sold	1,204	3,060
Interest-earning deposits (including $45,525 and $15,285 pledged as collateral, respectively)	292,195	89,427
Total cash and cash equivalents	392,215	167,256
Interest-earning deposits greater than 90 days	8,374	3,730
Securities available-for-sale	1,005,426	1,135,317
Securities held-to-maturity, net	327,049	181,166
Loans held-for-sale	14,032	5,570
Loans	6,126,307	5,314,337
Less: Allowance for credit losses on loans	123,270	43,288
Total loans, net	6,003,037	5,271,049
Other investments	43,456	38,044
Fixed assets, net	56,807	60,013
Goodwill	210,344	210,344
Intangible assets, net	21,820	26,076
Other assets	285,416	235,226
Total assets	$8,367,976	$7,333,791

Liabilities and Shareholders' Equity
Noninterest-bearing deposit accounts	$1,929,540	$1,327,348
Interest-bearing transaction accounts	1,499,756	1,367,444
Money market accounts	2,019,222	1,713,615
Savings accounts	615,663	536,169
Certificates of deposit:
Brokered	65,209	215,758
Other	546,836	610,689
Total deposits	6,676,226	5,771,023
Subordinated debentures and notes	203,510	141,258
FHLB advances	250,000	222,406
Other borrowings	209,038	230,886
Notes payable	30,000	34,286
Other liabilities	116,935	66,747
Total liabilities	$7,485,709	$6,466,606

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 28,189,670 and 28,067,087 shares issued, respectively	282	281
Treasury stock, at cost; 1,980,093 and 1,523,842 shares, respectively	(73,528)	(58,181)
Additional paid in capital	529,105	526,599
Retained earnings	393,900	380,737
Accumulated other comprehensive income	32,508	17,749
Total shareholders' equity	882,267	867,185
Total liabilities and shareholders' equity	$8,367,976	$7,333,791
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$62,648	$71,214	$194,295	$201,867
Interest on debt securities:
Taxable	5,554	8,004	19,698	21,236
Nontaxable	2,241	969	5,542	2,277
Interest on interest-earning deposits	113	572	500	1,722
Dividends on equity securities	231	319	631	794
Total interest income	70,787	81,078	220,666	227,896
Interest expense:
Deposits	3,712	13,209	17,983	38,148
Subordinated debentures and notes	2,826	1,956	7,061	5,562
FHLB advances	720	2,203	2,070	5,297
Notes payable and other borrowings	175	664	997	1,785
Total interest expense	7,433	18,032	28,111	50,792
Net interest income	63,354	63,046	192,555	177,104
Provision for credit losses	14,080	1,833	55,935	5,031
Net interest income after provision for credit losses	49,274	61,213	136,620	172,073
Noninterest income:
Service charges on deposit accounts	2,798	3,246	8,557	9,547
Wealth management revenue	2,456	2,661	7,283	7,314
Card services revenue	2,498	2,494	6,970	6,745
Tax credit income	748	1,238	2,563	1,968
Miscellaneous income	4,129	3,925	10,624	9,184
Total noninterest income	12,629	13,564	35,997	34,758
Noninterest expense:
Employee compensation and benefits	22,040	20,845	66,114	60,884
Occupancy	3,408	3,179	9,940	9,004
Data processing	2,167	2,051	6,393	6,415
Professional fees	755	1,064	2,904	2,847
Merger-related expenses	1,563	393	1,563	17,969
Other	9,591	10,707	29,195	30,012
Total noninterest expense	39,524	38,239	116,109	127,131

Income before income tax expense	22,379	36,538	56,508	79,700
Income tax expense	4,428	7,469	11,055	16,051
Net income	$17,951	$29,069	$45,453	$63,649

Earnings per common share
Basic	$0.68	$1.09	$1.73	$2.46
Diluted	0.68	1.08	1.73	2.45
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$17,951	$29,069	$45,453	$63,649
Other comprehensive income (loss), after-tax:
Change in unrealized gain on available-for-sale debt securities	94	7,018	21,642	31,362
Reclassification adjustment for realized gain on sale of available-for-sale debt securities	(314)	(254)	(317)	(34)
Reclassification of (gain) loss on held-to-maturity securities	(705)	10	(1,190)	15
Change in unrealized gain (loss) on cash flow hedges arising during the period	110	(669)	(6,247)	(2,886)
Reclassification of loss on cash flow hedges	514	32	871	36
Total other comprehensive income (loss), after-tax	(301)	6,137	14,759	28,493
Comprehensive income	$17,650	$35,206	$60,212	$92,142

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2020
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2020	$281	$(73,528)	$527,734	$380,667	$32,809	$867,963
Net income	—	—	—	17,951	—	17,951
Other comprehensive income	—	—	—	—	(301)	(301)
Comprehensive income	—	—	—	17,951	(301)	17,650
Cash dividends paid on common shares, $0.18 per share	—	—	—	(4,718)	—	(4,718)
Issuance under equity compensation plans, 13,583 shares, net	1	—	331	—	—	332
Share-based compensation	—	—	1,040	—	—	1,040
Balance at September 30, 2020	$282	$(73,528)	$529,105	$393,900	$32,508	$882,267

Balance at December 31, 2019	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	—	—	—	45,453	—	45,453
Other comprehensive income	—	—	—	—	14,759	14,759
Total comprehensive income	—	—	—	45,453	14,759	60,212
Cash dividends paid on common shares, $0.54 per share	—	—	—	(14,176)	—	(14,176)
Repurchase of common shares	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, 122,583 shares, net	1	—	(563)	—	—	(562)
Share-based compensation	—	—	3,069	—	—	3,069
Reclassification for the adoption of ASU 2016-13 (CECL)	—	—	—	(18,114)	—	(18,114)
Balance at September 30, 2020	$282	$(73,528)	$529,105	$393,900	$32,508	$882,267

Three and nine months ended September 30, 2019
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2019	$280	$(42,655)	$523,454	$331,348	$13,074	$825,501
Net income	—	—	—	29,069	—	29,069
Other comprehensive income	—	—	—	—	6,137	6,137
Comprehensive income	—	—	—	29,069	6,137	35,206
Cash dividends paid on common shares, $0.16 per share	—	—	—	(4,257)	—	(4,257)
Repurchase of common shares	—	(11,817)	—	—	—	(11,817)
Issuance under equity compensation plans, 9,382 shares, net	—	—	353	—	—	353
Share-based compensation	—	—	1,109	—	—	1,109
Balance at September 30, 2019	$280	$(54,472)	$524,916	$356,160	$19,211	$846,095

Balance at December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	—	—	—	63,649	—	63,649
Other comprehensive income	—	—	—	—	28,493	28,493
Total comprehensive income	—	—	—	63,649	28,493	92,142
Cash dividends paid on common shares, $0.45 per share	—	—	—	(12,055)	—	(12,055)
Repurchase of common shares	—	(11,817)	—	—	—	(11,817)
Issuance under equity compensation plans, 112,812 shares, net	1	—	(881)	—	—	(880)
Share-based compensation	—	—	3,016	—	—	3,016
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares	40	—	171,845	—	—	171,885
Balance at September 30, 2019	$280	$(54,472)	$524,916	$356,160	$19,211	$846,095
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands, except share data)	2020	2019
Cash flows from operating activities:
Net income	$45,453	$63,649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,573	4,187
Provision for credit losses	55,935	5,031
Deferred income taxes	(9,609)	4,777
Net amortization of debt securities	4,775	2,009
Amortization of intangible assets	4,256	3,993
Mortgage loans originated-for-sale	(164,151)	(39,260)
Proceeds from mortgage loans sold	157,377	33,503
Loss (gain) on:
Sale of investment securities	(421)	(45)
Sale of other real estate	13	(59)
Sale of state tax credits	(290)	(469)
Share-based compensation	3,069	3,016
Net accretion of loan discount	(5,976)	(8,101)
Changes in other assets and liabilities, net	5,243	(5,661)
Net cash provided by operating activities	100,247	66,570
Cash flows from investing activities:
Acquisition cash purchase price, net of cash and cash equivalents acquired	—	(23,377)
Net increase in loans	(800,812)	(197,514)
Proceeds received from:
Sale of debt securities, available-for-sale	20,221	314,189
Paydown or maturity of debt securities, available-for-sale	234,267	95,386
Paydown or maturity of debt securities, held-to-maturity	25,833	4,760
Redemption of other investments	26,350	43,034
Sale of state tax credits held for sale	5,621	3,978
Sale of other real estate	652	4,380
Settlement of bank-owned life insurance policies	1,993	—
Payments for the purchase of:
Available-for-sale debt securities	(274,677)	(467,695)
Other investments	(40,714)	(61,226)
State tax credits held for sale	(11,026)	(9,666)
Fixed assets, net	(1,633)	(4,008)
Net cash used in investing activities	(813,925)	(297,759)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	602,192	25,653
Net increase (decrease) in interest-bearing deposit accounts	303,011	(70,446)
Proceeds from FHLB advances, net	27,700	384,500
Proceeds from notes payable	—	41,000
Repayments of notes payable	(4,286)	(6,286)
Proceeds from issuance of subordinated debentures, net	61,953	—
Net decrease in other borrowings	(21,848)	(58,530)
Cash dividends paid on common stock	(14,176)	(12,055)
Payments for the repurchase of common stock	(15,347)	(11,817)
Payments for the issuance of equity instruments, net	(562)	(880)
Net cash provided by financing activities	938,637	291,139
Net increase in cash and cash equivalents	224,959	59,950
Cash and cash equivalents, beginning of period	167,256	196,552
Cash and cash equivalents, end of period	$392,215	$256,502
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,858	$49,862
Income taxes	7,514	12,955
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$261	$7,964
Sales of other real estate financed	48	—
Right-of-use assets obtained in exchange for lease obligations	200	—
Common shares issued in connection with acquisition	—	171,885
Transfer of securities from available for sale to held to maturity	163,592	—

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

Accrued interest receivable totaled $24.6 million at September 30, 2020 and was reported in Other Assets on the consolidated balance sheets.

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

The Company uses a one-year reasonable and supportable forecast that considers baseline, upside and downside economic scenarios. For periods beyond the forecast period, the Company reverts to historical loss rates on a straight-line basis over a one-year period.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

NOTE 2 - ACQUISITIONS

Acquisition of Seacoast Commerce Banc Holdings.

On August 20, 2020, the Company and the Bank entered into a definitive agreement with Seacoast Commerce Banc Holdings (“SCBH”) and its wholly-owned bank subsidiary, Seacoast Commerce Bank (“Seacoast”), pursuant to which the Company will acquire SCBH and Seacoast. Based on the number of shares of Seacoast common stock and restricted stock awards outstanding as of the record date of September 24, 2020 and the closing price of Enterprise's common stock on Nasdaq of $27.27 on September 30, 2020, the implied value of the aggregate stock consideration would be approximately $135.3 million.

Pursuant to the terms of the definitive agreement, upon consummation of the proposed transaction, SCBH shareholders will receive 0.5061 shares of the Company’s common stock for each share of SCBH common stock they hold. Headquartered in San Diego, California, Seacoast has five full-service banking branches in California and Nevada, and loan and deposit production offices throughout Arizona, California, Colorado, Illinois, Indiana, Massachusetts, Michigan, Nevada, Ohio, Oregon, Texas, Utah and Washington. The proposed transaction has been approved by the FDIC and the Federal Reserve Bank of St. Louis. The closing of the proposed transaction, which is anticipated to occur during the fourth quarter of 2020, remains subject to the approval of Seacoast’s shareholders and the Missouri Division of Finance, as well as the satisfaction or waiver, as applicable, of all closing conditions.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income as reported	$17,951	$29,069	$45,453	$63,649

Weighted average common shares outstanding	26,217	26,778	26,290	25,878
Additional dilutive common stock equivalents	11	90	21	98
Weighted average diluted common shares outstanding	26,228	26,868	26,311	25,976

Basic earnings per common share:	$0.68	$1.09	$1.73	$2.46
Diluted earnings per common share:	0.68	1.08	$1.73	$2.45
For the three and nine months ended September 30, 2020 common stock equivalents of approximately 132,000 and 139,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 21,000 and 26,000 common stock equivalents excluded in the prior year periods, respectively.

NOTE 4 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance of credit losses and fair value of securities available for sale and held to maturity:

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,972	$228	$—	$—	$10,200
Obligations of states and political subdivisions	355,036	11,625	(539)	—	366,122
Agency mortgage-backed securities	581,111	24,884	(46)	—	605,949
U.S. Treasury bills	10,977	544	—	—	11,521
Corporate debt securities	11,502	134	(2)	—	11,634
Total securities available for sale	$968,598	$37,415	$(587)	$—	$1,005,426
Held-to-maturity securities:
Obligations of states and political subdivisions	$95,497	$1,038	$—	$(16)	$96,519
Agency mortgage-backed securities	109,954	2,468	(148)	—	112,274
Corporate debt securities	122,243	8,367	—	(629)	129,981
Total securities held-to-maturity	$327,694	$11,873	$(148)	$(645)	$338,774
Less: Allowance for credit losses	645
Total securities held-to-maturity, net	$327,049

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,954	$92	$—	$10,046
Obligations of states and political subdivisions	207,269	6,118	(363)	213,024
Agency mortgage-backed securities	888,129	15,083	(1,191)	902,021
U.S. Treasury Bills	9,971	255	—	10,226
Total securities available for sale	$1,115,323	$21,548	$(1,554)	$1,135,317
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,704	$170	$—	$11,874
Agency mortgage-backed securities	46,346	675	—	47,021
Corporate debt securities	123,116	128	(200)	123,044
Total securities held to maturity	$181,166	$973	$(200)	$181,939

During the second quarter of 2020, the Company transferred municipal securities and agency mortgage-backed securities with an aggregate book value of $163.6 million and an aggregate fair value of $175.1 million from available-for-sale to held-to-maturity. The Company believes the held- to-maturity category is more consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the $11.5 million unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. Such amounts are amortized over the remaining life of the securities.

During the third quarter of 2020, the Company sold seven agency mortgage-backed securities with an aggregate book value of $19.6 million for an aggregate gain of $0.4 million.

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $449.5 million and $484.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 3 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,139	$3,161	$—	$—
Due after one year through five years	32,281	33,232	10,187	10,587
Due after five years through ten years	16,828	17,443	125,476	133,063
Due after ten years	335,239	345,641	82,077	82,850
Agency mortgage-backed securities	581,111	605,949	109,954	112,274
	$968,598	$1,005,426	$327,694	$338,774

The following table presents a summary of available-for-sale investment securities in an unrealized loss position:

	September 30, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$57,934	$539	$—	$—	$57,934	$539
Agency mortgage-backed securities	21,211	46	—	—	21,211	46
Corporate debt securities	3,000	2	—	—	3,000	2
	$82,145	$587	$—	$—	$82,145	$587

The following table presents a summary of available-for-sale and held-to-maturity investment securities in an unrealized loss position:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$56,327	$363	$—	$—	$56,327	$363
Agency mortgage-backed securities	131,693	756	41,491	435	173,184	1,191
Corporate debt securities	67,964	200	—	—	67,964	200
	$255,984	$1,319	$41,491	$435	$297,475	$1,754

The unrealized losses at both September 30, 2020 and December 31, 2019 were primarily attributable to changes in market interest rates after the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2020, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired. Accrued interest receivable on available-for-sale debt securities totaled $4.0 million at September 30, 2020 and is excluded from the estimate of credit losses.

Accrued interest receivable on held-to-maturity debt securities totaled $2.4 million at September 30, 2020 and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2020, the ACL on held-to-maturity securities was $0.6 million.

NOTE 5 - LOANS

The following table presents a summary of loans by category:

(in thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$3,171,916	$2,361,157
Real estate:
Commercial - investor owned	1,292,182	1,299,884
Commercial - owner occupied	735,704	697,437
Construction and land development	474,727	457,273
Residential	321,792	366,261
Total real estate loans	2,824,405	2,820,855
Other	151,230	134,941
Loans, before unearned loan fees	6,147,551	5,316,953
Unearned loan fees, net	(21,244)	(2,616)
Loans, including unearned loan fees	$6,126,307	$5,314,337

PPP loans totaled $838.6 million at September 30, 2020, or $819.1 million net of unearned fees of $19.5 million. The loan balance at September 30, 2020 also includes a discount on acquired loans of $19.8 million. At September 30, 2020 loans of $2.4 billion were pledged to FHLB and the Federal Reserve Bank.

A summary of the activity in the ACLL by category for the three and nine months ended September 30, 2020 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2020	$50,139	$25,019	$11,088	$15,962	$6,333	$1,729	$110,270
Provision for credit losses	8,929	4,869	(1,854)	2,873	(1,132)	342	14,027
Charge-offs	(2,006)	(272)	(30)	—	(173)	(103)	(2,584)
Recoveries	808	55	268	83	303	40	1,557
Balance at September 30, 2020	$57,870	$29,671	$9,472	$18,918	$5,331	$2,008	$123,270

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2019	$27,455	$5,935	$4,873	$2,611	$1,280	$1,134	$43,288
CECL adoption	6,494	10,726	2,598	5,183	3,470	(84)	28,387
PCD loans immediately charged off	—	(5)	(57)	(217)	(1,401)	—	(1,680)
Balance at January 1, 2020	$33,949	$16,656	$7,414	$7,577	$3,349	$1,050	$69,995
Provision for credit losses	27,688	10,692	1,740	11,220	1,623	1,150	54,113
Charge-offs	(5,372)	(498)	(30)	(31)	(327)	(294)	(6,552)
Recoveries	1,605	2,821	348	152	686	102	5,714
Balance at September 30, 2020	$57,870	$29,671	$9,472	$18,918	$5,331	$2,008	$123,270

Reserves on enterprise value lending and agricultural lending, which are included in the categories above, represented $20.1 million and $1.8 million, respectively, as of September 30, 2020.

On January 1, 2020, the Company adopted the CECL methodology which added $28.4 million to the ACLL. Upon adoption, $1.7 million of nonaccrual PCD loans with individual outstanding balances of less than $100,000 were immediately charged-off. Under the CECL method, the Company recorded $14.0 million and $54.1 million in provision for credit losses on loans in the three and nine months ended September 30, 2020, respectively, compared to $1.8 million and $5.0 million in provision for loan losses in the prior year periods, respectively, under the incurred loss method. The increase in the provision for credit losses in 2020 was primarily due to a change in economic forecasts from the end of 2019 due to the COVID-19 pandemic. The deterioration in the forecast was most significant in the second quarter of 2020. The economic forecast improved in the third quarter of 2020 compared to the second quarter of 2020.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model, Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 80%, 10%, and 10%, respectively, which added approximately $1.2 million to the ACL over the baseline model. These forecasts incorporate an accommodative monetary policy and the current and anticipated impact of government stimulus. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, including the hospitality sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines if another significant wave of COVID hits, small-business bankruptcies occur at higher levels, unemployment increases, or the next round of fiscal stimulus is delayed or does not occur.

The following tables present the recorded investment in nonperforming loans by category:

	September 30, 2020
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$19,141	$3,557	$888	$23,586	$10,208
Real estate:
Commercial - investor owned	9,850	—	—	9,850	1,440
Commercial - owner occupied	1,511	—	—	1,511	1,511
Construction and land development	200	—	—	200	200
Residential	4,316	78	—	4,394	3,246
Other	19	—	63	82	—
Total	$35,037	$3,635	$951	$39,623	$16,605

No interest income was recognized on nonaccrual loans during the three or nine months ended September 30, 2020.

	December 31, 2019
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans
Commercial and industrial	$22,328	$—	$250	$22,578
Real estate:
Commercial - investor owned	2,303	—	—	2,303
Commercial - owner occupied	213	—	—	213
Residential	1,251	79	—	1,330
Other	1	—	—	1
Total	$26,096	$79	$250	$26,425

The following table presents the amortized cost basis of collateral-dependent nonperforming loans by class of loan at September 30, 2020:

	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$11,056	$—	$405	$—
Real estate:
Commercial - investor owned	9,850	—	—	—
Commercial - owner occupied	1,511	—	—	—
Construction and land development	—	200	—	—
Residential	—	4,208	—	—
Other	—	—	—	18
Total	$22,417	$4,408	$405	$18

The recorded investment by category for troubled debt restructurings that occurred during the three months ended September 30, 2020 are as follows:

	September 30, 2020
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	2	$3,716	$3,716
Real estate:
Residential	1	217	217
Total	3	$3,933	$3,933

No troubled debt restructurings occurred during the three months ended September 30, 2019.

The recorded investment by category for troubled debt restructurings that occurred during the nine months ended September 30, 2020 and 2019 are as follows:

	September 30, 2020			September 30, 2019
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	3	$7,447	$7,447	—	$—	$—
Real estate:
Commercial - owner occupied	—	—	—	1	188	188
Residential	3	372	372	2	332	332
Total	6	$7,819	$7,819	3	$520	$520

No troubled debt restructurings subsequently defaulted during the three or nine months ended September 30, 2020. Restructured loans that subsequently defaulted during the three months ended September 30, 2019 included one commercial and industrial loan with a recorded balance of $0.1 million. Restructured loans that subsequently defaulted for the nine months ended September 30, 2019 included two commercial and industrial loans with an aggregate recorded balance of $0.4 million

In response to the COVID-19 pandemic, the Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not included above as troubled debt restructurings. As of September 30, 2020, $690.8 million in loans have participated in the programs, including $355.8 million in loans deferring full principal and interest payments and $335.0 million in loans deferring principal only. As of September 30, 2020, $139.4 million loans remain in a deferral status. Interest of $4.5 million has been deferred and will be collected upon final maturity.

The aging of the recorded investment in past due loans by class at September 30, 2020 is shown below.

	September 30, 2020
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$1,558	$16,313	$17,871	$3,134,523	$3,152,394
Real estate:
Commercial - investor owned	164	9,516	9,680	1,282,502	1,292,182
Commercial - owner occupied	1,166	1,190	2,356	733,348	735,704
Construction and land development	898	—	898	473,829	474,727
Residential	840	2,154	2,994	318,798	321,792
Other	46	82	128	149,380	149,508
Total	$4,672	$29,255	$33,927	$6,092,380	$6,126,307

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, payment experience, credit documentation, and current economic factors among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
•Grades 1, 2, and 3 – Includes loans to borrowers with a continuous record of strong earnings, sound balance sheet condition and capitalization, ample liquidity with solid cash flow, and whose management team has experience and depth within their industry.
•Grade 4 – Includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.
•Grade 5 – Includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity, and cash flow.
•Grade 6 – Includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the borrower is starting to reverse a negative trend or condition, or has recently been upgraded from a 7, 8, or 9 rating.
•Grade 7 – Watch credits are borrowers that have experienced financial setback of a nature that is not determined to be severe or influence ‘ongoing concern’ expectations. Although possible, no loss is anticipated at this time, due to strong collateral and/or guarantor support.
•Grade 8 – Substandard credits include those borrowers characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.
•Grade 9 – Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. The borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on nonaccrual.

The recorded investment by risk category of the loans by class at September 30, 2020, which is based upon the most recent analysis performed is as follows:

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,378,251	$499,865	$289,283	$155,369	$30,317	$41,477	$14,000	$524,025	$2,932,587
Watch (7)	41,834	11,685	3,421	11,619	22,835	105	—	63,198	154,697
Classified (8-9)	4,685	11,235	3,253	3,861	4,783	2,367	578	21,859	52,621
Total Commercial and industrial	$1,424,770	$522,785	$295,957	$170,849	$57,935	$43,949	$14,578	$609,082	$3,139,905

Commercial real estate-investor owned
Pass (1-6)	$338,563	$277,705	$180,534	$119,492	$138,823	$158,678	$4,969	$33,539	$1,252,303
Watch (7)	6,634	5,115	1,245	—	12,584	3,609	—	—	29,187
Classified (8-9)	64	498	8,362	455	248	1,065	—	—	10,692
Total Commercial real estate-investor owned	$345,261	$283,318	$190,141	$119,947	$151,655	$163,352	$4,969	$33,539	$1,292,182

Commercial real estate-owner occupied
Pass (1-6)	$192,320	$184,427	$80,269	$72,465	$43,855	$68,277	$2,715	$43,882	$688,210
Watch (7)	10,628	5,213	259	4,851	8,367	4,946	—	2,823	37,087
Classified (8-9)	400	508	4,538	812	—	4,149	—	—	10,407
Total Commercial real estate-owner occupied	$203,348	$190,148	$85,066	$78,128	$52,222	$77,372	$2,715	$46,705	$735,704

Construction real estate
Pass (1-6)	$147,206	$152,879	$77,811	$18,076	$11,676	$11,899	$—	$25,516	$445,063
Watch (7)	3,064	—	14,540	11,456	—	348	—	—	29,408
Classified (8-9)	222	—	—	—	—	34	—	—	256
Total Construction real estate	$150,492	$152,879	$92,351	$29,532	$11,676	$12,281	$—	$25,516	$474,727

Residential real estate
Pass (1-6)	$38,603	$30,290	$20,571	$17,630	$32,011	$105,538	$644	$64,662	$309,949
Watch (7)	212	852	828	—	—	2,122	277	801	5,092
Classified (8-9)	534	882	328	13	906	3,111	—	50	5,824
Total residential real estate	$39,349	$32,024	$21,727	$17,643	$32,917	$110,771	$921	$65,513	$320,865

Other
Pass (1-6)	$23,762	$13,492	$20,109	$551	$3,567	$28,539	$—	$52,276	$142,296
Watch (7)	—	1	5	—	—	2,685	—	1	2,692
Classified (8-9)	—	19	21	3	—	18	9	6	76
Total Other	$23,762	$13,512	$20,135	$554	$3,567	$31,242	$9	$52,283	$145,064
In the table above, loan originations in 2020 and 2019 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.
The following table presents the recorded investment on loans based on payment activity:

	September 30, 2020
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$12,425	$64	$12,489
Real estate:
Residential	927	—	927
Other	4,381	63	4,444
Total	$17,733	$127	$17,860

The recorded investment by risk category of loans by class at December 31, 2019, was as follows:

	December 31, 2019
(in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total*
Commercial and industrial	$2,151,084	$124,718	$70,021	$2,345,823
Real estate:
Commercial - investor owned	1,242,569	17,572	2,840	1,262,981
Commercial - owner occupied	643,276	28,773	6,473	678,522
Construction and land development	437,134	12,140	106	449,380
Residential	348,246	4,450	2,496	355,192
Other	132,096	3	51	132,150
Total	$4,954,405	$187,656	$81,987	$5,224,048
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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$1,733,591	$1,469,413
Letters of credit	47,206	47,969

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2020, and December 31, 2019, approximately $170.0 million and $144.8 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $5.2 million and $0.4 million for estimated losses attributable to the unadvanced commitments at September 30, 2020, and December 31, 2019, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2020, the approximate remaining terms of standby letters of credit range from 1 month to 3 years, 5 months.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.9 million will be reclassified as an increase to interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest rate swap	$261,962	$61,962	$—	$—	$10,011	$2,872

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$1,044,139	$749,819	$33,999	$11,055	$34,229	$11,875

Derivative assets are classified on the balance sheet in other assets. Derivative liabilities are classified on the balance sheet in other liabilities.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The fair value table above provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$33,999	$—	$33,999	$2	$—	$33,997

Liabilities:
Interest rate swap	$44,240	$—	$44,240	$2	$44,063	$175
Securities sold under agreements to repurchase	209,038	—	209,038	—	209,038	—

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$11,055	$—	$11,055	$56	$—	$10,999

Liabilities:
Interest rate swap	$14,747	$—	$14,747	$56	$14,573	$118
Securities sold under agreements to repurchase	230,886	—	230,886	—	230,886	—

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $45.2 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $45.5 million.

NOTE 8 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,200	$—	$10,200
Obligations of states and political subdivisions	—	366,122	—	366,122
Agency mortgage-backed securities	—	605,949	—	605,949
U.S. Treasury bills	—	11,521	—	11,521
Corporate debt securities	—	11,634	—	11,634
Total securities available for sale	—	1,005,426	—	1,005,426
Derivatives	—	33,999	—	33,999
Total assets	$—	$1,039,425	$—	$1,039,425

Liabilities
Derivatives	$—	$44,240	$—	$44,240
Total liabilities	$—	$44,240	$—	$44,240

	December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,046	$—	$10,046
Obligations of states and political subdivisions	—	213,024	—	213,024
Residential mortgage-backed securities	—	902,021	—	902,021
U.S. Treasury bills	—	10,226	—	10,226
Total securities available-for-sale	—	1,135,317	—	1,135,317
Derivative financial instruments	—	11,055	—	11,055
Total assets	$—	$1,146,372	$—	$1,146,372

Liabilities
Derivatives	$—	$14,747	$—	$14,747
Total liabilities	$—	$14,747	$—	$14,747

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended September 30, 2020	Total losses for the nine months ended September 30, 2020
Impaired loans	$1,639	$—	$—	$1,639	$1,788	$4,756
Other real estate	3,600	—	—	3,600	248	1,000
Total	$5,239	$—	$—	$5,239	$2,036	$5,756

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	September 30, 2020			December 31, 2019
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$327,049	$338,774	Level 2	$181,166	$181,939	Level 2
Other investments	43,456	43,456	Level 2	38,044	38,044	Level 2
Loans held for sale	14,032	14,032	Level 2	5,570	5,570	Level 2
Loans, net	6,003,037	5,961,862	Level 3	5,271,049	5,205,651	Level 3
State tax credits, held for sale	42,497	48,327	Level 3	36,802	39,046	Level 3

Balance sheet liabilities
Certificates of deposit	$612,045	$617,277	Level 3	$826,447	$825,203	Level 3
Subordinated debentures and notes	203,510	193,059	Level 2	141,258	130,985	Level 2
FHLB advances	250,000	251,942	Level 2	222,406	221,402	Level 2
Other borrowings and notes payable	239,038	239,038	Level 2	265,172	265,172	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

NOTE 9 - SUBORDINATED DEBENTURES AND NOTES

The following table presents the amounts and terms of each issuance of EFSC’s subordinated debentures and notes:

	Amount		Maturity Date	Initial Call Date(1)	Interest Rate
(in thousands)	September 30, 2020	December 31, 2019
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I(2)	7,786	7,886	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II(2)	4,429	4,388	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III(2)	5,256	5,206	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV(2)	10,310	10,302	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V(2)	7,665	7,543	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total junior subordinated debentures	92,253	92,132
5.75% Fixed-to-floating rate subordinated notes	63,250	—	June 1, 2030	June 1, 2025	Fixed @ 5.75% until June 1, 2025, then floats @ Benchmark rate (3 month term SOFR) + 5.66%
4.75% Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(1,993)	(874)
Total fixed-to-floating rate subordinated notes	111,257	49,126
Total subordinated debentures and notes	$203,510	$141,258

(1) Callable each quarter after initial call date.
(2) Purchase accounting adjustments are reflected in the balance that also impact the effective interest rate.

On May 21, 2020, EFSC issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030 in a public offering (the “2030 Notes”). From and including the date of issuance to, but excluding, June 1, 2025, the 2030 Notes will bear interest at a rate equal to 5.75% per annum, payable semiannually in arrears on each June 1 and December 1. From and including June 1, 2025 to, but excluding, the maturity date or the date of earlier redemption, the 2030 Notes will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be three-month term SOFR (as defined in the Indenture, dated May 21, 2020, between EFSC and U.S. Bank National Association, as trustee, and subsequent First Supplemental Indenture)), plus 566.0 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2025. Notwithstanding the foregoing, in the event that the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income after-tax by component:

Three and nine months ended September 30, 2020
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, June 30, 2020	$27,872	$13,099	$(8,162)	$32,809
Net change	$(220)	$(705)	$624	$(301)
Balance, September 30, 2020	$27,652	$12,394	$(7,538)	$32,508

Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749
Net change	$21,325	$(1,190)	$(5,376)	$14,759
Transfer from available-for-sale to held-to-maturity	(8,650)	8,650	—	—
Balance, September 30, 2020	$27,652	$12,394	$(7,538)	$32,508

Three and nine months ended September 30, 2019
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, June 30, 2019	$15,517	$(230)	$(2,213)	$13,074
Net change	$6,764	$10	$(637)	$6,137
Balance, September 30, 2019	$22,281	$(220)	$(2,850)	$19,211

Balance, December 31, 2018	$(9,047)	$(235)	$—	$(9,282)
Net change	$31,328	$15	$(2,850)	$28,493
Balance, September 30, 2019	$22,281	$(220)	$(2,850)	$19,211

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended September 30,
(in thousands)	2020			2019
	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale debt securities	$125	$31	$94	$9,320	$2,302	$7,018
Reclassification adjustment for realized gain on sale of available-for-sale debt securities(a)	(417)	(103)	(314)	(337)	(83)	(254)
Reclassification of (gain) loss on held-to-maturity securities(b)	(936)	(231)	(705)	13	3	10
Change in unrealized gain (loss) on cash flow hedges arising during the period	146	36	110	(888)	(219)	(669)
Reclassification of loss on cash flow hedges(b)	683	169	514	42	10	32
Total other comprehensive income	$(399)	$(98)	$(301)	$8,150	$2,013	$6,137

	Nine months ended September 30,
	2020			2019
	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale debt securities	$28,741	$7,099	$21,642	$41,649	$10,287	$31,362
Reclassification adjustment for realized gain on sale of available-for-sale debt securities(a)	(421)	(104)	(317)	(45)	(11)	(34)
Reclassification of (gain) loss on held-to-maturity securities(b)	(1,580)	(390)	(1,190)	20	5	15
Change in unrealized loss on cash flow hedges arising during the period	(8,296)	(2,049)	(6,247)	(3,833)	(947)	(2,886)
Reclassification of loss on cash flow hedges(b)	1,157	286	871	47	11	36
Total other comprehensive income	$19,601	$4,842	$14,759	$37,838	$9,345	$28,493
(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, shareholder value creation and the impact of the SCBH acquisition and other acquisitions. Forward-looking statements are typically identified with the use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue,” “intend,” and the negative and other variations of these terms and similar words and expressions, although some forward-looking statements may be expressed differently. Forward-looking statements are inherently subject to risks and uncertainties and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways.  Other factors that could cause or contribute to such differences include, but are not limited to: our ability to efficiently integrate acquisitions, including the SCBH acquisition, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting policies and practices or accounting standards, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as CECL model, which has changed how we estimate credit losses; uncertainty regarding the future of LIBOR; natural disasters, war or terrorist activities, or pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which we operate; increased unemployment rates and defaults as a result of the economic disruptions caused by COVID-19; the impact of governmental orders issued in response to COVID-19; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2019 Annual Report on Form 10-K and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2020 compared to the financial condition as of December 31, 2019. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company has taken proactive and disciplined steps to promote the safety and overall wellbeing of its associates, customers and stakeholders, as well as to manage its financial performance. Steps taken include activation of the Company’s business continuity plan, formation of a communication and action task force, cost containment measures, restrictions on business travel, conversion of in-person meetings to virtual or with restrictions in certain markets, a work-from-home mandate, branch lobby access restrictions, and multiple safety and social distancing protocols. The Company has also worked with its customers to implement appropriate loan deferral strategies in certain circumstances.

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

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The statement also encourages institutions to work constructively with borrowers affected by COVID-19 and states the agencies will not criticize supervised institutions for prudent loan modifications. Both the CARES Act and the interagency statement provide relief from the accounting and reporting implications of troubled debt restructurings. The Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. As of September 30, 2020, loans of $139.4 million were in a deferral status of which $86.1 million represent second round deferrals. The deferral period expires in the fourth quarter 2020 for approximately 99% of loans in a deferral status.

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

The Company has prepared the consolidated financial information in this report in accordance with GAAP. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The three and nine months ended September 30, 2020 were characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

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

As of September 30, 2020, while the Company has not recognized an impairment, there can be no assurance that prolonged market volatility resulting from the COVID-19 pandemic will not result in impairments to goodwill or other intangibles in future periods.

Executive Summary

The Company closed its acquisition of Trinity on March 8, 2019. The results of operations of Trinity are included in our results from this date forward, which may affect certain comparisons to the nine months ended September 30, 2019.

Below are highlights of our financial performance for the three and nine months ended September 30, 2020 and 2019.

(in thousands, except per share data)	At or for the three months ended		At or for the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
EARNINGS
Total interest income	$70,787	$81,078	$220,666	$227,896
Total interest expense	7,433	18,032	28,111	50,792
Net interest income	63,354	63,046	192,555	177,104
Provision for credit losses	14,080	1,833	55,935	5,031
Net interest income after provision for credit losses	49,274	61,213	136,620	172,073
Total noninterest income	12,629	13,564	35,997	34,758
Total noninterest expense	39,524	38,239	116,109	127,131
Income before income tax expense	22,379	36,538	56,508	79,700
Income tax expense	4,428	7,469	11,055	16,051
Net income	$17,951	$29,069	$45,453	$63,649

Basic earnings per share	$0.68	$1.09	$1.73	$2.46
Diluted earnings per share	$0.68	$1.08	$1.73	$2.45

Return on average assets	0.86%	1.60%	0.76%	1.26%
Return on average common equity	8.06%	13.66%	6.96%	11.00%
Return on average tangible common equity[1]	10.94%	19.08%	9.51%	15.16%
Net interest margin (tax equivalent)	3.29%	3.81%	3.52%	3.85%
Core net interest margin[1]	3.22%	3.69%	3.47%	3.76%
Efficiency ratio	52.02%	49.91%	50.80%	60.01%
Core efficiency ratio[1]	51.04%	51.73%	50.97%	52.96%
Book value per common share	$33.66	$31.79
Tangible book value per common share[1]	$24.80	$22.82

ASSET QUALITY
Net charge-offs	$1,027	$1,070	$2,518	$3,866
Nonperforming loans	39,623	15,569
Classified assets	84,710	93,984
Nonperforming loans to total loans	0.65%	0.30%
Nonperforming assets to total assets	0.53%	0.33%
ACLL to total loans	2.01%	0.85%
Net charge-offs to average loans (annualized)	0.07%	0.08%	0.06%	0.11%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

For the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, the Company notes the following trends:

•The Company was active in supporting its customers in the PPP. Details of the PPP loans are noted in the following table:

Quarter ended
(in thousands)	September 30, 2020
PPP loans outstanding, net of unearned fees	$819,100
Average PPP loans outstanding, net	813,244
PPP average loan size	216
PPP interest and fee income	5,226
PPP unearned fees	19,522
PPP average yield	2.56%

Participation in the PPP has impacted the Company’s financial metrics in the three and nine months ended September 30, 2020. Loan and deposit growth, earnings per share, and return on assets all increased due to the PPP. Conversely, net interest margin, the allowance coverage ratio, the leverage ratio and the ratio of tangible common equity to tangible assets all decreased. Since the PPP loans are guaranteed by the SBA, CET1, Tier 1 and total risk-based capital are not impacted by the PPP loan balances.

•For the three and nine months ended September 30, 2020, the Company had net income of $18.0 million and $45.5 million, respectively, compared to $29.1 million and $63.6 million, respectively, for the prior year periods. Earnings per diluted share for the three and nine months ended September 30, 2020 was $0.68 and $1.73, respectively, and $1.08 and $2.45, for the same respective periods in 2019. Net income and earnings per share for the three and nine months ended September 30, 2020 were impacted from $14.1 million and $55.9 million, respectively, on a pretax basis ($10.6 million and $42.1 million, respectively, after tax), of provision for credit losses. The increase in the provision for credit losses for the three months ending September 30, 2020 was primarily due to an increase in individual reserves and qualitative reserves established for certain higher risk areas, including hospitality and loans that have received principal and interest deferrals partially offset by improvements in economic forecasts. Deterioration in the economic forecasts during the first two quarters of 2020 primarily contributed to the increase for the nine months ended September 30, 2020. Net income and earnings per share for the three months ended September 30, 2020 and 2019 were impacted by $1.6 million and $0.4 million, respectively, on a pretax basis ($1.2 million and $0.3 million, respectively, after tax), of merger-related expenses. For the nine months ended September 30, 2020 and 2019 net income and earnings per share were impacted by $1.6 million and $18.0 million, respectively, on a pretax basis ($1.2 million and $14.0 million, respectively, after tax), of merger-related expenses.

•Net interest income for the three and nine months ended September 30, 2020 increased $0.3 million and $15.5 million, respectively, over the prior year periods primarily from reductions in rates on interest-bearing liabilities. Higher loan volumes, due to PPP loans in the three and nine month comparisons, and due to the Trinity acquisition in the nine month comparison, were offset by reductions in loan yields of 139 basis points and 102 basis points for the three and nine month comparisons, respectively.

The tax-equivalent net interest margin was 3.29% and 3.52% for the three and nine months ended September 30, 2020, respectively, compared to 3.81% and 3.85% in the prior year periods, respectively. The net interest margin was impacted by the decline in short-term rates as approximately 60% of the Company’s loan portfolio (excluding PPP) has variable rates, with most indexed to one-month LIBOR that has declined significantly over the past year. Average one-month LIBOR was 0.16% and 0.64% in the three and nine months ended September 30, 2020, respectively, compared to 2.18% and 2.37% in the comparable prior year periods, respectively.

•Noninterest income for the three and nine months ended September 30, 2020 decreased $0.9 million and increased $1.2 million, respectively, compared to the prior year periods. For the third quarter 2020, the increase in deposit balances provided more earnings credits to business customers on analysis, resulting in lower service charge income compared to the prior year periods. The increase in noninterest income for the nine months ended September 30, 2020 compared to the prior year period was primarily due to the acquisition of Trinity in March 2019.

•Noninterest expense increased $1.3 million, or 3%, for the third quarter 2020, compared to the same period in 2019. The increase was primarily due to merger-related expenses. For the nine months ended September 30, 2020, noninterest expense decreased $11.0 million, or 9%, from the prior year period primarily due to higher merger-related expenses in the prior year period, partially offset by an increase in employee compensation from merit increases and the acquisition of Trinity.

Balance sheet highlights:

•Loans – Total loans grew $812.0 million from December 31, 2019, or 15.3%, to $6.1 billion as of September 30, 2020. Growth in the loan portfolio was primarily driven by PPP loans.
•Deposits – Total deposits grew $905.2 million, or 15.7%, to $6.7 billion as of September 30, 2020 primarily due to PPP related deposits, government stimulus checks and organic growth. Noninterest deposit accounts represented 28.9% of total deposits at September 30, 2020, and the loan to deposit ratio was 91.8%.
•Asset quality – The allowance for credit losses on loans to total loans increased to 2.01% at September 30, 2020 from 0.81% at December 31, 2019. Nonperforming assets to total assets was 0.53% at September 30, 2020 compared to 0.45% at December 31, 2019.
•Subordinated notes - In the second quarter 2020, EFSC issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030. The notes are callable beginning in 2025 and are included in tier 2 capital.
•Shareholders’ equity – Total shareholders’ equity was $882.3 million and the tangible common equity to tangible assets ratio1 was 7.99% at September 30, 2020 compared to 8.89% at December 31, 2019. Balance sheet growth from the PPP was the primary cause of the decline in the tangible common equity to tangible assets ratio. Bank regulatory capital ratios remain “well-capitalized,” with a common equity tier 1 ratio of 12.0% and a total risk-based capital ratio of 13.3%.
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

	Three months ended September 30,
	2020			2019
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$6,066,992	$60,951	4.00%	$5,140,946	$68,309	5.27%
Tax-exempt loans (2)	35,934	415	4.59	26,364	482	7.25
Non-core acquired loans - contractual	9,789	150	6.10	10,699	402	14.91
Non-core acquired loans - incremental accretion		1,235	50.19		2,140	79.36
Total loans	6,112,715	62,751	4.08	5,178,009	71,333	5.47
Taxable debt and equity investments	987,263	5,785	2.33	1,169,753	8,323	2.82
Non-taxable debt and equity investments (2)	374,252	2,976	3.16	143,107	1,287	3.57
Short-term investments	295,854	113	0.15	113,214	572	2.00
Total securities and short-term investments	1,657,369	8,874	2.13	1,426,074	10,182	2.83
Total interest-earning assets	7,770,084	71,625	3.67	6,604,083	81,515	4.90
Noninterest-earning assets	571,884			618,274
Total assets	$8,341,968			$7,222,357

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,529,097	$255	0.07%	$1,356,328	$2,048	0.60%
Money market accounts	1,981,026	1,003	0.20	1,639,603	6,959	1.68
Savings	605,475	45	0.03	548,109	232	0.17
Certificates of deposit	630,076	2,409	1.52	820,943	3,970	1.92
Total interest-bearing deposits	4,745,674	3,712	0.31	4,364,983	13,209	1.20
Subordinated debentures	203,438	2,826	5.53	141,136	1,956	5.50
FHLB advances	250,000	720	1.15	378,207	2,203	2.31
Securities sold under agreements to repurchase	199,308	59	0.12	155,238	327	0.84
Other borrowed funds	31,413	116	1.48	37,817	337	3.54
Total interest-bearing liabilities	5,429,833	7,433	0.54	5,077,381	18,032	1.41
Noninterest bearing liabilities:
Demand deposits	1,920,694			1,232,360
Other liabilities	105,945			68,642
Total liabilities	7,456,472			6,378,383
Shareholders' equity	885,496			843,974
Total liabilities & shareholders' equity	$8,341,968			$7,222,357
Net interest income		$64,192			$63,483
Net interest spread			3.13%			3.49%
Net interest margin			3.29%			3.81%
Core net interest margin (3)			3.22%			3.69%
(1)Average balances include nonaccrual loans. Interest income includes loan fees of $4.1 million and $1.3 million for the three months ended September 30, 2020 and 2019 respectively.
(2)Interest income and yields have been adjusted to reflect a tax-equivalent basis.
(3)A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial measures.”

	Nine months ended September 30,
	2020			2019
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$5,784,018	$189,521	4.38%	$4,890,974	$195,628	5.35%
Tax-exempt loans (2)	36,655	1,353	4.93	27,063	1,359	6.71
Non-core acquired loans - contractual	12,695	529	5.57	12,598	1,009	10.71
Non-core acquired loans - incremental accretion		3,227	33.96		4,207	44.66
Total loans	5,833,368	194,630	4.46	4,930,635	202,203	5.48
Taxable debt and equity investments	1,059,957	20,329	2.56	1,041,874	22,030	2.83
Non-taxable debt and equity investments (2)	296,839	7,359	3.31	111,758	3,025	3.62
Short-term investments	188,849	500	0.35	108,930	1,722	2.11
Total securities and short-term investments	1,545,645	28,188	2.44	1,262,562	26,777	2.84
Total interest-earning assets	7,379,013	222,818	4.03	6,193,197	228,980	4.94
Noninterest-earning assets	576,993			556,791
Total assets	$7,956,006			$6,749,988

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,464,144	$1,836	0.17%	$1,273,591	$5,972	0.63%
Money market accounts	1,911,584	6,738	0.47	1,579,702	20,470	1.73
Savings	579,619	233	0.05	471,024	646	0.18
Certificates of deposit	713,633	9,176	1.72	783,182	11,060	1.89
Total interest-bearing deposits	4,668,980	17,983	0.51	4,107,499	38,148	1.24
Subordinated debentures	171,465	7,061	5.50	135,512	5,562	5.49
FHLB advances	240,596	2,070	1.15	286,267	5,297	2.47
Securities sold under agreements to repurchase	197,776	479	0.32	168,740	939	0.74
Other borrowed funds	32,836	518	2.11	31,102	846	3.64
Total interest-bearing liabilities	5,311,653	28,111	0.71	4,729,120	50,792	1.44
Noninterest bearing liabilities:
Demand deposits	1,684,107			1,188,758
Other liabilities	87,302			58,267
Total liabilities	7,083,062			5,976,145
Shareholders' equity	872,944			773,843
Total liabilities & shareholders' equity	$7,956,006			$6,749,988
Net interest income		$194,707			$178,188
Net interest spread			3.32%			3.50%
Net interest margin			3.52%			3.85%
Core net interest margin (3)			3.47%			3.76%

(1)Average balances include non-accrual loans. Interest income includes loan fees of $8.9 million and $3.4 million for the nine months ended September 30, 2020 and 2019 respectively.
(2)Interest income and yields have been adjusted to reflect a tax-equivalent basis.
(3)A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption "Use of Non-GAAP Financial measures."

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2020 compared to 2019
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$10,893	$(18,251)	$(7,358)	$32,588	$(38,695)	$(6,107)
Tax-exempt loans (3)	142	(209)	(67)	409	(415)	(6)
Non-core acquired loans	(202)	(955)	(1,157)	40	(1,500)	(1,460)
Taxable debt and equity investments	(1,201)	(1,337)	(2,538)	380	(2,081)	(1,701)
Non-taxable debt and equity investments (3)	1,852	(163)	1,689	4,612	(278)	4,334
Short-term investments	377	(836)	(459)	772	(1,994)	(1,222)
Total interest-earning assets	$11,861	$(21,751)	$(9,890)	$38,801	$(44,963)	$(6,162)

Interest paid on:
Interest-bearing transaction accounts	$230	$(2,023)	$(1,793)	$784	$(4,920)	$(4,136)
Money market accounts	1,194	(7,150)	(5,956)	3,607	(17,339)	(13,732)
Savings	23	(210)	(187)	123	(536)	(413)
Certificates of deposit	(823)	(738)	(1,561)	(934)	(950)	(1,884)
Subordinated debentures	859	11	870	1,486	13	1,499
FHLB advances	(597)	(886)	(1,483)	(741)	(2,486)	(3,227)
Securities sold under agreements to repurchase	73	(341)	(268)	141	(601)	(460)
Other borrowings	(50)	(171)	(221)	45	(373)	(328)
Total interest-bearing liabilities	909	(11,508)	(10,599)	4,511	(27,192)	(22,681)
Net interest income	$10,952	$(10,243)	$709	$34,290	$(17,771)	$16,519
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) for the three and nine months ended September 30, 2020 increased 1% and 9%, respectively, over the prior year periods primarily from reductions in rates on interest-bearing liabilities offset by a decline in the yield on earning assets. Loan yields declined 139 basis points and 102 basis points for the three and nine months ended September 30, 2020, respectively, compared to the comparable prior year periods primarily due to LIBOR resets as well as lower rates on new and renewing loans in addition to a lower yield on PPP loans. Higher average loan balances from PPP loans and an increase in short-term investment balances also negatively impacted the yield on earning assets.
The tax-equivalent net interest margin was 3.29% and 3.52% for the three and nine months ended September 30, 2020, respectively, compared to 3.81% and 3.85% in the prior year periods, respectively. The net interest margin was impacted by the decline in short-term rates as approximately 60% of the Company’s loan portfolio (excluding PPP) has variable rates, with most indexed to one-month LIBOR that has declined significantly over the past year. Average one-month LIBOR was 0.16% and 0.64% in the three and nine months ended September 30, 2020, respectively, compared to 2.18% and 2.37% in the comparable prior year periods, respectively.

The Company responded to interest rate trends by reducing the cost of certain managed money market and interest-bearing transaction accounts. Net interest income and margin both benefited from an 89 basis point decrease in the rate paid on interest-bearing deposits in the third quarter 2020 compared to the third quarter 2019. The rate on interest-bearing deposits for the nine months ended September 30, 2020 declined 73 basis points compared to the prior-year period. In addition, EFSC’s subordinated debt issuance in the second quarter of 2020 reduced net interest margin by two basis points for the nine months ended September 30, 2020.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	2020 compared to 2019
	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2020	2019	Increase (decrease)		2020	2019	Increase (decrease)
Service charges on deposit accounts	$2,798	$3,246	$(448)	(14)%	$8,557	$9,547	$(990)	(10)%
Wealth management revenue	2,456	2,661	(205)	(8)%	7,283	7,314	(31)	—%
Card services revenue	2,498	2,494	4	—%	6,970	6,745	225	3%
Tax credit income	748	1,238	(490)	(40)%	2,563	1,968	595	30%
Miscellaneous income	4,129	3,925	204	5%	10,624	9,184	1,440	16%
Total noninterest income	$12,629	$13,564	$(935)	(7)%	$35,997	$34,758	$1,239	4%

Noninterest income decreased $0.9 million, or 7%, for the three months ended September 30, 2020, compared to the same period in 2019. The increase in deposit account balances provided more earnings credits to business customers, resulting in lower service charge income compared to the prior year quarter. The Company’s tax credit income decreased in the current quarter over the prior year period primarily due to the timing on projects.

Noninterest income increased $1.2 million, or 4%, for the nine months ended September 30, 2020, compared to the same period in 2019. Tax credit income increased partially due to fair value adjustments on tax credits. The fair value of these projects increased due to a decline in the LIBOR component of the discount rate. Miscellaneous income increased $1.4 million in 2020 over 2019 due primarily to an increase in swap fee income and growth in mortgage revenue.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	2020 compared to 2019
	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2020	2019	Increase (decrease)		2020	2019	Increase (decrease)
Employee compensation and benefits	$22,040	$20,845	$1,195	6%	$66,114	$60,884	$5,230	9%
Occupancy	3,408	3,179	229	7%	9,940	9,004	936	10%
Data processing	2,167	2,051	116	6%	6,393	6,415	(22)	—%
Professional fees	755	1,064	(309)	(29)%	2,904	2,847	57	2%
Merger-related expenses	1,563	393	1,170	298%	1,563	17,969	(16,406)	(91)%
Other	9,591	10,707	(1,116)	(10)%	29,195	30,012	(817)	(3)%
Total noninterest expense	$39,524	$38,239	$1,285	3%	$116,109	$127,131	$(11,022)	(9)%

Efficiency ratio	52.02%	49.91%	2.11%		50.80%	60.01%	(9.21)%
Core efficiency ratio[1]	51.04%	51.73%	(0.69)%		50.97%	52.96%	(1.99)%
1A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
Noninterest expense increased $1.3 million, or 3%, for the third quarter 2020, compared to the same period in 2019. The increase from the prior year period was primarily impacted by merger-related expenses. For the nine months ended September 30, 2020, noninterest expense decreased $11.0 million, or 9%, from the prior year period primarily due to higher merger-related expenses in the prior year period, partially offset by an increase in employee compensation from merit increases and the acquisition of Trinity.

Efficiency gains primarily from growth in net interest income and managed increases in noninterest expense have resulted in continued improvements to the Company’s core efficiency ratio. The core efficiency ratio was 51.0% for the nine months ended September 30, 2020 compared to 53.0% for the same period in 2019.

Income Taxes

The Company’s effective tax rate was 19.8% for the third quarter 2020, compared to 20.4% for the same period in 2019. For the nine months ended September 30, 2020, the effective tax rate was 19.6% compared to 20.1% for the same period in 2019.

Summary Balance Sheet

(in thousands)	September 30, 2020	December 31, 2019	Increase (decrease)
Total cash and cash equivalents	$392,215	$167,256	$224,959	134%
Securities	1,332,475	1,316,483	15,992	1%
Loans (excluding PPP)	5,307,207	5,314,337	(7,130)	—%
PPP loans, net	819,100	—	819,100	NM
Total assets	8,367,976	7,333,791	1,034,185	14%
Deposits	6,676,226	5,771,023	905,203	16%
Total liabilities	7,485,709	6,466,606	1,019,103	16%
Total shareholders’ equity	882,267	867,185	15,082	2%

Assets

Loans by Type

The Company has a diversified loan portfolio, with no concentration of credit in any one economic sector; however, a substantial portion of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2020	December 31, 2019	Increase (decrease)
Commercial and industrial	$3,152,394	$2,361,157	$791,237	34%
Commercial real estate - investor owned	1,292,182	1,299,884	(7,702)	(1)%
Commercial real estate - owner occupied	735,704	697,437	38,267	5%
Construction and land development	474,727	457,273	17,454	4%
Residential real estate	321,792	366,261	(44,469)	(12)%
Other	149,508	132,325	17,183	13%
Loans held for investment	$6,126,307	$5,314,337	$811,970	15%

Loans grew $812.0 million to $6.1 billion at September 30, 2020, from December 31, 2019. Loan growth was primarily due to PPP loans of $819.1 million at September 30, 2020. Revolving line utilization for C&I customers has decreased in 2020, partially due to the influx of PPP funds to our customers. Revolving line utilization was 40.1% and 46.7% at September 30, 2020 and December 31, 2019, respectively. Low interest rates and higher refinance activity has reduced the residential real estate portfolio, while construction and owner-occupied commercial real estate loans have increased.

The following table illustrates the change in loans:

(in thousands)	September 30, 2020	December 31, 2019	Increase (decrease)
C&I	$1,080,860	$1,186,667	$(105,807)	(9)%
CRE investor owned	1,284,351	1,290,258	(5,907)	—%
CRE owner occupied	583,430	582,579	851	—%
PPP, net	819,100	—	819,100	NM
Enterprise value lending[1]	367,337	428,896	(61,559)	(14)%
Life insurance premium financing[1]	517,559	472,822	44,737	9%
Residential real estate	321,482	366,261	(44,779)	(12)%
Construction and land development	450,225	428,681	21,544	5%
Tax credits[1]	368,908	294,210	74,698	25%
Agriculture[1]	190,969	139,873	51,096	37%
Other	142,086	124,090	17,996	15%
Total loans	$6,126,307	$5,314,337	$811,970	15%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
[1]Specialized categories may include a mix of C&I, CRE, construction and land development, or other loans.

Specialized lending products, especially enterprise value lending, life insurance premium financing, and tax credits, consist of primarily C&I loans. These loans are sourced through relationships developed with estate planning firms and private equity funds and are not bound geographically by our four markets. These specialized loan products offer opportunities to expand and diversify geographically by entering new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth, coupled with typically fixed-rate CRE lending, supports management’s efforts to maintain a flexible asset sensitive interest rate risk position. Specialized lending products consisting of life insurance premium financing and tax credits increased $119.4 million in 2020. Life insurance premium financing and tax credits are typically lower risk products due to the high collateral value securing the loans. Agriculture loans increased primarily due to hog and pig farming. Enterprise value lending decreased in 2020 primarily due to paydowns.

In response to the COVID-19 pandemic, the Company has processed $690.8 million of short-term deferrals allowing customers to defer payments. Approximately 99% of the deferrals are for 90 days or less. As of September 30, 2020, loans of $139.3 million were still in deferral status, including second round deferrals of $86.1 million.

The following table summarizes the loans in deferral status by category at September 30, 2020:

(in thousands)	Total Loans in Deferral Status	2nd Round Deferrals in Deferral Status
Commercial real estate	$48,081	$38,932
Commercial and industrial	46,041	23,822
Construction and land development	44,243	23,348
Residential real estate	974	—
Other	12	—
Total	$139,351	$86,102

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Allowance, at beginning of period	$110,270	$43,821	$43,288	$43,476
CECL adoption	—	—	28,387	—
PCD loans immediately charged-off	—	—	(1,680)	—
Allowance at beginning of period, adjusted for adoption of CECL	110,270	43,821	69,995	43,476
Charge-offs:
Commercial and industrial	(2,006)	(1,295)	(5,372)	(4,528)
Real estate:
Commercial	(302)	(22)	(528)	(609)
Construction and land development	—	—	(31)	(45)
Residential	(173)	(255)	(327)	(348)
Other	(103)	(86)	(294)	(268)
Total charge-offs	(2,584)	(1,658)	(6,552)	(5,798)
Recoveries:
Commercial and industrial	808	209	1,605	270
Real estate:
Commercial	323	14	3,169	81
Construction and land development	83	260	152	758
Residential	303	65	686	553
Other	40	40	102	270
Total recoveries	1,557	588	5,714	1,932
Net charge-offs	(1,027)	(1,070)	(838)	(3,866)
Provision for credit losses	14,027	1,833	54,113	5,031
Other	—	(29)	—	(86)
Allowance, at end of period	$123,270	$44,555	$123,270	$44,555

The following table presents the components of the provision for credit losses:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Provision for loan losses	$14,027	$1,833	$54,113	$5,031
Provision for off-balance sheet commitments	295	—	2,350	—
Provision for held-to-maturity securities	—	—	342	—
Recovery of accrued interest	(242)	—	(870)	—
Provision for credit losses	$14,080	$1,833	$55,935	$5,031

The following table summarizes the allocation of the ACL:

	September 30, 2020		December 31, 2019
(in thousands)	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans
Commercial and industrial	$57,870	47.0%	$27,455	44.4%
Real estate:
Commercial	39,143	31.8%	10,808	37.6%
Construction and land development	18,918	15.3%	2,611	8.6%
Residential	5,331	4.3%	1,703	6.9%
Other	2,008	1.6%	711	2.5%
Total	$123,270	100.0%	$43,288	100.0%

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. The Company also records reversals of interest on nonaccrual loans and interest recoveries directly through the provision of credit losses. The provision for credit losses was $14.1 million and $55.9 million for the three and nine months ended September 30, 2020, respectively. CECL requires economic forecasts to be factored into determining estimated losses. As a result, CECL will typically require a higher level of provision at the start of an economic downturn. The increase in the provision for credit losses in 2020 was primarily due to a change in economic forecasts from the end of 2019, which worsened significantly starting in March 2020 due to the COVID-19 pandemic and the resulting slow-down of business activity. Two of the primary economic loss drivers used in estimating the ACL include the percentage change in GDP and unemployment. At September 30, 2020, the Company’s forecast of the percentage change in GDP included a range of (5.9)% to 11.8% and the percentage change in unemployment included a range of 6.5% to 11.3%. The Company utilizes a one-year reasonable and supportable forecast.

In the third quarter 2020, economic forecasts improved slightly compared to the first and second quarters of 2020 reducing the provision for credit losses. This improvement was offset by an increase in individual reserves and in qualitative reserves established for certain higher risk areas, including hospitality and loans that have received principal and interest deferrals.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The Company had net charge-offs of $2.5 million in the first nine months of 2020, primarily due to the administrative charge-off of nonaccrual loans less than $100,000 in individual outstanding principal amount in accordance with the Company’s credit policy. Most of these charge-offs were loans added to nonaccrual as part of the CECL adoption. The ACLL was 2.01% of loans at September 30, 2020, compared to 0.81% at December 31, 2019.

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

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Nonaccrual loans	$35,037	$26,096	$15,430
Loans past due 90 days or more and still accruing interest	951	250	60
Troubled debt restructurings	3,635	79	79
Total nonperforming loans	39,623	26,425	15,569
Other real estate	4,835	6,344	8,498
Total nonperforming assets	$44,458	$32,769	$24,067

Total assets	$8,367,976	$7,333,791	$7,346,791
Total loans	6,126,307	5,314,337	5,228,014
Nonperforming loans to total loans	0.65%	0.50%	0.30%
Nonperforming assets to total assets	0.53%	0.45%	0.33%
ACLL to nonperforming loans	311%	164%	286%

Nonperforming loans increased $13.2 million to $39.6 million at September 30, 2020 from $26.4 million at December 31, 2019. The addition of a $5.0 million nonaccrual enterprise value loan and an $8.7 million hotel loan in 2020 also contributed to the increase. Other real estate decreased during 2020 primarily due to write-downs of $1.1 million and sales of $0.7 million.

Nonperforming loans

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Commercial and industrial	$23,586	$22,578	$11,433
Commercial real estate	11,361	2,516	2,858
Construction and land development	200	—	—
Residential real estate	4,394	1,330	1,267
Other	82	1	11
Total	$39,623	$26,425	$15,569

The following table summarizes the changes in nonperforming loans:

	Nine months ended September 30,
(in thousands)	2020	2019
Nonperforming loans, beginning of period	$26,425	$16,745
CECL adoption	8,462	—
PCD loans immediately charged off	(1,680)	—
Nonperforming loans, January 1	$33,207	$16,745
Additions to nonaccrual loans	22,699	14,861
Additions to restructured loans	3,750	—
Charge-offs	(6,552)	(5,470)
Other principal reductions	(13,915)	(8,221)
Moved to other real estate	(261)	(1,732)
Moved to performing	(6)	(674)
Loans past due 90 days or more and still accruing interest	701	60
Nonperforming loans, end of period	$39,623	$15,569

Other real estate

Other real estate was $4.8 million at September 30, 2020 compared to $8.5 million at September 30, 2019.

The following table summarizes the changes in other real estate:

	Nine months ended September 30,
(in thousands)	2020	2019
Other real estate beginning of period	$6,344	$469
Additions and expenses capitalized to prepare property for sale	261	7,964
Additions from acquisition	—	4,512
Writedowns in value	(1,104)	(126)
Sales	(666)	(4,321)
Other real estate end of period	$4,835	$8,498

Writedowns in fair value are recorded in other noninterest expense based on current market activity shown in the appraisals.

Deposits

(in thousands)	September 30, 2020	December 31, 2019	Increase (decrease)
Noninterest-bearing deposit accounts	$1,929,540	$1,327,348	$602,192	45%
Interest-bearing transaction accounts	1,499,756	1,367,444	132,312	10%
Money market accounts	2,019,222	1,713,615	305,607	18%
Savings accounts	615,663	536,169	79,494	15%
Certificates of deposit:
Brokered	65,209	215,758	(150,549)	(70)%
Other	546,836	610,689	(63,853)	(10)%
Total deposits	$6,676,226	$5,771,023	$905,203	16%

Non-time deposits / total deposits	91%	86%
Demand deposits / total deposits	29%	23%

Total deposits at September 30, 2020 were $6.7 billion, an increase of 16%, from December 31, 2019. The increase in deposits has been influenced by the PPP, as many of the recipients have maintained increased deposit levels since receiving PPP funding. Government stimulus checks and organic growth have also impacted deposit balances. Due to increased liquidity, the brokered certificates of deposit have been reduced in 2020. Noninterest bearing deposits as a percentage of total deposits was 29% at September 30, 2020, compared to 23% at December 31, 2019, respectively.

Shareholders’ Equity

Shareholders’ equity totaled $882.3 million at September 30, 2020, an increase of $15.1 million from December 31, 2019. Significant activity during the first nine months of 2020 was as follows:

•increase from net income of $45.5 million,
•net increase in fair value of securities and cash flow hedges of $14.8 million,
•decrease from CECL adoption of $18.1 million,
•decrease from dividends paid on common shares of $14.2 million,
•increase from the issuance under equity compensation plans of $2.5 million, and

•decrease from share repurchases of $15.3 million.

Liquidity and Capital Resources

Liquidity

Our objective of liquidity management is to ensure we can generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet our commitments as they become due. Typical demands on liquidity are run-off from demand deposits, maturing time deposits which are not renewed, and fundings under credit commitments to customers. Funds are available from several sources, such as from the core deposit base and from loans and securities repayments and maturities.

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

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2020, the Bank had borrowing capacity of $545 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $763 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $90 million, and $374 million of unsecured credit through the American Financial Exchange.

Investment securities are another important tool in managing the Bank’s liquidity objectives. Securities totaled $1.3 billion at September 30, 2020, and included $449 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $895 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $1.8 billion in unused commitments as of September 30, 2020. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

EFSC liquidity
EFSC’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. EFSC’s primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments.

EFSC has an effective automatic shelf registration statement on Form S-3 allowing for the issuance of various forms of equity and debt securities. EFSC’s ability to offer securities pursuant to the registration statement depends on market conditions and the Company’s continuing eligibility to use the Form S-3 under rules of the SEC.

On November 1, 2016, EFSC issued $50 million aggregate principal amount of 4.75% fixed-to-floating rate subordinated notes with a maturity date of November 1, 2026, which initially bear an annual interest rate of 4.75%, with interest payable semiannually. Beginning November 1, 2021, the interest rate resets quarterly to the three-month LIBOR rate plus a spread of 338.7 basis points, payable quarterly.

In March 2019, EFSC entered into a five-year term note for $40 million that matures in March 2024. EFSC principally used the proceeds from the issuance of the note to fund the cash consideration at the closing of the acquisition of Trinity. The remaining balance at September 30, 2020 was $30 million.

On May 21, 2020, EFSC issued $63.3 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes with a maturity date of June 1, 2030, which initially bear an annual interest rate of 5.75%, with interest payable semiannually. Beginning June 1, 2025, the interest rate resets quarterly to the three-month SOFR rate plus a spread of 566.0 basis points, payable quarterly.

EFSC has a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank allowing for borrowings up to $25 million that matures in February 2021. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. As of September 30, 2020, no amount was outstanding under the Revolving Agreement.

As of September 30, 2020, EFSC had $92 million of outstanding junior subordinated debentures as part of 13 statutory trusts. These debentures are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding.

Management believes our current level of cash at the holding company of $71 million, along with EFSC’s other available funding sources, will be sufficient to meet all projected cash needs for the remainder of 2020.

Capital Resources

EFSC and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank affiliate must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The banking affiliate’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require EFSC and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of September 30, 2020, and December 31, 2019, EFSC and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2020.

The following table summarizes EFSC’s various capital ratios at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	14.6%	12.9%	N/A	10.5%
Tier 1 capital to risk-weighted assets	11.6%	11.4%	N/A	8.5%
Common equity tier 1 capital to risk-weighted assets	10.2%	9.9%	N/A	7.0%
Leverage ratio (Tier 1 capital to average assets)	9.2%	10.1%	N/A	4.0%
Tangible common equity to tangible assets[1]	8.0%	8.9%	N/A
Total risk-based capital	$938,907	$804,273
Tier 1 capital	745,397	710,480
Common equity tier 1 capital	651,742	616,825

[1] Not a required regulatory capital ratio

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	13.3%	12.4%	10.0%	10.5%
Tier 1 capital to risk-weighted assets	12.0%	11.7%	8.0%	8.5%
Common equity tier 1 capital to risk-weighted assets	12.0%	11.7%	6.5%	7.0%
Leverage ratio (Tier 1 capital to average assets)	9.5%	10.3%	5.0%	4.0%
Total risk-based capital	$850,665	$769,254
Tier 1 capital	770,550	725,461
Common equity tier 1 capital	770,495	725,406

In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital followed by a three-year transition period. The Company adopted CECL on January 1, 2020. For additional information regarding the adoption of CECL, see “Item 1. Note 1 – Summary of Significant Accounting Policies.” The Company has elected the transition provisions provided by the U.S. banking agencies’ rule. Accordingly, the regulatory capital effects resulting from adoption of the CECL methodology will not be fully reflected in the Company’s regulatory capital until January 1, 2025. Based on the Company’s regulatory capital position as of September 30, 2020, the estimated impact of adopting CECL would reduce the Common Equity Tier 1 Capital ratio by approximately 49 basis points. The actual impact of adopting CECL on the regulatory capital ratios may change as the final impact is not determined until the end of the second year of the transition period.

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

Core Performance Measures

	For the three months ended		At or for the nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest income	$63,354	$63,046	$192,555	$177,104
Less: Incremental accretion income	1,235	2,140	3,227	4,207
Core net interest income	62,119	60,906	189,328	172,897

Total noninterest income	12,629	13,564	35,997	34,758
Less: Gain on sale of investment securities	417	337	421	337
Less: Other income from non-core acquired assets	—	1,001	—	1,368
Less: Other non-core income	—	—	265	266
Core noninterest income	12,212	12,226	35,311	32,787

Total core revenue	74,331	73,132	224,639	205,684

Total noninterest expense	39,524	38,239	116,109	127,131
Less: Other expenses related to non-core acquired loans	25	18	49	224
Less: Merger related expenses	1,563	393	1,563	17,969
Core noninterest expense	37,936	37,828	114,497	108,938

Core efficiency ratio	51.04%	51.73%	50.97%	52.96%

Net Interest Margin to Core Net Interest Margin (tax equivalent)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net interest income	$64,192	$63,483	$194,707	$178,187
Less: Incremental accretion income	1,235	2,140	3,227	4,207
Core net interest income, tax equivalent	$62,957	$61,343	$191,480	$173,980

Average earning assets	$7,770,084	$6,604,083	$7,379,013	$6,193,197
Reported net interest margin	3.29%	3.81%	3.52%	3.85%
Core net interest margin	3.22%	3.69%	3.47%	3.76%

Tangible Common Equity Ratio

(in thousands)	September 30, 2020	December 31, 2019
Total shareholders' equity	$882,267	$867,185
Less: Goodwill	210,344	210,344
Less: Intangible assets	21,820	26,076
Tangible common equity	$650,103	$630,765

Total assets	$8,367,976	$7,333,791
Less: Goodwill	210,344	210,344
Less: Intangible assets, net	21,820	26,076
Tangible assets	$8,135,812	$7,097,371

Tangible common equity to tangible assets	7.99%	8.89%

Average Shareholders’ Equity and Average Tangible Common Equity

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Average shareholder’s equity	$885,496	$843,974	$872,944	$773,843
Less: Average goodwill	210,344	211,251	210,344	188,231
Less: Average intangible assets, net	22,489	28,392	23,882	24,327
Average tangible common equity	$652,663	$604,331	$638,718	$561,285

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

The following table summarizes the expected impact of interest rate shocks on net interest income:

Rate Shock[1]	Annual % change in net interest income
+ 300 bp	5.9%
+ 200 bp	3.1%
+ 100 bp	0.5%

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

At September 30, 2020, model scenarios based on a flatter yield curve through a reduction in longer term rates result in a marginal decrease in net interest income, while those based on higher rates and a steeper yield curve result in an increase in net interest income over a 12 month horizon.

At September 30, 2020, the Company had $3.0 billion in variable rate loans including $2.5 billion based on LIBOR and $316 million based on Prime. Approximately 86% of the LIBOR based loans are indexed to one-month LIBOR. Of the total variable rate loans, $1.3 billion, or 44%, had a rate floor of which approximately $1.2 billion, or 89%, were currently priced at the floor.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2020. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Parshall Litigation

Following the announcement on August 20, 2020 of the execution of the definitive agreement related to the Company’s acquisition of SCBH and Seacoast, a lawsuit challenging the proposed transaction was filed in the U.S. District Court for the District of Delaware. The lawsuit is captioned Parshall v. Seacoast Commerce Banc Holdings, et al., No. 1:99-cv-01300 (filed September 28, 2020).

This lawsuit challenging the proposed transaction is a putative class action filed on behalf of the shareholders of SCBH and names as defendants SCBH, its directors and EFSC. The complaint alleges that SCBH and its directors violated Section 14(a) of the Exchange Act by failing to disclose certain facts about the financial projections of SCBH and EFSC and financial analysis performed by SCBH’s financial advisor. The complaint further alleges that EFSC and SCBH’s board of directors violated Section 20(a) of the Exchange Act by acting as control persons. The action seeks, among other relief, an order enjoining completion of the proposed transaction.

The outcome of the pending litigation is uncertain. If the case is not resolved, this lawsuit could prevent or delay completion of the proposed transaction and result in substantial costs, the magnitude of which cannot be predicted at this time, to EFSC and SCBH, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the SCBH acquisition is that no injunction, order, judgement or decree prohibiting or making illegal completion of the transaction or any of the other transactions contemplated by the definitive agreement related to the transaction will be in effect. As such, if plaintiff were successful in obtaining an injunction prohibiting the completion of the SCBH acquisition on the agreed-upon terms, then such injunction may prevent the acquisition from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the SCBH acquisition is completed may adversely affect EFSC’s business, financial condition, results of operations and cash flows. Such litigation is common in connection with acquisitions similar to the SCBH acquisition, regardless of any merits related to the underlying acquisition. In this instance, the defendants believe that the claims asserted against them in the lawsuit are without merit and intend to defend the litigation vigorously.

In addition to the lawsuit described above, the Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes that neither the lawsuit described above nor any other legal proceedings pending or threatened against the Company or its subsidiaries, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

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

The COVID-19 pandemic could harm business and results of operations for each of the Company and SCBH and the combined company following the completion of the Seacoast acquisition.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, SCBH and the combined company. Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by the Company, SCBH and the combined company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company, SCBH or the combined company. In particular, it may become more costly or more difficult for the combined company to realize anticipated synergies and cost savings in the amounts estimated or in the time frame contemplated or at all. Each of the Company, SCBH and the combined company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.

To the extent COVID-19 results in business disruption, if the Company or SCBH are unable to recover from a business disruption on a timely basis, the merger and the combined company's business and financial conditions and results of operations following the completion of the merger would be adversely affected. The merger and efforts to integrate the businesses of the Company and SCBH may also be delayed and adversely affected by the COVID-19 outbreak.

The pending SCBH acquisition will, and future acquisitions may, dilute tangible book value.

The acquisition of SCBH will be an all-stock transaction valued at approximately $156 million as of the date of signing. The consideration payable to SCBH shareholders upon consummation of the acquisition will consist of whole shares of EFSC’s common stock and cash in lieu of fractional shares of EFSC’s common stock. We anticipate issuing approximately 4.9 million shares of common stock to SCBH shareholders in connection with the acquisition, and we anticipate that the transaction will result in initial tangible book value dilution of approximately 2.0% at the time of closing with an earnback period of less than three years. Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.    Description

2.1    Agreement and Plan of Merger, dated August 20, 2020, by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, Seacoast Commerce Banc Holdings and Seacoast Commerce Bank (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 21, 2020 (File No. 001-15373)).

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

101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of October 23, 2020.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer