Form 10-K
period 2020-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2021-02-19
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $740,426,000 based on the closing price of the common stock of $31.12 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) as reported by the Nasdaq Global Select Market.
As of February 17, 2021, the Registrant had 31,225,229 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are incorporated by reference into Item 7 of this Annual Report on Form 10-K. Additionally, the information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ENTERPRISE FINANCIAL SERVICES CORP
2020 ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms, Abbreviations and Entities

The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation
ARRC	Alternative Reference Rates Committee	Federal Reserve	Federal Reserve Board
ASC	Accounting Standards Codification	FHLB	Federal Home Loan Bank
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles
Bank	Enterprise Bank & Trust	JCB	Jefferson County Bancshares, Inc.
Board	Enterprise Financial Services Corp board of directors	LANB	Los Alamos National Bank
BOLI	Bank-Owned Life Insurance	LIBOR	London Interbank Offered Rate
C&I	Commercial and Industrial	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CCB	Capital Conservation Buffer	OCC	Office of the Comptroller of the Currency
CDFI	Community Development Financial Institution	PCD	Purchased Credit Deteriorated
CECL	Current Expected Credit Loss	PCI	Purchased Credit Impaired
CET1	Common Equity Tier 1 Capital	PPP	Paycheck Protection Program
CFPB	Consumer Financial Protection Bureau	PPPLF	Paycheck Protection Program Liquidity Facility
Company	Enterprise Financial Services Corp and Subsidiaries	SBA	U.S. Small Business Administration
CRE	Commercial Real Estate	SBIC	Small Business Investment Company
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	Seacoast	Seacoast Commerce Banc Holdings
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
Enterprise	Enterprise Financial Services Corp and Subsidiaries	Trinity	Trinity Capital Corporation
FASB	Financial Accounting Standards Board

PART 1

ITEM 1: BUSINESS

Forward-Looking Information
Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends, and statements about future performance, operations, products and services. The ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to: the ability to efficiently integrate acquisitions, including the Seacoast acquisition, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which we adopted on January 1, 2020 and which changed how we estimate credit losses and may increase the required level of our allowance for credit losses in future periods; uncertainty regarding the future of LIBOR; natural disasters; war or terrorist activities, or pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which we operate; and other risks discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements.

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

General Development and Description of Our Business
Enterprise Financial Services Corp (“we,” “us,” or “our”), a Delaware corporation, is a financial holding company headquartered in Clayton, Missouri incorporated in December 1994. We are the holding company for Enterprise Bank & Trust, a full-service financial institution offering banking and wealth management services to individuals and corporate customers primarily located in Arizona, California, Kansas, Missouri, Nevada, and New Mexico. Our

executive offices are located at 150 North Meramec Avenue, Clayton, Missouri 63105, and our telephone number is (314) 725-5500.

Our stated mission is “Guiding people to a lifetime of financial success.” We have established an accompanying corporate vision, “To be a company where our associates are proud to work, that delivers ease of navigation to our customers and value to our investors, while helping our communities flourish.” These tenets are fundamental to our business strategies and operations.

Our business objective is to generate attractive shareholder returns by providing comprehensive financial services primarily to privately-held businesses, their owner families, and other success-minded individuals. To achieve these objectives we have developed a business strategy that leverages a focused and relationship-oriented distribution and sales approach, with an emphasis on niche businesses and growing fee income, while maintaining prudent credit and interest rate risk management, appropriate supporting technology, and controlled expense growth. We believe this strategy allows us to maximize organic growth opportunities, which we supplement and enhance through disciplined strategic growth.

As described in greater detail below, the Company offers a broad range of business and personal banking services, including wealth management services provided through Enterprise Trust. Lending services include C&I, CRE, real estate construction and development, residential real estate, SBA, consumer and tax credit-related loan products. A wide variety of deposit products and a complete suite of treasury management and international trade services, along with our tax credit brokerage activities, complement our lending capabilities.

Building long-term client relationships – Our growth strategy is first and foremost client relationship driven. We continuously seek to add clients who fit our target market of businesses, business owners, professionals, and associated relationships. Those relationships are maintained, cultivated, and expanded over time by trained, experienced banking officers and other professionals. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing or other deposit sources, including advances from the FHLB, and brokered certificates of deposits.

Specialized lending and product niches – We have focused our lending activities in specialty markets where we believe our expertise and experience as a commercial lender provides advantages over other competitors. In addition, we have developed expertise in certain product niches. These specialty niche activities focus on the following areas:
•Sponsor Finance. We support mid-market company mergers and acquisitions in many domestic markets. We market directly to targeted private equity firms, principally SBICs, and provide primarily senior debt financing to portfolio companies.
•Life Insurance Premium Finance. We specialize in financing whole life insurance premiums utilized in high net worth estate planning, through relationships with boutique estate planners throughout the United States.
•Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the U.S. Department of the Treasury Community Development Financial Institution (“CDFI”) New Markets Tax Credit Program. In prior years, we were selected to distribute New Markets Tax Credits, and we continue to participate in the application process, as well as serve as a secured lender to other allocatees.
•Tax Credit Brokerage. We acquire 10-year streams of Missouri state tax credits from affordable housing development funds and sell the tax credits to clients and other individuals for tax planning purposes. We also have a minority ownership in a partnership that acquires, invests and sells, state low income housing tax credits. We lend the partnership money with 6 - 12 year terms and receive interest income and fee income when projects close and when credits are sold.
•SBA 7(a). We have a team of experienced bankers in production offices across 13 states that originate loans through the SBA 7(a) program. These loans are primarily owner-occupied, commercial real estate loans secured by a 1st lien. These loans predominantly have a 75% portion guaranteed by the SBA. By focusing on this specific product type, we have developed an expertise that allows for speed and reliability of execution.

Fee income business – We offer a broad range of treasury management products and services that benefit businesses ranging from large national clients to local merchants. Customized solutions and special product bundles are available to clients of all sizes. In response to ever increasing needs for data/information security and functional efficiency, we continue to offer robust cash management systems that employ mobile technology and fraud detection/mitigation services. Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services to facilitate our providing these services. We also offer international banking, and tax credit businesses that generate fee income.

Use of technology – Our client technology product offerings include, but are not limited to, internet banking, mobile banking, cash management products, remote deposit capture, positive pay services, fraud detection and prevention, automated payables, check image, and statement and document imaging. Additional service offerings currently supported by the Bank include controlled disbursements, repurchase agreements, and sweep investment accounts. Our cash management suite of products blends technology and personal service, which we believe often creates a competitive advantage over our competition. Technology products are also extensively utilized within the organization by associates in all lines of business including operations and support, customer service, and financial reporting for internal management purposes and for external compliance.

Maintaining asset quality – We monitor asset quality through formal, ongoing, multiple-level reviews of loans in each market and specialized lending niche. These reviews are overseen by the Bank’s credit administration department. In addition, the loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the Credit Committee of the Bank’s Board of Directors.

Expense management – We manage expenses carefully through detailed budgeting and expense approval processes and measurement of the “efficiency ratio”. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income).

Growth through Acquisitions – Disciplined strategic acquisitions have contributed significantly to the Corporation’s growth and expansion over the past five years. Most recently, on November 12, 2020, the Company closed its acquisition of 100% of Seacoast and its wholly-owned subsidiary, Seacoast Commerce Bank. Seacoast operated five full-service retail and commercial banking offices in California and Nevada, as well as SBA loan production and deposit production offices in Arizona, California, Colorado, Illinois, Indiana, Massachusetts, Michigan, Nevada, Ohio, Oregon, Texas, Utah, and Washington. Seacoast shareholders received 0.5061 shares of EFSC common stock for each Seacoast common share and cash in lieu of any fractional shares. In connection with the merger, Enterprise issued approximately 5.0 million shares of EFSC common stock valued at $33.56 per share, which was the closing price of Enterprise common stock on November 12, 2020. The value of the transaction consideration was approximately $169 million. The Seacoast acquisition enhanced the Company’s commercial and specialty lending verticals, while enhancing the Company’s funding profile with deposit expertise in property management, homeowners’ associations, and escrow services, and materially expanding the Company’s geographic footprint.

On March 8, 2019, the Company closed its acquisition of 100% of Trinity and its wholly-owned subsidiary, LANB. Trinity operated six full-service retail and commercial banking offices in Los Alamos, Santa Fe, and Albuquerque, New Mexico. Trinity shareholders received cash consideration of $1.84 per share of Trinity common stock and 0.1972 shares of EFSC common stock per share of Trinity common stock with cash in lieu of fractional shares. Aggregate consideration at closing was approximately 4.0 million shares of EFSC common stock and $37.3 million cash paid to Trinity shareholders. Based on EFSC’s closing stock price of $43.07 on March 7, 2019, the overall transaction had a value of $209.2 million. The Trinity acquisition expanded the Company’s geographic footprint into New Mexico.

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

The Dodd-Frank Act, by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company.

Legislative and Regulatory Actions in Connection with Global Pandemic. On January 31, 2020, the Secretary of Health and Human Services declared a public health emergency due to the global outbreak of a new strain of coronavirus (COVID-19). On March 13, 2020, the President of the United States proclaimed the COVID-19 as a national emergency, following the World Health Organization’s categorization of the outbreak as a pandemic. COVID-19 continues to aggressively spread globally, including throughout the United States. The pandemic and resulting travel bans, closure of non-essential businesses, social distancing measures and government responses across the country have had a profound impact on the global economy, financial markets and how business has been conducted across all industries and have affected many of the Company’s customers and clients. To the extent the economic impacts of the pandemic continue for a prolonged period and conditions stagnate or worsen, our provision for credit losses, noninterest income, and profitability may be adversely affected.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act contains provisions to assist individuals and businesses, including the SBA’s Paycheck Protection Program. The PPP provided $349 billion in guaranteed loans that are forgivable if certain requirements are met. On April 24, 2020 and December 27, 2020 an additional $310 billion and $284 billion, respectively, was added to the PPP. The CARES Act also provides certain temporary regulatory relief for financial institutions. The act permits financial institutions to temporarily suspend any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a troubled debt restructuring (“TDR”), including impairment for accounting purposes. We elected to apply the CARES Act relief to certain loan modifications that relate primarily to short-term payment deferrals and have not classified such modifications as TDRs.

The CARES Act included a provision that allowed depository institutions the option to defer adoption of the CECL standard to the earlier of (1) the end of the COVID-19 national emergency or (2) December 31, 2020. The Company did not elect the deferral option.

The CARES Act grants potential tax relief and liquidity to businesses, including corporate tax provisions that: temporarily allow for the carryback of net operating losses and remove limitations on the use of loss carryforwards, increase interest expense deduction limitations, and allow accelerated depreciation deductions on certain asset improvements.

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well-managed and well-capitalized by the Federal Reserve, and the Bank must continue to be considered well-managed and well-capitalized by the FDIC, and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy, and “Bank Subsidiary - Community Reinvestment Act” below for more information on the Community Reinvestment Act.

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

In 2013, the Federal Reserve, FDIC and OCC approved a final rule to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. This regulatory capital framework, commonly referred to as Basel III, implemented several changes to the U.S. regulatory capital framework required by the Dodd-Frank Act.

The Basel III final rule, effective January 1, 2015, established a new CET1 requirement and increased the minimum tier 1 capital requirement to 6.0%. In addition, all banking organizations must maintain a CCB consisting of CET1 capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. The CCB effectively increased the minimum CET1 capital, tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively, as of January 1, 2019.

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
All of the Bank’s capital ratios were at levels that qualify it to be “well-capitalized” for regulatory purposes as of December 31, 2020.
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
Mortgage Reform: The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. While the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB, the Regulatory Relief Act provides certain presumptions of qualified mortgage status for banks with assets of less than $10 billion, subject to certain documentation and product issues.
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

In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency proposed for public comment rules to modernize the agencies' regulations under the CRA. In September 2020, the Federal Reserve Board released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations.

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

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that become effective in 2020, simplifies and streamlines the compliance requirements for banks that do not have significant trading activities. The Regulatory Relief Act provided an exemption from the above restrictions for banks with less than $10 billion in assets. In 2020, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.

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

Human Capital Management
We pride ourselves in creating an open, diverse, and transparent culture that celebrates teamwork and recognizes associates at all levels. We expect and encourage participation and collaboration, and understand that we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting shareholder commitments and achieving exceptional standards of performance. We also believe in work/life balance for our associates.

Because quality of life is important to the health of our Company and associates, we are committed to creating a culture that emphasizes and encourages wellness. Our wellness program is designed to help associates avoid illness while improving and maintaining their general health. Each year, we provide a variety of information and promote health challenges to educate associates on proper diet, exercise, stress management and prevention strategies. Annual health screenings are provided to all associates at no charge.

Soliciting Feedback. We conduct associate surveys to ensure that we understand what is important to our associates, including their opinions on a variety of topics. We have made changes as a result of the survey results including the adoption of a volunteer time-off policy, a parental leave policy and improvements to internal communication processes. Our efforts are being recognized. For the past three years, the Bank was included in the “Best Banks to Work for” by American Banker magazine for our dedication to employee satisfaction. In 2020, a significant portion of our associates responded to one or more surveys of our associates.

Staffing Model. The majority of our employees are regular full-time associates. We also employ regular part-time associates and some seasonal/temporary associates.

Diversity & Inclusion. We believe that diversity of thought and experiences results in better outcomes and empowers our associates to make more meaningful contributions within our company and communities. We continue to learn and grow, and our current initiatives reflect our ongoing efforts around a more diverse, inclusive and equitable workplace.

In 2012, we formed a Diversity/Inclusion (DI) Council, designed to help educate and engage associates on a wide variety of inclusion topics — from ageism to race. In 2020, the DI Council was renamed, refocused and refreshed resulting in the DEI (Diversity, Equity, Inclusion) Leadership Council. As part of these focused efforts, we elevated the DEI Leadership Council to a formal internal leadership committee. In addition, we have designed our associate development programs with a view towards helping to create a more inclusive environment by giving associates of all backgrounds additional opportunities to succeed and contribute. These programs include:

•Career Acceleration Program - This program allows participants to experience a wide range of assignments by rotating through the various product partners and operational areas of the Company. Upon successful completion of the program, the associate is placed in a role that aligns with their strengths and talents and helps meet the needs of our organization.
•Gateway to a Banking Career - This program provides training for jobs as tellers and customer service representatives, job interview practice and job placement assistance. It is a joint effort with two other St.

Louis-based financial institutions. Upon successful completion of the program, participants receive a small stipend and are guaranteed an interview with one of the program sponsors.
•Empower & Enlighten - This program pairs our senior leaders with mid-level women and minority associates in order to foster an environment of mutual understanding, to remove generational boundaries and implicit biases, and to build the bridges that connect people to opportunity.
•Business Resource Groups - These groups bring together associates with a shared identity, interest or goal to create community and opportunities for improvement and engagement.

We track the representation of women and racial/ethnic minorities because we believe that diversity helps us build more effective teams and improve our client experience, leading to greater success for the Company and our shareholders. Our gender and race data is monitored by the Board. We are proud of our progress in this area, but we continue to strive to further diversify our workforce and strengthen our culture of inclusion.

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our associates and their families including medical, dental and vision benefits as well as life insurance and short-term disability for all full-time associates.

Focusing on a Safe and Healthy Workplace. We value our associates and are committed to providing a safe and healthy workplace. Our formal Health & Safety (HS) Program consists of policies, procedures, and guidelines, and mandates all tasks be conducted in a safe and efficient manner, while complying with local, state and federal health and safety regulations, and special safety concerns. The HS program encompasses all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage and general safety rules. Our employees are required to comply with company safety rules and expectations and are required to certify their understanding and compliance with company rules. In response to the coronavirus pandemic, we created an oversight committee and established a resource center to provide updates on our action plans, policies, and safety training.

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

Risks Relating to the Pandemic
The global coronavirus (COVID-19) pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.
Given the ongoing and dynamic nature of the coronavirus (COVID-19) pandemic, it is difficult to predict the impact of the pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the COVID-19 pandemic will be effective in the future. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, have had and may continue to have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of further impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and actions taken to contain the COVID-19 or its impact, among others.

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

The Company has implemented restrictions on employee business travel, conversion of in-person meetings to virtual, and a work-from-home mandate. The Company has also worked with its customers to implement appropriate loan deferral strategies in certain circumstances. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

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

We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the COVID-19 outbreak continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in this Annual Report on Form 10-K may be heightened.

Risks Relating to Economic and Market Conditions
An economic downturn could adversely affect our financial condition, results of operations or cash flows.
The U.S. economy experienced a recession during 2020 and unemployment rates remain elevated as a result of the COVID-19 pandemic. A continuation of those recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. As a community bank, we bear increased risk of unfavorable local economic conditions. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

We face potential risk from changes in governmental monetary policies.
The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

Legal, Regulatory and Tax Risks
Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.
The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020 and was extended in January 2021; however, because of the short window between the passing of the CARES Act and the initial opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

SBA lending is an important part of our business since the acquisition of Seacoast. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.
Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (a “Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations, and financial condition. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the way the loan was originated, funded, or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency.

Changes in government regulation and supervision may increase our costs or impact our ability to operate in certain lines of business.
Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than shareholders. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change and could result in an adverse impact on our results of operations.

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

Financial Risks
Our allowance for credit losses may not be adequate to cover actual loan losses.
We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is sufficient to reserve for estimated credit losses and risks inherent in the loan portfolio. We continue to monitor the adequacy of our loan credit allowance and may need to increase it if economic conditions deteriorate. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we may need additional credit loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for credit losses, should they become necessary, would result in a decrease in net income and a reduction in capital, and may have a material adverse effect on our financial condition and results of operations.

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

We may incur impairments to goodwill.
As of December 31, 2020, we had $261 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, or reduced future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

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

We invest in mortgage-backed obligations and such obligations have been, and are likely to continue to be, impacted by market dislocations, declining home values and prepayment risk, which may lead to volatility in cash flow and market risk and declines in the value of our investment portfolio.
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

Credit and Liquidity Risks
Our loan and deposit portfolios are in certain markets which could result in increased concentration risk.
A majority of our loans are to businesses and individuals in the St. Louis, Kansas City, Phoenix, Los Alamos, Albuquerque, Santa Fe, San Diego, and Las Vegas metropolitan areas. These loans are funded by deposits in the same metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our clients to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Consequently, a decline in local economic conditions may adversely affect our earnings.

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

Additionally, the state-specific foreclosure laws of the jurisdictions in which our real estate collateral is located may hinder our ability to timely or fully recover on defaulted loans secured by property in certain states. For example, some states in which our collateral is located are judicial foreclosure states. In judicial foreclosure states, all foreclosures must be processed through the court system. Due to this process, it may take up to a year or longer to foreclose on real estate collateral located in those states. Our ability to recover on defaulted loans secured by property in those states may be delayed and our recovery efforts are lengthened due to this process. In addition, other states have anti-deficiency statutes with regards to certain types of residential mortgage loans. Our ability to recover on defaulted loans secured by residential mortgages in anti-deficiency statute states may be limited to the fair value of the real estate securing the loan at the time of foreclosure.

Our commercial and industrial loans and sponsor finance loans are underwritten based primarily on cash flow, profitability and enterprise value of the client and are not fully covered by the value of tangible assets or collateral of the client. Consequently, if any of these transactions becomes non-performing, we could experience significant losses.
Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. In the case of our senior cash flow loans, we generally take a lien on substantially all of a client’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the client under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes non-performing, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:
•reduced use of or demand for the client’s products or services and, thus, reduced cash flow of the client to service the loan and other debt product as well as reduced value of the client as a going concern;
•inability of the client to manage working capital, which could result in lower cash flow;
•inaccurate or fraudulent reporting of our client’s positions or financial statements; and
•our client’s poor management of their business.

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
When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at the Company’s expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. It may cost more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower’s operations if the Company takes a role in managing those operations after a default. The Company may also find it difficult or impossible to sell these properties.

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

Competitive and Reputational Risks
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

Our ability to compete successfully depends on a number of factors, including, among other things:
•the ability to develop, maintain, and build upon long-term client relationships based on top quality service and high ethical standards;
•the scope, relevance, and pricing of products and services, including technological innovations to those products and services, offered to meet client needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•client satisfaction with our level of service; and/or
•industry and general economic trends.

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

Costs and levels of deposits are affected by competition that could increase our funding costs or liquidity risk.
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

Acquisition Risks
We have engaged in and may continue to engage in expansion through acquisitions, and these acquisitions present a number of risks related both to the acquisition transactions and to the integration of the acquired businesses.
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

Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:
◦potential exposure to unknown or contingent liabilities of the target company;
◦exposure to potential asset quality issues of the target company;
◦difficulty and expense of integrating the operations and personnel of the target company;
◦potential disruption to our business;
◦potential diversion of our management’s time and attention;
◦the possible loss of key employees and clients of the target company;
◦difficulty in estimating the value of the target company;
◦payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;
◦inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and/or
◦potential changes in banking or tax laws or regulations that may affect the target company.

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

As we expand outside our current markets, we may encounter additional risks that may adversely affect us.
We are headquartered in Missouri, but have branch locations in the Kansas City, Phoenix, and San Diego metropolitan areas, as well as Northern New Mexico and Nevada. Over time, we may acquire or open locations in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage personnel and business outside of the State of Missouri. If we are unable to manage these risks, our operations may be materially and adversely affected.

Technology and Cybersecurity Risks
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

Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
◦actual or anticipated quarterly fluctuations in our operating results and financial condition;
◦changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
◦failure to meet analysts’ revenue or earnings estimates;
◦speculation in the press or investment community;

◦strategic actions by us or our competitors, such as acquisitions or restructurings;
◦actions by institutional shareholders;
◦fluctuations in the stock prices and operating results of our competitors;
◦general market conditions and, in particular, developments related to market conditions for the financial services industry;
◦proposed or adopted regulatory changes or developments;
◦anticipated or pending investigations, proceedings or litigation that involve or affect us; and/or
◦domestic and international economic factors unrelated to our performance.

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

General Risk Factors
Climate-related Risk
Political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. As a financial institution, it is unclear how future government regulations and shifts in business trends resulting from increased concern about climate change will affect our operations; however, natural or man-made disasters and severe weather events may cause operational disruptions and damage to both our properties and properties securing our loans. Losses resulting from these disasters and severe weather events may make it more difficult for borrowers to timely repay their loans. If these events occur, we may experience a decrease in the value of our loan portfolio and our revenue, and may incur additional operational expenses, each of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri, 63105. As of December 31, 2020, we had 19 banking locations, and three limited service facilities in the St. Louis metropolitan area, seven banking locations in the Kansas City metropolitan area, two banking locations in the Phoenix metropolitan area, six banking locations in New Mexico, four banking locations in the San Diego metropolitan area, and one banking location in the Las Vegas metropolitan area. Additionally, the Company has a limited network of SBA loan production offices and deposit production offices in various states. We own or lease our facilities and believe all of our properties are in good condition to meet our business needs.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock
The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “EFSC.” As of February 17, 2021, the Company had 1,480 registered shareholders of common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividends
The holders of shares of our common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for the purpose of paying dividends. Our Board of Directors approved the Company’s quarterly dividend of $0.18 per common share for the first quarter of 2021, payable on March 31, 2021 to shareholders of record as of March 15, 2021. We anticipate continuing a regular quarterly cash dividend. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders.

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

Recent Sales of Unregistered Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common stock from December 31, 2015 through December 31, 2020. The graph compares the Company’s common stock with the Nasdaq Composite Index (U.S. companies), and the SNL Bank $5B-$10B Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index at the respective closing price on December 31, 2015 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

# Total Return Performance

0.3
0.25
0.2
0.15
0.1
0.05
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Enterprise Financial Services Corp
Nasdaq Composite Index
SNL Bank $5B-$10B Index

	Period Ending December 31,
Index	2015	2016	2017	2018	2019	2020
Enterprise Financial Services Corp	$100.00	$153.67	$163.06	$137.22	$178.36	$132.29
Nasdaq Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
SNL Bank $5B-$10B Index	$100.00	$143.27	$142.73	$129.17	$160.06	$145.37

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company by focusing on changes in certain key measures from year to year. It should be read in conjunction with the Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1. A detailed discussion comparing 2019 and 2018 results is incorporated herein by reference to Item 7 of the Company’s 2019 Annual Report on Form 10-K filed on February 22, 2020.

Executive Summary
Our Company offers a broad range of business and personal banking services including wealth management services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, and other loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. Tax-credit brokerage activities consist of the acquisition of Federal and State tax credits and the sale of these tax credits. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

The Company closed its acquisition of Seacoast and its wholly-owned subsidiary, Seacoast Commerce Bank, on November 12, 2020. Seacoast operated five full-service retail and commercial banking offices in California and Nevada as well as SBA loan production offices and deposit production offices in Arizona, California, Colorado, Illinois, Indiana, Massachusetts, Michigan, Nevada, Ohio, Oregon, Texas, Utah, and Washington. The Company closed its acquisition of Trinity and its wholly-owned subsidiary, LANB, on March 8, 2019. Trinity operated six full-service retail and commercial banking offices in Los Alamos, Santa Fe, and Albuquerque, New Mexico. The results of operations of Seacoast and Trinity are included in our consolidated results in periods after the respective acquisition dates and are excluded from preceding periods. See “Item 8. Note 2 – Acquisitions” for more information.

The following table summarizes the significant components of the Seacoast and Trinity transactions at the date of acquisition:

	Seacoast	Trinity
($ in thousands)	November 12, 2020	March 8, 2019
Loans, net	$1,190,441	$684,314
Securities		428,096
Total assets acquired	1,312,037	1,232,539

Deposits	1,081,006	1,081,187
Total liabilities assumed	1,193,595	1,116,377

Consideration paid:
Cash	$1,630	$37,275
Common stock	167,035	171,885
Total consideration paid	$168,665	$209,160

Financial Performance Highlights
Below are highlights of our financial performance for the years ended December 31, 2020, 2019 and 2018.

($ in thousands, except per share data)	Year ended December 31,
	2020	2019	2018
EARNINGS
Total interest income	$304,779	$305,134	$237,802
Total interest expense	34,778	66,417	45,897
Net interest income	270,001	238,717	191,905
Provision for credit losses	65,398	6,372	6,644
Net interest income after provision for loan losses	204,603	232,345	185,261
Total noninterest income	54,503	49,176	38,347
Total noninterest expense	167,159	165,485	119,031
Income before income tax expense	91,947	116,036	104,577
Income tax expense	17,563	23,297	15,360
Net income	$74,384	$92,739	$89,217

Basic earnings per share	$2.76	$3.56	$3.86
Diluted earnings per share	2.76	3.55	3.83

Return on average assets	0.90%	1.35%	1.64%
Return on average common equity	8.24%	11.66%	15.46%
Return on average tangible common equity[1]	11.23%	16.08%	19.83%
Net interest margin (fully tax equivalent)	3.56%	3.80%	3.82%
Efficiency ratio	51.51%	57.48%	51.70%
Core efficiency ratio[1]	50.96%	52.36%	52.04%
Dividend payout ratio	26.61%	17.87%	12.16%
Book value per common share	$34.57	$32.67	$26.47
Tangible book value per common share[1]	$25.48	$23.76	$20.95
Average common equity to average assets	10.94%	11.54%	10.61%
Tangible common equity to tangible assets[1]	8.40%	8.89%	8.66%

	At or for the year ended December 31,
	2020	2019	2018
ASSET QUALITY
Net charge-offs	$1,907	$6,410	$5,683
Nonperforming loans	38,507	26,425	16,745
Classified assets	123,808	85,897	70,126
Nonperforming loans to total loans	0.53%	0.50%	0.38%
Nonperforming assets to total assets	0.45%	0.45%	0.30%
Allowance for loan losses to total loans	1.89%	0.81%	1.00%
Net charge-offs to average loans	0.03%	0.13%	0.26%
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

The Company noted the following trends during 2020:

•The Company reported net income of $74.4 million, or $2.76 per diluted share for 2020, compared to $92.7 million, or $3.55 per diluted share for 2019. An increase in operating revenue (net interest income and noninterest income) of $36.6 million in 2020 was offset by a $59.0 million increase in the provision for credit losses. The increase in the provision for credit losses was primarily due to the forward-looking CECL methodology and the worsening outlook for forecasted economic factors.

•Net interest income for 2020 totaled $270.0 million, an increase of $31.3 million, or 13%, compared to $238.7 million for 2019. PPP interest and fee income totaled $19.6 million in 2020. The Seacoast acquisition added $8.0 million and the Company benefited from a full year of Trinity operations in 2020 compared to a partial year in 2019.

•Net interest margin decreased 24 basis points to 3.56% during 2020, compared to 3.80% in 2019. The decrease was primarily due to a decline in interest rates during 2020 that reduced the earning asset yield to 4.02% from 4.85%, coupled with the shift in 2020 in earning assets to lower yielding PPP loans and short-term investments. The one-month and three-month LIBOR rates were 0.14% and 0.24%, respectively, at December 31, 2020, compared to 1.76% and 1.97%, respectively, at December 31, 2019. At December 31, 2020, the Company had $2.5 billion in loans indexed to LIBOR.
•Noninterest income increased $5.3 million, or 11%, to $54.5 million in 2020 compared to $49.2 million in 2019. This improvement was primarily due to a $2.3 million increase in mortgage revenue on higher volumes and a $2.5 million increase in income from community development investments.

•Noninterest expenses totaled $167.2 million for 2020, an increase of $1.7 million, or 1%, compared to 2019. The operations of Seacoast added $6.0 million of noninterest expense in 2020, in addition to $4.2 million of merger-related expenses. The Company also incurred a full year of Trinity operating expenses in 2020, compared to a partial year in 2019. These increases were offset by a reduction in the Trinity merger expenses of $18.0 million in 2019. The Company’s efficiency ratio was 51.5% in 2020, compared to 57.5% for the prior year. The decrease in 2020 was primarily due to the merger-related expenses. The Company’s core efficiency ratio1 was 51.0% in 2020, compared to 52.4% for the prior year.

•The Company’s effective tax rate was 19.1% for the year ended December 31, 2020 compared to 20.1% in 2019. The lower rate in 2020 primarily resulted from increased benefits from tax exempt income.
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

2020 Significant Transactions
During 2020, we announced the following significant transactions:

•On November 12, 2020, the Company announced the completion of its acquisition of Seacoast which was merged with and into the Company, and Seacoast Commerce Bank, Seacoast’s wholly-owned subsidiary, merged with and into the Bank. Aggregate consideration at closing was 5.0 million shares of Company common stock to Seacoast shareholders. The overall transaction had a value of $169 million.

•Assisted new and existing customers with navigating and accessing PPP loans through the approval of approximately 3,900 loans totaling $859 million.

•In May 2020, the Company issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030. The notes are callable beginning in 2025 and are included in tier 2 capital.

•The Company repurchased 456,251 of its common shares at a weighted-average share price of $33.64. At December 31, 2020, there were 95,907 shares remaining to be purchased under its existing share repurchase plan.

•Dividends paid in 2020 of $0.72 per share increased $0.10 per share, or 16%, compared to $0.62 per share in 2019.

2019 Significant Transactions
During 2019, we announced the following significant transactions:

•On March 8, 2019, the Company announced the completion of its acquisition of Trinity which was merged with and into the Company, and LANB, Trinity’s wholly-owned subsidiary, merged with and into the Bank. Aggregate consideration at closing was 4.0 million shares of Company common stock and $37.3 million cash paid to Trinity shareholders. The overall transaction had a value of $209.2 million.

•The Company repurchased 396,737 of its common shares at a weighted-average share price of $39.13, pursuant to its publicly announced share repurchase program.

•Dividends paid in 2019 of $0.62 per share increased $0.15 per share, or 32%, compared to $0.47 per share in 2018.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Year ended December 31,
	2020			2019			2018
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans[1]	$6,035,178	$268,914	4.46%	$4,988,985	$268,012	5.37%	$4,187,988	$215,791	5.15%
Tax-exempt loans[2]	36,318	1,759	4.84	29,583	1,852	6.26	34,371	1,889	5.50
Total loans	6,071,496	270,673	4.46	5,018,568	269,864	5.38	4,222,359	217,680	5.16
Taxable investments in debt and equity securities	1,016,100	25,524	2.51	1,064,913	30,085	2.83	712,227	18,375	2.58
Non-taxable investments in debt and equity securities[2]	350,501	11,151	3.18	131,161	4,668	3.56	40,038	1,426	3.56
Short-term investments	228,760	620	0.27	107,433	2,128	1.98	66,771	1,141	1.71
Total securities and short-term investments	1,595,361	37,295	2.34	1,303,507	36,881	2.83	819,036	20,942	2.56
Total interest-earning assets	7,666,857	307,968	4.02	6,322,075	306,745	4.85	5,041,395	238,622	4.73

Noninterest-earning assets	587,057			572,216			395,568
Total assets	$8,253,914			$6,894,291			$5,436,963

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,494,364	$2,101	0.14%	$1,286,641	$7,592	0.59%	$827,155	$3,643	0.44%
Money market accounts	1,977,826	7,754	0.39	1,608,349	26,267	1.63	1,488,238	19,361	1.30
Savings	589,832	279	0.05	489,310	841	0.17	206,286	597	0.29
Certificates of deposit	676,889	10,915	1.61	799,079	15,156	1.90	653,486	10,168	1.56
Total interest-bearing deposits	4,738,911	21,049	0.44	4,183,379	49,856	1.19	3,175,165	33,769	1.06
Subordinated debentures and notes	179,534	9,885	5.51	136,950	7,507	5.48	118,129	5,798	4.91
FHLB advances	241,635	2,673	1.11	287,474	6,668	2.32	271,493	5,556	2.05
Securities sold under agreements to repurchase	206,338	542	0.26	169,179	1,246	0.74	170,963	755	0.44
Other borrowings	32,147	629	1.96	32,392	1,140	3.52	773	19	2.46
Total interest-bearing liabilities	5,398,565	34,778	0.64	4,809,374	66,417	1.38	3,736,523	45,897	1.23
Noninterest bearing liabilities:
Demand deposits	1,854,982			1,228,832			1,086,863
Other liabilities	97,492			60,608			36,617
Total liabilities	7,351,039			6,098,814			4,860,003
Shareholders' equity	902,875			795,477			576,960
Total liabilities & shareholders' equity	$8,253,914			$6,894,291			$5,436,963
Net interest income		$273,190			$240,328			$192,725
Net interest spread			3.38%			3.47%			3.50%
Net interest margin (tax equivalent)			3.56			3.80			3.82
1Average balances include non-accrual loans. Interest income includes net loan fees of $18.4 million, $4.5 million, and $4.0 million for the years ended December 31, 2020, 2019, and 2018 respectively. The increase in loan fees in 2020 is due to PPP fees of $13.8 million.

2Non-taxable income is presented on a fully tax-equivalent basis using a 24.7% tax rate. The tax-equivalent adjustments were $3.2 million for the year ended December 31, 2020, $1.6 million for the year ended December 31, 2019, and $0.8 million for the year ended December 31, 2018.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2020 compared to 2019			2019 compared to 2018
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Taxable loans	$50,916	$(50,014)	$902	$38,793	$13,428	$52,221
Tax-exempt loans[3]	374	(467)	(93)	(282)	245	(37)
Taxable investments in debt and equity securities	(1,334)	(3,227)	(4,561)	9,825	1,885	11,710
Non-taxable investments in debt and equity securities[3]	7,027	(544)	6,483	3,243	(1)	3,242
Short-term investments	1,228	(2,736)	(1,508)	782	205	987
Total interest-earning assets	58,211	(56,988)	1,223	52,361	15,762	68,123

Interest paid on:
Interest-bearing transaction accounts	$1,063	$(6,554)	$(5,491)	$2,450	$1,499	$3,949
Money market accounts	4,970	(23,483)	(18,513)	1,659	5,247	6,906
Savings	145	(707)	(562)	562	(318)	244
Certificates of deposit	(2,142)	(2,099)	(4,241)	2,515	2,473	4,988
Subordinated debentures and notes	2,345	33	2,378	986	723	1,709
FHLB advances	(933)	(3,062)	(3,995)	340	772	1,112
Securities sold under agreements to repurchase	229	(933)	(704)	(8)	499	491
Other borrowed funds	(9)	(502)	(511)	1,110	11	1,121
Total interest-bearing liabilities	5,668	(37,307)	(31,639)	9,614	10,906	20,520
Net interest income	$52,543	$(19,681)	$32,862	$42,747	$4,856	$47,603

[1]Change in volume multiplied by yield/rate of prior period.
[2]Change in yield/rate multiplied by volume of prior period.
[3]Nontaxable income is presented on a fully tax equivalent basis using a 24.7% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $273.2 million for 2020, compared to $240.3 million for 2019, an increase of $32.9 million, or 14%. Total interest income increased $1.2 million and total interest expense decreased $31.6 million. The increase in net interest income in 2020 was primarily due to higher loan volumes, which benefited from PPP and the Seacoast acquisition, and a decline in the interest rate on interest-bearing liabilities. A decline in the yield on earning assets offset the benefit provided by higher loan volumes and a lower cost of funds.

The tax-equivalent net interest margin was 3.56% for 2020, compared to 3.80% for 2019. The primary driver of the decline in net interest margin from 2019 to 2020 was a decline in short-term rates. The federal funds target rate declined 150 basis points in 2020 and one-month LIBOR declined 162 basis points. The decline in short-term rates reduced the yield on the Company’s variable-rate loan portfolio, which represents approximately 60% of total loans. In addition, a shift in the composition of the loan portfolio to lower yielding PPP loans reduced the net interest margin. The yield on PPP loans was 3.47% on an average balance of $563.6 million in 2020. Excluding PPP, the yield on the loan portfolio was 4.56%. In response to the decline in interest rates, the Company proactively reduced the cost of certain managed money market and interest-bearing transaction accounts.

Average interest-earning assets increased $1.3 billion, or 21%, to $7.7 billion for the year ended December 31, 2020. The increase was due to growth in average total loans of $1.1 billion, or 21%, primarily due to PPP loans. Average securities and short-term investments increased $291.9 million, or 22%. Securities represented 18% of earnings assets in 2020 and 19% in 2019. Short-term securities increased from 2% to 3% of earning assets, primarily due to higher liquidity from deposit growth. Due to volume growth in the balance sheet, interest income on earning assets increased $58.2 million. Interest income on interest-earnings assets decreased $57.0 million primarily due the decline in interest rates in 2020 compared to 2019.

Average interest-bearing liabilities increased $589.2 million, or 12% for the year ended December 31, 2020, . The increase in average interest-bearing liabilities resulted from $555.5 million of growth in interest-bearing deposits primarily due to customer liquidity provided by PPP loans. While average interest-bearing liabilities increased, interest expense declined $31.6 million due to a 75 basis point decline in the cost of deposits. The Company issued $63.3 million of subordinated debentures in May 2020 at 5.75% and reduced its use of FHLB advances. The total cost of interest-bearing liabilities declined 74 basis points, from 1.38% in 2019 to 0.64% in 2020. Volume growth in deposits and other borrowings used to fund asset growth increased interest expense in 2020 by $5.7 million. Interest expense on interest-bearing liabilities decreased $37.3 million for the year ended December 31, 2020 due to lower rates.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for each of the years in the three-year period ended December 31, 2020:

	Year ended December 31,			Change from
($ in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Service charges on deposit accounts	$11,717	$12,801	$11,749	$(1,084)	$1,052
Wealth management revenue	9,732	9,932	8,241	(200)	1,691
Card services revenue	9,481	9,154	6,686	327	2,468
Tax credit income	6,611	5,393	2,820	1,218	2,573
Miscellaneous income	16,962	11,896	8,851	5,066	3,045
Total noninterest income	$54,503	$49,176	$38,347	$5,327	$10,829
Noninterest income increased $5.3 million, or 11%, in 2020 compared to 2019. This improvement was primarily due to higher income from tax credit income and other miscellaneous income, primarily mortgage revenue, community development investment fees, swap fees, and BOLI income. Due to the slowdown in economic activity in 2020 caused by the pandemic, volumes on card and deposit services were down. Conversely, mortgage revenue was strong as customers took advantage of low, long-term mortgage rates. Similarly, tax credit income increased in 2020 as activity levels remained strong.

Noninterest Expense
The following table presents a comparative summary of the components of noninterest expense:

	Year ended December 31,			Change from
($ in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Employee compensation and benefits	$92,288	$81,295	$66,039	$10,993	$15,256
Occupancy	13,457	12,465	9,550	992	2,915
Data processing	9,050	8,242	6,321	808	1,921
Professional fees	3,940	3,683	3,134	257	549
Merger related expenses	4,174	17,969	1,271	(13,795)	16,698
Other expenses	44,250	41,831	32,716	2,419	9,115
Total noninterest expense	$167,159	$165,485	$119,031	$1,674	$46,454

Efficiency ratio	51.51%	57.48%	51.70%	(5.97)%	5.78%
Core efficiency ratio[1]	50.96%	52.36%	52.04%	(1.40)%	0.32%

1 A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense increased $1.7 million, or 1%, in 2020 compared to 2019. While total noninterest expense did not materially change from 2019, there were offsetting changes within the expense categories. The Company recorded $6.0 million of operating expenses from the acquisition of Seacoast, including $3.0 million in employee compensation and benefits and $2.2 million in other expenses from SBA lending and customer marketing and support services. Fiscal 2020 was also the first full year of Trinity operations. Employee compensation increased $11.0 million in 2020 compared to 2019, due to the previously mentioned increases from Seacoast and Trinity, annual merit and cost of living increases of approximately 3% of base salaries, and higher mortgage commissions commensurate with the increase in revenue. Merger related expenses of $4.2 million on the Seacoast acquisition were $13.8 million lower than the $18.0 million recorded in 2019 on the Trinity acquisition. In 2020, the majority of the Company's employees shifted to a virtual work environment. The Company did not experience a significant change in its operating expense from this development.

The Company expects to continue to invest in revenue producing associates and other infrastructure that supports additional growth.

Income Taxes
The Company’s blended federal and state tax rate is approximately 24.9%. Permanent differences between pre-tax income and taxable income along with tax planning initiatives reduced the effective income tax rate in 2020 to 19.1% compared to 20.1% in 2019. In addition, pursuant to the CARES Act, the Company was able to carryback a net operating loss to a prior period with a higher tax rate. This generated a tax benefit in 2020 of approximately $0.5 million.

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total cash and cash equivalents	$537,703	$167,256	$196,552	221.49%	(14.90)%
Securities	1,400,039	1,316,483	787,048	6.35%	67.27%
Total loans	7,224,935	5,314,337	4,350,001	35.95%	22.17%
Total assets	9,751,571	7,333,791	5,645,662	32.97%	29.90%
Deposits	7,985,389	5,771,023	4,587,985	38.37%	25.79%
Total liabilities	8,672,596	6,466,606	5,041,858	34.11%	28.26%
Total shareholders’ equity	1,078,975	867,185	603,804	24.42%	43.62%

Assets
Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio, including the C&I category, is secured by $4.0 billion of real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table sets forth the composition of the Company’s loan portfolio by type of loans at the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Commercial and industrial	$3,088,995	$2,361,157	$2,123,167	$1,921,676	$1,636,238
Commercial real estate - investor owned	1,589,419	1,299,884	867,667	812,162	552,969
Commercial real estate - owner occupied	1,498,408	697,437	614,167	565,803	362,011
Construction and land development	546,686	457,273	334,645	308,974	198,907
Residential real estate	319,179	366,261	305,026	352,093	252,552
Other	182,248	132,325	105,329	136,342	155,484
Total loans	$7,224,935	$5,314,337	$4,350,001	$4,097,050	$3,158,161

	December 31,
	2020	2019	2018	2017	2016
Commercial and industrial	42.8%	44.4%	48.8%	46.9%	51.8%
Commercial real estate - investor owned	22.0%	24.5%	19.9%	19.8%	17.4%
Commercial real estate - owner occupied	20.7%	13.1%	14.1%	13.8%	11.6%
Construction and land development	7.6%	8.6%	7.7%	7.5%	6.3%
Residential real estate	4.4%	6.9%	7.0%	8.6%	8.0%
Other	2.5%	2.5%	2.5%	3.4%	4.9%
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

C&I loans are made based on the borrower’s ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.

The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company’s asset sensitive interest rate risk position. Additionally, our specialized products, especially sponsor finance, life insurance premium financing, and tax credit financing/lending, consist of primarily C&I loans, and have contributed significantly to the Company’s C&I loan growth. These loans are sourced through relationships developed with wealth and estate planning firms and private equity funds and are not bound geographically by our markets. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets. For the period ending December 31, 2020, C&I loans increased $727.8 million, or 31%, from 2019 primarily due to PPP loans.

Real estate loans place an emphasis on the estimated cash flows from the operation of the property and/or the underlying collateral value.

•Our commercial real estate loans, including investor-owned and owner-occupied categories, primarily represent multifamily and other commercial property loans on which the primary source of repayment is income from the property. These loans are principally underwritten based on the cash flow coverage of the property, the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit. Commercial real estate loans also represent owner-occupied C&I loans for which the primary source of repayment is dependent on sources other than the underlying collateral. For the period ending December 31, 2020, commercial real estate loans increased $1.1 billion, or 55%, from 2019 primarily due to the acquisition of Seacoast.

•Construction and land development loans relating primarily to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. At December 31, 2020, $164.4 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function is employed.

•Residential real estate loans include residential mortgages, which are loans that, due to size or other attributes, do not qualify for conventional home mortgages available-for-sale in the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value at origination.

Other loans represent loans to individuals, loans to state and political subdivisions, loans to nondepository financial institutions, and loans to purchase or are fully secured by investment securities. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination and thereafter.

The following table presents a breakdown of loans by NAICS code at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Outstanding Balance	%	Outstanding Balance	%
Accomodation and Food Services	$577,026	8%	$290,357	6%
Administrative and Support and Waste Management and Remediation Services	167,023	2%	96,939	2%
Agriculture, Forestry, Fishing and Hunting[1]	207,335	3%	143,604	3%
Arts, Entertainment, and Recreation	110,422	2%	65,243	1%
Construction	451,050	6%	237,052	5%
Educational Services	53,708	1%	45,020	1%
Finance and Insurance	1,057,888	15%	863,908	16%
Health Care and Social Assistance	320,556	4%	207,257	4%
Information	53,696	1%	34,764	1%
Management of Companies and Enterprises	54,563	1%	47,499	1%
Manufacturing	590,652	8%	412,719	8%
Mining, Quarrying, and Oil and Gas Extraction	3,375	—%	10,187	—%
Other Services (except Public Administration)	509,006	7%	389,972	7%
Professional, Scientific, and Technical Services	304,701	4%	151,595	3%
Public Administration	13,811	—%	14,932	—%
Real Estate and Rental and Leasing	1,722,630	24%	1,534,109	29%
Retail Trade	398,251	6%	233,587	4%
Transportation and Warehousing	151,273	2%	110,142	2%
Utilities	19,321	—%	13,398	—%
Wholesale Trade	360,630	5%	341,025	6%
Other	98,018	1%	71,028	1%
Total Loans	$7,224,935	100%	$5,314,337	100%

[1]Includes $109.0 million in animal production and $92.7 million in crop production at December 31, 2020.

The following table presents a breakdown of commercial & industrial loans by size at December 31, 2020.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	5,659	$1,020,870	$180
$2-5 million	277	858,287	3,099
$5-10 million	85	597,944	7,035
>$10 million	41	611,894	14,924
Total	6,062	$3,088,995	$510

The following table presents a breakdown of commercial real estate loans by size at December 31, 2020.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,775	$1,409,207	$508
$2-5 million	289	903,998	3,128
$5-10 million	70	454,430	6,492
>$10 million	23	320,192	13,921
Total	3,157	$3,087,827	$978

The following table presents a breakdown of construction loans by size at December 31, 2020.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	572	$163,327	$286
$2-5 million	39	125,446	3,217
$5-10 million	18	126,585	7,033
>$10 million	9	131,328	14,592
Total	638	$546,686	$857

The following table presents a breakdown of residential loans by size at December 31, 2020.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,764	$295,259	$107
$2-5 million	6	17,919	2,987
$5-10 million	1	6,001	6,001
Total	2,771	$319,179	$115

The following table presents a breakdown of other loans by size at December 31, 2020.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,008	$86,475	$43
$2-5 million	15	41,394	2,760
$5-10 million	5	32,468	6,494
>$10 million	2	21,911	10,955
Total	2,030	$182,248	$90

The following table presents a breakdown of total loans by geographic region at December 31, 2020:

($ in thousands)	December 31, 2020
St. Louis	$2,528,049
Kansas City	809,568
Arizona	419,738
New Mexico	617,496
California	264,080
Total	$4,638,931

The table above excludes $698.6 million of PPP loans and $1.9 billion of specialty lending at December 31, 2020 and $1.0 billion of specialty lending at December 31, 2019.

The following table illustrates selected specialty lending detail, at December 31, 2020 and 2019:

	December 31,				Seacoast Acquired Loans
($ in thousands)	2020	2019	Change	% Change	at 12/31/20
C&I	$1,103,060	$1,179,169	$(76,109)	(6.5)%	$16,079
CRE investor owned	1,420,905	1,287,633	133,272	10.4%	107,449
CRE owner occupied	825,846	713,563	112,283	15.7%	98,134
SBA loans	895,930	19,249	876,681	4,554.4%	874,578
SBA PPP loans	698,645	—	698,645	NM	85,729
Sponsor finance	396,487	428,896	(32,409)	(7.6)%	—
Life insurance premium financing	534,092	472,822	61,270	13.0%	—
Residential real estate	318,091	366,024	(47,933)	(13.1)%	9,138
Construction and land development	474,399	428,681	45,718	10.7%	32,535
Tax credits	382,602	294,210	88,392	30.0%	—
Other	174,878	124,090	50,788	40.9%	764
Total Loans	$7,224,935	$5,314,337	$1,910,598	36.0%	$1,224,406
Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.

The sponsor finance portfolio is primarily comprised of loans in the manufacturing, and wholesale trade sectors. It includes mid-market company mergers and acquisitions, targeted private equity firms, principally SBICs, and senior debt financing to portfolio companies.

The life insurance premium financing category specializes in financing whole life insurance premiums utilized in high net worth estate planning, through relationships with boutique estate planners throughout the United States.

The tax credit portfolio includes tax credit-related lending on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the U.S. Department of the Treasury Community Development Financial Institution (“CDFI”) New Markets Tax Credit Program. This portfolio also includes tax credit brokerage through 10-year streams of Missouri state tax credits from affordable housing development funds. The tax credits are sold to clients and other individuals for tax planning purposes.

SBA 7(a) loans are primarily owner-occupied, commercial real estate loans secured by a 1st lien. These loans predominantly have a 75% portion guaranteed by the SBA.

SBA PPP loans originated in 2020 in response to the COVID-19 pandemic and are guaranteed by the SBA. The loans may be forgivable by the SBA if certain requirements are met.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2020, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

The following table presents the maturity distribution of loans at December 31, 2020 categorized by fixed or variable interest rates, net of unearned loan fees:

($ in thousands)	Due in One Year or Less	After One Through Five Years	After Five Years	Total	Percent of Total Loans
Fixed Rate Loans
Commercial and industrial	$65,522	$964,958	$149,438	$1,179,918	16%
Real estate:
Commercial	233,582	925,518	300,966	1,460,066	20%
Construction and land development	56,428	137,447	4,718	198,593	3%
Residential	24,523	57,068	42,283	123,874	2%
Other	947	13,520	101,409	115,876	2%
Total	$381,002	$2,098,511	$598,814	$3,078,327	43%
Variable Rate Loans
Commercial and industrial	$1,827,245	$76,348	$5,484	$1,909,077	26%
Real estate:
Commercial	1,379,525	238,107	10,129	1,627,761	23%
Construction and land development	338,900	8,961	232	348,093	5%
Residential	147,226	43,122	4,957	195,305	3%
Other	61,416	4,956	—	66,372	1%
Total	$3,754,312	$371,494	$20,802	$4,146,608	58%
Total Loans
Commercial and industrial	$1,892,767	$1,041,306	$154,922	$3,088,995	43%
Real estate:
Commercial	1,613,107	1,163,625	311,095	3,087,827	43%
Construction and land development	395,328	146,408	4,950	546,686	8%
Residential	171,749	100,190	47,240	319,179	4%
Other	62,363	18,476	101,409	182,248	2%
Total	$4,135,314	$2,470,005	$619,616	$7,224,935	100%

Fixed rate loans comprise 43% of the total loan portfolio at December 31, 2020, and 58% of the Company’s loans are variable-rate loans, most of which are based on the prime rate or LIBOR. Most loan originations have one-to three-year maturities. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” of this MD&A section.

Of the $1.6 billion of commercial real estate loans maturing in one year or less, $469 million, or 29%, represent loans secured by non-owner occupied commercial properties.

Provision and Allowance for Loan Losses
The adoption of CECL on January 1, 2020 increased the ACL on loans by $28.4 million, or 65%, and the allowance for unfunded commitments by $2.4 million. These increases were offset in retained earnings and did not impact the consolidated statement of operations. The following table summarizes changes in the ACL on loans arising from CECL adoption; additions to the allowance from acquired PCD loans, additions charged to expense, as well as loan charge-offs and recoveries by loan category.

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Allowance, at beginning of period	$43,288	$43,476	$42,577	$43,409	$43,616
CECL adoption	28,387	—	—	—	—
PCD loans immediately charged-off	(1,680)	—	—	—	—
Allowance, at beginning of period, adjusted for adoption of CECL	$69,995	$43,476	$42,577	$43,409	$43,616
Initial allowance on acquired PCD loans	3,524	—	—	—	—
Provision for credit losses	63,379	6,372	6,644	10,130	3,605
Charge-offs:
Commercial and industrial	(5,381)	(6,882)	(6,894)	(9,872)	(2,303)
Real estate:
Commercial	(528)	(609)	(313)	(207)	(95)
Construction and land development	(31)	(54)	(56)	(254)	—
Residential	(408)	(667)	(546)	(973)	(25)
Other	(391)	(382)	(167)	(201)	(1,912)
Total charge-offs	(6,739)	(8,594)	(7,976)	(11,507)	(4,335)
Recoveries:
Commercial and industrial	1,848	338	1,133	545	674
Real estate:
Commercial	3,197	114	112	235	1,165
Construction and land development	384	776	459	101	934
Residential	967	661	508	390	123
Other	116	295	80	73	12
Total recoveries	6,512	2,184	2,292	1,344	2,908
Net charge-offs	(227)	(6,410)	(5,684)	(10,163)	(1,427)
Net charge-offs on PCI loans	—	(150)	(61)	(799)	(2,385)
Allowance, at end of period	$136,671	$43,288	$43,476	$42,577	$43,409
The following table presents the components of the provision for credit losses:

	December 31,
(in thousands)	2020	2019
Provision for loan losses	$54,822	$6,372
Day 2 provision on Seacoast acquired loans	8,557	—
Provision for off-balance sheet commitments	2,877	—
Provision for held-to-maturity securities	147	—
Recovery of accrued interest	(1,005)	—
Provision for credit losses	$65,398	$6,372

The following table is a summary of the allocation of the allowance for loan losses for the five-year period ended December 31, 2020:

	December 31,
	2020		2019		2018		2017		2016
($ in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial and industrial	$58,812	42.8%	$27,455	44.4%	$29,286	48.8%	$26,706	46.9%	$27,615	51.8%
Real estate:
Commercial	49,074	42.7%	10,808	37.6%	8,924	34.1%	8,553	33.6%	8,220	29.0%
Construction and land development	21,413	7.6%	2,611	8.6%	2,344	7.7%	2,251	7.5%	2,127	6.3%
Residential	4,585	4.4%	1,703	6.9%	2,191	7.0%	4,217	8.6%	4,500	8.0%
Other	2,787	2.5%	711	2.5%	731	2.4%	850	3.4%	947	4.9%
Total allowance	$136,671	100.0%	$43,288	100.0%	$43,476	100.0%	$42,577	100.0%	$43,409	100.0%

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. The Company also records reversals of interest on nonaccrual loans and interest recoveries directly through the provision of credit losses. CECL requires economic forecasts to be factored into determining estimated losses. As a result, CECL will typically require a higher level of provision at the start of an economic downturn. The increase in the provision for credit losses in 2020 was primarily due to a change in economic forecasts from the end of 2019, which significantly deteriorated in March 2020 due to the COVID-19 pandemic and the resulting slow-down of business activity. Two of the primary economic loss drivers used in estimating the ACL include the percentage change in GDP and unemployment. At December 31, 2020, the Company’s forecast of the percentage change in GDP included a range of (2.5)% to 11.9% and the percentage change in unemployment included a range of 5.6% to 9.8%. The Company utilizes a one-year reasonable and supportable forecast and a one-year reversion period

As part of the acquisition of Seacoast, we recognized an allowance of $3.5 million on the PCD portfolio. In addition, we recognized $8.6 million on the non-PCD portion of the portfolio.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The allowance for loan losses was 1.89% of total loans at December 31, 2020, compared to 0.81%, and 1.00%, at December 31, 2019 and 2018, respectively. The increase in 2020 compared to 2019 was due to the adoption of CECL and higher provision expense due to the pandemic, partially offset by the acquisition of Seacoast and PPP loans which include $1.3 billion in government-guaranteed loans with no allowance.

See “Critical Accounting Policies” of this MD&A section for more information on the allowance for loan losses methodology.

Nonperforming assets
Prior to the adoption of CECL, PCI loans were accounted for in performing pools of loans and were not individually identified as nonaccrual or classified. Under the CECL accounting model, the Company did not elect to maintain PCI pools for certain loans which are now accounted for individually and are now included in nonperforming and classified loans. PCI loans are referred to as PCD under CECL.

See “Item 8. Note 1 – Summary of Significant Accounting Policies” for more policy information on impaired loans and other real estate.

The following table presents the categories of nonperforming assets, excluding government guaranteed portions, as of the dates indicated:

	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Non-accrual loans	$34,818	$26,096	$16,520	$14,968	$12,585
Loans past due 90 days or more and still accruing interest	130	250	—	—	—
Restructured loans	3,559	79	225	719	2,320
Total nonperforming loans	38,507	26,425	16,745	15,687	14,905
Other real estate	5,330	6,344	469	498	980
Total nonperforming assets	$43,837	$32,769	$17,214	$16,185	$15,885

Total assets	$9,751,571	$7,333,791	$5,645,662	$5,289,225	$4,081,328
Total loans	7,224,935	5,314,337	4,350,001	4,097,050	3,158,161
Nonperforming loans to total loans	0.53%	0.50%	0.38%	0.38%	0.47%
Nonperforming assets to total assets	0.45%	0.45%	0.30%	0.31%	0.39%
Allowance for loan losses to nonperforming loans	355%	164%	260%	271%	291%

Nonperforming loans
Nonperforming loans based on loan type were as follows:

($ in thousands)	December 31, 2020		Number of loans	December 31, 2019		Number of loans
Commercial and industrial	$21,770	57%	21	$22,578	85%	14
Commercial real estate	12,519	32%	27	2,516	10%	7
Residential real estate	4,189	11%	3	1,330	5%	10
Other	29	—%	33	1	—%	1
Total	$38,507	100%	84	$26,425	100%	32

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
($ in thousands)	2020	2019
Nonperforming loans, beginning of period	$26,425	$16,745
CECL adoption	8,462	—
PCD loans immediately charged off	(1,680)	—
Nonperforming loans, January 1	$33,207	$16,745
Additions to nonaccrual loans	25,849	32,214
Additions to restructured loans	3,750	—
Charge-offs	(6,739)	(8,173)
Principal reductions	(16,303)	(12,205)
Moved to other real estate	(798)	(1,732)
Moved to performing	(361)	(674)
Loans past due 90 days or more and still accruing interest	(98)	250
Nonperforming loans, end of period	$38,507	$26,425

Nonperforming loans at December 31, 2020 increased $12.1 million, or 46%, when compared to December 31, 2019. The increase in nonperforming loans during 2020 was primarily from a $9.1 million hotel loan. The Company has a specific reserve of $2.8 million for the potential collateral shortfall.

The Company has implemented several loan programs to assist its customers impacted by the COVID-19 pandemic. These programs include consumer and business deferral programs and expanded small business lines of credit.

The following table presents loans modified as part of our COVID-19 deferral programs that remained in a deferral status:

($ in thousands)	December 31, 2020
Commercial real estate	$26,122
Commercial and industrial	15,708
Construction real estate	20,892
Residential real estate	255
Other	—
Total loan modifications	$62,977

Percentage of total loans	0.87%

Loans in a deferral status at December 31, 2020 listed above include $30.3 million of loans receiving more than one deferral. The deferral modifications are primarily set to expire in the first quarter of 2021.

Potential problem loans
Potential problem loans are unimpaired loans with a risk rating of 8-Substandard still accruing interest. See “Item 8. Note 5 – Loans” for the definitions of risk ratings. Potential problem loans, which are not included in nonperforming loans, were $80 million, or 1.05%, of loans outstanding at December 31, 2020, compared to $56 million, or 1.20%, of loans outstanding at December 31, 2019. Potential problem loans at December 31, 2020 include the addition of $30.7 million of PCI loans previously accounted for in performing loan pools. For these loans, payment of principal and interest is current and the loans are performing; however, some doubts exist as to the borrower’s ability to continue to comply with repayment terms. Potential problem loans include loans to companies characterized by significant losses or where downward trends in financial performance have been identified, or are in an industry experiencing significant difficulty.

Other real estate
Other real estate at December 31, 2020 and December 31, 2019 was $5.3 million and $6.3 million, respectively.

At December 31, 2020, other real estate was comprised of four properties located in the St. Louis region and four properties in New Mexico consisting of a mix of commercial, land, and residential.

The following table summarizes the changes in other real estate:

	Year ended December 31,
($ in thousands)	2020	2019
Other real estate, beginning of period	$6,344	$469
Additions and expenses capitalized to prepare property for sale	756	8,148
Additions from acquisition	—	3,225
Writedowns in value	(1,104)	(812)
Sales	(666)	(4,686)
Other real estate, end of period	$5,330	$6,344

Writedowns in fair value were recorded in loan, legal, and other real estate expense.

Investments
At December 31, 2020, our portfolio of investment securities was $1.4 billion, or 14%, of total assets. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

Other investments primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities, community development funds, and other investments in private equity funds, primarily SBICs.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2020		2019		2018
($ in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$15,161	1.0%	$10,046	0.7%	$98,498	12.1%
Obligations of states and political subdivisions	592,556	40.9%	224,728	16.6%	39,316	4.8%
Agency mortgage-backed securities	639,314	44.1%	948,367	70.0%	639,309	78.6%
U.S. Treasury Bills	11,466	0.8%	10,226	0.8%	9,925	1.2%
Corporate debt securities	141,991	9.8%	123,116	9.1%	—	—%
Other investments: FHLB capital stock	10,774	0.8%	15,673	1.2%	9,158	1.1%
Other investments	37,991	2.6%	22,371	1.6%	17,496	2.2%
Total	$1,449,253	100.0%	$1,354,527	100.0%	$813,702	100.0%

The Company had no debt securities classified as trading at December 31, 2020, 2019, or 2018.

The following table summarizes expected maturity and tax-equivalent yield information on the investment portfolio at December 31, 2020:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$10,164	2.12%	$—	—%	$4,997	0.75%	$—	—%	$—	—%	$15,161	1.67%
Obligations of states and political subdivisions	1,077	6.02%	18,107	2.58%	13,969	3.35%	559,403	2.89%	—	—%	592,556	2.90%
Agency mortgage-backed securities	27,012	3.19%	526,540	3.00%	60,284	2.95%	25,478	1.58%	—	—%	639,314	2.94%
U.S. Treasury Bills	1,000	0.11%	10,466	2.47%	—	—%	—	—%	—	—%	11,466	2.27%
Corporate debt securities	—	—%	8,239	3.23%	133,752	3.37%	—	—%	—	—%	141,991	3.36%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	10,774	4.23%	10,774	4.23%
Other investments	—	—%	—	—%	—	—%	—	—%	37,991	0.56%	37,991	0.56%
Total	$39,253	2.91%	$563,352	2.98%	$213,002	3.19%	$584,881	2.83%	$48,765	1.37%	$1,449,253	2.89%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 24.7%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Deposits
The following table shows the breakdown of the Company’s deposits by type for the periods indicated:

	Years ended December 31,			% Increase (decrease)
($ in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Noninterest-bearing deposit accounts	$2,711,828	$1,327,348	$1,100,718	104.3%	20.6%
Interest-bearing transaction accounts	1,768,497	1,367,444	1,037,684	29.3%	31.8%
Money market accounts	2,327,066	1,713,615	1,565,729	35.8%	9.4%
Savings accounts	627,903	536,169	199,425	17.1%	168.9%
Total core deposits	7,435,294	4,944,576	3,903,556

Certificates of deposit:
Brokered	50,209	215,758	198,981	(76.7)%	8.4%
Other	499,886	610,689	485,448	(18.1)%	25.8%
Total deposits	$7,985,389	$5,771,023	$4,587,985	38.4%	25.8%

Core deposits / Total deposits	93%	86%	85%
Noninterest-bearing deposits / Total deposits	34%	23%	24%

Core deposits, defined as total deposits excluding certificates of deposits, were $7.4 billion at December 31, 2020, an increase of $2.5 billion, or 50%, from December 31, 2019. The increase in 2020 was primarily due to the Seacoast acquisition and PPP loan fundings. Certificates of deposit, the highest cost portion of the deposit portfolio, declined $0.3 million in 2020.

The following table sets forth the maturities of certificates of deposit of $100,000 or more as of December 31, 2020:

($ in thousands)	Total
Three months or less	$84,724
Over three through six months	56,383
Over six through twelve months	118,337
Over twelve months	68,620
Total	$328,064

Shareholders’ equity
Shareholders’ equity totaled $1.1 billion at December 31, 2020, an increase of $211.8 million, or 24%, from December 31, 2019.

Significant activity during the year ended December 31, 2020 included the following:

•increase from the issuance of approximately 5.0 million shares of common stock for the Seacoast acquisition reflecting approximately $167 million of consideration;
•increase from net income of $74.4 million;
•net increase in fair value of available-for-sale securities and cash flow hedges of $19.4 million;
•decrease from dividends paid on common stock of $19.8 million; and
•decrease from share repurchase of $15.3 million, pursuant to the Company’s publicly-announced stock repurchase program.

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

The Company’s Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Bank’s Board of Directors. Our liquidity position is monitored daily. Our liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, a liquidity ratio, and a dependency ratio. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $537.7 million at December 31, 2020, compared to $167.3 million at December 31, 2019. The low interest rate environment, coupled with an uncertain outlook and government stimulus, such as the PPP, have increased liquidity for the banking industry, including the Company. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $1.4 billion at December 31, 2020, and included $526 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $874 million could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2020, the Company could borrow an additional $739 million from the FHLB of Des Moines under blanket loan pledges and has an additional $921 million available from the Federal Reserve Bank under a pledged loan agreement. The Company also has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2 billion in unused commitments as of December 31, 2020. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which is available at December 31, 2020. The line of credit has a one-year term and matures in February 2021 and is in the process for renewal. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2020, and December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well-capitalized” at each of December 31, 2020, 2019, and 2018. Refer to “Item 8. Note 15 – Regulatory Matters” for a summary of our risk-based capital and leverage ratios.

The following table summarizes the Company’s various capital ratios at the dates indicated:

($ in thousands)	December 31,
	2020	2019	2018
Total capital to risk weighted assets	14.9%	12.9%	13.0%
Tier 1 capital to risk weighted assets	12.1%	11.4%	11.1%
Common equity tier 1 capital to risk weighted assets	10.9%	9.9%	9.8%
Leverage ratio (Tier 1 capital to average assets)	10.0%	10.1%	10.3%
Tangible common equity to tangible assets[1]	8.4%	8.9%	8.7%
Total risk-based capital	$1,094,601	$804,273	$650,859
Tier 1 capital	889,527	710,480	556,958
Common equity tier 1 capital	795,873	616,825	489,301

[1] Not a required regulatory capital ratio

The following table summarizes the Bank’s various capital ratios at the dates indicated:

($ in thousands)	December 31,			Well-Capitalized
	2020	2019	2018	Minimum %
Total capital to risk weighted assets	13.7%	12.4%	12.3%	10.0%
Tier 1 capital to risk weighted assets	12.5%	11.7%	11.4%	8.0%
Tier 1 common equity to risk weighted assets	12.5%	11.7%	11.4%	6.5%
Leverage ratio (Tier 1 capital to average assets)	10.3%	10.3%	10.5%	5.0%
Total risk-based capital	$1,004,839	$769,254	$611,197
Tier 1 capital	913,169	725,461	567,296
Common equity tier 1 capital	913,116	725,406	567,239

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

The following table summarizes the projected impact of interest rate shocks on net interest income at December 31, 2020:

Rate Shock[1]	Annual % change in net interest income
+ 300 bp	10.7%
+ 200 bp	6.2%
+ 100 bp	2.0%
[1] Due to the current levels of interest rates, the downward shock scenarios are not shown.

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2020, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 8. Note 7 – Derivative Financial Instruments.”

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

We have exposure to LIBOR in various financial contracts. Instruments that may be impacted include loans, securities, debt instruments and derivatives, among other financial contracts indexed to LIBOR and that mature after December 31, 2021. We have an internal working group composed of members from legal, credit, finance, operations, risk and audit to monitor developments, develop policies and procedures, assess the impact to the Company, consider relevant options and to determine an appropriate replacement index for affected contracts that expire after the expected discontinuation of LIBOR on December 31, 2021. We are actively working to amend and address impacted contracts to allow for a replacement index. However, amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain limited circumstances. As of December 31, 2020, the Company’s financial contracts indexed to LIBOR included $2.5 billion in loans, $239.2 million in deposits and borrowings, and $992.2 million (notional) in derivatives.

In addition, LIBOR is used in the Company’s analysis of the fair value of tax credits and may be referenced in other financial contracts not included in the discussion above.

The Company has $4.1 billion in variable rate loans as of December 31, 2020. Of these loans, $1.7 billion, or 37.0%, have a floor. $2.5 billion in variable rate loans are indexed to LIBOR, $1.3 billion are indexed to the prime rate, and $302 million are indexed to other rates.

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

The recorded contractual obligations and other commitments, excluding any contractual interest,1 at December 31, 2020, were as follows:

		Payments due by Period
($ in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Operating leases	$15,397	$4,353	$5,610	$3,168	$2,266
Certificates of deposit	550,095	384,563	113,208	46,744	5,580
Subordinated debentures and notes	209,750	—	—	—	209,750
FHLB advances	50,000	—	—	50,000	—
Notes payable	30,000	7,143	11,428	11,429	—

(1) Interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

The contractual commitments of off-balance sheet financial instruments at December 31, 2020, were as follows:

`		Payments due by Period
($ in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Commitments to extend credit	$1,946,068	$1,351,213	$250,423	$132,077	$212,355
Letters of credit	50,971	46,181	4,665	125	—
State tax credits	24,473	12,886	11,587	—	—
Limited partnership commitments	23,400	4,556	18,844	—	—

See “Item 8. Note 18 – Commitments” for narrative disclosure regarding off-balance sheet arrangements.

As of December 31, 2020, we had liabilities associated with uncertain tax positions of $3.1 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

Goodwill and Other Intangible Assets
The Company completes a goodwill impairment test in the fourth quarter each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill or intangible assets respective carrying amounts. The impairment test involves the use of various estimates and assumptions. Management believes the estimates and assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill or intangible assets in the future due to changes in business prospects or other matters that could impact estimates and assumptions.

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

Use of Non-GAAP Financial Measures
The Company’s accounting and reporting policies conform to U.S. GAAP and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as core efficiency ratio, tangible common equity ratio, return on average tangible common equity, and tangible book value per common share, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its core efficiency ratio, tangible common equity ratio, return on average tangible common equity, and tangible book value per common share, collectively “core performance measures” presented in this Annual Report on Form 10-K, as relevant measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items such as merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Reconciliations of Non-GAAP Financial Measures

Core Efficiency Ratio

	For the Years ended
($ in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net interest income	$270,001	$238,717	$191,905
Less: Incremental accretion income	4,083	4,783	3,701
Core net interest income	265,918	233,934	188,204

Total noninterest income	54,503	49,176	38,347
Less: Other income from non-core acquired assets	—	1,372	1,048
Less: Gain on sale of investment securities	421	243	9
Less: Other non-core income	265	266	675
Core noninterest income	53,817	47,295	36,615

Total core revenue	$319,735	$281,229	$224,819

Total noninterest expense	$167,159	$165,485	$119,031
Less: Merger related expenses	4,174	17,969	1,271
Less: Other expenses (credits) related to non-core acquired loans	57	257	(163)
Less: Facilities disposal charge	—	—	239
Less: Other non-core expenses	—	—	682
Core noninterest expense	$162,928	$147,259	$117,002

Core efficiency ratio	50.96%	52.36%	52.04%

Tangible Common Equity and Tangible Common Equity Ratio

	For the Years ended December 31,
($ in thousands)	2020	2019	2018
Total shareholders' equity	$1,078,975	$867,185	$603,804
Less: Goodwill	260,567	210,344	117,345
Less: Intangible assets	23,084	26,076	8,553
Tangible common equity	$795,324	$630,765	$477,906

Total assets	$9,751,571	$7,333,791	$5,645,662
Less: Goodwill	260,567	210,344	117,345
Less: Intangible assets	23,084	26,076	8,553
Tangible assets	$9,467,920	$7,097,371	$5,519,764

Tangible common equity to tangible assets	8.40%	8.89%	8.66%

Return on Average Tangible Common Equity

	For the Years ended December 31,
($ in thousands)	2020	2019	2018
Average shareholder’s equity	$902,875	$795,477	$576,960
Less average goodwill	217,205	193,804	117,345
Less average intangible assets	23,551	24,957	9,763
Average tangible common equity	$662,119	$576,716	$449,852

Net Income	$74,384	$92,739	$89,217
Return on average tangible common equity	11.23%	16.08%	19.83%

Tangible Book Value Per Common Share

	For the Years ended December 31,
($ in thousands)	2020	2019	2018
Tangible common equity (calculated above)	$795,324	$630,765	$477,906

Period end shares outstanding	31,210	26,543	22,812

Tangible book value per common share	$25.48	$23.76	$20.95

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, on January 1, 2020, the Company adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” applicable to financial assets measured at amortized cost including loan receivables and held to maturity debt securities.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Allowance for Credit Losses — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company utilizes a discounted cash flow (“DCF”) method to measure the Allowance for Credit Losses (“ACL”) on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized a regression analysis to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical or peer evaluations such as unemployment or gross domestic product. Additionally, the Company applies qualitative adjustments to address risks not directly captured in the quantitative reserve; including to address macroeconomic uncertainty by weighting the forecasted baseline, upside, and downside economic factors.
We identified the allowance for credit losses as a critical audit matter because of the complexity of the Company’s model and the significant assumptions used by management. Auditing the allowance for credit losses required a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists when performing audit procedures to evaluate the reasonableness of management’s models and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s ACL included the following, among others:
a.We tested the design and operating effectiveness of management’s controls covering the key data, assumptions and judgments impacting the allowance for credit losses.
b.We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in determining the allowance.
c.We involved credit specialists to assist us in evaluating the Company’s development of the CECL model, including the selection of and calibration to economic factors.
d.We assessed the reasonableness of the Company’s qualitative methodology, tested key calculations utilized within the qualitative estimate and agreed underlying data within the calculation to source documents.
Acquisition of Seacoast Commerce Banc Holdings (“Seacoast”) —Refer to Note 2 to the financial statements
Critical Audit Matter Description
On November 12, 2020, the Company closed its acquisition of 100% of Seacoast and its wholly-owned subsidiary, Seacoast Commerce Bank. The value of the transaction consideration was approximately $169 million. The acquisition of Seacoast has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill of $50 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Seacoast into the Company.
Given that the fair value determination of net assets, specifically the credit assumptions related to the acquired loan balance, required management to make significant estimates and assumptions related to the associated credit risk, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination of the credit risk associated with these loans included the following, among others:

a.We tested the design and operating effectiveness of controls over the valuation of the acquired loans, including management’s controls over the determination of credit risk.
b.With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) the discounted cash flow valuation methodology and (2) credit risk assumption utilized in the calculations by:
i.Testing the source information underlying the determination of the credit risk assumptions and testing the mathematical accuracy of the calculation.
ii.Developing independent estimates and comparing those to the credit risk assumptions selected by management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 19, 2021

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of accounting standard update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
As described in Management’s Assessment on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Seacoast Commerce Banc Holdings (“SCBH”), which was acquired on November 12, 2020, and whose financial statements constitute 14% of total assets and 3% of net interest income of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at SCBH.
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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 19, 2021

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2020 and 2019

($ in thousands, except per share data)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$99,760	$74,769
Federal funds sold	1,519	3,060
Interest-earning deposits (including $36,525 and $15,285 pledged as collateral, respectively)	436,424	89,427
Total cash and cash equivalents	537,703	167,256
Interest-earning deposits greater than 90 days	7,626	3,730
Securities available-for-sale	912,429	1,135,317
Securities held-to-maturity	487,610	181,166
Loans held-for-sale	13,564	5,570
Loans	7,224,935	5,314,337
Less: Allowance for credit losses on loans	136,671	43,288
Total loans, net	7,088,264	5,271,049
Other investments	48,764	38,044
Fixed assets, net	53,169	60,013
Goodwill	260,567	210,344
Intangible assets, net	23,084	26,076
Other assets	318,791	235,226
Total assets	$9,751,571	$7,333,791

Liabilities and Shareholders' equity
Noninterest-bearing deposit accounts	$2,711,828	$1,327,348
Interest-bearing transaction accounts	1,768,497	1,367,444
Money market accounts	2,327,066	1,713,615
Savings accounts	627,903	536,169
Certificates of deposit:
Brokered	50,209	215,758
Other	499,886	610,689
Total deposits	7,985,389	5,771,023
Subordinated debentures and notes	203,637	141,258
FHLB advances	50,000	222,406
Other borrowings	271,081	230,886
Notes payable	30,000	34,286
Other liabilities	132,489	66,747
Total liabilities	8,672,596	6,466,606

Commitments and contingent liabilities (Note 18)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 33,190,306 and 28,067,087 shares issued, respectively	332	281
Treasury stock, at cost; 1,980,093 and 1,523,842 shares, respectively	(73,528)	(58,181)
Additional paid in capital	697,839	526,599
Retained earnings	417,212	380,737
Accumulated other comprehensive income	37,120	17,749
Total shareholders' equity	1,078,975	867,185
Total liabilities and shareholders' equity	$9,751,571	$7,333,791

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2020, 2019, and 2018

	Year ended December 31,
($ in thousands, except per share data)	2020	2019	2018
Interest income:
Interest and fees on loans	$270,238	$269,406	$217,212
Interest on debt securities:
Taxable	24,629	29,030	17,469
Nontaxable	8,397	3,515	1,074
Interest on interest-earning deposits	620	2,128	1,141
Dividends on equity securities	895	1,055	906
Total interest income	304,779	305,134	237,802
Interest expense:
Deposits	21,049	49,856	33,769
Subordinated debentures and notes	9,885	7,507	5,798
FHLB advances	2,673	6,668	5,556
Notes payable and other borrowings	1,171	2,386	774
Total interest expense	34,778	66,417	45,897
Net interest income	270,001	238,717	191,905
Provision for credit losses	65,398	6,372	6,644
Net interest income after provision for credit losses	204,603	232,345	185,261
Noninterest income:
Service charges on deposit accounts	11,717	12,801	11,749
Wealth management revenue	9,732	9,932	8,241
Card services revenue	9,481	9,154	6,686
Tax credit income	6,611	5,393	2,820
Miscellaneous income	16,962	11,896	8,851
Total noninterest income	54,503	49,176	38,347
Noninterest expense:
Employee compensation and benefits	92,288	81,295	66,039
Occupancy	13,457	12,465	9,550
Data processing	9,050	8,242	6,321
Professional fees	3,940	3,683	3,134
Merger-related expenses	4,174	17,969	1,271
Other	44,250	41,831	32,716
Total noninterest expense	167,159	165,485	119,031

Income before income tax expense	91,947	116,036	104,577
Income tax expense	17,563	23,297	15,360
Net income	$74,384	$92,739	$89,217

Earnings per common share
Basic	$2.76	$3.56	$3.86
Diluted	2.76	3.55	3.83

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2020, 2019, and 2018

	Year ended December 31,
($ in thousands)	2020	2019	2018
Net income	$74,384	$92,739	$89,217
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale debt securities	23,944	29,189	(4,626)
Reclassification adjustment for realized (gain) loss on the sale of available-for-sale debt securities	(317)	37	(7)
Reclassification of (gain) loss on held-to-maturity securities	(1,910)	(33)	3
Change in unrealized loss on cash flow hedges arising during the period	(5,947)	(2,262)	—
Reclassification of loss on cash flow hedges	3,601	100	—
Other comprehensive income (loss), net	19,371	27,031	(4,630)
Total comprehensive income	$93,755	$119,770	$84,587

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2020, 2019, and 2018

($ in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance December 31, 2017	$238	$(23,268)	$350,061	$225,360	$(3,818)	$548,573
Net income	$—	$—	$—	$89,217	$—	$89,217
Other comprehensive loss, net	—	—	—	—	(4,630)	(4,630)
Cash dividends paid on common shares, $0.47 per share	—	—	—	(10,845)	—	(10,845)
Repurchase of common shares, 435,435 shares	—	(19,387)	—	—	—	(19,387)
Issuance under equity compensation plans, 157,882 shares, net	1	—	(2,577)	—	—	(2,576)
Share-based compensation	—	—	3,452	—	—	3,452
Reclassification adjustments for change in accounting policies	—	—	—	834	(834)	—
Balance December 31, 2018	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	$—	$—	$—	$92,739	$—	$92,739
Other comprehensive income, net	—	—	—	—	27,031	27,031
Cash dividends paid on common shares, $0.62 per share	—	—	—	(16,568)	—	(16,568)
Repurchase of common shares, 396,737 shares	—	(15,526)	—	—	—	(15,526)
Issuance under equity compensation plans, 137,271 shares, net	2	—	(214)	—	—	(212)
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares	40	—	171,845	—	—	171,885
Share-based compensation	—	—	4,032	—	—	4,032
Balance December 31, 2019	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	$—	$—	$—	$74,384	$—	$74,384
Other comprehensive income, net	—	—	—	—	19,371	19,371
Cash dividends paid on common shares, $0.72 per share	—	—	—	(19,795)	—	(19,795)
Repurchase of common shares	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, 146,005 shares, net	1	—	77	—	—	78
Shares issued in connection with acquisition of Seacoast Commerce Banc Holdings, 4,977,214 shares	50	—	166,985	—	—	167,035
Share-based compensation	—	—	4,178	—	—	4,178
Reclassification for the adoption of ASU 2016-13 (CECL)	—	—	—	(18,114)	—	(18,114)
Balance December 31, 2020	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019, and 2018

	Year ended December 31,
($ in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$74,384	$92,739	$89,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,152	5,719	3,532
Provision for credit losses	65,398	6,372	6,644
Deferred income taxes	(12,578)	5,800	3,307
Net amortization of debt securities	6,745	2,973	1,691
Amortization of intangible assets	5,673	5,543	2,503
Gain on sale of investment securities
Mortgage loans originated-for-sale	(223,094)	(81,941)	(36,229)
Proceeds from mortgage loans sold	217,934	77,302	39,310
Loss (gain) on:
Sale of investment securities	(421)	49	(9)
Sale of other real estate	13	(113)	(13)
Sale of state tax credits	(2,016)	(2,549)	(2,820)
Share-based compensation	4,178	4,032	3,452
Net accretion of loan discount	(7,767)	(10,494)	(1,700)
Changes in other assets and liabilities, net	913	(12,975)	(77)
Net cash provided by operating activities	135,514	92,457	108,808
Cash flows from investing activities:
Acquisition cash purchase price, net of cash and cash equivalents acquired	62,114	(23,377)	—
Net increase in loans	(700,096)	(284,235)	(257,872)
Proceeds received from:
Sale of debt securities, available-for-sale	20,221	357,976	1,451
Paydown or maturity of debt securities, available-for-sale	329,350	146,132	84,189
Paydown or maturity of debt securities, held-to-maturity	41,377	7,447	6,397
Redemption of other investments	43,555	61,917	50,274
Sale of state tax credits held-for-sale	14,252	14,689	14,718
Sale of other real estate	652	4,798	875
Settlement of bank-owned life insurance policies	1,993	—	1,256
Payments for the purchase of:
Available for sale debt securities	(452,541)	(577,211)	(172,026)
Other investments	(50,421)	(68,963)	(51,828)
State tax credits held-for-sale	(11,026)	(11,356)	(6,017)
Fixed assets	(2,259)	(6,337)	(3,035)
Net cash used in investing activities	(702,829)	(378,520)	(331,618)

	Year ended December 31,
($ in thousands)	2020	2019	2018
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	627,756	57,551	(23,189)
Net increase in interest-bearing deposit accounts	505,604	44,300	454,760
Proceeds from the issuance of subordinated notes	61,953	—	—
Proceeds (repayments) from short-term FHLB advances, net	(172,300)	95,500	(102,500)
Proceeds from long-term FHLB advances	—	50,000	—
Repayment of PPPLF advances	(86,096)	—	—
Proceeds from notes payable	—	41,000	2,000
Repayments of notes payable	(4,286)	(8,714)	—
Net increase (decrease) in other borrowings	40,195	9,436	(32,224)
Cash dividends paid on common stock	(19,795)	(16,568)	(10,845)
Repurchase of common stock	(15,347)	(15,526)	(19,387)
Payments for the issuance of equity instruments, net	78	(212)	(2,576)
Net cash provided by financing activities	937,762	256,767	266,039
Net (decrease) increase in cash and cash equivalents	370,447	(29,296)	43,229
Cash and cash equivalents, beginning of period	167,256	196,552	153,323
Cash and cash equivalents, end of period	$537,703	$167,256	$196,552
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,423	$65,667	$45,650
Income taxes	7,514	13,582	10,136
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$798	$8,148	$876
Sales of other real estate financed	48	621	—
Transfer of securities from available-for-sale to held-to-maturity	352,665	116,303	—
Transfer to loans from fixed assets for deconsolidation of partnership	3,336	—	—
Right-of-use assets obtained in exchange for lease obligations	1,623	5,208	—
Common shares issued in connection with acquisitions	167,035	171,885	—

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below.

Business and Consolidation
Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in the Arizona, California, Kansas, Missouri, Nevada, and New Mexico markets through its banking subsidiary, Enterprise Bank & Trust. All intercompany accounts and transactions have been eliminated.

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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days of the balance sheet date to be cash and cash equivalents. At December 31, 2019, approximately $9.7 million of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve requirements. There were no required reserves on December 31, 2020.

Recent Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (ASU 2016-13) which replaces the incurred loss methodology with an expected loss methodology commonly referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities.

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

On January 1, 2020, the Company adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The Company previously selected the option to adopt the removal or modification of disclosures during the second quarter of 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented. All other amendments are applied retrospectively to all periods presented upon their effective date. The adoption of this update did not have a material effect on the Company's consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (ASU 2017-04). ASU 2017-04 simplifies the quantitative measurement of goodwill by eliminating Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The adoption of this update did not have a material effect on the Company's consolidated financial statements.

ASU 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). ASU 2021-01 was issued in January 2021 and provided optional expedients and exceptions in ASC 848 to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update were effective immediately upon issuance and did not have a material effect on the Company's consolidated financial statements.

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

Prior to the adoption of ASU 2016-13 on January 1, 2020, declines in the fair value of securities below their cost deemed to be other-than-temporary were reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management evaluated investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis required management to consider various factors, which included (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it’s more likely than not the Company would be required to sell the security before its anticipated recovery in market value.

An ACL on held-to-maturity securities is deducted from the amortized cost basis of the securities to reflect the expected amount to be collected. When it is determined that a security will not be collected, the balance is written-off through the allowance. In evaluating the need for an ACL, securities with similar risk characteristics are grouped and an estimate of expected cash flows is determined using historical loss experience, adjusted for current and reasonable and supportable forecasts of economic conditions.

For available-for-sale securities in a loss position, the Company evaluates whether the decline in fair value below amortized cost resulted from a credit loss or other factors. Losses attributed to credit are recognized through an ACL on available-for-sale securities, limited to the amount that the fair value of securities is less than the amortized cost basis. In assessing credit loss, the Company considers, among other things, (1) the extent to which fair value is less than the amortized cost basis, (2) adverse conditions specific to the security or industry, (3) historical payment patterns, (4) the likelihood of future payments, and (5) changes to the rating of a security by a rating agency.

The Company has elected to exclude accrued interest receivable balances from the estimate of the ACL as these amounts are timely written off as a credit loss expense. Adjustments to the ACL on held-to-maturity and available-for-sale securities are recognized as a component of the provision for credit losses in the Consolidated Statements of Operations.

Premiums and discounts are amortized or accreted over the expected lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held-for-Sale and Servicing Assets
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are usually sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held-for-sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on these loans.

The Company also originates SBA7(a) loans that generally provides for a guarantee of 75% up to a maximum amount. The guaranteed portion of the loan can be sold in an active secondary market. For the year ended December 31, 2020, all SBA7(a) loans are considered held-for-investment; however, as the Company makes the determination to sell the loans, they will be moved into the held-for-sale category. Sales of SBA guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. At December 31, 2020, the Company was servicing $296 million in SBA loans and has recorded a related servicing asset of $5.7 million. The servicing asset is accounted for under the amortization method and is evaluated for impairment. Amortization of the servicing asset is recorded as a reduction to servicing income.

Gains on the sale of loans held-for-sale are reported net of direct origination fees and costs in the Company’s Consolidated Statements of Operations.

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

Accrued interest receivable totaled $31.1 million at December 31, 2020 and was reported in Other Assets on the consolidated balance sheets.

Acquired Loans
Prior to the adoption of ASU 2016-13 on January 1, 2020, PCI loans were acquired in a business combination or transaction, had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceeded the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” were not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregated individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows were recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflected only losses incurred after the acquisition. Disposals of loans, including sales of loans, paydowns, payments in full or foreclosures resulted in the removal or reduction of the loan from the loan pool.

Subsequent to the adoption of ASU 2016-16, acquired loans are separated into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (PCD), for loans which have experienced more than insignificant credit deterioration since origination, or loans with no credit deterioration (non-PCD). At the date of acquisition, an ACL on PCD loans is determined and added to the amortized cost basis of the individual loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. The ACL on PCD loans is recorded in the acquisition accounting and no provision for credit losses is recognized at the acquisition date. Subsequent changes to the ACL are recorded through provision expense. For non-PCD loans, an ACL is established immediately after the acquisition through a charge to the provision for credit losses.

The ACL for both PCD and non-PCD is determined by pooling loans with similar risk characteristics and using the approach discussed below under “Allowance for Credit Losses on Loans”.

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

When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate at origination. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Loans and leases, which are deemed uncollectible, are charged off to the allowance for credit losses, while recoveries of amounts previously charged off are credited to the allowance for credit losses.

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

Allowance for Credit Losses on Loans
The ACL on loans is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

The ACL on loans is measured on a collective basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

C&I – C&I loans consist of loans to small and medium-sized businesses in a wide variety of industries. These loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. Risk arises primarily due to a difference between expected and actual cash flows of the borrower. However, the recoverability of these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. Included within C&I are revolving loans supported by borrowing bases that fluctuate depending on the amount of underlying collateral. A portion of C&I loans consists of sponsor finance, which are loans with senior debt exposure to private equity backed companies.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset’s carrying amount. The Company’s annual test for impairment was performed in the fourth quarter of December 31, 2020. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

Impairment of Long-Lived Assets
Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” The Company assigns derivatives to one of these categories at the purchase date: cash flow hedge, fair value hedge, or non-designated derivatives. An assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge is performed as required by the accounting standards. Derivatives are included in other assets and other liabilities in the consolidated balance sheets. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement. Generally, the only derivative instruments used by the Company have been interest rate swaps, forward currency contracts, and interest rate caps.

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

For divestitures, the Company measures an asset (disposal group) classified as held-for-sale at the lower of its carrying value at the date the asset is initially classified as held-for-sale or its fair value less costs to sell. The Company reports the results of operations of an entity or group of components that either has been disposed of or held-for-sale as discontinued operations only if the disposal of that component represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

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

NOTE 2 - ACQUISITIONS & DIVESTITURES

The acquisitions noted below have been accounted for as business combinations using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill arising from the acquisitions consist largely of the synergies and economies of scale expected from combining the operations into Enterprise. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following tables present the assets acquired and liabilities assumed. Additional adjustments may be recorded during the measurement period specified in ASC 805, Business Combinations, as additional information becomes known.

Acquisition of Seacoast Commerce Banc Holdings

On November 12, 2020, the Company closed its acquisition of 100% of Seacoast and its wholly-owned subsidiary, Seacoast Commerce Bank. Seacoast operated five full-service retail and commercial banking offices in California and Nevada, as well as SBA loan production offices and deposit production offices in Arizona, California, Colorado, Illinois, Indiana, Massachusetts, Michigan, Nevada, Ohio, Oregon, Texas, Utah, and Washington.

Seacoast shareholders received 0.5061 shares of EFSC common stock for each Seacoast common share and cash in lieu of any fractional shares. In connection with the merger, Enterprise issued approximately 5.0 million shares of EFSC Common Stock valued at $33.56 per share, which was the closing price of Enterprise common stock on November 12, 2020. The value of the transaction consideration was approximately $169 million. The Company recognized $4.2 million of merger-related costs recorded in noninterest expense in the statement of operations for the year ended December 31, 2020.

($ in thousands)	As Recorded by Seacoast	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$63,744	$—		$63,744
Loans	1,160,602	29,839	(a)	1,190,441
Other investments	12,100	—		12,100
Fixed assets	925	(275)	(b)	650
Accrued interest receivable	4,511	—		4,511
Goodwill	35,395	(35,395)	(c)	—
Intangible assets	1,513	1,168	(d)	2,681
Deferred tax assets	12,009	(8,687)	(e)	3,322
Other assets	35,025	(437)	(f)	34,588
Total assets acquired	$1,325,824	$(13,787)		$1,312,037

Liabilities assumed:
Deposits	$1,081,034	$(28)	(f)	$1,081,006
PPPLF advances	86,096	—		86,096
Accrued interest payable	185	—		185
Other liabilities	25,211	1,097	(f)	26,308
Total liabilities assumed	$1,192,526	$1,069		$1,193,595

Net assets acquired	$133,298	$(14,856)		$118,442

Consideration paid:
Cash				$1,630
Common stock				167,035
Total consideration paid				$168,665

Goodwill				$50,223

(a)Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs and elimination of the allowance for loan losses recorded by Seacoast.
(b)Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.
(c)Adjustment to eliminate goodwill.
(d)Eliminate acquired intangibles and record the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum-of-years digits method over a useful life of 10 years.
(e)Adjustment for deferred taxes.
(f)Other miscellaneous fair value adjustments.

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2020 and 2019, as if the acquisition had occurred on January 1, 2019. The pro forma results combine the historical results of Seacoast with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including amortization and accretion of fair value adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition-related expenses that have been incurred as of December 31, 2020 are included in net income in the table below.

	Pro Forma
	Twelve months ended December 31,
($ in thousands, except per share data)	2020	2019
Total revenue (net interest income plus noninterest income)	$381,914	$355,500
Net income	93,918	86,888
Diluted earnings per common share	3.00	2.79

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

The following table presents the assets acquired and liabilities assumed of Trinity as of March 8, 2019.

($ in thousands)	As Recorded by Trinity	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$13,899	$—		$13,899
Interest-earning deposits greater than 90 days	100	—		100
Securities	428,715	(619)	(a)	428,096
Loans	705,057	(20,743)	(b)	684,314
Other real estate	5,284	(2,059)	(c)	3,225
Other investments	6,673	—		6,673
Fixed assets	27,586	(300)	(d)	27,286
Accrued interest receivable	3,997	—		3,997
Intangible assets	—	23,066	(e)	23,066
Deferred tax assets	10,708	(2,386)	(f)	8,322
Other assets	35,045	(1,484)	(g)	33,561
Total assets acquired	$1,237,064	$(4,525)		$1,232,539

Liabilities assumed:
Deposits	$1,081,151	$36	(g)	$1,081,187
Subordinated debentures	26,806	(3,972)	(g)	22,834
FHLB advances	6,800	171	(g)	6,971
Accrued interest payable	370	—		370
Other liabilities	5,842	(827)	(g)	5,015
Total liabilities assumed	$1,120,969	$(4,592)		$1,116,377

Net assets acquired	$116,095	$67		$116,162

Consideration paid:
Cash				$37,275
Common stock				171,885
Total consideration paid				$209,160

Goodwill				$92,998
(a)Fair value adjustments of the securities portfolio.
(b)Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs and elimination of the allowance for loan losses recorded by Trinity.
(c)Fair value adjustment based on the Company’s evaluation of the acquired other real estate portfolio.
(d)Fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.
(e)Record the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum-of-years digits method over a useful life of 10 years.
(f)Adjustment for deferred taxes.
(g)Other miscellaneous fair value adjustments.

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

	Pro Forma
	Twelve months ended December 31,
($ in thousands, except per share data)	2019	2018
Total revenue (net interest income plus noninterest income)	$296,677	$286,076
Net income	107,626	85,579
Diluted earnings per common share	4.11	3.14

NOTE 3 - EARNINGS PER SHARE

The following table presents a summary of earnings per common share data and amounts for the periods indicated.

	Year ended December 31,
($ in thousands, except per share data)	2020	2019	2018
Net income	$74,384	$92,739	$89,217

Weighted average common shares outstanding	26,954	26,045	23,100
Additional dilutive common stock equivalents	35	114	189
Weighted average diluted common shares outstanding	26,989	26,159	23,289

Basic earnings per common share:	$2.76	$3.56	$3.86
Diluted earnings per common share:	$2.76	$3.55	$3.83

For 2020 and 2019, common stock equivalents of approximately 156,000 and 21,000, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive. For 2018, the amount was immaterial.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity:

	December 31, 2020
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$14,978	$186	$(3)	$15,161
Obligations of states and political subdivisions	335,271	8,994	(33)	344,232
Agency mortgage-backed securities	506,703	20,190	(321)	526,572
Corporate debt securities	14,750	248	—	14,998
U.S. Treasury Bills	10,980	486	—	11,466
Total securities available-for-sale	$882,682	$30,104	$(357)	$912,429

Held-to-maturity securities:
Obligations of states and political subdivisions	$248,324	$2,814	$—	$251,138
Agency mortgage-backed securities	112,742	2,295	(496)	114,541
Corporate debt securities	126,993	8,851	—	135,844
Total securities held-to-maturity	$488,059	$13,960	$(496)	$501,523
Less: Allowance for credit losses	449
Total securities held-to-maturity, net	$487,610

	December 31, 2019
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$9,954	$92	$—	$10,046
Obligations of states and political subdivisions	207,269	6,118	(363)	213,024
Agency mortgage-backed securities	888,129	15,083	(1,191)	902,021
U.S. Treasury Bills	9,971	255	—	10,226
Total securities available-for-sale	$1,115,323	$21,548	$(1,554)	$1,135,317

Held-to-maturity securities:
Obligations of states and political subdivisions	$11,704	$170	$—	$11,874
Agency mortgage-backed securities	46,346	675	—	47,021
Corporate debt securities	123,116	128	(200)	123,044
Total securities held-to-maturity	$181,166	$973	$(200)	$181,939

During 2020 and 2019, the Company transferred securities with a book value of $331.0 million and $116.3 million and fair value of $352.6 million and $123.2 million, respectively, from available-for-sale to held-to-maturity. The Company believes the held-to-maturity category is more consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. Accordingly, the balance of held-to-maturity securities in the “Amortized cost”

column in the table above includes a net unamortized unrealized gain of $25.6 million and $6.6 million at December 31, 2020 and 2019, respectively. Such amounts are amortized over the remaining life of the securities.

At December 31, 2020, and 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Securities having a fair value of $525.8 million and $484.8 million at December 31, 2020, and December 31, 2019, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the agency mortgage-backed securities is approximately 3 years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,048	$12,240	$—	$—
Due after one year through five years	21,977	22,629	11,589	12,040
Due after five years through ten years	19,711	20,105	132,613	141,252
Due after ten years	322,243	330,883	231,115	233,690
Agency mortgage-backed securities	506,703	526,572	112,742	114,541
	$882,682	$912,429	$488,059	$501,523

There were 30 available-for-sale securities and 73 available-for-sale and held-to-maturity securities in an unrealized loss position as of December 31, 2020 and December 31, 2019, respectively, included in the following tables:

	December 31, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$4,997	$3	$—	$—	$4,997	$3
Obligations of states and political subdivisions	4,079	33	—	—	4,079	33
Agency mortgage-backed securities	65,986	321	—	—	65,986	321
	$75,062	$357	$—	$—	$75,062	$357

The following table presents a summary of available-for-sale and held-to-maturity investment securities in an unrealized loss position:

	December 31, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	56,327	363	—	—	56,327	363
Agency mortgage-backed securities	131,693	756	41,491	435	173,184	1,191
Corporate debt securities	67,964	200	—	—	67,964	200
	$255,984	$1,319	$41,491	$435	$297,475	$1,754

The unrealized losses at both December 31, 2020, and 2019, were primarily attributable to changes in market interest rates since the securities were purchased. At December 31, 2020, the Company had not recorded an ACL on available-for-sale securities. At December 31, 2019, the Company had not recognized an other-than-temporary impairment.

Accrued interest receivable on held-to-maturity debt securities totaled $3.6 million at December 31, 2020 and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2020, the ACL on held-to-maturity securities was $0.4 million.

 The gross gains and losses realized from sales of available-for-sale investment securities were as follows:

	December 31,
($ in thousands)	2020	2019	2018
Gross gains realized	$421	$400	$9
Gross losses realized	—	(449)	—
Proceeds from sales	20,221	357,976	1,451

Other Investments
At December 31, 2020, and 2019, other investments totaled $48.8 million and $38.0 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $10.8 million, and $15.7 million at December 31, 2020, and 2019, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs, CDFIs, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties, see “Note 11 – Subordinated Debentures.”

NOTE 5 - LOANS

Below is a summary of loans by category at December 31, 2020 and 2019:

($ in thousands)	December 31, 2020	December 31, 2019*
Commercial and industrial	$3,100,299	$2,361,157
Real estate loans:
Commercial - investor owned	1,589,419	1,299,884
Commercial - owner occupied	1,498,408	697,437
Construction and land development	546,686	457,273
Residential	319,179	366,261
Total real estate loans	3,953,692	2,820,855
Other	187,083	134,941
Loans, before unearned loan fees	7,241,074	5,316,953
Unearned loan fees, net	(16,139)	(2,616)
Loans, including unearned loan fees	$7,224,935	$5,314,337
*Includes $90.3 million of loans previously reported as PCI.

PPP loans totaled $709.9 million at December 31, 2020, or $698.6 million net of unearned fees of $11.3 million. The loan balance includes a net premium on acquired loans of $16.1 million at December 31, 2020, and a net discount of $36.0 million at December 31, 2019. At December 31, 2020 loans of $2.5 billion were pledged to FHLB and the Federal Reserve Bank.

Following is a summary of activity for the years ended December 31, 2020 and 2019 of loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

($ in thousands)	December 31, 2020	December 31, 2019
Balance at beginning of year	$5,475	$17,169
New loans and advances	2,013	1,376
Payments and other reductions	(1,771)	(13,070)
Balance at end of year	$5,717	$5,475

A summary of the activity, by loan category, in the allowance for loan losses for 2018 and 2019, excluding the allowance on PCI loans, and the ACL on loans for 2020 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Balance at December 31, 2018
Allowance for loan losses:
Balance, beginning of year	$26,406	$3,890	$3,308	$1,487	$2,237	$838	$38,166
Provision for loan losses	8,394	709	1,216	97	(583)	(20)	9,813
Charge-offs	(6,894)	—	(313)	(56)	(546)	(167)	(7,976)
Recoveries	1,133	84	28	459	508	80	2,292
Balance, end of year	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295

Balance at December 31, 2019
Allowance for loan losses:
Balance, beginning of year	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Provision for loan losses	4,801	1,708	673	(237)	(330)	67	6,682
Charge-offs	(6,882)	(551)	(58)	(54)	(667)	(382)	(8,594)
Recoveries	338	95	19	776	661	295	2,184
Balance, end of year	$27,296	$5,935	$4,873	$2,472	$1,280	$711	$42,567

Balance at December 31, 2020
Allowance for credit losses:
Balance at December 31, 2019	$27,296	$5,935	$4,873	$2,472	$1,280	$711	$42,567
PCI allowance at December 31, 2019	159	—	—	139	—	423	721
CECL adoption	6,494	10,726	2,598	5,183	3,470	(84)	28,387
PCD loans immediately charged off	—	(5)	(57)	(217)	(1,401)	—	(1,680)
Balance, beginning of year	$33,949	$16,656	$7,414	$7,577	$3,349	$1,050	$69,995
Provision for loan losses	28,373	11,037	7,845	13,438	674	2,012	63,379
Initial allowance on acquired PCD loans	23	2,026	1,427	45	3	—	3,524
Charge-offs	(5,381)	(498)	(30)	(31)	(408)	(391)	(6,739)
Recoveries	1,848	2,841	356	384	967	116	6,512
Balance, end of year	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671

The ACL on sponsor finance loans, which is included in the categories above, represented $19.0 million as of December 31, 2020.

On January 1, 2020, the Company adopted the CECL methodology which added $28.4 million to the ACL on loans. Upon adoption, $1.7 million of nonaccrual PCD loans with individual outstanding balances of less than $100,000 were immediately charged-off. Under the CECL method, the Company recorded $63.4 million in provision for credit losses on loans in the twelve months ended December 31, 2020, compared to $6.7 million in provision for loan losses in the prior year period (excluding the allowance release on PCI loans), under the incurred loss method. The increase in the provision for credit losses in 2020 was primarily due to a change in economic forecasts from the end of 2019 due to the COVID-19 pandemic.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model, Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 70%, 5%, and 25%, respectively, which added approximately $5.9 million to the ACL over the baseline model. These forecasts incorporate an accommodative monetary policy and the current impact of government stimulus. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, including the hospitality sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines if another significant wave of COVID hits, small-business bankruptcies occur at higher levels, or unemployment increases.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the DCF model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At December 31, 2020, the ACL on loans included a qualitative adjustment of approximately $24.0 million. Of this amount, approximately $11.1 million was allocated to Sponsor Finance loans due to their unsecured nature and the increased risk associated with payment deferrals in that portfolio.

The recorded investment in nonperforming loans by category at December 31, 2020 and 2019 is as follows:

	December 31, 2020
($ in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$18,158	$3,482	$130	$21,770	$8,316
Real estate:
Commercial - investor owned	9,579	—	—	9,579	716
Commercial - owner occupied	2,940	—	—	2,940	6,024
Residential	4,112	77	—	4,189
Other	29	—	—	29	3,190
Total	$34,818	$3,559	$130	$38,507	$18,246

	December 31, 2019
($ in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$22,328	$—	$250	$22,578	$7,654
Real estate:
Commercial - investor owned	2,303	—	—	2,303	811
Commercial - owner occupied	213	—	—	213	213
Residential	1,251	79	—	1,330	1,120
Other	1	—	—	1	—
Total	$26,096	$79	$250	$26,425	$9,798

The following table presents the amortized cost basis of collateral-dependent nonperforming loans by class of loan at December 31, 2020:

	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$8,316	$—	$394	$—
Real estate:
Commercial - investor owned	9,579	—	—	—
Commercial - owner occupied	2,940	—	—	—
Residential	—	4,135	—	—
Other	—	—	—	17
Total	$20,835	$4,135	$394	$17
The recorded investment by category for loans restructured during the years ended December 31, 2020 and 2019 is as follows:

	Year ended December 31, 2020			Year ended December 31, 2019
($ in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	3	$7,447	$7,447	—	$—	$—
Real estate:
Commercial - owner occupied	—	—	—	1	188	188
Residential	3	372	372	2	332	332
Total	6	$7,819	$7,819	3	$520	$520

Restructured loans primarily resulted from interest rate concessions. As of December 31, 2020, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

Loans restructured that subsequently defaulted during the year ended December 31, 2019 are as follows:

	Year ended December 31, 2019
($ in thousands, except for number of loans)	Number of Loans	Recorded Balance
Commercial and industrial	2	$352
Total	2	$352

There were no restructured loans that subsequently defaulted during the year ended December 31, 2020.

In response to the COVID-19 pandemic, the Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not included above as troubled debt restructurings. As of December 31, 2020, $687.8 million in loans have participated in the programs, including $340.0 million in loans deferring full principal and interest payments and $347.8 million in loans deferring principal only. As of December 31, 2020, $63.0 million loans remain in a deferral status. Interest of $4.1 million has been deferred and will be collected upon final maturity.

The aging of the recorded investment in past due loans by class and category at December 31, 2020 and 2019 is shown below:

	December 31, 2020
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$8,652	$12,928	$21,580	$3,067,415	$3,088,995
Real estate:
Commercial - investor owned	734	9,301	10,035	1,579,384	1,589,419
Commercial - owner occupied	328	4,647	4,975	1,493,433	1,498,408
Construction and land development	13	—	13	546,673	546,686
Residential	2,071	2,118	4,189	314,990	319,179
Other	1,731	50	1,781	180,467	182,248
Total	$13,529	$29,044	$42,573	$7,182,362	$7,224,935

	December 31, 2019
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$5,679	$8,212	$13,891	$2,331,932	$2,345,823
Real estate:
Commercial - investor owned	321	1,492	1,813	1,261,168	1,262,981
Commercial - owner occupied	562	213	775	677,747	678,522
Construction and land development	308	—	308	449,072	449,380
Residential	4,689	595	5,284	349,908	355,192
Other	81	—	81	132,069	132,150
Total	$11,640	$10,512	$22,152	$5,201,896	$5,224,048

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
•Grade 8 – Substandard credits will include those borrowers characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.
•Grade 9 – Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. The borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on non-accrual.

The recorded investment by risk category of the loans by class at December 31, 2020, which is based upon the most recent analysis performed is as follows:

	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,402,276	$454,729	$262,258	$132,832	$25,057	$58,315	$14,118	$527,170	$2,876,755
Watch (7)	44,922	15,369	9,585	7,509	19,613	110	—	60,448	157,556
Classified (8-9)	6,602	9,219	3,115	3,964	4,490	1,080	1,281	22,432	52,183
Total Commercial and industrial	$1,453,800	$479,317	$274,958	$144,305	$49,160	$59,505	$15,399	$610,050	$3,086,494

Commercial real estate-investor owned
Pass (1-6)	$481,867	$338,843	$189,305	$131,718	$138,288	$161,439	$6,509	$32,058	$1,480,027
Watch (7)	32,308	19,722	6,656	—	9,647	17,370	—	—	85,703
Classified (8-9)	—	5,278	8,716	5,830	1,245	2,620	—	—	23,689
Total Commercial real estate-investor owned	$514,175	$363,843	$204,677	$137,548	$149,180	$181,429	$6,509	$32,058	$1,589,419

Commercial real estate-owner occupied
Pass (1-6)	$419,142	$287,001	$215,181	$179,382	$104,470	$167,456	$2,672	$45,323	$1,420,627
Watch (7)	13,657	5,257	3,113	6,198	4,338	8,460	1,776	941	43,740
Classified (8-9)	2,420	7,427	5,822	6,140	1,309	10,860	—	63	34,041
Total Commercial real estate-owner occupied	$435,219	$299,685	$224,116	$191,720	$110,117	$186,776	$4,448	$46,327	$1,498,408

Construction real estate
Pass (1-6)	$223,069	$156,360	$45,460	$18,579	$11,539	$9,144	$—	$28,880	$493,031
Watch (7)	2,544	86	34,179	11,632	—	2,499	—	—	50,940
Classified (8-9)	56	2,124	503	1	—	31	—	—	2,715
Total Construction real estate	$225,669	$158,570	$80,142	$30,212	$11,539	$11,674	$—	$28,880	$546,686

Residential real estate
Pass (1-6)	$57,059	$27,907	$17,718	$17,138	$27,443	$92,657	$1,172	$66,902	$307,996
Watch (7)	210	840	526	—	514	1,603	287	511	4,491
Classified (8-9)	571	733	121	14	898	3,181	—	253	5,771
Total residential real estate	$57,840	$29,480	$18,365	$17,152	$28,855	$97,441	$1,459	$67,666	$318,258

Other
Pass (1-6)	$43,526	$28,195	$30,074	$9,646	$5,641	$17,027	$—	$40,779	$174,888
Watch (7)	—	1	8	—	—	2,637	—	1	2,647
Classified (8-9)	—	18	19	13	—	17	8	4	79
Total Other	$43,526	$28,214	$30,101	$9,659	$5,641	$19,681	$8	$40,784	$177,614

In the table above, loan originations in 2020 and 2019 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.
The following table presents the recorded investment on loans based on payment activity:

	December 31, 2020
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$2,502	$—	$2,502
Real estate:
Residential	921	—	921
Other	4,612	21	4,633
Total	$8,035	$21	$8,056

The recorded investment by risk category of the loans by class and category at December 31, 2019 is as follows:

	December 31, 2019
($ in thousands)	Pass (1-6)	Watch (7)	Classified (8 & 9)	Total*
Commercial and industrial	$2,151,084	$124,718	$70,021	$2,345,823
Real estate:
Commercial - investor owned	1,242,569	17,572	2,840	1,262,981
Commercial - owner occupied	643,276	28,773	6,473	678,522
Construction and land development	437,134	12,140	106	449,380
Residential	348,246	4,450	2,496	355,192
Other	132,096	3	51	132,150
Total	$4,954,405	$187,656	$81,987	$5,224,048
*Excludes $90.3 million of loans previously accounted for as PCI

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

($ in thousands)	At November 12, 2020
Par value of acquired loans	$137,693
Allowance for credit losses	(3,524)
Non-credit premium	928
Purchase price of acquired loans	$135,097

NOTE 6 - LEASES

The Company has banking and limited-service facilities, datacenters, and certain equipment leased under agreements. Most of the leases expire between 2021 and 2025 and include one or more renewal options of up to 5 years. One lease expires in 2031. All leases are classified as operating leases.

	For the twelve months ended
($ in thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$3,207	$3,301
Short-term lease cost	201	288
Total lease cost	$3,408	$3,589

Payments on operating leases included in the measurement of lease liabilities during each of the twelve months ended December 31, 2020 and 2019 totaled $3.3 million. Right-of-use assets obtained in exchange for lease obligations totaled $1.6 million and $5.2 million during the twelve months ended December 31, 2020 and 2019, respectively. The additions in 2020 were primarily from the Seacoast acquisition.

Supplemental balance sheet information related to leases was as follows:

	As of
($ in thousands)	December 31, 2020	December 31, 2019
Operating lease right-of-use assets, included in other assets	$13,636	$14,843
Operating lease liabilities, included in other liabilities	14,152	15,461

Operating leases
Weighted average remaining lease term	5 years	6 years
Weighted average discount rate	2.5%	2.7%

Maturities of operating lease liabilities were as follows:

($ in thousands)
Year	Amount
2021	$4,043
2022	2,988
2023	2,622
2024	2,190
2025	978
Thereafter	2,266
Total operating lease liabilities, payments	15,087
Less: present value adjustment	935
Operating lease liabilities	$14,152

Lessor income was $1.8 million and $0.9 million during the twelve months ended December 31, 2020, and 2019, respectively.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has executed a series of cash flow hedges to fix the effective interest rate for payments due on $62.0 million of LIBOR-based junior subordinated debentures to a weighted-average-fixed rate of 2.62%. Select terms of the hedges are as follows:

$ in thousands
Notional	Fixed Rate	Maturity Date
$15,465	2.60%	March 15, 2024
$14,433	2.60%	March 30, 2024
$18,558	2.64%	March 15, 2026
$13,506	2.64%	March 17, 2026

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.5 million will be reclassified as an increase to interest expense. Concurrently with the repayment of $200 million of variable-rate FHLB advances in the fourth quarter of 2020, the Company terminated two interest rate swaps with a notional value of $200.0 million. A loss of $3.2 million was recognized on the termination of the swaps.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2020 and December 31, 2019.

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
Interest rate swap	$61,962	$61,962	$—	$—	$5,987	$2,872

Derivatives not Designated as Hedging Instruments
Interest rate swap	$1,026,016	$749,819	$28,703	$11,055	$28,980	$11,875

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are subject to offsetting as of December 31, 2020 and December 31, 2019. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$28,703	$—	$28,703	$2	$—	$28,701

Liabilities:
Interest rate swap	$34,967	$—	$34,967	$2	$34,903	$62
Securities sold under agreements to repurchase	271,081	—	271,081	—	271,081	—

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$11,055	$—	$11,055	$56	$—	$10,999

Liabilities:
Interest rate swap	$14,747	$—	$14,747	$56	$14,573	$118
Securities sold under agreements to repurchase	230,886	—	230,886	—	230,886	—
As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $35.8 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $36.5 million.

NOTE 8 - FIXED ASSETS

A summary of fixed assets at December 31, 2020 and 2019, is as follows:

	December 31,
($ in thousands)	2020	2019
Land	$13,389	$14,079
Buildings and leasehold improvements	53,007	54,838
Furniture, fixtures and equipment	16,560	15,178
Capitalized software	1,373	1,373
	84,329	85,468
Less accumulated depreciation and amortization	31,160	25,455
Total fixed assets	$53,169	$60,013

Depreciation and amortization of fixed assets included in noninterest expense amounted to $6.2 million, $5.7 million, and $3.5 million in 2020, 2019, and 2018, respectively.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The table below presents a summary of goodwill:

($ in thousands)	Years ended December 31,
	2020	2019
Goodwill, beginning of year	$210,344	$117,345
Additions from acquisition	50,223	92,999
Goodwill, end of year	$260,567	$210,344

The table below presents a summary of intangible assets:

($ in thousands)	Years ended December 31,
	2020	2019
Core deposit intangible, net, beginning of year	$26,076	$8,553
Additions from acquisition	2,681	23,066
Amortization	(5,673)	(5,543)
Core deposit intangible, net, end of year	$23,084	$26,076

Amortization expense on the core deposit intangibles was $5.7 million, $5.5 million, and $2.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. The core deposit intangibles are being amortized over a 10-year period.

The following table reflects the amortization schedule for the core deposit intangible at December 31, 2020.

Year	Core Deposit Intangible ($ in thousands)
2021	$5,295
2022	4,517
2023	3,840
2024	3,162
2025	2,485
After 2025	3,785
$23,084

NOTE 10 - DEPOSITS

Following is a summary of certificates of deposit maturities at December 31, 2020:

($ in thousands)	Brokered	Customer	Total
Less than 1 year	$—	$384,529	$384,529
Greater than 1 year and less than 2 years	—	75,484	75,484
Greater than 2 years and less than 3 years	25,069	12,663	37,732
Greater than 3 years and less than 4 years	25,140	17,587	42,727
Greater than 4 years and less than 5 years	—	4,043	4,043
Greater than 5 years	—	5,580	5,580
	$50,209	$499,886	$550,095

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $169.5 million as of December 31, 2020.

Following is a summary of activity for the year ended December 31, 2020, for deposit accounts of executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director.

($ in thousands)	December 31, 2020
Balance at beginning of year	$9,763
Deposits	2,441
Withdrawals	(4,961)
Balance at end of year	$7,243

The Company is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offer products that qualify large deposits for FDIC insurance. At December 31, 2020, the Company had $7.3 million of CDARS deposits and $71.7 million of ICS deposits. At December 31, 2020 and 2019, overdraft deposits of $1.0 million and $2.1 million, respectively, were reclassified to loans.

NOTE 11 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company’s subordinated debentures at December 31, 2020 and 2019 were as follows:

	Amount		Maturity Date	Initial Call Date (1)	Interest Rate
($ in thousands)	2020	2019
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I (2)	7,752	7,886	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (2)	4,443	4,388	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III (2)	5,272	5,206	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV	10,310	10,302	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (2)	7,706	7,543	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total junior subordinated debentures	92,290	92,132
5.75% Fixed-to-floating rate subordinated notes	63,250	—	June 1, 2030	June 1, 2025	Fixed @ 5.75% until June 1, 2025, then floats @ Benchmark rate (3 month term SOFR) + 5.66%
4.75% Fixed-to-floating rate subordinated notes	50,000	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(1,903)	(874)
Total fixed-to-floating rate subordinated notes	111,347	49,126
Total subordinated debentures and notes	$203,637	$141,258

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

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated statements of operations. The Company’s investment of $2.9 million at December 31, 2020, in these trusts is included in other investments in the consolidated balance sheets. The Company has fixed the interest rate on a portion of its junior subordinated debentures through a series of interest rate swaps. For further discussion of the interest rate swaps and the corresponding terms, see “Note 7 - Derivative Financial Instruments.”

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

NOTE 12 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans, and certain commercial real estate loans. At December 31, 2020 and 2019, the carrying value of the loans pledged to the FHLB of Des Moines was $1.4 billion and $1.6 billion, respectively. The secured line of credit had availability of approximately $739.1 million at December 31, 2020.

The following table summarizes the type, maturity, and rate of the Company’s FHLB advances at December 31:

		2020		2019
($ in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	Less than 1 year	$—	—%	$170,000	1.73%
Non-amortizing fixed advance	Greater than 1 year	50,000	1.56%	52,406	1.62%
Total FHLB advances		$50,000	1.56%	$222,406	1.70%

In August 2019, the Company entered into agreements totaling $50 million for convertible advances with a weighted average rate of 1.56% that mature in 2024 and are currently puttable by the FHLB.

At December 31, 2020, the Company used $6.0 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

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

A summary of securities sold under agreements to repurchase is as follows:

	December 31,
($ in thousands)	2020	2019
Securities sold under agreement to repurchase	$271,081	$230,886

Average balance during the year	206,338	169,179
Maximum balance outstanding at any month-end	271,081	230,886
Average interest rate during the year	0.23%	0.69%
Average interest rate at December 31	0.07%	0.91%

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2020, $0.9 billion was available under this line. This line is secured by a pledge of certain eligible loans aggregating $1.1 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2020.

Federal Reserve PPPLF
The Company acquired $86.1 million of Federal Reserve PPPLF funds from the Seacoast acquisition which were subsequently paid off in November 2020.

Revolving Credit Line
In February 2016, the Company entered into a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank. The Revolving Agreement has a one-year term, maturing on February 22, 2021. It is in process of renewal and allows for borrowings up to $25 million. The interest rate is the one-month LIBOR plus 125 basis points. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants.

A summary of the amounts drawn on the Revolving Agreement is as follows:

December 31,
($ in thousands)	2019
Outstanding balance	$—

Average balance during the year	323
Maximum balance outstanding at any month-end	2,000
Weighted average interest rate during the year	4.61%
Average interest rate at December 31	—

The revolving credit line was not accessed in 2020.

Term Loan
In February 2019, the Company entered into a five year, $40.0 million unsecured term loan agreement (the “Term Loan”) with another bank with the proceeds primarily used to fund the company’s cash portion of the acquisition of Trinity. The interest rate is the one-month LIBOR plus 125 basis points.

A summary of the Term Loan is as follows:

	December 31,
($ in thousands)	2020	2019
Term Loan	$30,000	$34,286

Average balance during the year	32,123	30,810
Maximum balance outstanding at any month-end	34,286	40,000
Weighted average interest rate during the year	1.96%	3.55%
Average interest rate at December 31	1.44%	3.00%

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

NOTE 15 - REGULATORY CAPITAL

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2020 and 2019, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2020 and 2019, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the table. In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

The capital ratios are presented in the table below:

	December 31, 2020		December 31, 2019
	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	10.9%	12.5%	9.9%	11.7%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.1%	12.5%	11.4%	11.7%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.9%	13.7%	12.9%	12.4%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.0%	10.3%	10.1%	10.3%	5.0%	4.0%

NOTE 16 - SHAREHOLDERS’ EQUITY AND COMPENSATION PLANS

Shareholders’ Equity

Common Stock
At December 31, 2020 and 2019, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31, 2020	December 31, 2019
Outstanding performance units (maximum issuance)	125,176	73,172
Outstanding RSU’s	157,428	117,369
Outstanding options and appreciation rights	—	28,300
2018 Stock Incentive Plan	339,691	521,573
Non-Management Director Plan	86,616	96,031
2018 Employee Stock Purchase Plan	635,890	694,085
Total	1,344,801	1,530,530

Common Stock Repurchase Plan
In May 2015, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. At December 31, 2020, there were 95,907 shares available for repurchase under the plan.

Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock with a par value of $0.01. The Board of Directors has the right to set for each series of preferred stock, subject to the laws of the State of Delaware, the dividend rate, conversion and redemption terms, voting rights and liquidation preferences, among others. At December 31, 2020 and 2019 there were no shares of preferred stock outstanding.

Dividends
The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the parent company. The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.

Dividends on the Company’s capital stock are prohibited under the terms of the junior subordinated debenture agreements, see “Note 11 - Subordinated Debentures,” if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. At December 31, 2020, the Company was not in default on any of the junior subordinated debenture issuances.

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, December 31, 2017	$(3,622)	$(196)	$—	$(3,818)
Net change	(4,633)	3	—	(4,630)
Adjustment for change in accounting policies	(792)	(42)	—	(834)
Balance, December 31, 2018	(9,047)	(235)	—	(9,282)
Net change	29,226	(33)	(2,162)	27,031
Transfer from available-for-sale to held-to-maturity	(5,202)	5,202	—	—
Balance, December 31, 2019	14,977	4,934	(2,162)	17,749
Net change	23,627	(1,910)	(2,346)	19,371
Transfer from available-for-sale to held-to-maturity	(16,284)	16,284	—	—
Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income:

	2020			2019			2018
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale debt securities	$31,798	$7,854	$23,944	$38,764	$9,575	$29,189	$(6,143)	$(1,517)	$(4,626)
Reclassification adjustment for realized (gain) loss on sale of available-for-sale debt securities(a)	(421)	(104)	(317)	49	12	37	(9)	(2)	(7)
Reclassification of (gain) loss on held-to-maturity securities(b)	(2,537)	(627)	(1,910)	(44)	(11)	(33)	4	1	3
Change in unrealized loss on cash flow hedges arising during the period(b)	(7,898)	(1,951)	(5,947)	(3,004)	(742)	(2,262)	—	—	—
Reclassification of loss on cash flow hedges(b)	4,782	1,181	3,601	133	33	100	—	—	—
Total other comprehensive income (loss)	$25,724	$6,353	$19,371	$35,898	$8,867	$27,031	$(6,148)	$(1,518)	$(4,630)

(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations.
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations, except for a $3.2 million termination fee in 2020 recognized in noninterest expense.

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

The total excess income tax benefit for share-based compensation arrangements was $0.2 million, $0.5 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, there was $5.0 million of total unrecognized compensation cost related to unvested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes share-based compensation expense:

($ in thousands)	2020	2019	2018
Performance stock units	$1,097	$1,699	$2,067
Restricted stock units	2,613	1,969	1,211
Employee stock purchase plan	468	364	174
Total share-based compensation expense	$4,178	$4,032	$3,452

Performance Units
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a three-year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at a minimum of the target level. The amount of the awards is determined at the end of the three year vesting and performance period. In January 2021, the Company awarded 23,251 shares to employees upon completion of the 2018-2020 performance cycle. In January 2020, the Company awarded 62,649 shares to employees upon completion of the 2017-2019 performance cycle. In January 2019, the Company awarded 99,308 shares to employees upon completion of the 2016-2018 performance cycle.

Information related to the outstanding grants at December 31, 2020 is shown below:

($ in thousands)	2019 - 2021 Cycle	2020 - 2022 Cycle
Shares issuable at target	20,860	26,002
Maximum shares issuable	41,720	52,004
Unrecognized compensation cost	$366	$704
Weighted average grant date fair value	47.46	38.09

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

($ in thousands)	2020	2019	2018
Total fair value at vesting date	$1,702	$1,067	$1,544
Total unrecognized compensation cost for nonvested stock units	3,899	3,417	2,175
Expected years to recognize unearned compensation	1.9 years	1.9 years	2.0 years

A summary of the status of the Company’s RSU awards as of December 31, 2020 and changes during the year then ended is presented below

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	117,369	$45.86
Granted	88,759	39.63
Vested	(44,351)	45.68
Forfeited	(4,349)	44.24
Outstanding at December 31, 2020	157,428	$42.44

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. There were no grants of employee stock options or SSARs during the years ended December 31, 2020, 2019, or 2018.

Stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2020, there was no remaining unrecognized compensation expense related to stock options and SSARs and all outstanding awards are vested. Various information related to the stock options and SSARs is shown below.

($ in thousands)	2020	2019	2018
Intrinsic value of option/SSAR exercises on date of exercise	$597	$407	$2,469

Following is a summary of the SSAR activity for 2020.

($ in thousands, except per share data)	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	28,300	$10.14
Exercised	(28,300)	10.14
Outstanding at December 31, 2020	—	N/A

Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan (“ESPP”) in 2018 to provide its eligible employees with an opportunity to purchase common stock through accumulated contributions. The ESPP provides for shares to be purchased at 85% of the lesser of the stock price at the enrollment date or the exercise date. The maximum number of shares of common stock available for sale under the ESPP is 750,000. In 2020, 2019, and 2018, employees purchased 58,195, 41,116, and 14,799 shares, respectively.

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-management directors as compensation in lieu of cash. At December 31, 2020, there were 80,130 shares of stock available for grant under the Stock Plan for Non-Management Directors, exclusive of 6,486 shares to be issued upon deferral release.

Various information related to the Director Plan is shown below.

	2020	2019	2018
Shares granted	15,901	11,382	11,750
Weighted average fair value	$30.28	$41.63	$50.74

401(k) Plan
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21 and matches 100% of the first 6% of employee contributions. The amount charged to expense for the Company’s contributions to the plan was $3.8 million, $3.2 million and $2.8 million for 2020, 2019, and 2018, respectively.

Deferred Compensation Plan
The Company’s Deferred Compensation Plan permits certain executives to participate and defer up to 25% of their base salary and/or up to 100% of their eligible bonus for a plan year. Participants make an irrevocable election when they elect to participate for a plan year to receive the vested account balance following their retirement date, or at a future date not less than five years after the beginning of the plan year. At December 31, 2020, the Company had assets and liabilities of $3.6 million and $4.9 million, respectively, related to the Deferred Compensation Plan.

NOTE 17 - INCOME TAXES

The components of income tax expense for the years ended December 31, are as follows:

	Year ended December 31,
($ in thousands)	2020	2019	2018
Current:
Federal	$25,132	$15,470	$9,621
State and local	5,009	2,027	2,432
Total current	30,141	17,497	12,053
Deferred:
Federal	(10,651)	4,262	2,812
State and local	(1,927)	1,538	495
Total deferred	(12,578)	5,800	3,307
Total income tax expense	$17,563	$23,297	$15,360

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate in 2020, 2019, and 2018 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Year ended December 31,
($ in thousands)	2020	2019	2018
Income tax expense at statutory rate	$19,309	$24,368	$21,961
Increase (reduction) in income tax resulting from:
Tax-exempt interest income, net	(2,010)	(962)	(506)
State and local income taxes, net	3,254	2,816	2,423
Bank-owned life insurance, net	(778)	(628)	(452)
Non-deductible expenses	637	749	294
Tax benefit (expense) of LIHTC investments, net	(444)	(278)	(50)
Excess tax benefits	(175)	(526)	(1,631)
Federal tax credits	(1,327)	(913)	(4,627)
Subsidiary dividend timing election	—	—	(2,728)
Non-taxable donation to charitable foundation	—	(420)	—
Other, net	(903)	(909)	676
Total income tax expense	$17,563	$23,297	$15,360

The net amount recognized as a component of tax expense for tax credits, other tax benefits, and amortization from low-income housing tax credit (“LIHTC”) investments recognized per the table above was $0.4 million for the year ended December 31, 2020. The net amount recognized as a benefit component of income tax expense per the table above was $0.3 million for the year ended December 31, 2019, and $0.1 million for the year ended December 31, 2018. As of December 31, 2020 and 2019, the carrying value of the investments related to low-income housing tax credits was $4.2 million and $4.0 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments.

A net deferred income tax asset of $29.8 million and $14.4 million is included in other assets in the consolidated balance sheets at December 31, 2020 and 2019, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Year ended December 31,
($ in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$34,031	$10,692
Acquired loans	—	9,722
Loans held-for-sale	8,058	—
Other real estate	896	657
Deferred compensation	2,585	2,462
Accrued compensation	5,391	1,607
Net operating losses and tax credits	6,460	7,066
Other deferred tax assets	3,086	791
Total deferred tax assets	60,507	32,997

Deferred tax liabilities:
Acquired loans	3,413	—
Unrealized gains on securities	12,189	5,847
Intangible assets	7,800	7,432
Other deferred tax liabilities	4,369	2,407
Total deferred tax liabilities	27,771	15,686
Net deferred tax asset before valuation allowance	32,736	17,311
Less: valuation allowance	2,932	2,932
Net deferred tax asset	$29,804	$14,379

As part of the Trinity Capital Corporation acquisition in 2019, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. Net operating losses originated in the years 2012, 2014-2017, and 2019 and will expire in the years between 2032-2037. Tax credit carryforwards originated in years 2010-2015 and will expire in the years between 2030-3035. Capital losses originated in 2015, 2016, & 2018 and will expire in the years between 2021-2023.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. In 2019, as part of the Trinity Capital Corporation acquisition, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. The company determined that it was more likely than not that some of the assets would not be realized. As such, the company recorded a $2.9 million valuation allowance as of December 31, 2020 and 2019.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in twenty-nine states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2017, with the exception of 2016 being an open year by one state taxing authority. Net operating losses generated prior to 2016 that are utilized going forward would still be subject to examination.

As of December 31, 2020, the gross amount of unrecognized tax benefits was $3.2 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $3.1 million. As of December 31, 2019 and 2018, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.1 million and $0.9 million, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $0.3 million as a result of a lapse of statute of limitations in the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amount accrued for interest and penalties was $0.9 million as of December 31, 2020, and was not significant for 2019 and 2018.

The activity in the gross liability for unrecognized tax benefits was as follows:

($ in thousands)	2020	2019	2018
Balance at beginning of year	$1,497	$1,301	$1,244
Additions based on tax positions related to the current year	395	401	367
Additions for tax positions of prior years	1,556	62	50
Settlements or lapse of statute of limitations	(291)	(267)	(360)
Balance at end of year	$3,157	$1,497	$1,301

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

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2020, and December 31, 2019, are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Commitments to extend credit	$1,946,068	$1,469,413
Letters of credit	50,971	47,969
State tax credits	24,473	28,035
Low-income housing tax credits	—	704
Limited partnership commitments	23,400	20,829

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2020 and December 31, 2019. Other liabilities include approximately $5.7 million for estimated losses attributable to unadvanced commitments at December 31, 2020.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2020, and December 31, 2019, $160.6 million and $144.8 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from 1 month to 4 years at December 31, 2020.

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

NOTE 19 - FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the exchange price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2020
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$15,161	$—	$15,161
Obligations of states and political subdivisions	—	344,232	—	344,232
Residential mortgage-backed securities	—	526,572	—	526,572
Corporate debt securities	—	14,998	—	14,998
U.S. Treasury Bills	—	11,466	—	11,466
Total securities available-for-sale	—	912,429	—	912,429
Derivative financial instruments	—	28,703	—	28,703
Total assets	$—	$941,132	$—	$941,132

Liabilities
Derivative financial instruments	$—	$34,967	$—	$34,967
Total liabilities	$—	$34,967	$—	$34,967

	December 31, 2019
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$10,046	$—	$10,046
Obligations of states and political subdivisions	—	213,024	—	213,024
Residential mortgage-backed securities	—	902,021	—	902,021
U.S. Treasury Bills	—	10,226	—	10,226
Total securities available-for-sale	—	1,135,317	—	1,135,317
Other investments	—	—	—	—
Derivative financial instruments	—	11,055	—	11,055
Total assets	$—	$1,146,372	$—	$1,146,372

Liabilities
Derivative financial instruments	$—	$14,747	$—	$14,747
Total liabilities	$—	$14,747	$—	$14,747

•Securities available-for-sale. Securities classified as available-for-sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions at the security level. Changes in fair value are recognized through accumulated other comprehensive income.
•Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets. Changes in the fair value of client-related derivative instruments are recognized through net income. For the years ended December 31, 2020 and 2019, the gains and losses offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

Fair value on a non-recurring basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

•Impaired loans. Impaired loans are included as Portfolio loans on the Company’s consolidated balance sheets with amounts specifically reserved for credit impairment in the Allowance for loan losses. On a quarterly basis, fair value adjustments are recorded on impaired loans to account for (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. In addition, the Company may adjust the valuations based on other relevant market conditions or information. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in Level 3 of the valuation hierarchy.

•Other Real Estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party appraisals of each property and the Company’s judgment of other relevant market conditions. These are considered Level 3 inputs.

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

	December 31, 2020
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2020
Impaired loans	$1,247	$—	$—	$1,247	$4,486
Other real estate	3,600	—	—	3,600	1,000
Total	$4,847	$—	$—	$4,847	$5,486

	December 31, 2019
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2019
Impaired loans	$2,506	$—	$—	$2,506	$2,687
Total	$7,450	$—	$—	$7,450	$2,687
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

Carrying amount and fair value at December 31, 2020 and 2019
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2020 and 2019. This summary excludes certain financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis disclosed above. Financial instruments for which carrying values approximate fair value include cash and due from banks, federal funds sold, interest bearing deposits, accrued interest receivable/payable, demand, savings and money market deposits.

	December 31, 2020			December 31, 2019
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity	$487,610	$501,523	Level 2	$181,166	$181,939	Level 2
Other investments	48,764	48,764	Level 2	38,044	38,044	Level 2
Loans held-for-sale	13,564	13,564	Level 2	5,570	5,570	Level 2
Loans, net	7,088,264	7,067,562	Level 3	5,271,049	5,205,651	Level 3
State tax credits, held-for-sale	36,853	39,925	Level 3	36,802	39,046	Level 3

Balance sheet liabilities
Certificates of deposit	$550,095	$553,946	Level 3	$826,447	$825,203	Level 3
Subordinated debentures and notes	203,637	192,889	Level 2	141,258	130,985	Level 2
FHLB advances	50,000	51,871	Level 2	222,406	221,402	Level 2
Other borrowings	301,081	301,081	Level 2	265,172	265,172	Level 2

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

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
($ in thousands)	2020	2019
Assets
Cash	$75,475	$21,955
Investment in Bank	1,200,689	977,959
Investment in nonbank subsidiaries	9,778	9,795
Other assets	35,108	37,905
Total assets	$1,321,050	$1,047,614

Liabilities and Shareholders’ Equity
Subordinated debentures and notes	$203,637	$141,258
Notes payable	30,000	34,286
Accounts payable and other liabilities	8,439	4,885
Shareholders' equity	1,078,974	867,185
Total liabilities and shareholders' equity	$1,321,050	$1,047,614

Condensed Statements of Operations

	Year ended December 31,
($ in thousands)	2020	2019	2018
Income:
Dividends from Bank	$37,000	$60,000	$30,000
Dividends from nonbank subsidiaries	1,400	1,500	1,200
Other	483	663	1,784
Total income	38,883	62,163	32,984

Expenses:
Interest expense-subordinated debentures and notes	9,885	7,507	5,798
Interest expense-notes payable	705	1,182	62
Other expenses	6,946	6,936	7,087
Total expenses	17,536	15,625	12,947

Income before taxes and equity in undistributed earnings of subsidiaries	21,347	46,538	20,037

Income tax benefit	3,448	3,478	3,482

Net income before equity in undistributed earnings of subsidiaries	24,795	50,016	23,519

Equity in undistributed earnings of subsidiaries	49,589	42,723	65,698
Net income and comprehensive income	$74,384	$92,739	$89,217

Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$74,384	$92,739	$89,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	4,178	4,032	3,452
Net income of subsidiaries	(87,989)	(104,223)	(94,898)
Dividends from subsidiaries	38,400	61,500	31,200
Other, net	3,588	(1,063)	(953)
Net cash provided by operating activities	32,561	52,985	28,018

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,243)	(36,015)	—
Purchases of other investments	(1,166)	(2,634)	(2,729)
Proceeds from distributions on other investments	765	1,271	1,911
Net cash used in investing activities	(1,644)	(37,378)	(818)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	61,953	—	—
Proceeds from notes payable	—	1,000	2,000
Repayments of notes payable	—	(3,000)	—
Proceeds from issuance of long-term debt	—	40,000	—
Repayment of long-term debt	(4,286)	(5,714)	—
Cash dividends paid	(19,795)	(16,569)	(10,845)
Payments for the repurchase of common stock	(15,347)	(15,526)	(19,387)
Payments for the issuance of equity instruments, net	78	(212)	(2,576)
Net cash provided by (used in) financing activities	22,603	(21)	(30,808)

Net increase (decrease) in cash and cash equivalents	53,520	15,586	(3,608)
Cash and cash equivalents, beginning of year	21,955	6,369	9,977
Cash and cash equivalents, end of year	$75,475	$21,955	$6,369

Supplemental disclosures of cash flow information:
Noncash transactions:
Common shares issued in connection with acquisitions	$167,035	$171,885	$—

NOTE 21 - QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents unaudited quarterly financial information for the periods indicated:

	2020
($ in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$84,113	$70,787	$73,191	$76,688
Interest expense	6,667	7,433	7,358	13,320
Net interest income	77,446	63,354	65,833	63,368
Provision for credit losses	9,463	14,080	19,591	22,264
Net interest income after provision for loan losses	67,983	49,274	46,242	41,104
Noninterest income	18,506	12,629	9,960	13,408
Noninterest expense	51,050	39,524	37,912	38,673
Income before income tax expense	35,439	22,379	18,290	15,839
Income tax expense	6,508	4,428	3,656	2,971
Net income	$28,931	$17,951	$14,634	$12,868

Earnings per common share:
Basic	$1.00	$0.68	$0.56	$0.49
Diluted	1.00	0.68	0.56	0.48

	2019
($ in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$77,238	$81,078	$79,201	$67,617
Interest expense	15,625	18,032	17,486	15,274
Net interest income	61,613	63,046	61,715	52,343
Provision for credit losses	1,341	1,833	1,722	1,476
Net interest income after provision for loan losses	60,272	61,213	59,993	50,867
Noninterest income	14,418	13,564	11,964	9,230
Noninterest expense	38,354	38,239	49,054	39,838
Income before income tax expense	36,336	36,538	22,903	20,259
Income tax expense	7,246	7,469	4,479	4,103
Net income	$29,090	$29,069	$18,424	$16,156

Earnings per common share:
Basic	$1.10	$1.09	$0.69	$0.68
Diluted	1.09	1.08	0.68	0.67

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Assessment of Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Act). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

As permitted, management excluded from its assessment the operations of Seacoast Commerce Banc Holdings, which was acquired on November 12, 2020. As described in Note 2 to the Consolidated Financial Statements, assets acquired and excluded from management's assessment of internal control over financial reporting comprised approximately 13% and 11% of consolidated total and net assets, respectively, at December 31, 2020. Operations of Seacoast Commerce Banc Holdings comprised approximately 3% of revenues, for the year ended December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2020.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Governance:
The Company has adopted a Code of Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.enterprisebank.com.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2020. Additional information regarding these plans is included in “Item 8. Note 16 – Shareholders’ Equity and Compensation Plans” in this report.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	289,090	NA	1,055,711
Equity compensation plans not approved by security holders	—	—	—
Total	289,090	NA	1,055,711

(a)  Includes the following:
•151,855 shares of common stock to be issued upon vesting of outstanding restricted stock units under the 2018 Stock Incentive Plan;
•125,176 shares of common stock to be issued upon vesting of outstanding performance units under the 2018 Stock Incentive Plan; and
•12,059 shares of common stock to be issued upon deferral release of common stock under the 2018 Stock Incentive Plan and the Non-Management Director Stock Plan.

(c)  Includes the following:
•339,691 shares of common stock available for issuance under the 2018 Stock Incentive Plan;
•80,130 shares of common stock available for issuance under the Non-Management Director Stock Plan; and
•635,890 shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan.

Additional information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

2.2    Agreement and Plan of Merger, dated August 20, 2020 by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, Seacoast Commerce Banc Holdings and Seacoast Commerce Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2020 (File No. 001-15373)).

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

4.1    Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed on February 22, 2020 (File No. 001-15373)).

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

10.1.9*    Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant’s Proxy Statement on Schedule 14-A filed on March 7, 2006, as amended on Schedule 14A filed on April 23, 2012 (File No. 001-15373), and as amended on Schedule 14A filed on April 17, 2019 (File No. 001-15373)).

10.1.10*    Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A, filed on March 7, 2006 and as amended on Schedule 14A filed on April 23, 2012 (File No. 001-15373)).

10.1.11*    Enterprise Financial Services Corp. Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018 (File No. 001-15373)).

10.1.12*    Enterprise Financial Services Corp. 2018 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018 (File No. 001-15373)).

10.1.13*    Form of Enterprise Financial Services Corp LTIP Grant Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 001-15373)).

10.1.14+    Form of Enterprise Financial Services Corp Stock Option Award Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (filed herewith).

10.2    Form of Voting Agreements, dated November 1, 2018, between Enterprise Financial Services Corp and shareholders of Trinity Capital Corporation (incorporated herein by reference to Exhibit A to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 2, 2018 (File No. 001-15373)).

10.3    Loan Agreement dated February 24, 2016 between US Bank National Association and Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 2015 (File No. 001-15373)), amended by the First Amendment to Loan Agreement dated as of February 23, 2017 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15373)), amended by the Second Amendment to Loan agreement dated as of February 23, 2018 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2017 (File No. 001-15373)),amended by the Third Amendment to Loan agreement dated as of February 22, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2018 (File No. 001-15373)), and amended by the Fourth Amendment to Loan agreement dated as of February 22, 2020, (incorporated herein by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K filed on February 22, 2020 (File No. 001-15373)).

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

31.1+    Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2+    Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1+    Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2+    Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101+    Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2020 and December 31, 2019; (ii) Consolidated Statement of Income for the years ended December 31, 2020, 2019, and 2018; (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018; (iv) Consolidated Statement of Changes in Equity for the years ended December 31, 2020, 2019, and 2018; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and (vi) Notes to Financial Statements.

104+    The cover page of Enterprise Financial Services Corp’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101).

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

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2021.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2021.

Signatures	Title
/s/ James B. Lally	Chief Executive Officer and Director (Principal Executive Officer)
James B. Lally

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Troy R. Dumlao	Chief Accounting Officer (Principal Accounting Officer)
Troy R. Dumlao

/s/ John S. Eulich*
John S. Eulich	Chairman of the Board of Directors

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ James F. Deutsch*
James F. Deutsch	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ Richard M. Sanborn*
Richard M. Sanborn	Director

/s/ Anthony R. Scavuzzo*
Anthony R. Scavuzzo	Director

/s/ Eloise E. Schmitz*
Eloise E. Schmitz	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director
*By: /s/ Keene S. Turner
Keene S. Turner
Attorney-In-Fact
February 19, 2021