Form 10-Q
period 2021-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2021-04-30
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021.

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

As of April 27, 2021, the Registrant had 31,259,491 shares of outstanding common stock, $0.01 par value per share.

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

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles (United States)
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
Bank	Enterprise Bank & Trust	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
C&I	Commercial and Industrial	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	PCD	Purchased Credit Deteriorated
Company	Enterprise Financial Services Corp and Subsidiaries	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flow	SBA	Small Business Administration
EFSC	Enterprise Financial Services Corp	SCBH	Seacoast Commerce Banc Holdings
Enterprise	Enterprise Financial Services Corp and Subsidiaries	Seacoast	Seacoast Commerce Bank
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$103,367	$99,760
Federal funds sold	1,638	1,519
Interest-earning deposits (including $23,835 and $36,525 pledged as collateral, respectively)	778,810	436,424
Total cash and cash equivalents	883,815	537,703
Interest-earning deposits greater than 90 days	8,016	7,626
Securities available-for-sale	945,660	912,429
Securities held-to-maturity, net	467,059	487,610
Loans held-for-sale	8,531	13,564
Loans	7,288,781	7,224,935
Less: Allowance for credit losses on loans	131,527	136,671
Total loans, net	7,157,254	7,088,264
Other investments	51,099	48,764
Fixed assets, net	52,078	53,169
Goodwill	260,567	260,567
Intangible assets, net	21,670	23,084
Other assets	334,950	318,791
Total assets	$10,190,699	$9,751,571

Liabilities and Shareholders' Equity
Noninterest-bearing deposit accounts	$2,910,216	$2,711,828
Interest-bearing transaction accounts	1,990,308	1,768,497
Money market accounts	2,405,451	2,327,066
Savings accounts	688,118	627,903
Certificates of deposit:
Brokered	50,209	50,209
Other	471,142	499,886
Total deposits	8,515,444	7,985,389
Subordinated debentures and notes	203,778	203,637
FHLB advances	50,000	50,000
Other borrowings	202,246	271,081
Notes payable	27,143	30,000
Other liabilities	99,591	132,489
Total liabilities	$9,098,202	$8,672,596

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 33,239,276 and 33,190,306 shares issued, respectively	332	332
Treasury stock, at cost; 1,980,093 shares	(73,528)	(73,528)
Additional paid in capital	698,005	697,839
Retained earnings	441,511	417,212
Accumulated other comprehensive income	26,177	37,120
Total shareholders' equity	1,092,497	1,078,975
Total liabilities and shareholders' equity	$10,190,699	$9,751,571
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Interest income:
Interest and fees on loans	$76,973	$67,169
Interest on debt securities:
Taxable	4,540	7,557
Nontaxable	3,079	1,489
Interest on interest-earning deposits	189	300
Dividends on equity securities	179	173
Total interest income	84,960	76,688
Interest expense:
Deposits	2,663	9,888
Subordinated debentures and notes	2,819	1,919
FHLB advances	195	895
Notes payable and other borrowings	160	618
Total interest expense	5,837	13,320
Net interest income	79,123	63,368
Provision for credit losses	46	22,264
Net interest income after provision for credit losses	79,077	41,104
Noninterest income:
Service charges on deposit accounts	3,084	3,143
Wealth management revenue	2,483	2,501
Card services revenue	2,496	2,247
Tax credit income (expense)	(1,041)	2,036
Miscellaneous income	4,268	3,481
Total noninterest income	11,290	13,408
Noninterest expense:
Employee compensation and benefits	29,562	21,685
Occupancy	3,751	3,347
Data processing	2,890	2,082
Professional fees	988	862
Merger-related expenses	3,142	—
Other	12,551	10,697
Total noninterest expense	52,884	38,673

Income before income tax expense	37,483	15,839
Income tax expense	7,557	2,971
Net income	$29,926	$12,868

Earnings per common share
Basic	$0.96	$0.49
Diluted	0.96	0.48
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$29,926	$12,868
Other comprehensive income (loss), after-tax:
Change in unrealized gain (loss) on available-for-sale debt securities	(10,920)	10,564
Reclassification adjustment for realized gain on sale of available-for-sale debt securities	—	(3)
Reclassification of gain on held-to-maturity securities	(1,149)	(156)
Change in unrealized gain (loss) on cash flow hedges arising during the period	847	(5,180)
Reclassification of loss on cash flow hedges	279	123
Total other comprehensive income (loss), after-tax	(10,943)	5,348
Comprehensive income	$18,983	$18,216

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2021
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2020	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income	—	—	—	29,926	—	29,926
Other comprehensive income (loss)	—	—	—	—	(10,943)	(10,943)
Comprehensive income	—	—	—	29,926	(10,943)	18,983
Cash dividends paid on common shares, $0.18 per share	—	—	—	(5,627)	—	(5,627)
Issuance under equity compensation plans, 48,970 shares, net	—	—	(1,109)	—	—	(1,109)
Share-based compensation	—	—	1,275	—	—	1,275
Balance at March 31, 2021	$332	$(73,528)	$698,005	$441,511	$26,177	$1,092,497

Three months ended March 31, 2020
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2019	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	—	—	—	12,868	—	12,868
Other comprehensive income	—	—	—	—	5,348	5,348
Comprehensive income	—	—	—	12,868	5,348	18,216
Cash dividends paid on common shares, $0.18 per share	—	—	—	(4,743)	—	(4,743)
Repurchase of common shares	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, 73,515 shares, net	—	—	(1,721)	—	—	(1,721)
Share-based compensation	—	—	960	—	—	960
Reclassification for the adoption of ASU 2016-13 (CECL)	—	—	—	(18,114)	—	(18,114)
Balance at March 31, 2020	$281	$(73,528)	$525,838	$370,748	$23,097	$846,436
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands, except share data)	2021	2020
Cash flows from operating activities:
Net income	$29,926	$12,868
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,581	1,524
Provision for credit losses	46	22,264
Deferred income taxes	3,834	(183)
Net amortization of debt securities	1,937	1,054
Amortization of intangible assets	1,415	1,491
Mortgage loans originated-for-sale	(49,065)	(33,537)
Proceeds from mortgage loans sold	52,908	30,888
Loss (gain) on:
Sale of investment securities	—	(4)
Sale of other real estate	(47)	52
Sale of state tax credits	(326)	(124)
Share-based compensation	1,275	960
Net accretion of loan discount	(736)	(2,510)
Changes in other assets and liabilities, net	(46,423)	(2,181)
Net cash (used in) provided by operating activities	(3,675)	32,562
Cash flows from investing activities:
Net increase in loans	(69,907)	(134,482)
Proceeds received from:
Sale of debt securities, available-for-sale	—	207
Paydown or maturity of debt securities, available-for-sale	69,953	55,932
Paydown or maturity of debt securities, held-to-maturity	18,220	1,595
Redemption of other investments	752	24,310
Sale of state tax credits held for sale	1,632	1,186
Sale of other real estate	450	443
Payments for the purchase of:
Available-for-sale debt securities	(118,791)	(69,336)
Other investments	(3,660)	(28,809)
State tax credits held for sale	—	(3,780)
Fixed assets, net	(489)	(918)
Net cash used in investing activities	(101,840)	(153,652)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	198,389	27,223
Net increase in interest-bearing deposit accounts	331,666	191,659
Proceeds from FHLB advances, net	—	(300)
Repayments of notes payable	(2,857)	(1,429)
Net decrease in other borrowings	(68,835)	(57,825)
Cash dividends paid on common stock	(5,627)	(4,743)
Payments for the repurchase of common stock	—	(15,347)
Payments for the issuance of equity instruments, net	(1,109)	(1,721)
Net cash provided by financing activities	451,627	137,517
Net increase in cash and cash equivalents	346,112	16,427
Cash and cash equivalents, beginning of period	537,703	167,256
Cash and cash equivalents, end of period	$883,815	$183,683
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,836	$13,026
Income taxes	30,167	—
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$1,236	$—
Right-of-use assets obtained in exchange for lease obligations	—	200

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

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in Arizona, California, Kansas, Missouri, Nevada, and New Mexico through its banking subsidiary, Enterprise Bank & Trust.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements

FASB ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In March 2020, the FASB issued “Reference Rate Reform (Topic 848)” which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for contract modifications as of March 12, 2020 through December 31, 2022. The Company is actively working to amend and address impacted contracts to allow for a replacement index. Additionally, the Company is currently evaluating the optional expedients and exceptions and has not yet determined the impact this standard may have on its consolidated financial statements.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Net income as reported	$29,926	$12,868

Weighted average common shares outstanding	31,247	26,473
Additional dilutive common stock equivalents	59	66
Weighted average diluted common shares outstanding	31,306	26,539

Basic earnings per common share:	$0.96	$0.49
Diluted earnings per common share:	0.96	0.48
For the three months ended March 31, 2021 common stock equivalents of approximately 222,000 were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 62,000 common stock equivalents excluded in the prior year period.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance of credit losses and fair value of securities available for sale and held to maturity:

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$23,484	$137	$(176)	$23,445
Obligations of states and political subdivisions	404,087	3,132	(3,662)	403,557
Agency mortgage-backed securities	477,151	16,841	(1,911)	492,081
U.S. Treasury bills	10,982	427	—	11,409
Corporate debt securities	14,750	425	(7)	15,168
Total securities available for sale	$930,454	$20,962	$(5,756)	$945,660
Held-to-maturity securities:
Obligations of states and political subdivisions	$244,030	$900	$(2,491)	$242,439
Agency mortgage-backed securities	96,777	1,432	(458)	97,751
Corporate debt securities	126,701	3,208	—	129,909
Total securities held-to-maturity	$467,508	$5,540	$(2,949)	$470,099
Less: Allowance for credit losses	449
Total securities held-to-maturity, net	$467,059

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$14,978	$186	$(3)	$15,161
Obligations of states and political subdivisions	335,271	8,994	(33)	344,232
Agency mortgage-backed securities	506,703	20,190	(321)	526,572
U.S. Treasury Bills	10,980	486	—	11,466
Corporate debt securities	14,750	248	—	14,998
Total securities available for sale	$882,682	$30,104	$(357)	$912,429
Held-to-maturity securities:
Obligations of states and political subdivisions	$248,324	$2,814	$—	$251,138
Agency mortgage-backed securities	112,742	2,295	(496)	114,541
Corporate debt securities	126,993	8,851	—	135,844
Total securities held to maturity	$488,059	$13,960	$(496)	$501,523
Less: Allowance for credit losses	449
Total securities held-to-maturity, net	$487,610

At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $465.9 million and $525.8 million at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 3 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,176	$11,316	$—	$—
Due after one year through five years	23,972	24,517	12,733	13,109
Due after five years through ten years	32,875	33,175	132,553	135,497
Due after ten years	385,280	384,571	225,445	223,742
Agency mortgage-backed securities	477,151	492,081	96,777	97,751
	$930,454	$945,660	$467,508	$470,099

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	March 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$13,324	$176	$—	$—	$13,324	$176
Obligations of states and political subdivisions	$222,901	$3,662	$—	$—	$222,901	$3,662
Agency mortgage-backed securities	89,591	1,911	—	—	89,591	1,911
Corporate debt securities	4,493	7	—	—	4,493	7
	$330,309	$5,756	$—	$—	$330,309	$5,756

	December 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$4,997	$3	$—	$—	$4,997	$3
Obligations of states and political subdivisions	$4,079	$33	$—	$—	$4,079	$33
Agency mortgage-backed securities	65,986	321	—	—	65,986	321
	$75,062	$357	$—	$—	$75,062	$357

The unrealized losses at both March 31, 2021 and December 31, 2020 were primarily attributable to changes in market interest rates after the securities were purchased. At March 31, 2021, the Company had not recorded an ACL on available-for-sale securities. At March 31, 2021, the Company had not recognized an other-than-temporary impairment.

Accrued interest receivable on held-to-maturity debt securities totaled $3.5 million at March 31, 2021 and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2021, the ACL on held-to-maturity securities was $0.4 million.

During the three months ended March 31, 2021, there were no sales of available-for-sale investment securities. Proceeds from sales of available-for-sale investment securities during the three months ended March 31, 2020 were $207 thousand and gross gains were $4 thousand.

Other Investments
At March 31, 2021 and December 31, 2020, other investments totaled $51.1 million and $48.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $12.0 million and $10.8 million at March 31, 2021 and December 31, 2020, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs, CDFIs, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

(in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$3,096,319	$3,100,299
Real estate:
Commercial - investor owned	1,669,215	1,589,419
Commercial - owner occupied	1,517,755	1,498,408
Construction and land development	510,501	546,686
Residential	303,047	319,179
Total real estate loans	4,000,518	3,953,692
Other	212,068	187,083
Loans, before unearned loan fees	7,308,905	7,241,074
Unearned loan fees, net	(20,124)	(16,139)
Loans, including unearned loan fees	$7,288,781	$7,224,935

PPP loans totaled $754.4 million at March 31, 2021, or $737.7 million net of deferred fees of $16.7 million. The loan balance at March 31, 2021 also includes a net premium on acquired loans of $17.7 million. At March 31, 2021 loans of $2.7 billion were pledged to FHLB and the Federal Reserve Bank.

PPP loans totaled $709.9 million at December 31, 2020, or $698.6 million net of unearned fees of $11.3 million. The loan balance includes a net premium on acquired loans of $16.1 million at December 31, 2020. At December 31, 2020 loans of $2.5 billion were pledged to FHLB and the Federal Reserve Bank.

The Company has elected to present the accrued interest receivable balance separate from amortized cost basis, to exclude accrued interest receivable balances from the tabular disclosures, and not to estimate an ACL on accrued interest receivable as these amounts are timely written off as a credit loss expense.

Accrued interest receivable totaled $30.7 million at March 31, 2021 and was reported in Other Assets on the consolidated balance sheets.

A summary of the activity in the ACL on loans by category for the three months ended March 31, 2021 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Provision for credit losses	541	3,381	3,226	(7,091)	(152)	598	503
Charge-offs	(3,739)	(2,372)	(28)	—	(271)	(64)	(6,474)
Recoveries	327	34	9	235	143	79	827
Balance at March 31, 2021	$55,941	$33,105	$20,219	$14,557	$4,305	$3,400	$131,527

The ACL on sponsor finance loans, which is included in the categories above, represented $19.7 million and $19.0 million, respectively, as of March 31, 2021 and December 31, 2020.

A summary of the activity in the ACL on loans by category for the three months ended March 31, 2020 is as follows:

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

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 70%, 5%, and 25%, respectively, which added approximately $5.4 million to the ACL over the baseline model. These forecasts incorporate an accommodative monetary policy and the current and anticipated impact of government stimulus. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, loans in the hospitality sector, and loans with other specific identified risks by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines if another significant wave of COVID hits, the vaccination process stalls, small-business bankruptcies occur at higher levels, or unemployment increases.

The following tables present the recorded investment in nonperforming loans by category:

	March 31, 2021
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$18,372	$3,243	$893	$22,508	$8,239
Real estate:
Commercial - investor owned	7,379	—	—	7,379	455
Commercial - owner occupied	2,589	—	—	2,589	2,331
Construction and land development	—	—	—	—	—
Residential	3,868	77	—	3,945	2,795
Other	17	—	221	238	—
Total	$32,225	$3,320	$1,114	$36,659	$13,820

	December 31, 2020
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$18,158	$3,482	$130	$21,770	$8,316
Real estate:
Commercial - investor owned	9,579	—	—	9,579	716
Commercial - owner occupied	2,940	—	—	2,940	6,024
Residential	4,112	77	—	4,189	—
Other	29	—	—	29	3,190
Total	$34,818	$3,559	$130	$38,507	$18,246

No interest income was recognized on nonaccrual loans during the three months ended March 31, 2021 or 2020.

The following table presents the amortized cost basis of collateral-dependent nonperforming loans by class of loan at March 31, 2021:

	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$10,737	$—	$3,064	$—
Real estate:
Commercial - investor owned	7,155	—	—	—
Commercial - owner occupied	2,387	—	—	—
Residential	—	3,891	—	—
Other	—	—	—	215
Total	$20,279	$3,891	$3,064	$215

There were no loans restructured during the three months ended March 31, 2021. The recorded investment by category for troubled debt restructurings that occurred during the three months ended March 31, 2020 are as follows:

	March 31, 2020
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$3,731	$3,731
Real estate:
Residential	2	155	155
Total	3	$3,886	$3,886

No troubled debt restructurings subsequently defaulted during the three months ended March 31, 2021 or 2020.

In response to the COVID-19 pandemic, the Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not included above as troubled debt restructurings. As of March 31, 2021, $21.1 million loans remain in a deferral status. Interest of $4.2 million has been deferred and will be collected upon final maturity.

The aging of the recorded investment in past due loans by class at March 31, 2021 is shown below.

	March 31, 2021
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$25,976	$17,091	$43,067	$3,036,576	$3,079,643
Real estate:
Commercial - investor owned	768	6,700	7,468	1,661,747	1,669,215
Commercial - owner occupied	312	3,987	4,299	1,513,456	1,517,755
Construction and land development	400	—	400	510,101	510,501
Residential	2,371	1,090	3,461	299,586	303,047
Other	486	237	723	207,897	208,620
Total	$30,313	$29,105	$59,418	$7,229,363	$7,288,781

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

The recorded investment by risk category of the loans by class at March 31, 2021, which is based upon the most recent analysis performed is as follows:

	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$510,640	$1,044,599	$403,420	$196,752	$121,210	$65,492	$8,432	$515,327	$2,865,872
Watch (7)	20,506	34,164	8,303	15,706	4,378	15,002	191	57,994	156,244
Classified (8-9)	3,731	6,220	9,270	2,823	354	1,761	407	19,277	43,843
Total Commercial and industrial	$534,877	$1,084,983	$420,993	$215,281	$125,942	$82,255	$9,030	$592,598	$3,065,959

Commercial real estate-investor owned
Pass (1-6)	$125,834	$471,216	$351,386	$195,605	$129,903	$252,747	$3,712	$38,880	$1,569,283
Watch (7)	2,782	32,554	13,017	6,588	—	24,282	—	—	79,223
Classified (8-9)	—	6,012	5,300	6,651	—	2,746	—	—	20,709
Total Commercial real estate-investor owned	$128,616	$509,782	$369,703	$208,844	$129,903	$279,775	$3,712	$38,880	$1,669,215

Commercial real estate-owner occupied
Pass (1-6)	$88,848	$422,455	$253,188	$205,203	$161,983	$258,470	$—	$42,003	$1,432,150
Watch (7)	2,111	8,967	5,212	17,006	6,130	9,732	—	1,752	50,910
Classified (8-9)	383	1,794	7,595	5,976	7,726	11,158	—	63	34,695
Total Commercial real estate-owner occupied	$91,342	$433,216	$265,995	$228,185	$175,839	$279,360	$—	$43,818	$1,517,755

Construction real estate
Pass (1-6)	$76,142	$180,898	$120,004	$30,559	$7,843	$15,954	$—	$24,405	$455,805
Watch (7)	16,333	62	85	20,748	11,287	2,468	—	—	50,983
Classified (8-9)	—	55	3,030	499	—	29	—	100	3,713
Total Construction real estate	$92,475	$181,015	$123,119	$51,806	$19,130	$18,451	$—	$24,505	$510,501

Residential real estate
Pass (1-6)	$15,166	$56,188	$23,567	$15,421	$14,844	$109,575	$112	$57,997	$292,870
Watch (7)	—	313	801	513	—	1,725	—	379	3,731
Classified (8-9)	220	887	717	77	14	3,543	—	72	5,530
Total residential real estate	$15,386	$57,388	$25,085	$16,011	$14,858	$114,843	$112	$58,448	$302,131

Other
Pass (1-6)	$33,630	$56,052	$21,753	$27,503	$9,290	$25,300	$—	$31,640	$205,168
Watch (7)	—	—	1	7	—	2,588	—	5	2,601
Classified (8-9)	—	—	16	18	1	23	—	1	59
Total Other	$33,630	$56,052	$21,770	$27,528	$9,291	$27,911	$—	$31,646	$207,828
In the table above, loan originations in 2021 and 2020 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.
The following table presents the recorded investment on loans based on payment activity:

	March 31, 2021
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$13,682	$2	$13,684
Real estate:
Residential	916	—	916
Other	771	21	792
Total	$15,369	$23	$15,392

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$2,043,850	$1,946,068
Letters of credit	58,093	50,971

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2021, and December 31, 2020, approximately $178.5 million and $160.6 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $5.4 million and $5.7 million for estimated losses attributable to the unadvanced commitments at March 31, 2021, and December 31, 2020, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2021, the approximate remaining terms of standby letters of credit range from 1 month to 4 years, 9 months.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate swap	$61,962	$61,962	$—	$—	$4,488	$5,987

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$1,007,417	$1,026,016	$20,271	$28,703	$20,311	$28,980

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

As of March 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$20,271	$—	$20,271	$1,322	$—	$18,949

Liabilities:
Interest rate swap	$24,799	$—	$24,799	$1,322	$23,090	$387
Securities sold under agreements to repurchase	202,246	—	202,246	—	202,246	—

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$28,703	$—	$28,703	$2	$—	$28,701

Liabilities:
Interest rate swap	$34,967	$—	$34,967	$2	$34,903	$62
Securities sold under agreements to repurchase	271,081	—	271,081	—	271,081	—

As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25.6 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $23.8 million.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$23,445	$—	$23,445
Obligations of states and political subdivisions	—	403,557	—	403,557
Agency mortgage-backed securities	—	492,081	—	492,081
U.S. Treasury bills	—	11,409	—	11,409
Corporate debt securities	—	15,168	—	15,168
Total securities available for sale	—	945,660	—	945,660
Derivatives	—	20,271	—	20,271
Total assets	$—	$965,931	$—	$965,931

Liabilities
Derivatives	$—	$24,799	$—	$24,799
Total liabilities	$—	$24,799	$—	$24,799

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$15,161	$—	$15,161
Obligations of states and political subdivisions	—	344,232	—	344,232
Residential mortgage-backed securities	—	526,572	—	526,572
Corporate debt securities	—	14,998	—	14,998
U.S. Treasury bills	—	11,466	—	11,466
Total securities available-for-sale	—	912,429	—	912,429
Derivative financial instruments	—	28,703	—	28,703
Total assets	$—	$941,132	$—	$941,132

Liabilities
Derivatives	$—	$34,967	$—	$34,967
Total liabilities	$—	$34,967	$—	$34,967

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

	March 31, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonaccrual loans (1)	$2,503	$—	$—	$2,503

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

The following table presents the losses recorded in relation to assets measured on a nonrecurring basis and still held as of the reporting date.

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Nonaccrual loans	$1,742	$11
Other real estate	—	777
Total	$1,742	$788

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	March 31, 2021			December 31, 2020
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$467,059	$470,099	Level 2	$487,610	$501,523	Level 2
Other investments	51,099	51,099	Level 2	48,764	48,764	Level 2
Loans held for sale	8,531	8,531	Level 2	13,564	13,564	Level 2
Loans, net	7,157,254	7,099,662	Level 3	7,088,264	7,067,562	Level 3
State tax credits, held for sale	34,287	37,802	Level 3	36,853	39,925	Level 3

Balance sheet liabilities
Certificates of deposit	$521,351	$525,000	Level 3	$550,095	$553,946	Level 3
Subordinated debentures and notes	203,778	193,071	Level 2	203,637	192,889	Level 2
FHLB advances	50,000	51,694	Level 2	50,000	51,871	Level 2
Other borrowings and notes payable	229,389	229,389	Level 2	301,081	301,081	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY AND COMPENSATION PLANS

Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income after-tax by component:

Three months ended March 31, 2021
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	$(10,920)	$(1,149)	$1,126	$(10,943)
Balance, March 31, 2021	$11,400	$18,159	$(3,382)	$26,177

Three months ended March 31, 2020
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749
Net change	$10,561	$(156)	$(5,057)	$5,348
Balance, March 31, 2020	$25,538	$4,778	$(7,219)	$23,097

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended March 31,
(in thousands)	2021			2020
	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale debt securities	$(14,541)	$(3,621)	$(10,920)	$14,029	$3,465	$10,564
Reclassification adjustment for realized gain on sale of available-for-sale debt securities(a)	—	—	—	(4)	(1)	(3)
Reclassification of gain on held-to-maturity securities(b)	(1,530)	(381)	(1,149)	(207)	(51)	(156)
Change in unrealized gain (loss) on cash flow hedges arising during the period	1,128	281	847	(6,879)	(1,699)	(5,180)
Reclassification of loss on cash flow hedges(b)	372	93	279	163	40	123
Total other comprehensive income	$(14,571)	$(3,628)	$(10,943)	$7,102	$1,754	$5,348
(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations

Compensation Plans
Employee Stock Options

During the three months ended March 31, 2021, employee stock options were granted under the Amended and Restated 2018 Stock Incentive Plan.

Various information related to the stock options is shown below.

	Employee Stock Options	Weighted Average Life	Weighted Average Price	Shares Exercisable	Weighted Average Exercise Price
Options Outstanding, December 31, 2020	—
Options granted	111,804	9.9	$43.81	—	$—
Options Outstanding, March 31, 2021	111,804

NOTE 9 - SUBSEQUENT EVENT

On April 26, 2021 the Company and the Bank entered into a definitive merger agreement with First Choice Bancorp (“FCBP”), the holding company of First Choice Bank (“First Choice”) pursuant to which the Company will acquire FCBP in an all-stock merger. Under the terms of the merger agreement, FCBP will merge with and into the Company, and First Choice will subsequently merge with and into the Bank (with the Company and the Bank as the surviving entities) in a transaction valued at approximately $397.7 million, or $33.40 per FCBP share, based on the closing price of EFSC’s common stock on April 23, 2021. On a pro forma consolidated basis, the combined company would have approximately $12.7 billion in consolidated total assets as of March 31, 2021.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, shareholder value creation and the impact of the FCBP acquisition and other acquisitions. Forward-looking statements are typically identified with the use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue,” “intend,” and the negative and other variations of these terms and similar words and expressions, although some forward-looking statements may be expressed differently. Forward-looking statements are inherently subject to risks and uncertainties and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to: our ability to efficiently consummate and integrate acquisitions, including the FCBP acquisition, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting policies and practices or accounting standards, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as CECL model, which has changed how we estimate credit losses; uncertainty regarding the future of LIBOR; natural disasters, war or terrorist activities, or pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which we operate; increased unemployment rates and defaults as a result of the economic disruptions caused by COVID-19; the impact of governmental orders issued in response to COVID-19; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2020 Annual Report on Form 10-K, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2021 compared to the financial condition as of December 31, 2020. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2021, compared to the linked fourth quarter (“linked quarter”) in 2020. In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2020. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

The Company’s critical accounting policies are considered important to the understanding of the Company’s financial condition and results of operations. These accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. If different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected.

A full description of our critical accounting policies and the impact and any associated risks related to those policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has prepared the consolidated financial information in this report in accordance with GAAP. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The three months ended March 31, 2021 continued to be characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses was $131.5 million at March 31, 2021 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $21.9 million. Conversely, the allowance would have increased $19.4 million using only the downside scenario.

Executive Summary

The Company closed its acquisition of Seacoast on November 12, 2020. The results of operations of Seacoast are included in our results from this date forward, which may affect certain comparisons to the three months ended March 31, 2020.

Below are highlights of our financial performance for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020.

(in thousands, except per share data)	At or for the three months ended
	March 31, 2021	December 31, 2020	March 31, 2020
EARNINGS
Total interest income	$84,960	$84,113	$76,688
Total interest expense	5,837	6,667	13,320
Net interest income	79,123	77,446	63,368
Provision for credit losses	46	9,463	22,264
Net interest income after provision for credit losses	79,077	67,983	41,104
Total noninterest income	11,290	18,506	13,408
Total noninterest expense	52,884	51,050	38,673
Income before income tax expense	37,483	35,439	15,839
Income tax expense	7,557	6,508	2,971
Net income	$29,926	$28,931	$12,868

Basic earnings per share	$0.96	$1.00	$0.49
Diluted earnings per share	$0.96	1.00	$0.48

Return on average assets	1.22%	1.26%	0.70%
Return on average common equity	11.07%	11.60	5.98%
Return on average tangible common equity[1]	14.92%	15.73	8.22%
Net interest margin (tax equivalent)	3.50%	3.66	3.79%
Efficiency ratio	58.49%	53.20	50.37%
Core efficiency ratio[1]	55.02%	50.93	51.21%
Book value per common share	$34.95	$34.57	$32.36
Tangible book value per common share[1]	$25.92	25.48	$23.38

ASSET QUALITY
Net charge-offs (recoveries)	$5,647	$(612)	$1,183
Nonperforming loans	36,659	38,507	37,204
Classified assets	114,713	123,808	104,754
Nonperforming loans to total loans	0.50%	0.53%	0.68%
Nonperforming assets to total assets	0.42%	0.45	0.56%
ACL on loans to total loans	1.80%	1.89	1.69%
Net charge-offs (recoveries) to average loans (annualized)	0.32%	(0.04)	0.09%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

For the three months ended March 31, 2021 compared to the three months ended December 31, 2020, and March 31, 2020, the Company notes the following trends:

•The Company was active in continuing to support its customers in the PPP. Details of the PPP loans are noted in the following table:

	Quarter ended
(in thousands)	March 31, 2021	December 31, 2020
PPP loans outstanding, net of deferred fees	$737,660	$698,645
Average PPP loans outstanding, net	692,161	806,697
PPP average loan size	220	187
PPP interest and fee income	8,475	10,261
PPP deferred fees	16,676	11,304
PPP average yield	4.97%	5.06%

PPP has impacted the Company’s financial metrics in all periods since the quarter ending June 30, 2020 due to the Company’s participation that started in April 2020. Loan and deposit growth, earnings per share, and return on assets all increased due to the PPP. Conversely, net interest margin, the allowance coverage ratio, the leverage ratio and the ratio of tangible common equity to tangible assets all decreased. Since the PPP loans are guaranteed by the SBA, CET1, Tier 1 and total risk-based capital are not impacted by the PPP loan balances.

•Net income in the first quarter 2021 was $29.9 million, an increase of $1.0 million compared to the linked quarter and an increase of $17.1 million from the prior year quarter. EPS was $0.96 per diluted share for the first quarter 2021, compared to $1.00 and $0.48 per diluted share for the linked and prior year quarter, respectively. Merger-related expenses from the Seacoast transaction reduced net income $2.4 million in the current quarter, or $0.07 per share. The increase in net income and EPS from the prior year quarter was primarily due to a decrease in the provision for credit losses.

•Pre-provision net revenue1 (“PPNR”) of $40.7 million in the first quarter 2021 decreased $6.8 million and increased $2.6 million from the linked and prior year quarters, respectively. The decrease from the linked quarter was primarily due to a decline in tax credit revenue and PPP fees. The increase from the prior year quarter was primarily from the Seacoast acquisition that was completed in the fourth quarter and income from PPP that started in the second quarter of 2020.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $79.1 million for the first quarter 2021 increased $1.7 million and $15.8 million from the linked quarter and prior year quarter, respectively. Net interest margin (“NIM”) was 3.50% for the first quarter 2021, compared to 3.66% and 3.79% for the linked quarter and prior year quarter, respectively.

•Noninterest income of $11.3 million for the first quarter 2021 decreased $7.2 million and $2.1 million from the linked quarter and prior year quarter, respectively. The decrease was primarily due to a decline in tax credit activity, which declined $5.1 million from the linked quarter and $3.1 million from the prior year quarter.

Balance sheet highlights:

•Loans – Total loans increased $63.8 million, or 3.6% on an annualized basis, from the linked quarter to $7.3 billion as of March 31, 2021. Year-over-year, loans grew 33.6% from $5.5 billion as of March 31, 2020, primarily due to Seacoast loans of $1.2 billion upon acquisition and PPP loans of $737.7 million. Average loans totaled $7.2 billion for the quarter ended March 31, 2021 compared to $6.8 billion and $5.4 billion for the linked and prior year quarters, respectively.

•Deposits – Total deposits increased $530.1 million, or 6.6%, from the linked quarter to $8.5 billion as of March 31, 2021. Year-over-year, deposits grew $2.5 billion, or 42.2%, from $6.0 billion as of March 31, 2020. Average deposits totaled $8.2 billion for the quarter ended March 31, 2021 compared to $7.3 billion and $5.8 billion for the linked and prior year quarters, respectively. Deposits from the Seacoast acquisition and PPP loans contributed to the increase over the prior year period. Specialty deposits increased $163.4 million over the linked quarter primarily attributable to community associations and sponsor finance. The St. Louis, Kansas City, and New Mexico regions also experienced significant growth of $132.5 million, $129.3 million, and $77.5 million, respectively, over the linked quarter. Noninterest deposit accounts represented 34.2% of total deposits and the loan to deposit ratio was 85.6% at March 31, 2021.
•Asset quality – The allowance for credit losses on loans to total loans was 1.80% at March 31, 2021, compared to 1.89% and 1.69% at December 31, 2020 and March 31, 2020, respectively. Nonperforming assets to total assets was 0.50% at March 31, 2021 compared to 0.45% and 0.56% at December 31, 2020 and March 31, 2020, respectively. The decline in the allowance to total loans ratio in the the first quarter 2021 was primarily due to loan charge-offs of $6.5 million, the majority of which had been reserved in a prior period. High-quality credit metrics, continued improvement in economic forecasts and relatively stable loan volumes resulted in a nominal provision for credit losses in the current quarter.
•Shareholders’ equity – Total shareholders’ equity was $1.1 billion and the tangible common equity to tangible assets ratio was 8.2% at March 31, 2021, compared to 8.4% at December 31, 2020. Balance sheet growth from the PPP was the primary cause of the decline in the tangible common equity to tangible assets ratio. The Bank’s regulatory capital ratios remain “well-capitalized,” with a common equity tier 1 ratio of 12.4% and a total risk-based capital ratio of 13.6% as of March 31, 2021. The Company’s common equity tier 1 ratio and total risk-based capital ratio was 11.0% and 15.1%, respectively, at March 31, 2021.

The Company has 95,907 shares available for repurchase under the existing common stock repurchase authorization.

The Company’s Board of Directors approved a quarterly dividend of $0.18 per common share, payable on June 30, 2021 to shareholders of record as of June 15, 2021.

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

	Three months ended March 31,			Three months ended December 31,			Three months ended March 31,
	2021			2020			2020
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$7,157,961	$76,674	4.34%	$6,745,388	$75,638	4.46%	$5,315,068	$66,799	5.05%
Tax-exempt loans (2)	34,815	399	4.65	35,314	406	4.57	37,175	491	5.31
Total loans	7,192,776	77,073	4.35	6,780,702	76,044	4.46	5,352,243	67,290	5.06
Taxable debt and equity investments	849,123	4,719	2.25	885,484	5,195	2.33	1,117,249	7,730	2.78
Non-taxable debt and equity investments (2)	568,182	4,099	2.93	510,322	3,791	2.96	239,719	1,978	3.46
Short-term investments	679,659	189	0.11	347,629	120	0.14	92,248	300	1.31
Total securities and short-term investments	2,096,964	9,007	1.74	1,743,435	9,106	2.08	1,449,216	10,008	2.80
Total interest-earning assets	9,289,740	86,080	3.76	8,524,137	85,150	3.97	6,801,459	77,298	4.58
Noninterest-earning assets	650,312			617,022			572,146
Total assets	$9,940,052			$9,141,159			$7,373,605

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,887,059	$328	0.07%	$1,584,369	$265	0.07%	$1,375,154	$1,338	0.39%
Money market accounts	2,350,592	975	0.17	2,175,111	1,016	0.19	1,811,090	4,740	1.05
Savings	654,662	48	0.03	620,248	46	0.03	542,993	143	0.11
Certificates of deposit	537,166	1,312	0.99	567,456	1,739	1.22	793,213	3,667	1.86
Total interest-bearing deposits	5,429,479	2,663	0.20	4,947,184	3,066	0.25	4,522,450	9,888	0.88
Subordinated debentures	203,694	2,819	5.61	203,564	2,824	5.52	141,295	1,919	5.46
FHLB advances	50,000	195	1.58	244,730	603	0.98	220,453	895	1.63
Securities sold under agreements to repurchase	231,527	60	0.11	231,836	64	0.11	201,887	343	0.68
Other borrowed funds	28,650	100	1.42	30,095	110	1.45	34,270	275	3.23
Total interest-bearing liabilities	5,943,350	5,837	0.40	5,657,409	6,667	0.47	5,120,355	13,320	1.05
Noninterest bearing liabilities:
Demand deposits	2,777,900			2,363,890			1,315,267
Other liabilities	122,321			127,843			62,948
Total liabilities	8,843,571			8,149,142			6,498,570
Shareholders' equity	1,096,481			992,017			865,035
Total liabilities & shareholders' equity	$9,940,052			$9,141,159			$7,363,605
Net interest income		$80,243			$78,483			$63,978
Net interest spread			3.36%			3.50%			3.53%
Net interest margin			3.50%			3.66%			3.79%
(1)Average balances include nonaccrual loans. Interest income includes loan fees of $8.1 million, $9.5 million, and $1.3 million for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020 respectively.
(2)Interest income and yields have been adjusted to reflect a tax-equivalent basis.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Quarter ended March 31, 2021			Quarter ended March 31, 2021
	compared to			compared to
	Quarter ended December 31, 2020			Quarter ended March 31, 2020
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$3,492	$(2,456)	$1,036	$19,904	$(10,030)	$9,874
Tax-exempt loans (3)	(10)	3	(7)	(31)	(61)	(92)
Taxable debt and equity investments	(259)	(217)	(476)	(1,678)	(1,333)	(3,011)
Non-taxable debt and equity investments (3)	352	(44)	308	2,464	(342)	2,122
Short-term investments	99	(30)	69	379	(490)	(111)
Total interest-earning assets	$3,674	$(2,744)	$930	$21,038	$(12,256)	$8,782

Interest paid on:
Interest-bearing transaction accounts	$63	$—	$63	$360	$(1,370)	$(1,010)
Money market accounts	75	(116)	(41)	1,068	(4,833)	(3,765)
Savings	2	—	2	26	(121)	(95)
Certificates of deposit	(94)	(333)	(427)	(962)	(1,393)	(2,355)
Subordinated debentures	—	(5)	(5)	847	53	900
FHLB advances	(640)	232	(408)	(673)	(27)	(700)
Securities sold under agreements to repurchase	(4)	—	(4)	45	(344)	(299)
Other borrowings	(7)	(3)	(10)	(37)	(122)	(159)
Total interest-bearing liabilities	(605)	(225)	(830)	674	(8,157)	(7,483)
Net interest income	$4,279	$(2,519)	$1,760	$20,364	$(4,099)	$16,265
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) for the three months ended March 31, 2021 increased 2% over the linked quarter prior primarily due to the full quarter of earnings on acquired Seacoast assets and lower interest expense on paying liabilities, partially offset by reduced income from PPP loans and purchase accounting accretion. The decrease in interest expense was primarily due to the repayment of FHLB advances in the fourth quarter 2020 and a continued run-off of higher yielding certificates of deposit. Loan yields declined 11 basis points for the three months ended March 31, 2021 compared to the linked quarter primarily due to the decline in PPP fees accelerated on forgiveness and lower accretion on purchase accounting discounts due to reduced prepayments on acquired loans. An increase in short-term investment balances also negatively impacted the yield on earning assets, as the average balance increased $332.0 million in the linked quarter due to continued deposit growth and PPP loan forgiveness.

Compared to the prior year quarter, net interest income increased $16.3 million, primarily due to the Seacoast acquisition and income from PPP. These increases were partially offset by a decline in the yield on earning assets from 4.58% in the first quarter 2020 to 3.76% in the first quarter 2021, as the Federal Open Markets Committee reduced the target federal funds rate by 150 basis points in the first quarter of 2020.

NIM was 3.50% for the first quarter 2021, compared to 3.66% and 3.79% in the linked and prior year quarters, respectively. NIM decreased 16 basis points from the linked quarter primarily due to a 21 basis point decrease in earning asset yields. The decrease in the earning asset yield was primarily due to higher levels of cash related to PPP funds and deposit growth (13 bps), reduced income from PPP forgiveness (11 bps) and lower levels of income from purchase accounting (5 bps), partially offset by the full-quarter impact of acquired Seacoast assets (8 bps).

Compared to the prior year, NIM was impacted by the decline in short-term rates as approximately 60% of the loan portfolio (excluding PPP) has variable rates, with most indexed to one-month LIBOR. LIBOR has declined significantly over the past year in conjunction with the decrease in the target federal funds rate discussed above. Higher levels of low-yielding, short-term investments also contributed to the decline in NIM, as the average balance increased $587.4 million.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Quarter ended
(in thousands)	March 31, 2021	December 31, 2020	Increase (decrease)		March 31, 2020	Increase (decrease)
Service charges on deposit accounts	$3,084	$3,160	$(76)	(2)%	$3,143	$(59)	(2)%
Wealth management revenue	2,483	2,449	34	1%	2,501	(18)	(1)%
Card services revenue	2,496	2,511	(15)	(1)%	2,247	249	11%
Tax credit income (expense)	(1,041)	4,048	(5,089)	(126)%	2,036	(3,077)	(151)%
Miscellaneous income	4,268	6,338	(2,070)	(33)%	3,481	787	23%
Total noninterest income	$11,290	$18,506	$(7,216)	(39)%	$13,408	$(2,118)	(16)%

Total noninterest income for the first quarter 2021 was $11.3 million, a decrease of $7.2 million from the linked quarter and a decrease of $2.1 million from the prior year quarter. The decrease from the linked quarter and prior year quarter was primarily due to a decline in tax credit income. Several tax credit projects that were expected to close in the first quarter 2021 were delayed and did not close. In addition, projects carried at fair value recognized a reduced valuation during the quarter due to an increase in the longer-term LIBOR swap rates used in the valuation process. The decline in miscellaneous income from the linked quarter was due to income earned on community development investments in the fourth quarter 2020 that did not reoccur in the current period.

Compared to the prior year quarter, the decline of $2.1 million in noninterest income was primarily due to the decline in tax credit income discussed above, partially offset by noninterest income contributions from the Seacoast acquisition of $1.1 million.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Quarter ended
(in thousands)	March 31, 2021	December 31, 2020	Increase (decrease)		March 31, 2020	Increase (decrease)
Employee compensation and benefits	$29,562	$26,174	$3,388	13%	$21,685	$7,877	36%
Occupancy	3,751	$3,517	234	7%	3,347	404	12%
Data processing	2,890	$2,657	233	9%	2,082	808	39%
Professional fees	988	$1,036	(48)	(5)%	862	126	15%
Merger-related expenses	3,142	$2,611	531	20%	—	3,142	—%
Other	12,551	$15,055	(2,504)	(17)%	10,697	1,854	17%
Total noninterest expense	$52,884	$51,050	$1,834	4%	$38,673	$14,211	37%

Efficiency ratio	58.49%	53.20%	5.29%		50.37%	8.12%
Core efficiency ratio[1]	55.02%	50.93%	4.09%		51.21%	3.81%
1A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
Noninterest expense was $52.9 million for the first quarter 2021, compared to $51.1 million for the linked quarter, and $38.7 million for the first quarter 2020. The increase from the linked quarter and prior year quarter was primarily due to having a full quarter of Seacoast operations, which totaled $10.2 million in the first quarter 2021. Merger-related expenses were $3.1 million and $2.6 million in the current and linked quarters, respectively. The Company does not expect to recognize any additional material merger expenses related to the Seacoast transaction.
For the first quarter 2021, the Company’s efficiency ratio was 58.5% compared to 53.2% and 50.4% for the linked quarter and prior year quarter, respectively. The Company’s core efficiency ratio2 was 55.0% for the quarter ended March 31, 2021, compared to 50.9% for the linked quarter and 51.2% for the prior year quarter.
2 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Income Taxes

The Company’s effective tax rate was 20.2% for the first quarter 2021, compared to 18.4% and 18.8% for the linked and prior year quarters, respectively. The effective tax rate in the linked and prior year quarters was lower due to higher tax credits from tax planning activities and excess tax benefits on share-based compensation.

Summary Balance Sheet

(in thousands)	March 31, 2021	December 31, 2020	Increase (decrease)		March 31, 2020	Increase (decrease)
Total cash and cash equivalents	$883,815	$537,703	$346,112	64%	$183,683	$700,132	381%
Securities	1,412,719	1,400,039	12,680	1%	1,340,446	72,273	5%
Loans (excluding PPP)	6,469,681	6,526,290	(56,609)	(1)%	5,457,517	1,012,164	19%
PPP loans, net	737,660	698,645	39,015	6%	—	737,660	NM
Total assets	10,190,699	9,751,571	439,128	5%	7,500,643	2,690,056	36%
Deposits	8,515,444	7,985,389	530,055	7%	5,989,906	2,525,538	42%
Total liabilities	9,098,202	8,672,596	425,606	5%	6,654,207	2,443,995	37%
Total shareholders’ equity	1,092,497	1,078,975	13,522	1%	846,436	246,061	29%

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

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2021	December 31, 2020	Increase (decrease)
Commercial and industrial	$3,079,643	$3,088,995	$(9,352)	—%
Commercial real estate - investor owned	1,669,215	1,589,419	79,796	5%
Commercial real estate - owner occupied	1,517,755	1,498,408	19,347	1%
Construction and land development	510,501	546,686	(36,185)	(7)%
Residential real estate	303,047	319,179	(16,132)	(5)%
Other	208,620	182,248	26,372	14%
Loans held for investment	$7,288,781	$7,224,935	$63,846	1%

The following table illustrates the change in loans:

(in thousands)	March 31, 2021	December 31, 2020	Increase (decrease)
C&I	$1,048,839	$1,103,060	$(54,221)	(5)%
CRE investor owned	1,491,244	1,420,905	70,339	5%
CRE owner occupied	805,581	825,846	(20,265)	(2)%
SBA Loans	941,075	895,930	45,145	5%
SBA PPP loans	737,660	698,645	39,015	6%
Sponsor finance	394,207	396,487	(2,280)	(1)%
Life insurance premium financing	543,084	534,092	8,992	2%
Residential real estate	299,517	318,091	(18,574)	(6)%
Construction and land development	438,303	474,399	(36,096)	(8)%
Tax credits	387,968	382,602	5,366	1%
Other	201,303	174,878	26,425	15%
Total loans	$7,288,781	$7,224,935	$63,846	1%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.

Loans totaled $7.3 billion at March 31, 2021, increasing $63.8 million, or 3.6% on an annualized basis, compared to the linked quarter. Year-over-year, loans increased $1.8 billion, or 33.6%. The year-over-year increase was primarily due to the Seacoast acquisition and PPP loans. The largest growth categories, excluding PPP, compared to the linked quarter were CRE, other, life insurance premium finance, and tax credits. Line draw utilization continues to decline. At March 31, 2021 line draw utilization was 37.6% compared to 38.1% and 47.3% at December 30, 2020 and March 31, 2020, respectively.

Specialized lending products, especially sponsor finance, life insurance premium financing, and tax credits, consist primarily of C&I loans. These loans are sourced through relationships developed with estate planning firms and private equity funds and are not bound geographically by our four markets. These specialized loan products offer opportunities to expand and diversify geographically by entering new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. Life insurance premium financing and tax credits are typically lower risk products due to the high collateral value securing the loans. SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans typically have a 75% guarantee from the SBA. Occasionally, the Company may sell the guaranteed portion of the loan and retain servicing rights. At March 31, 2021, the Company was servicing $288.6 million of SBA loans sold to third parties. Guaranteed portions of SBA loans totaled $617.1 million at March 31, 2021.

In response to the COVID-19 pandemic, the Company provided short-term payment deferrals to certain customers in 2020, primarily for 90 days or less. As of March 31, 2021, nearly all of these loans of have resumed payments and are no longer on deferral status.

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

	Quarter ended
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Allowance, at beginning of period	$136,671	$123,270	$43,288

CECL adoption	—	—	28,387
PCD loans immediately charged-off	—	—	(1,680)
Allowance at beginning of period, adjusted for adoption of CECL	136,671	123,270	69,995
Initial allowance on acquired PCD loans	—	3,524	—
Provision for credit losses	503	9,266	21,695
Charge-offs:
Commercial and industrial	(3,739)	(9)	(63)
Real estate:
Commercial	(2,400)	—	(2)
Construction and land development	—	—	(31)
Residential	(271)	(81)	(122)
Other	(64)	(97)	(86)
Total charge-offs	(6,474)	(187)	(304)
Recoveries:
Commercial and industrial	327	243	504
Real estate:
Commercial	43	28	83
Construction and land development	235	232	40
Residential	143	281	157
Other	79	14	17
Total recoveries	827	798	801
Net charge-offs (recoveries)	(5,647)	611	497
Allowance, at end of period	$131,527	$136,671	$92,187

The following table presents the components of the provision for credit losses:

	Quarter ended
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Provision for loan losses	$503	$709	$21,695
Day 2 provision on Seacoast acquired loans	—	8,557	—
Provision for off-balance sheet commitments	(370)	527	849
Provision for held-to-maturity securities	—	(195)	—
Recovery of accrued interest	(87)	(135)	(280)
Provision for credit losses	$46	$9,463	$22,264

The following table summarizes the allocation of the ACL:

	March 31, 2021		December 31, 2020		March 31, 2020
(in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent
Commercial and industrial	$55,941	42.5%	$58,812	43.0%	$45,981	49.9%
Real estate:
Commercial	53,324	40.5%	49,074	35.9%	29,369	31.9%
Construction and land development	14,557	11.1%	21,413	15.7%	9,895	10.7%
Residential	4,305	3.3%	4,585	3.4%	5,395	5.8%
Other	3,400	2.6%	2,787	2.0%	1,547	1.7%
Total	$131,527	100.0%	$136,671	100.0%	$92,187	100.0%

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

The provision for credit losses was $46 thousand in the first quarter 2020, compared to $9.5 million and $22.3 million in the linked and prior year quarters, respectively. While the majority of the $6.5 million of charge-offs in the first quarter 2021 were reserved in a prior period, a provision of approximately $3.0 million was recognized on a retail loan that defaulted and was partially charged-off in the quarter. The impact on the provision for credit losses of this loan was offset by an improvement in the economic forecast, net of qualitative adjustments. Two of the primary economic loss drivers used in estimating the ACL include the percentage change in GDP and unemployment. Forecasts of these metrics improved in both the fourth quarter 2020 and the first quarter 2021, which reduces the ACL and the provision for credit losses. In the first quarter 2021, a $2.3 million charge-off on a hotel loan was recognized. The Company qualitatively increased its reserve on hospitality loans as a result of this loss, partially offsetting the improvement in the economic forecast.

The $9.5 million provision for credit losses in the fourth quarter 2020 primarily consisted of the ACL recorded on the loans acquired in the Seacoast acquisition, commonly referred to as the “CECL double-count”. The $22.3 million provision for credit losses in the first quarter 2020 was primarily due to the dramatic decline in economic forecasts at the start of the COVID-19 pandemic.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The ACL on loans was 1.80% of loans at March 31, 2021, compared to 1.89% at December 31, 2020 and 1.69% at March 31, 2020.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated.

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Nonaccrual loans	$32,225	$34,818	$33,268
Loans past due 90 days or more and still accruing interest	1,114	130	126
Troubled debt restructurings	3,320	3,559	3,810
Total nonperforming loans	36,659	38,507	37,204
Other real estate	6,164	5,330	5,072
Total nonperforming assets	$42,823	$43,837	$42,276

Total assets	$10,190,699	$9,751,571	$7,500,643
Total loans	7,288,781	7,224,935	5,457,517
Nonperforming loans to total loans	0.50%	0.53%	0.68%
Nonperforming assets to total assets	0.42%	0.45%	0.56%
ACL on loans to nonperforming loans	359%	355%	248%

Nonperforming loans decreased $1.8 million to $36.7 million at March 31, 2021 from $38.5 million at December 31, 2020. The addition of a $1.5 million nonaccrual retail loan was offset by nonaccrual charge-offs of $3.3 million. The increase in loans past due 90 days or more and still accruing interest was due to one C&I loan of $0.9 million in process of renewal. The increase in other real estate of $0.9 million in the first quarter 2021 was primarily due to the addition of a $1.2 million property in California that has a 75% SBA guarantee.

Nonperforming loans

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Commercial and industrial	$22,508	$21,770	$26,531
Commercial real estate	9,968	12,519	6,225
Construction and land development	—	—	214
Residential real estate	3,945	4,189	4,154
Other	238	29	80
Total	$36,659	$38,507	$37,204

The following table summarizes the changes in nonperforming loans:

	Quarter ended
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Nonperforming loans, beginning of period	$38,507	$39,623	$26,425
CECL adoption	—	—	8,462
PCD loans immediately charged off	—	—	(1,680)
Nonperforming loans, beginning of period	$38,507	$39,623	$33,207
Additions to nonaccrual loans	5,226	3,150	2,569
Additions to restructured loans	—	—	3,750
Charge-offs	(6,474)	(187)	(390)
Other principal reductions	(1,584)	(2,388)	(1,808)
Moved to other real estate	—	(537)	—
Moved to performing	—	(355)	—
Change in loans past due 90 days or more and still accruing interest	984	(799)	(124)
Nonperforming loans, end of period	$36,659	$38,507	$37,204

Other real estate

Other real estate was $6.2 million at March 31, 2021 compared to $5.3 million at December 31, 2020.

The following table summarizes the changes in other real estate:

	Three months ended
(in thousands)	March 31, 2021	December 31, 2020
Other real estate beginning of period	$5,330	$4,835
Additions and expenses capitalized to prepare property for sale	1,236	495
Sales	(402)	—
Other real estate end of period	$6,164	$5,330

Writedowns in fair value are recorded in other noninterest expense based on current market activity shown in the appraisals.

Deposits

(in thousands)	March 31, 2021	December 31, 2020	Increase (decrease)
Noninterest-bearing deposit accounts	$2,910,216	$2,711,828	$198,388	7%
Interest-bearing transaction accounts	1,990,308	1,768,497	221,811	13%
Money market accounts	2,405,451	2,327,066	78,385	3%
Savings accounts	688,118	627,903	60,215	10%
Certificates of deposit:
Brokered	50,209	50,209	—	—%
Other	471,142	499,886	(28,744)	(6)%
Total deposits	$8,515,444	$7,985,389	$530,055	7%

Core deposits / total deposits	94%	93%
Demand deposits / total deposits	34%	34%

Total deposits at March 31, 2021 were $8.5 billion, an increase of $530.1 million from December 31, 2020, and an increase of $2.5 billion from March 31, 2020.

Core deposits, defined as total deposits excluding certificates of deposits, were $8.0 billion at March 31, 2021, an increase of $558.8 million from the linked quarter. Money market and savings accounts increased $138.6 million compared to the linked quarter, while interest-bearing and noninterest-bearing deposits increased $221.8 million and $198.4 million, respectively. Noninterest-bearing deposits were $2.9 billion at March 31, 2021, or 34.2% of total deposits. Certificates of deposit decreased $28.7 million from the linked quarter and $244.6 million from the prior year quarter. The Company has a specialty deposit portfolio focusing on property management, community associations, 1031 exchange and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $1.3 billion at March 31, 2021 and $1.1 billion at December 31, 2020.

The total cost of deposits was 0.13% for the current quarter compared to 0.17% and 0.68% for the linked quarter and prior year quarter, respectively.

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at March 31, 2021, an increase of $13.5 million from December 31, 2020. Significant activity during the first three months of 2021 was as follows:

•increase from net income of $29.9 million,
•net decrease in fair value of securities and cash flow hedges of $10.9 million, and
•decrease from dividends paid on common shares of $5.6 million.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $883.8 million at March 31, 2021, compared to $537.7 million at December 31, 2020. The low interest rate environment, coupled with an uncertain outlook and government stimulus, such as the PPP, have increased liquidity for the banking industry, including the Company. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $1.4 billion at March 31, 2021, and included $466 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $950 million could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2021, the Bank could borrow an additional $819 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $923 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.1 billion in unused commitments as of March 31, 2021. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which is available at March 31, 2021. The line of credit has a one-year term and matures in February 2022. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require EFSC and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of March 31, 2021, and December 31, 2020, EFSC and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well-capitalized” at March 31, 2021.

The following table summarizes EFSC’s various capital ratios at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	15.1%	14.9%	10.5%
Tier 1 capital to risk-weighted assets	12.3%	12.1%	8.5%
Common equity tier 1 capital to risk-weighted assets	11.0%	10.9%	7.0%
Leverage ratio (Tier 1 capital to average assets)	9.5%	10.0%	4.0%
Tangible common equity to tangible assets[1]	8.2%	8.4%
Total risk-based capital	$1,120,678	$1,094,601
Tier 1 capital	914,459	889,527
Common equity tier 1 capital	820,806	795,873

[1] Not a required regulatory capital ratio

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020	Well Capitalized Minimum %	Minimum Capital Requirement Including Capital Conservation Buffer
Total capital to risk-weighted assets	13.6%	13.7%	10.0%	10.5%
Tier 1 capital to risk-weighted assets	12.4%	12.5%	8.0%	8.5%
Common equity tier 1 capital to risk-weighted assets	12.4%	12.5%	6.5%	7.0%
Leverage ratio (Tier 1 capital to average assets)	9.5%	10.3%	5.0%	4.0%
Total risk-based capital	$1,008,945	$1,004,839
Tier 1 capital	916,253	913,169
Common equity tier 1 capital	916,200	913,116

In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital followed by a three-year transition period. The Company adopted CECL on January 1, 2020. For additional information regarding the adoption of CECL, see “Item 1. Note 1 – Summary of Significant Accounting Policies.” The Company has elected the transition provisions provided by the U.S. banking agencies’ rule. Accordingly, the regulatory capital effects resulting from adoption of the CECL methodology will not be fully reflected in the Company’s regulatory capital until January 1, 2025. Based on the Company’s regulatory capital position as of March 31, 2021, the estimated impact of adopting CECL would reduce the Common Equity Tier 1 Capital ratio by approximately 45 basis points. The actual impact of adopting CECL on the regulatory capital ratios may change as the final impact is not determined until the end of the second year of the transition period.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:

The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as tangible common equity, PPNR, PPNR ROAA, financial metrics adjusted for PPP impact, core efficiency ratio, and the tangible common equity ratio, in this release that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its tangible common equity, PPNR, PPNR ROAA, financial metrics adjusted for PPP impact, core efficiency ratio, and the tangible common equity ratio, collectively “core performance measures,” presented in this earnings release and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

The Company believes these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding the Company’s performance and capital strength. The Company’s management uses, and believes that investors benefit from referring to, these non-GAAP measures and ratios in assessing the Company’s operating results and related trends and when forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In the attached tables, the Company has provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measures for the periods indicated.

Core Performance Measures

	For the three months ended
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Net interest income	$79,123	$77,446	$63,368
Less: Incremental accretion income	—	856	1,273
Core net interest income	79,123	76,590	62,095

Total noninterest income	11,290	18,506	13,408
Less: Gain on sale of investment securities	—	—	4
Core noninterest income	11,290	18,506	13,404

Total core revenue	90,413	95,096	75,499

Total noninterest expense	52,884	51,050	38,673
Less: Other expenses related to non-core acquired loans	—	8	12
Less: Merger related expenses	3,142	2,611	—
Core noninterest expense	49,742	48,431	38,661

Core efficiency ratio	55.02%	50.93%	51.21%

Tangible Common Equity Ratio

(in thousands)	March 31, 2021	December 31, 2020
Total shareholders' equity	$1,092,497	$1,078,975
Less: Goodwill	260,567	260,567
Less: Intangible assets	21,670	23,084
Tangible common equity	$810,260	$795,324

Total assets	$10,190,699	$9,751,571
Less: Goodwill	260,567	260,567
Less: Intangible assets, net	21,670	23,084
Tangible assets	$9,908,462	$9,467,920

Tangible common equity to tangible assets	8.18%	8.40%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the three months ended
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Average shareholder’s equity	$1,096,481	$992,017	$865,035
Less: Average goodwill	260,567	237,639	210,344
Less: Average intangible assets, net	22,346	22,565	25,301
Average tangible common equity	$813,568	$731,813	$629,390

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are described throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling. The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. The Company uses an earning sensitivity model to track earnings sensitivity to a positive or negative 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income:

Rate Shock[1]	Annual % change in net interest income
+ 300 bp	12.2%
+ 200 bp	7.1%
+ 100 bp	2.3%

[1] Due to the current levels of interest rates, the downward shock scenarios are not shown.

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At March 31, 2021, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

At March 31, 2021, the Company had $4.1 billion in variable rate loans including $2.4 billion based on LIBOR and $1.3 billion based on Prime. Approximately 87% of the LIBOR based loans are indexed to one-month LIBOR. Of the total variable rate loans, $1.7 billion, or 23%, had a rate floor of which approximately $1.6 billion, or 92%, were currently priced at the floor.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2021. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes there are no such legal proceedings pending or threatened against the Company or its subsidiaries, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

On April 29, 2021, the Company’s Board of Directors approved a new share repurchase program, which will replace and supersede the prior share repurchase program initially announced on May 4, 2015. Pursuant to the new share repurchase program, the Company will be authorized to repurchase up to 2,000,000 shares of its common stock from time to time in the open market or through privately negotiated transactions. The amount approved for repurchase pursuant to the new share repurchase program represents approximately 6% of the Company’s issued and outstanding shares of common stock as of March 31, 2021, and approximately 5% of the Company’s pro forma issued and outstanding shares of common stock as of March 31, 2021, taking into account the anticipated number of shares issuable to FCBP’s shareholders based upon FCBP’s issued and outstanding shares of capital stock as of that date.

ITEM 6: EXHIBITS

Exhibit No.    Description

2.1    Agreement and Plan of Merger, dated April 26, 2021, by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, First Choice Bancorp and First Choice Bank (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2021 (File No. 001-15373)).

2.2    Agreement and Plan of Merger, dated August 20, 2020, by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, Seacoast Commerce Banc Holdings and Seacoast Commerce Bank (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 21, 2020 (File No. 001-15373)).

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

101.SCH    Inline XBRL Taxonomy Extension Schema Document.

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of April 30, 2021.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer