Form 10-Q
period 2021-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2021-07-30
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021.

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

As of July 28, 2021, the Registrant had 38,624,599 shares of outstanding common stock, $0.01 par value per share.

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

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles (United States)
Bank	Enterprise Bank & Trust	LIBOR	London Interbank Offered Rate
C&I	Commercial and Industrial	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
Company	Enterprise Financial Services Corp	PCD	Purchased Credit Deteriorated
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
EFSC	Enterprise Financial Services Corp	SBA	Small Business Administration
Enterprise	Enterprise Financial Services Corp	Seacoast	Seacoast Commerce Banc Holdings
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$126,789	$99,760
Federal funds sold	115	1,519
Interest-earning deposits (including $23,825 and $36,525 pledged as collateral, respectively)	882,087	436,424
Total cash and cash equivalents	1,008,991	537,703
Interest-earning deposits greater than 90 days	7,758	7,626
Securities available-for-sale	1,084,223	912,429
Securities held-to-maturity, net	450,665	487,610
Loans held-for-sale	5,763	13,564
Loans	7,226,267	7,224,935
Allowance for credit losses on loans	(128,185)	(136,671)
Total loans, net	7,098,082	7,088,264
Other investments	50,959	48,764
Fixed assets, net	50,972	53,169
Goodwill	260,567	260,567
Intangible assets, net	20,358	23,084
Other assets	308,655	318,791
Total assets	$10,346,993	$9,751,571

Liabilities and Shareholders' Equity
Noninterest-bearing deposit accounts	$3,111,581	$2,711,828
Interest-bearing transaction accounts	2,013,129	1,768,497
Money market accounts	2,278,306	2,327,066
Savings accounts	722,154	627,903
Certificates of deposit:
Brokered	50,209	50,209
Other	464,125	499,886
Total deposits	8,639,504	7,985,389
Subordinated debentures and notes	203,940	203,637
FHLB advances	50,000	50,000
Other borrowings	208,795	271,081
Notes payable	25,714	30,000
Other liabilities	100,739	132,489
Total liabilities	$9,228,692	$8,672,596

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized; 33,165,056 and 33,190,306 shares issued, respectively	330	332
Treasury stock, at cost; 1,980,093 shares	(73,528)	(73,528)
Additional paid in capital	688,945	697,839
Retained earnings	474,282	417,212
Accumulated other comprehensive income	28,272	37,120
Total shareholders' equity	1,118,301	1,078,975
Total liabilities and shareholders' equity	$10,346,993	$9,751,571
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$79,064	$64,478	$156,037	$131,647
Interest on debt securities:
Taxable	4,318	6,587	8,858	14,144
Nontaxable	3,394	1,812	6,473	3,301
Interest on interest-earning deposits	237	87	426	387
Dividends on equity securities	388	227	567	400
Total interest income	87,401	73,191	172,361	149,879
Interest expense:
Deposits	2,467	4,383	5,130	14,271
Subordinated debentures and notes	2,847	2,316	5,666	4,235
FHLB advances	197	455	392	1,350
Notes payable and other borrowings	152	204	312	822
Total interest expense	5,663	7,358	11,500	20,678
Net interest income	81,738	65,833	160,861	129,201
Provision (benefit) for credit losses	(2,669)	19,591	(2,623)	41,855
Net interest income after provision for credit losses	84,407	46,242	163,484	87,346
Noninterest income:
Deposit service charges	3,862	2,616	6,946	5,759
Wealth management revenue	2,516	2,326	4,999	4,827
Card services revenue	2,975	2,225	5,471	4,472
Tax credit income (expense)	1,370	(221)	329	1,815
Miscellaneous income	5,481	3,014	9,749	6,495
Total noninterest income	16,204	9,960	27,494	23,368
Noninterest expense:
Employee compensation and benefits	28,132	22,389	57,694	44,074
Occupancy	3,529	3,185	7,280	6,532
Data processing	2,850	2,144	5,740	4,226
Professional fees	1,300	1,287	2,288	2,149
Merger-related expenses	1,949	—	5,091	—
Other	14,696	8,907	27,247	19,604
Total noninterest expense	52,456	37,912	105,340	76,585

Income before income tax expense	48,155	18,290	85,638	34,129
Income tax expense	9,750	3,656	17,307	6,627
Net income	$38,405	$14,634	$68,331	$27,502

Earnings per common share
Basic	$1.23	$0.56	$2.19	$1.04
Diluted	1.23	0.56	2.18	1.04
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$38,405	$14,634	$68,331	$27,502
Other comprehensive income (loss), after-tax:
Change in unrealized gain (loss) on available-for-sale debt securities	2,850	10,984	(8,070)	21,548
Reclassification adjustment for realized gain on sale of available-for-sale debt securities	—	—	—	(3)
Reclassification of gain on held-to-maturity securities	(837)	(329)	(1,986)	(485)
Change in unrealized gain (loss) on cash flow hedges arising during the period	(205)	(1,177)	642	(6,357)
Reclassification of loss on cash flow hedges	287	234	566	357
Total other comprehensive income (loss), after-tax	2,095	9,712	(8,848)	15,060
Comprehensive income	$40,500	$24,346	$59,483	$42,562

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2021
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2021	$332	$(73,528)	$698,005	$441,511	$26,177	$1,092,497
Net income	—	—	—	38,405	—	38,405
Other comprehensive income	—	—	—	—	2,095	2,095
Cash dividends paid on common shares, $0.18 per share	—	—	—	(5,634)	—	(5,634)
Repurchase of common shares	(2)	—	(11,831)	—	—	(11,833)
Issuance under equity compensation plans, 44,364 shares, net	—	—	1,263	—	—	1,263
Share-based compensation	—	—	1,508	—	—	1,508
Balance at June 30, 2021	$330	$(73,528)	$688,945	$474,282	$28,272	$1,118,301

Balance at December 31, 2020	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income	—	—	—	68,331	—	68,331
Other comprehensive loss	—	—	—	—	(8,848)	(8,848)
Cash dividends paid on common shares, $0.36 per share	—	—	—	(11,261)	—	(11,261)
Repurchase of common shares	(2)	—	(11,831)	—	—	(11,833)
Issuance under equity compensation plans, 93,334 shares, net	—	—	154	—	—	154
Share-based compensation	—	—	2,783	—	—	2,783
Balance at June 30, 2021	$330	$(73,528)	$688,945	$474,282	$28,272	$1,118,301

Three and six months ended June 30, 2020
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2020	$281	$(73,528)	$525,838	$370,748	$23,097	$846,436
Net income	—	—	—	14,634	—	14,634
Other comprehensive income	—	—	—	—	9,712	9,712
Cash dividends paid on common shares, $0.18 per share	—	—	—	(4,715)	—	(4,715)
Issuance under equity compensation plans, 35,485 shares, net	—	—	827	—	—	827
Share-based compensation	—	—	1,069	—	—	1,069
Balance at June 30, 2020	$281	$(73,528)	$527,734	$380,667	$32,809	$867,963

Balance at December 31, 2019	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	—	—	—	27,502	—	27,502
Other comprehensive income	—	—	—	—	15,060	15,060
Cash dividends paid on common shares, $0.36 per share	—	—	—	(9,458)	—	(9,458)
Repurchase of common shares	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, 109,000 shares, net	—	—	(894)	—	—	(894)
Share-based compensation	—	—	2,029	—	—	2,029
Reclassification for the adoption of ASU 2016-13 (CECL)	—	—	—	(18,114)	—	(18,114)
Balance at June 30, 2020	$281	$(73,528)	$527,734	$380,667	$32,809	$867,963
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands, except share data)	2021	2020
Cash flows from operating activities:
Net income	$68,331	$27,502
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,044	3,048
Provision (benefit) for credit losses	(2,623)	41,855
Deferred income taxes	4,025	(4,937)
Net amortization of debt securities	3,926	2,756
Amortization of intangible assets	2,726	2,880
Mortgage loans originated-for-sale	(87,299)	(94,536)
Proceeds from mortgage loans sold	94,327	84,799
Loss (gain) on:
Sale of investment securities	—	(4)
Sale of other real estate	(596)	5
Sale of state tax credits	(96)	(211)
Share-based compensation	2,783	2,029
Net accretion of loan discount	(1,386)	(4,049)
Changes in other assets and liabilities, net	(22,167)	(2,277)
Net cash provided by operating activities	64,995	58,860
Cash flows from investing activities:
Net increase in loans	(9,370)	(815,437)
Proceeds received from:
Sale of debt securities, available-for-sale	—	207
Paydown or maturity of debt securities, available-for-sale	131,948	140,218
Paydown or maturity of debt securities, held-to-maturity	32,698	8,711
Redemption of other investments	2,213	25,978
Sale of state tax credits held for sale	4,262	1,924
Sale of other real estate	5,542	609
Settlement of bank-owned life insurance policies	—	974
Payments for the purchase of:
Available-for-sale debt securities	(316,743)	(152,082)
Other investments	(4,729)	(38,527)
State tax credits held for sale	(3,285)	(3,730)
Fixed assets, net	(847)	(1,532)
Net cash used in investing activities	(158,311)	(832,687)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	399,753	638,520
Net increase in interest-bearing deposit accounts	254,362	290,036
Proceeds from FHLB advances, net	—	27,700
Repayments of notes payable	(4,286)	(2,857)
Proceeds from issuance of subordinated debentures, net	—	61,953
Net decrease in other borrowings	(62,285)	(34,355)
Cash dividends paid on common stock	(11,261)	(9,458)
Payments for the repurchase of common stock	(11,833)	(15,347)
Payments for the issuance of equity instruments, net	154	(894)
Net cash provided by financing activities	564,604	955,298
Net increase in cash and cash equivalents	471,288	181,471
Cash and cash equivalents, beginning of period	537,703	167,256
Cash and cash equivalents, end of period	$1,008,991	$348,727
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,897	$20,574
Income taxes	34,571	30
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$3,227	$—
Sales of other real estate financed	228	48
Right-of-use assets obtained in exchange for lease obligations	—	200
Transfer of securities from available for sale to held to maturity	—	163,592

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income as reported	$38,405	$14,634	$68,331	$27,502

Weighted average common shares outstanding	31,265	26,180	31,256	26,325
Additional dilutive common stock equivalents	47	15	49	29
Weighted average diluted common shares outstanding	31,312	26,195	31,305	26,354

Basic earnings per common share:	$1.23	$0.56	$2.19	$1.04
Diluted earnings per common share:	1.23	0.56	$2.18	$1.04
For the three and six months ended June 30, 2021 common stock equivalents of approximately 154,000 and 133,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 157,000 and 147,000 common stock equivalents excluded in the prior year periods. respectively.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$99,490	$93	$(329)	$99,254
Obligations of states and political subdivisions	475,710	6,328	(1,193)	480,845
Agency mortgage-backed securities	464,288	14,393	(1,302)	477,379
U.S. Treasury bills	10,985	361	—	11,346
Corporate debt securities	14,750	649	—	15,399
Total securities available for sale	$1,065,223	$21,824	$(2,824)	$1,084,223
Held-to-maturity securities:
Obligations of states and political subdivisions	$240,163	$1,845	$(763)	$241,245
Agency mortgage-backed securities	84,544	1,403	(268)	85,679
Corporate debt securities	126,407	5,694	—	132,101
Total securities held-to-maturity	$451,114	$8,942	$(1,031)	$459,025
Allowance for credit losses	(449)
Total securities held-to-maturity, net	$450,665

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$14,978	$186	$(3)	$15,161
Obligations of states and political subdivisions	335,271	8,994	(33)	344,232
Agency mortgage-backed securities	506,703	20,190	(321)	526,572
U.S. Treasury Bills	10,980	486	—	11,466
Corporate debt securities	14,750	248	—	14,998
Total securities available for sale	$882,682	$30,104	$(357)	$912,429
Held-to-maturity securities:
Obligations of states and political subdivisions	$248,324	$2,814	$—	$251,138
Agency mortgage-backed securities	112,742	2,295	(496)	114,541
Corporate debt securities	126,993	8,851	—	135,844
Total securities held to maturity	$488,059	$13,960	$(496)	$501,523
Less: Allowance for credit losses	449
Total securities held-to-maturity, net	$487,610

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $489.4 million and $525.8 million at June 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,345	$11,435	$—	$—
Due after one year through five years	70,321	70,640	12,469	12,839
Due after five years through ten years	65,658	66,316	137,489	143,056
Due after ten years	453,611	458,453	216,612	217,451
Agency mortgage-backed securities	464,288	477,379	84,544	85,679
	$1,065,223	$1,084,223	$451,114	$459,025

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	June 30, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$76,671	$329	$—	$—	$76,671	$329
Obligations of states and political subdivisions	$142,099	$1,193	$—	$—	$142,099	$1,193
Agency mortgage-backed securities	116,819	1,301	74	1	116,893	1,302
	$335,589	$2,823	$74	$1	$335,663	$2,824

	December 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$4,997	$3	$—	$—	$4,997	$3
Obligations of states and political subdivisions	$4,079	$33	$—	$—	$4,079	$33
Agency mortgage-backed securities	65,986	321	—	—	65,986	321
	$75,062	$357	$—	$—	$75,062	$357

The unrealized losses at both June 30, 2021 and December 31, 2020 were primarily attributable to changes in market interest rates after the securities were purchased. At June 30, 2021 and December 31, 2020, the Company had not recorded an ACL on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $3.5 million at June 30, 2021 and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2021, the ACL on held-to-maturity securities was $0.4 million.

During the three and six months ended June 30, 2021, there were no sales of available-for-sale investment securities. Proceeds from sales of available-for-sale investment securities during the six months ended June 30, 2020 were immaterial.

Other Investments
At June 30, 2021 and December 31, 2020, other investments totaled $51.0 million and $48.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $12.0 million and $10.8 million at June 30, 2021 and December 31, 2020, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs, CDFIs, private equity investments, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

(in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$2,943,048	$3,100,299
Real estate:
Commercial - investor owned	1,646,021	1,589,419
Commercial - owner occupied	1,554,727	1,498,408
Construction and land development	556,776	546,686
Residential	305,497	319,179
Total real estate loans	4,063,021	3,953,692
Other	235,431	187,083
Loans, before unearned loan fees	7,241,500	7,241,074
Unearned loan fees, net	(15,233)	(16,139)
Loans, including unearned loan fees	$7,226,267	$7,224,935

PPP loans totaled $408.9 million at June 30, 2021, or $396.7 million net of deferred fees of $12.2 million. The loan balance at June 30, 2021 also includes a net premium on acquired loans of $20.6 million. At June 30, 2021 loans of $2.8 billion were pledged to FHLB and the Federal Reserve Bank.

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

Accrued interest receivable totaled $24.6 million at June 30, 2021 and was reported in Other Assets on the consolidated balance sheets.

A summary of the activity in the ACL on loans by category for the three and six months ended June 30, 2021 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2021	$55,941	$33,105	$20,219	$14,557	$4,305	$3,400	$131,527
Provision (benefit) for credit losses	(1,839)	2,859	(4,449)	(2,957)	255	3,658	(2,473)
Charge-offs	(1,451)	—	(216)	—	(44)	(121)	(1,832)
Recoveries	700	39	10	32	161	21	963
Balance at June 30, 2021	$53,351	$36,003	$15,564	$11,632	$4,677	$6,958	$128,185

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Provision (benefit) for credit losses	(1,298)	6,240	(1,223)	(10,048)	103	4,256	(1,970)
Charge-offs	(5,190)	(2,372)	(244)	—	(315)	(185)	(8,306)
Recoveries	1,027	73	19	267	304	100	1,790
Balance at June 30, 2021	$53,351	$36,003	$15,564	$11,632	$4,677	$6,958	$128,185

The ACL on sponsor finance loans, which is included in the categories above, represented $20.1 million and $19.0 million, respectively, as of June 30, 2021 and December 30, 2020.

A summary of the activity in the ACL on loans by category for the three and six months ended June 30, 2020 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2020	$45,981	$19,892	$9,477	$9,895	$5,395	$1,547	$92,187
Provision for credit losses	7,168	2,599	1,600	6,038	744	242	18,391
Charge-offs	(3,303)	(224)	—	—	(32)	(105)	(3,664)
Recoveries	293	2,752	11	29	226	45	3,356
Balance at June 30, 2020	50,139	25,019	11,088	15,962	6,333	1,729	110,270

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2019	$27,455	$5,935	$4,873	$2,611	$1,280	$1,134	$43,288
CECL adoption	6,494	10,726	2,598	5,183	3,470	(84)	28,387
PCD loans immediately charged off	—	(5)	(57)	(217)	(1,401)	—	(1,680)
Balance at January 1, 2020	$33,949	$16,656	$7,414	$7,577	$3,349	$1,050	$69,995
Provision for credit losses	18,759	5,823	3,594	8,347	2,755	808	40,086
Charge-offs	(3,366)	(226)	—	(31)	(154)	(191)	(3,968)
Recoveries	797	2,766	80	69	383	62	4,157
Balance at June 30, 2020	$50,139	$25,019	$11,088	$15,962	$6,333	$1,729	$110,270

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 70%, 5%, and 25%, respectively, which added approximately $12.9 million to the ACL over the baseline model. These forecasts incorporate an accommodative monetary policy and the current and anticipated impact of government stimulus. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, loans in the hospitality sector, and loans with other specific identified risks by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines if another significant wave of COVID hits, the vaccination process stalls, small-business bankruptcies occur at higher levels, or unemployment increases.

The following tables present the recorded investment in nonperforming loans by category:

	June 30, 2021
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$19,082	$2,965	$2,797	$24,844	$10,215
Real estate:
Commercial - investor owned	7,359	—	—	7,359	441
Commercial - owner occupied	5,885	—	—	5,885	1,616
Construction and land development	100	—	—	100	100
Residential	3,961	77	—	4,038	2,695
Other	16	—	10	26	—
Total	$36,403	$3,042	$2,807	$42,252	$15,067

	December 31, 2020
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$18,158	$3,482	$130	$21,770	$8,316
Real estate:
Commercial - investor owned	9,579	—	—	9,579	716
Commercial - owner occupied	2,940	—	—	2,940	6,024
Residential	4,112	77	—	4,189	—
Other	29	—	—	29	3,190
Total	$34,818	$3,559	$130	$38,507	$18,246

The total nonperforming loan balances at June 31, 2021 and December 31, 2020 exclude government guaranteed balances of $3.9 million for each period.

No interest income was recognized on nonaccrual loans during the three and six months ended June 30, 2021 or 2020.

The amortized cost basis of collateral-dependent nonperforming loans by class of loan is presented for the periods indicated:

	June 30, 2021
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$11,941	$—	$4,252	$—
Real estate:
Commercial - investor owned	7,141	—	—	—
Commercial - owner occupied	5,767	—	—	—
Residential	100	3,984	—	—
Other	—	—	—	15
Total	$24,949	$3,984	$4,252	$15

	December 31, 2020
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$8,316	$—	$394	$—
Real estate:
Commercial - investor owned	9,579	—	—	—
Commercial - owner occupied	2,940	—	—	—
Residential	—	4,135	—	—
Other	—	—	—	17
Total	$20,835	$4,135	$394	$17

There were no loans restructured during the three and six months ended June 30, 2021 or the three months ended June 30, 2020. The recorded investment by category for troubled debt restructurings that occurred during the six months ended June 30, 2020 are as follows:

	June 30, 2020
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	1	$3,731	$3,731
Real estate:
Residential	2	155	155
Total	3	$3,886	$3,886

No troubled debt restructurings subsequently defaulted during the three and six months ended June 30, 2021 or 2020.

In response to the COVID-19 pandemic, the Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not included above as troubled debt restructurings. As of June 30, 2021, $8.5 million loans remain in a deferral status. Interest of $4.1 million has been deferred and will be collected upon final maturity.

The aging of the recorded investment in past due loans by class is presented for the periods indicated.

	June 30, 2021
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$8,245	$15,247	$23,492	$2,907,313	$2,930,805
Real estate:
Commercial - investor owned	1,065	6,700	7,765	1,638,256	1,646,021
Commercial - owner occupied	4,710	512	5,222	1,549,505	1,554,727
Construction and land development	65	100	165	556,611	556,776
Residential	461	1,925	2,386	303,111	305,497
Other	62	25	87	232,354	232,441
Total	$14,608	$24,509	$39,117	$7,187,150	$7,226,267

	December 31, 2020
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$8,652	$12,928	$21,580	$3,067,415	$3,088,995
Real estate:
Commercial - investor owned	734	9,301	10,035	1,579,384	1,589,419
Commercial - owner occupied	328	4,647	4,975	1,493,433	1,498,408
Construction and land development	13	—	13	546,673	546,686
Residential	2,071	2,118	4,189	314,990	319,179
Other	1,731	50	1,781	180,467	182,248
Total	$13,529	$29,044	$42,573	$7,182,362	$7,224,935

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

The recorded investment by risk category of loans by class and year of origination is presented in the following tables as of the dates indicated:

	June 30, 2021
	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$731,143	$649,462	$384,160	$183,888	$117,020	$76,679	$8,765	$564,593	$2,715,710
Watch (7)	31,131	33,339	13,864	8,671	4,163	12,402	7,628	58,428	169,626
Classified (8-9)	7,365	2,049	8,451	2,592	3,254	880	2,018	15,487	42,096
Total Commercial and industrial	$769,639	$684,850	$406,475	$195,151	$124,437	$89,961	$18,411	$638,508	$2,927,432

Commercial real estate-investor owned
Pass (1-6)	$249,960	$421,836	$327,290	$169,832	$111,808	$227,018	$3,690	$38,687	$1,550,121
Watch (7)	9,126	27,342	13,822	7,144	—	19,381	—	—	76,815
Classified (8-9)	—	6,012	429	6,651	—	2,684	—	—	15,776
Total Commercial real estate-investor owned	$259,086	$455,190	$341,541	$183,627	$111,808	$249,083	$3,690	$38,687	$1,642,712

Commercial real estate-owner occupied
Pass (1-6)	$213,157	$398,971	$240,316	$181,078	$142,757	$229,030	$—	$41,902	$1,447,211
Watch (7)	8,794	7,884	1,651	15,452	5,917	9,605	—	1,349	50,652
Classified (8-9)	1,085	895	11,363	6,112	4,660	8,231	88	63	32,497
Total Commercial real estate-owner occupied	$223,036	$407,750	$253,330	$202,642	$153,334	$246,866	$88	$43,314	$1,530,360

Construction real estate
Pass (1-6)	$174,256	$133,328	$116,620	$39,332	$7,784	$13,490	$195	$20,974	$505,979
Watch (7)	28,003	4,926	—	1,216	11,215	2,423	—	—	47,783
Classified (8-9)	—	54	—	427	—	26	—	100	607
Total Construction real estate	$202,259	$138,308	$116,620	$40,975	$18,999	$15,939	$195	$21,074	$554,369

Residential real estate
Pass (1-6)	$38,535	$49,198	$21,357	$13,139	$11,177	$99,035	$171	$62,095	$294,707
Watch (7)	33	276	719	342	—	2,691	—	400	4,461
Classified (8-9)	569	706	575	77	13	3,408	—	74	5,422
Total residential real estate	$39,137	$50,180	$22,651	$13,558	$11,190	$105,134	$171	$62,569	$304,590

Other
Pass (1-6)	$86,875	$54,771	$19,687	$24,583	$8,414	$20,903	$—	$13,144	$228,377
Watch (7)	—	—	—	5	—	2,539	—	135	2,679
Classified (8-9)	—	—	14	16	—	21	—	2	53
Total Other	$86,875	$54,771	$19,701	$24,604	$8,414	$23,463	$—	$13,281	$231,109

	December 31, 2020
	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,402,276	$454,729	$262,258	$132,832	$25,057	$58,315	$14,118	$527,170	$2,876,755
Watch (7)	44,922	15,369	9,585	7,509	19,613	110	—	60,448	157,556
Classified (8-9)	6,602	9,219	3,115	3,964	4,490	1,080	1,281	22,432	52,183
Total Commercial and industrial	$1,453,800	$479,317	$274,958	$144,305	$49,160	$59,505	$15,399	$610,050	$3,086,494

Commercial real estate-investor owned
Pass (1-6)	$481,867	$338,843	$189,305	$131,718	$138,288	$161,439	$6,509	$32,058	$1,480,027
Watch (7)	32,308	19,722	6,656	—	9,647	17,370	—	—	85,703
Classified (8-9)	—	5,278	8,716	5,830	1,245	2,620	—	—	23,689
Total Commercial real estate-investor owned	$514,175	$363,843	$204,677	$137,548	$149,180	$181,429	$6,509	$32,058	$1,589,419

Commercial real estate-owner occupied
Pass (1-6)	$419,142	$287,001	$215,181	$179,382	$104,470	$167,456	$2,672	$45,323	$1,420,627
Watch (7)	13,657	5,257	3,113	6,198	4,338	8,460	1,776	941	43,740
Classified (8-9)	2,420	7,427	5,822	6,140	1,309	10,860	—	63	34,041
Total Commercial real estate-owner occupied	$435,219	$299,685	$224,116	$191,720	$110,117	$186,776	$4,448	$46,327	$1,498,408

Construction real estate
Pass (1-6)	$223,069	$156,360	$45,460	$18,579	$11,539	$9,144	$—	$28,880	$493,031
Watch (7)	2,544	86	34,179	11,632	—	2,499	—	—	50,940
Classified (8-9)	56	2,124	503	1	—	31	—	—	2,715
Total Construction real estate	$225,669	$158,570	$80,142	$30,212	$11,539	$11,674	$—	$28,880	$546,686

Residential real estate
Pass (1-6)	$57,059	$27,907	$17,718	$17,138	$27,443	$92,657	$1,172	$66,902	$307,996
Watch (7)	210	840	526	—	514	1,603	287	511	4,491
Classified (8-9)	571	733	121	14	898	3,181	—	253	5,771
Total residential real estate	$57,840	$29,480	$18,365	$17,152	$28,855	$97,441	$1,459	$67,666	$318,258

Other
Pass (1-6)	$43,526	$28,195	$30,074	$9,646	$5,641	$17,027	$—	$40,779	$174,888
Watch (7)	—	1	8	—	—	2,637	—	1	2,647
Classified (8-9)	—	18	19	13	—	17	8	4	79
Total Other	$43,526	$28,214	$30,101	$9,659	$5,641	$19,681	$8	$40,784	$177,614

In the tables above, loan originations in 2021 and 2020 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.
The following tables presents the recorded investment on loans based on payment activity as of the periods indicated:

	June 30, 2021
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$3,370	$3	$3,373
Real estate:
Commercial - investor owned	3,309	—	3,309
Commercial - owner occupied	24,367	—	24,367
Construction and land development	2,407	—	2,407
Residential	907	—	907
Other	1,322	10	1,332
Total	$35,682	$13	$35,695

	December 31, 2020
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$2,502	$—	$2,502
Real estate:
Residential	921	—	921
Other	4,612	21	4,633
Total	$8,035	$21	$8,056

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$1,982,555	$1,946,068
Letters of credit	55,571	50,971

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2021, and December 31, 2020, approximately $167.3 million and $160.6 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $5.4 million and $5.7 million for estimated losses attributable to the unadvanced commitments at June 30, 2021, and December 31, 2020, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2021, the approximate remaining terms of standby letters of credit range from 1 month to 3 years.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate swap	$61,962	$61,962	$—	$—	$4,379	$5,987

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$983,018	$1,026,016	$19,809	$28,703	$19,846	$28,980

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

As of June 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$19,809	$—	$19,809	$570	$—	$19,239

Liabilities:
Interest rate swap	$24,225	$—	$24,225	$570	$23,312	$343
Securities sold under agreements to repurchase	208,795	—	208,795	—	208,795	—

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$28,703	$—	$28,703	$2	$—	$28,701

Liabilities:
Interest rate swap	$34,967	$—	$34,967	$2	$34,903	$62
Securities sold under agreements to repurchase	271,081	—	271,081	—	271,081	—

As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25.0 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $23.3 million.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$99,254	$—	$99,254
Obligations of states and political subdivisions	—	480,845	—	480,845
Agency mortgage-backed securities	—	477,379	—	477,379
U.S. Treasury bills	—	11,346	—	11,346
Corporate debt securities	—	15,399	—	15,399
Total securities available for sale	—	1,084,223	—	1,084,223
Derivatives	—	19,809	—	19,809
Total assets	$—	$1,104,032	$—	$1,104,032

Liabilities
Derivatives	$—	$24,225	$—	$24,225
Total liabilities	$—	$24,225	$—	$24,225

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$15,161	$—	$15,161
Obligations of states and political subdivisions	—	344,232	—	344,232
Residential mortgage-backed securities	—	526,572	—	526,572
Corporate debt securities	—	14,998	—	14,998
U.S. Treasury bills	—	11,466	—	11,466
Total securities available-for-sale	—	912,429	—	912,429
Derivative financial instruments	—	28,703	—	28,703
Total assets	$—	$941,132	$—	$941,132

Liabilities
Derivatives	$—	$34,967	$—	$34,967
Total liabilities	$—	$34,967	$—	$34,967

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. At June 30, 2021, no assets were measured on a nonrecurring basis.

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	June 30, 2021			December 31, 2020
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$450,665	$470,099	Level 2	$487,610	$501,523	Level 2
Other investments	50,959	50,959	Level 2	48,764	48,764	Level 2
Loans held for sale	5,763	5,763	Level 2	13,564	13,564	Level 2
Loans, net	7,098,082	7,093,710	Level 3	7,088,264	7,067,562	Level 3
State tax credits, held for sale	34,710	38,629	Level 3	36,853	39,925	Level 3

Balance sheet liabilities
Certificates of deposit	$514,334	$515,877	Level 3	$550,095	$553,946	Level 3
Subordinated debentures and notes	203,940	193,136	Level 2	203,637	192,889	Level 2
FHLB advances	50,000	51,591	Level 2	50,000	51,871	Level 2
Other borrowings and notes payable	234,509	234,509	Level 2	301,081	301,081	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY AND COMPENSATION PLANS

Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income after-tax by component:

Three months ended
(in thousands)	Net Unrealized Gain on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, March 31, 2021	$11,400	$18,159	$(3,382)	$26,177
Net change	$2,850	$(837)	$82	$2,095
Balance, June 30, 2021	$14,250	$17,322	$(3,300)	$28,272

Balance, March 31, 2020	$25,538	$4,778	$(7,219)	$23,097
Net change	$10,984	$(329)	$(943)	$9,712
Transfer from available-for-sale to held-to-maturity	(8,650)	8,650	—	—
Balance, June 30, 2020	$27,872	$13,099	$(8,162)	$32,809

Six months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	$(8,070)	$(1,986)	$1,208	$(8,848)
Balance, June 30, 2021	$14,250	$17,322	$(3,300)	$28,272

Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749
Net change	$21,545	$(485)	$(6,000)	$15,060
Transfer from available-for-sale to held-to-maturity	$(8,650)	$8,650	$—	$—
Balance, June 30, 2020	$27,872	$13,099	$(8,162)	$32,809

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended June 30,
	2021			2020
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale debt securities	$3,795	$945	$2,850	$14,587	$3,603	$10,984
Reclassification of gain on held-to-maturity securities(b)	(1,115)	(278)	(837)	(437)	(108)	(329)
Change in unrealized loss on cash flow hedges arising during the period	(273)	(68)	(205)	(1,563)	(386)	(1,177)
Reclassification of loss on cash flow hedges(b)	382	95	287	311	77	234
Total other comprehensive income	$2,789	$694	$2,095	$12,898	$3,186	$9,712

	Six months ended June 30,
	2021			2020
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale debt securities	$(10,746)	$(2,676)	$(8,070)	$28,616	$7,068	$21,548
Reclassification adjustment for realized gain on sale of available-for-sale debt securities(a)	—	—	—	(4)	(1)	(3)
Reclassification of gain on held-to-maturity securities(b)	(2,644)	(658)	(1,986)	(644)	(159)	(485)
Change in unrealized gain (loss) on cash flow hedges arising during the period	855	213	642	(8,442)	(2,085)	(6,357)
Reclassification of loss on cash flow hedges(b)	754	188	566	474	117	357
Total other comprehensive income	$(11,781)	$(2,933)	$(8,848)	$20,000	$4,940	$15,060
(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations

Compensation Plans
Employee Stock Options

During the six months ended June 30, 2021, employee stock options were granted under the Amended and Restated 2018 Stock Incentive Plan.

Various information related to the stock options is shown below.

	Employee Stock Options	Weighted Average Life	Weighted Average Price	Shares Exercisable	Weighted Average Exercise Price
Options Outstanding, December 31, 2020	—
Options granted	111,804		$43.81	—	$—
Options forfeited	(1,500)
Options Outstanding, June 30, 2021	110,304	9.7

NOTE 9 - SUBSEQUENT EVENT

On July 21, 2021 the Company completed its previously-announced merger with First Choice Bancorp (“FCBP”), the holding company of First Choice Bank (“First Choice”) pursuant to the Agreement and Plan of Merger, dated April 26, 2021. FCBP merged with and into EFSC, and First Choice subsequently merged with and into the Bank (with EFSC and the Bank as the surviving entities). As of June 30, 2021, First Choice had approximately $2.4 billion in assets, $2.0 billion in loans and $1.9 billion in deposits.

In connection with the merger, the Company issued approximately 7.8 million shares of Enterprise common stock valued at $44.01 per share, the closing price of Enterprise common stock on July 21, 2021. The value of the consideration was approximately $346 million.

Effective as of July 28, 2021, EFSC further amended its certificate of incorporation to increase the number of authorized shares of common stock from 45,000,000 shares to 75,000,000 (the “Amendment”). As previously disclosed on Form 8-K filed with the SEC on July 20, 2021, the stockholders of EFSC approved the Amendment at a special meeting of stockholders held on July 20, 2021.

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to: our ability to efficiently consummate and integrate acquisitions, including the FCBP acquisition, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting policies and practices or accounting standards, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as CECL model, which has changed how we estimate credit losses; uncertainty regarding the future of LIBOR; natural disasters, war or terrorist activities, or pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which we operate; increased unemployment rates and defaults as a result of the economic disruptions caused by COVID-19; the impact of governmental orders issued in response to COVID-19; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2020 Annual Report on Form 10-K, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2021 compared to the financial condition as of December 31, 2020. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended June 30, 2021, compared to the linked first quarter (“linked quarter”) in 2021 and the results of operations, liquidity and cash flows for the six months ended June 30, 2021 compared to the same period in 2020. In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2020. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company has prepared the consolidated financial information in this report in accordance with GAAP. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The three months ended June 30, 2021 continued to be characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses was $128.2 million at June 30, 2021 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $19.1 million. Conversely, the allowance would have increased $40.0 million using only the downside scenario.

Executive Summary

The Company closed its acquisition of Seacoast on November 12, 2020. The results of operations of Seacoast are included in our results from this date forward, which may affect certain comparisons to the six months ended June 30, 2020.

Below are highlights of the Company’s financial performance for the periods indicated.

(in thousands, except per share data)	At or for the three months ended			At or for the six months ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
EARNINGS
Total interest income	$87,401	$84,960	$73,191	$172,361	$149,879
Total interest expense	5,663	5,837	7,358	11,500	20,678
Net interest income	81,738	79,123	65,833	160,861	129,201
Provision for credit losses	(2,669)	46	19,591	(2,623)	41,855
Net interest income after provision for credit losses	84,407	79,077	46,242	163,484	87,346
Total noninterest income	16,204	11,290	9,960	27,494	23,368
Total noninterest expense	52,456	52,884	37,912	105,340	76,585
Income before income tax expense	48,155	37,483	18,290	85,638	34,129
Income tax expense	9,750	7,557	3,656	17,307	6,627
Net income	$38,405	$29,926	$14,634	$68,331	$27,502

Basic earnings per share	$1.23	$0.96	$0.56	$2.19	$1.04
Diluted earnings per share	$1.23	0.96	$0.56	$2.18	$1.04

Return on average assets	1.50%	1.22%	0.72%	1.36%	0.71%
Return on average common equity	13.79%	11.07	6.78%	12.45%	6.38%
Return on average tangible common equity[1]	18.44%	14.92	9.28%	16.71%	8.76%
Net interest margin (tax equivalent)	3.46%	3.50	3.53%	3.48%	3.65%
Efficiency ratio	53.56%	58.49	50.02%	55.93%	50.20%
Core efficiency ratio[1]	51.86%	55.02	50.66%	53.38%	50.94%
Book value per common share	$35.86	$34.95	$33.13
Tangible book value per common share[1]	$26.85	25.92	$24.22

ASSET QUALITY
Net charge-offs	$869	$5,647	$309	$6,516	$1,491
Nonperforming loans	42,252	36,659	41,473
Classified assets	100,063	114,713	96,678
Nonperforming loans to total loans	0.58%	0.50%	0.68%
Nonperforming assets to total assets	0.44%	0.42	0.55%
ACL on loans to total loans	1.77%	1.80	1.80%
Net charge-offs to average loans (annualized)	0.05%	0.32	0.02%	0.18%	0.05%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•The Company was active in continuing to support its customers in the PPP. Details of the PPP loans are noted in the following table:

	At or for the three months ended		At or for the six months ended
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
PPP loans outstanding, net of deferred fees	$396,660	$737,660	$396,660	$807,814
Average PPP loans outstanding, net	664,375	692,161	678,268	634,632
PPP average loan size	171	220	196	224
PPP interest and fee income	7,940	8,475	16,415	4,083
PPP deferred fees	12,243	16,676	12,243	22,414
PPP average yield	4.79%	4.97%	4.88%	1.29%

PPP has impacted the Company’s financial metrics in all periods since the Company began participating in April 2020. Loan and deposit growth, earnings per share, and return on assets all increased due to the PPP. Conversely, the allowance coverage ratio, the leverage ratio and the ratio of tangible common equity to tangible assets all decreased. The net interest margin has benefited in quarters where loan forgiveness has been approved by the SBA and related loan fees have been accelerated into income. Since the PPP loans are guaranteed by the SBA, CET1, Tier 1 and total risk-based capital are not impacted by the PPP loan balances.

•Pre-provision net revenue1 (“PPNR”) of $47.4 million in the second quarter 2021 increased $6.8 million from the linked quarter PPNR of $40.7 million. PPNR for the six months ended June 30, 2021 of $88.1 million increased $12.1 million from $76.0 million in the prior year period. The increase from the linked quarter was primarily due to a stronger noninterest income and an increase in net interest income. The increase for the six months ended June 30, 2021 compared to the prior year period was primarily from the Seacoast acquisition that was completed in the fourth quarter 2020 and income from PPP that started in the second quarter 2020.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $81.7 million for the second quarter 2021 increased $2.6 million, or 3.3%, from the linked quarter, primarily due to higher loan and investment volumes. Net interest margin (“NIM”) was 3.46% for the second quarter 2021, compared to 3.50% for the linked quarter. Net interest income was $160.9 million for the six months ended June 30, 2021, compared to $129.2 million in the prior year period. NIM was 3.48% for the six months ended June 30, 2021, compared to 3.53% for the prior year period. Net interest income in 2021 increased over the prior year due to the Seacoast acquisition and PPP loan fees and interest. NIM for the six months ended June 30, 2021, declined from the prior year period primarily due to a lower rate environment and an increase in cash on the balance sheet.

•Noninterest income of $16.2 million for the second quarter 2021 increased $4.9 million from the linked quarter, primarily due to higher tax credit activity. For the six months ended June 30, 2021, noninterest income was $27.5 million, compared to $23.4 million in the prior year period. The increase was primarily due to the Seacoast acquisition, income on private equity investments and higher gains on mortgage sales, offset by a decline in tax credit and swap fee income.

Balance sheet highlights:

•Loans – Total loans were $7.2 billion at both June 30, 2021 and December 31, 2020. PPP loans declined $302.0 million during the first half of 2021 due to higher loan forgiveness and the end of the statutory deadline for new PPP originations. Excluding PPP, loans increased $303.3 million in the first half of 2021, primarily due to specialty lending.

•Deposits – Total deposits increased $654.1 million, or 8.1%, to $8.6 billion at June 30, 2021 from $8.0 billion at December 31, 2020. Deposits from PPP loans and the low-rate environment has contributed to the increase during the first half of 2021. Specialty deposits increased $316.4 million in 2021 primarily due to community associations and sponsor finance. Noninterest deposit accounts represented 36.0% of total deposits and the loan to deposit ratio was 83.6% at June 30, 2021.
•Asset quality – The allowance for credit losses on loans to total loans was 1.77% at June 30, 2021, compared to 1.80% at December 31, 2020. Nonperforming assets to total assets was 0.44% at June 30, 2021 compared to 0.42% at December 31, 2020. The decline in the allowance to total loans ratio in the first half of 2021 was primarily due to net loan charge-offs of $6.5 million, improved credit metrics, and continued improvement in economic forecasts.
•Shareholders’ equity – Total shareholders’ equity was $1.1 billion at both June 30, 2021 and December 31, 2020, and the tangible common equity to tangible assets ratio2 was 8.32% and 8.40%, respectively. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at June 30, 2021.

The Company has 1,748,363 shares available for repurchase under its common stock repurchase authorization. The Company repurchased 251,637 shares totaling $11.8 million in the first half of 2021.

The Company’s Board of Directors approved a quarterly dividend of $0.19 per common share, payable on September 30, 2021 to shareholders of record as of September 15, 2021, an increase of $0.01 from the prior dividend.

2 Tangible common equity to tangible assets ratio is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following tables present, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,			Three months ended March 31,
	2021			2021
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$7,272,209	$78,769	4.34%	$7,157,961	$76,674	4.34%
Tax-exempt loans (2)	34,262	393	4.60	34,815	399	4.65
Total loans	7,306,471	79,162	4.35	7,192,776	77,073	4.35
Taxable debt and equity investments	856,439	4,706	2.20	849,123	4,719	2.25
Non-taxable debt and equity investments (2)	646,143	4,520	2.81	568,182	4,099	2.93
Short-term investments	806,928	237	0.12	679,659	189	0.11
Total securities and short-term investments	2,309,510	9,463	1.64	2,096,964	9,007	1.74
Total interest-earning assets	9,615,981	88,625	3.70	9,289,740	86,080	3.76
Noninterest-earning assets	665,363			650,312
Total assets	$10,281,344			$9,940,052

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,985,811	$336	0.07%	$1,887,059	$328	0.07%
Money market accounts	2,344,871	988	0.17	2,350,592	975	0.17
Savings	718,193	52	0.03	654,662	48	0.03
Certificates of deposit	522,633	1,091	0.84	537,166	1,312	0.99
Total interest-bearing deposits	5,571,508	2,467	0.18	5,429,479	2,663	0.20
Subordinated debentures	203,849	2,847	5.60	203,694	2,819	5.61
FHLB advances	50,000	197	1.58	50,000	195	1.58
Securities sold under agreements to repurchase	209,062	58	0.11	231,527	60	0.11
Other borrowed funds	27,147	94	1.39	28,650	100	1.42
Total interest-bearing liabilities	6,061,566	5,663	0.37	5,943,350	5,837	0.40
Noninterest bearing liabilities:
Demand deposits	3,008,703			2,777,900
Other liabilities	94,106			122,321
Total liabilities	9,164,375			8,843,571
Shareholders' equity	1,116,969			1,096,481
Total liabilities & shareholders' equity	$10,281,344			$9,940,052
Net interest income		$82,962			$80,243
Net interest spread			3.33%			3.36%
Net interest margin			3.46%			3.50%
(1)Average balances include nonaccrual loans. Interest income includes loan fees of $7.6 million, and $8.1 million for the three months ended June 30, 2021 and December 31, 2020, respectively.
(2)Interest income and yields have been adjusted to reflect a tax-equivalent basis.

	Six months ended June 30,
	2021			2020
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$7,215,401	$155,442	4.34%	$5,655,140	$130,940	4.66%
Tax-exempt loans (2)	34,537	792	4.62	37,019	938	5.10
Total loans	7,249,938	156,234	4.35	5,692,159	131,878	4.66
Taxable debt and equity investments	852,802	9,425	2.23	1,096,703	14,544	2.67
Non-taxable debt and equity investments (2)	607,377	8,619	2.86	257,707	4,384	3.42
Short-term investments	743,645	426	0.12	134,758	387	0.58
Total securities and short-term investments	2,203,824	18,470	1.69	1,489,168	19,315	2.61
Total interest-earning assets	9,453,762	174,704	3.73	7,181,327	151,193	4.23
Noninterest-earning assets	657,879			579,577
Cash and due from banks	115,699			92,341
Other assets	676,096			573,806
Allowance for loan losses	(133,916)			(86,570)
Total assets	$10,111,641			$7,760,904

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,936,707	$664	0.07%	$1,431,311	$1,581	0.22%
Money market accounts	2,347,716	1,963	0.17	1,876,482	5,735	0.61
Savings	686,603	100	0.03	566,549	188	0.07
Certificates of deposit	529,860	2,403	0.91	755,871	6,767	1.80
Total interest-bearing deposits	5,500,886	5,130	0.19	4,630,213	14,271	0.62
Subordinated debentures	203,772	5,666	5.61	155,303	4,235	5.48
FHLB advances	50,000	392	1.58	235,842	1,350	1.15
Securities sold under agreements to repurchase	220,233	118	0.11	197,002	419	0.43
Other borrowed funds	27,894	194	1.40	33,556	403	2.42
Total interest-bearing liabilities	6,002,785	11,500	0.39	5,251,916	20,678	0.79
Noninterest bearing liabilities:
Demand deposits	2,893,939			1,564,513
Other liabilities	108,135			77,876
Total liabilities	9,004,859			6,894,305
Shareholders' equity	1,106,782			866,599
Total liabilities & shareholders' equity	$10,111,641			$7,760,904
Net interest income		$163,204			$130,515
Net interest spread			3.34%			3.44%
Net interest margin			3.48%			3.65%
(1)Average balances include nonaccrual loans. Interest income includes loan fees of $15.6 million, and $4.9 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Interest income and yields have been adjusted to reflect a tax-equivalent basis.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended June 30, 2021			Six months ended June 30, 2021
	compared to			compared to
	Three months ended March 31, 2021			Six months ended June 30, 2020
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$2,095	$—	$2,095	$33,792	$(9,290)	$24,502
Tax-exempt loans (3)	(4)	(2)	(6)	(62)	(84)	(146)
Taxable debt and equity investments	56	(69)	(13)	(2,944)	(2,175)	(5,119)
Non-taxable debt and equity investments (3)	586	(165)	421	5,056	(821)	4,235
Short-term investments	32	16	48	558	(519)	39
Total interest-earning assets	$2,765	$(220)	$2,545	$36,400	$(12,889)	$23,511

Interest paid on:
Interest-bearing transaction accounts	$8	$—	$8	$425	$(1,342)	$(917)
Money market accounts	13	—	13	1,164	(4,936)	(3,772)
Savings	4	—	4	34	(122)	(88)
Certificates of deposit	(34)	(187)	(221)	(1,650)	(2,714)	(4,364)
Subordinated debentures	11	17	28	1,335	96	1,431
FHLB advances	1	1	2	(1,332)	374	(958)
Securities sold under agreements to repurchase	(2)	—	(2)	44	(345)	(301)
Other borrowings	(4)	(2)	(6)	(60)	(149)	(209)
Total interest-bearing liabilities	(3)	(171)	(174)	(40)	(9,138)	(9,178)
Net interest income	$2,768	$(49)	$2,719	$36,440	$(3,751)	$32,689
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) for the three months ended June 30, 2021 increased $2.7 million, or 3%, over the linked quarter prior primarily due to higher volumes on loans and investments. While PPP loans decreased in the current quarter, forgiveness of these loans by the SBA accelerates deferred loan fees into income that benefits net interest income. In addition, the reduction in PPP loans that bear a 1% interest rate have mostly been replaced with loans at a higher yield.

During the six months ended June 30, 2021, tax equivalent net interest income increased $32.7 million from the six months ended June 30, 2020, primarily due to the Seacoast acquisition and income from PPP loans that began originating in the second quarter 2020. These increases were partially offset by a decline in the yield on earning assets from 4.23% in the first half of 2020 to 3.73% in the first half of 2021. The decline in yield was due to the Federal Open Markets Committee reduction of the target federal funds rate by 150 basis points in the first quarter of 2020.

NIM was 3.46% for the second quarter, compared to 3.50% in the linked quarter. NIM decreased four basis points from the linked quarter to 3.46% during the current quarter primarily due to a six-basis point decrease in earning asset yields. The decrease in the earning asset yield was primarily due to higher levels of cash related to payoffs of PPP loans and deposit growth (5 basis points), and lower yields on investment securities (1 basis point), partially offset by loans (1 basis point) and lower cost of funds (1 basis point). The cost of interest-bearing liabilities declined two basis points from the linked quarter, primarily due to lower rates on time deposits.

NIM was 3.48% for the six months ended June 30, 2021, a 17 basis point decrease compared to 3.65% in the prior year period. NIM was impacted by the decline in short-term rates as approximately 60% of the loan portfolio (excluding PPP) has variable rates, with most indexed to one-month LIBOR. LIBOR has declined significantly over the past year in conjunction with the decrease in the target federal funds rate discussed above. Higher levels of low-yielding, short-term investments also contributed to the decline in NIM, as the average balance increased $608.9 million.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
(in thousands)	June 30, 2021	March 31, 2021	Increase (decrease)		June 30, 2021	June 30, 2020	Increase (decrease)
Deposit service charges	$3,862	$3,084	$778	25%	$6,946	$5,759	$1,187	21%
Wealth management revenue	2,516	2,483	33	1%	4,999	4,827	172	4%
Card services revenue	2,975	2,496	479	19%	5,471	4,472	999	22%
Tax credit income (expense)	1,370	(1,041)	2,411	(232)%	329	1,815	(1,486)	(82)%
Miscellaneous income	5,481	4,268	1,213	28%	9,749	6,495	3,254	50%
Total noninterest income	$16,204	$11,290	$4,914	44%	$27,494	$23,368	$4,126	18%

Total noninterest income for the first quarter 2021 was $16.2 million, an increase of $4.9 million from the linked quarter. The increase from the linked quarter was primarily due to tax credit income, along with a private equity fund distribution and gain on sale of other real estate reported in miscellaneous income. Deposit service charges and card services revenue increased over the linked quarter due to improving activity levels.

Noninterest income for the six months ended June 30, 2021, increased $4.1 million compared to the prior year period due to the Seacoast acquisition ($2.7 million), private equity income ($2.5 million), card fee income ($1.0 million) and gains on the sale of other real estate owned ($0.6 million). These increases were offset by a decrease in tax credit income of $1.5 million and a decline in customer swap fee income of $1.4 million.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
(in thousands)	June 30, 2021	March 31, 2021	Increase (decrease)		June 30, 2021	June 30, 2020	Increase (decrease)
Employee compensation and benefits	$28,132	$29,562	$(1,430)	(5)%	$57,694	$44,074	$13,620	31%
Occupancy	3,529	3,751	(222)	(6)%	7,280	6,532	748	11%
Data processing	2,850	2,890	(40)	(1)%	5,740	4,226	1,514	36%
Professional fees	1,300	988	312	32%	2,288	2,149	139	6%
Merger-related expenses	1,949	3,142	(1,193)	(38)%	5,091	—	5,091	—%
Other	14,696	12,551	2,145	17%	27,247	19,604	7,643	39%
Total noninterest expense	$52,456	$52,884	$(428)	(1)%	$105,340	$76,585	$28,755	38%

Efficiency ratio	53.56%	58.49%	(4.93)%		55.93%	50.20%	5.73%
Core efficiency ratio[1]	51.86%	55.02%	(3.16)%		53.38%	50.94%	0.92%

[1] Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.
Noninterest expense was $52.5 million for the second quarter 2021, compared to $52.9 million for the linked quarter. Employee compensation and benefits expense declined $1.4 million from the linked quarter due to seasonally higher payroll taxes in the first quarter. Merger-related expenses also declined and were $1.9 million and $3.1 million in the current and linked quarter, respectively. These decreases were offset by a $2.1 million increase in Other expense, primarily attributed to higher customer deposit and card servicing costs due to higher volumes.
Noninterest expense was $105.3 million for the six months ended June 30, 2021, compared to $76.6 million for the prior year period. The increase from the prior year was primarily due to the Seacoast acquisition ($21.4 million) and merger-related expenses ($5.1 million).

Income Taxes

The Company’s effective tax rate was 20.2% for both the first and second quarter of 2021 and 20.2% and 19.4% for the six months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate in the first half of 2021 over the comparable period in 2020 was partially due to higher state tax expense from the Company’s expanded geographic footprint.

Summary Balance Sheet

(in thousands)	June 30, 2021	December 31, 2020	Increase (decrease)
Total cash and cash equivalents	$1,008,991	$537,703	$471,288	88%
Securities	1,534,888	1,400,039	134,849	10%
Loans (excluding PPP)	6,829,606	6,551,121	278,485	4%
PPP loans, net	396,660	698,645	(301,985)	(43)%
Total assets	10,346,993	9,751,571	595,422	6%
Deposits	8,639,504	7,985,389	654,115	8%
Total liabilities	9,228,692	8,672,596	556,096	6%
Total shareholders’ equity	1,118,301	1,078,975	39,326	4%

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

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2021	December 31, 2020	Increase (decrease)
Commercial and industrial	$2,930,805	$3,088,995	$(158,190)	(5)%
Commercial real estate - investor owned	1,646,021	1,589,419	56,602	4%
Commercial real estate - owner occupied	1,554,727	1,498,408	56,319	4%
Construction and land development	556,776	546,686	10,090	2%
Residential real estate	305,497	319,179	(13,682)	(4)%
Other	232,441	182,248	50,193	28%
Loans held for investment	$7,226,267	$7,224,935	$1,332	—%

The following table illustrates the change in loans:

(in thousands)	June 30, 2021	December 31, 2020	Increase (decrease)
C&I	$1,116,229	$1,103,060	$13,169	1%
CRE investor owned	1,467,243	1,420,905	46,338	3%
CRE owner occupied	789,220	825,846	(36,626)	(4)%
SBA Loans*	1,010,727	895,930	114,797	13%
Sponsor finance*	463,744	396,487	67,257	17%
Life insurance premium financing*	564,366	534,092	30,274	6%
Tax credits*	423,258	382,602	40,656	11%
SBA PPP loans	396,660	698,645	(301,985)	(43)%
Residential real estate	302,007	318,091	(16,084)	(5)%
Construction and land development	467,586	474,399	(6,813)	(1)%
Other	225,227	174,878	50,349	29%
Total loans	$7,226,267	$7,224,935	$1,332	—%

Note: Certain prior period amounts have been reclassified among the categories to conform to the current period presentation.
*Specialty loan category

Loans totaled $7.2 billion at both June 30, 2021, and December 31, 2020. PPP loans declined $302.0 million in the first half of 2021, as PPP forgiveness by the SBA accelerated and the deadline for new originations passed during the second quarter 2021. Specialty loans, particularly SBA and sponsor finance loans, increased in the first half of 2021. At June 30, 2021, line draw utilization was 38.9% compared to 38.1% at December 31, 2020.

Specialty lending products, especially sponsor finance, life insurance premium financing, and tax credits, consist primarily of C&I loans. These loans are sourced through relationships developed with estate planning firms and private equity funds and are not bound geographically by our four markets. These specialized loan products offer opportunities to expand and diversify geographically by entering new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. Life insurance premium financing and tax credits are typically lower risk products due to the high collateral value securing the loans.

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans typically have a 75% guarantee from the SBA. Occasionally, the Company may sell the guaranteed portion of the loan and retain servicing rights. At June 30, 2021, the Company was servicing $275.8 million of SBA loans sold to third parties. Guaranteed portions of SBA loans totaled $686.4 million at June 30, 2021.

In response to the COVID-19 pandemic, the Company provided short-term payment deferrals to certain customers in 2020, primarily for 90 days or less. As of June 30, 2021, only $8.5 million of these loans remain in deferral status.

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

	Three months ended		Six months ended June 30,
(in thousands)	June 30, 2021	March 31, 2021	2021	2020
Allowance, at beginning of period	$131,527	$136,671	$136,671	$43,288

CECL adoption	—	—	—	28,387
PCD loans immediately charged-off	—	—	—	(1,680)
Allowance at beginning of period, adjusted for adoption of CECL	131,527	136,671	136,671	69,995
Provision (benefit) for credit losses	(2,473)	503	(1,970)	40,086
Charge-offs:
Commercial and industrial	(1,451)	(3,739)	(5,190)	(3,366)
Real estate:
Commercial	(216)	(2,400)	(2,616)	(226)
Construction and land development	—	—	—	(31)
Residential	(44)	(271)	(315)	(154)
Other	(121)	(64)	(185)	(191)
Total charge-offs	(1,832)	(6,474)	(8,306)	(3,968)
Recoveries:
Commercial and industrial	700	327	1,027	797
Real estate:
Commercial	49	43	92	2,846
Construction and land development	32	235	267	69
Residential	161	143	304	383
Other	21	79	100	62
Total recoveries	963	827	1,790	4,157
Net (charge-offs) recoveries	(869)	(5,647)	(6,516)	189
Allowance, at end of period	$128,185	$131,527	$128,185	$110,270

The following table presents the components of the provision for credit losses:

	Quarter ended		Six months ended June 30,
(in thousands)	June 30, 2021	March 31, 2021	2021	2020
Provision (benefit) for loan losses	$(2,473)	$503	$(1,970)	$40,086
Provision (benefit) for off-balance sheet commitments	38	(370)	(332)	2,055
Provision for held-to-maturity securities	—	—	—	342
Accrued interest	(234)	(87)	(321)	(628)
Provision (benefit) for credit losses	$(2,669)	$46	$(2,623)	$41,855

The following table summarizes the allocation of the ACL:

	June 30, 2021		December 31, 2020
(in thousands)	Allowance	Percent	Allowance	Percent
Commercial and industrial	$53,351	41.6%	$58,812	43.0%
Real estate:
Commercial	51,567	40.2%	49,074	35.9%
Construction and land development	11,632	9.1%	21,413	15.7%
Residential	4,677	3.7%	4,585	3.4%
Other	6,958	5.4%	2,787	2.0%
Total	$128,185	100.0%	$136,671	100.0%

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

The provision for credit losses was a benefit of $2.7 million for both the second quarter 2021 and the first six months of 2021, compared to an expense of $46 thousand for the linked quarter and an expense of $41.9 million in the first half of 2020. Gross charge-offs of $1.8 million in the quarter primarily consisted of one retail loan that had previously defaulted and was fully reserved for in a prior period. During the first half of 2020, gross charge-offs totaled $8.3 million. The Company’s strong asset quality metrics and strengthening customer credit risk profiles, along with an improvement in the economic forecast, particularly GDP and unemployment, led to a decline in the allowance for credit losses in the second quarter 2021. Conversely, the Company was at the in the middle of the pandemic at June 30, 2020 when economic forecasts were severely constrained, which led to the provision expense of $41.9 million.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize further provision reversals. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The ACL on loans was 1.77% of loans at June 30, 2021, compared to 1.80% at March 31, 2021 and 1.89% at December 31, 2020.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated.

(in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans	$36,403	$34,818
Loans past due 90 days or more and still accruing interest	2,807	130
Troubled debt restructurings	3,042	3,559
Total nonperforming loans	42,252	38,507
Other real estate	3,612	5,330
Total nonperforming assets	$45,864	$43,837

Total assets	$10,346,993	$9,751,571
Total loans	7,226,267	7,224,935
Nonperforming loans to total loans	0.58%	0.53%
Nonperforming assets to total assets	0.44%	0.45%
ACL on loans to nonperforming loans	303%	355%

Nonperforming loans increased $3.8 million to $42.3 million at June 30, 2021 from $38.5 million at December 31, 2020. Other real estate decreased during the first half of 2021 due to six property sales totaling $4.9 million, including one commercial property of $3.6 million, partially offset by four additions totaling $3.2 million.

Nonperforming loans

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$24,844	$21,770
Commercial real estate	13,244	12,519
Construction and land development	100	—
Residential real estate	4,038	4,189
Other	26	29
Total	$42,252	$38,507

The following table summarizes the changes in nonperforming loans:

Six months ended
(in thousands)	June 30, 2021
Nonperforming loans, beginning of period	$38,507
Additions to nonaccrual loans	16,058
Charge-offs	(8,306)
Other principal reductions	(3,765)
Moved to other real estate	(1,937)
Moved to performing	(983)
Change in loans past due 90 days or more and still accruing interest	2,678
Nonperforming loans, end of period	$42,252

Other real estate

Other real estate was $3.6 million at June 30, 2021 compared to $5.3 million at December 31, 2020.

The following table summarizes the changes in other real estate:

Six months ended
(in thousands)	June 30, 2021
Other real estate beginning of period	$5,330
Additions and expenses capitalized to prepare property for sale	3,227
Sales	(4,945)
Other real estate end of period	$3,612

Gains and losses are recognized in noninterest income as a component of Miscellaneous income.

Deposits

(in thousands)	June 30, 2021	December 31, 2020	Increase (decrease)
Noninterest-bearing deposit accounts	$3,111,581	$2,711,828	$399,753	15%
Interest-bearing transaction accounts	2,013,129	1,768,497	244,632	14%
Money market accounts	2,278,306	2,327,066	(48,760)	(2)%
Savings accounts	722,154	627,903	94,251	15%
Certificates of deposit:
Brokered	50,209	50,209	—	—%
Other	464,125	499,886	(35,761)	(7)%
Total deposits	$8,639,504	$7,985,389	$654,115	8%

Core deposits / total deposits	94%	93%
Demand deposits / total deposits	36%	34%

Core deposits, defined as total deposits excluding certificates of deposits, were $8.1 billion at June 30, 2021, an increase of $689.9 million from December 31, 2020. The increase was primarily from noninterest-bearing and interest-bearing deposits, that have increased due to elevated deposits from customers who received PPP loans and customers who have retained excess liquidity due to the low yield of alternative short-term investments. Noninterest-bearing deposits were $3.1 billion at June 30, 2021, or 36.0% of total deposits. The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $1.4 billion at June 30, 2021 and $1.1 billion at December 31, 2020.

The total cost of deposits was 0.12% for the current quarter compared to 0.13% for the linked quarter.

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at June 30, 2021, an increase of $39.3 million from December 31, 2020. Significant activity during the first six months of 2021 was as follows:

•increase from net income of $68.3 million,
•net decrease in fair value of securities and cash flow hedges of $8.8 million,
•decrease from shares repurchased of $11.8 million, and
•decrease from dividends paid on common shares of $11.3 million.

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

Additionally, liquidity is provided from lines of credit with the FHLB, the Federal Reserve, and correspondent banks; the ability to acquire large and brokered deposits, sales of the securities portfolio, and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy. The company also has a high-quality investment portfolio that has been structured to provide a continuous flow of cash payments.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $1.0 billion at June 30, 2021, compared to $545.3 million at December 31, 2020. The low interest rate environment, coupled with an uncertain outlook and government stimulus, such as the PPP, have increased liquidity for the banking industry, including the Company. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $1.5 billion at June 30, 2021, and included $489 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $1.1 billion could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2021, the Bank could borrow an additional $1.0 billion from the FHLB of Des Moines under blanket loan pledges, and has an additional $835 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.0 billion in unused commitments as of June 30, 2021. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which is available at June 30, 2021. The line of credit has a one-year term and matures in February 2022. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require EFSC and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of June 30, 2021, and December 31, 2020, EFSC and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes EFSC’s capital ratios at the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020	Minimum Capital Requirement to be considered “Well Capitalized” Including Capital Conservation Buffer
Total capital to risk-weighted assets	14.9%	14.9%	10.5%
Tier 1 capital to risk-weighted assets	12.3%	12.1%	8.5%
Common equity tier 1 capital to risk-weighted assets	11.1%	10.9%	7.0%
Leverage ratio (Tier 1 capital to average assets)	9.4%	10.0%	4.0%
Tangible common equity to tangible assets[1]	8.3%	8.4%
Total risk-based capital	$1,140,433	$1,094,601
Tier 1 capital	937,840	889,527
Common equity tier 1 capital	844,188	795,873

[1] Not a required regulatory capital ratio

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020	Well Capitalized Minimum %	Minimum Capital Requirement to be considered “Well Capitalized” Including Capital Conservation Buffer
Total capital to risk-weighted assets	13.4%	13.7%	10.0%	10.5%
Tier 1 capital to risk-weighted assets	12.3%	12.5%	8.0%	8.5%
Common equity tier 1 capital to risk-weighted assets	12.3%	12.5%	6.5%	7.0%
Leverage ratio (Tier 1 capital to average assets)	9.3%	10.3%	5.0%	4.0%
Total risk-based capital	$1,020,956	$1,004,839
Tier 1 capital	931,614	913,169
Common equity tier 1 capital	931,561	913,116

In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital followed by a three-year transition period. The Company adopted CECL on January 1, 2020. For additional information regarding the adoption of CECL, see “Item 1. Note 1 – Summary of Significant Accounting Policies.” The Company has elected the transition provisions provided by the U.S. banking agencies’ rule. Accordingly, the regulatory capital effects resulting from adoption of the CECL methodology will not be fully reflected in the Company’s regulatory capital until January 1, 2025. Based on the Company’s regulatory capital position as of June 30, 2021, the estimated impact of adopting CECL would reduce the Common Equity Tier 1 Capital ratio by approximately 43 basis points. The actual impact of adopting CECL on the regulatory capital ratios may change as the final impact is not determined until the end of the second year of the transition period.

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

Core Performance Measures

	Three months ended			Six months ended
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net interest income	$81,738	$79,123	$65,833	$160,861	$129,201
Less: Incremental accretion income	—	—	719	—	1,992
Core net interest income	81,738	79,123	65,114	160,861	127,209

Total noninterest income	16,204	11,290	9,960	27,494	23,368
Less: Gain on sale of investment securities	—	—	—	—	4
Less: Gain on sale of other real estate	549	—	—	549	—
Less: Other non-core income	—		265	—	265
Core noninterest income	15,655	11,290	9,695	26,945	23,099

Total core revenue	97,393	90,413	74,809	187,806	150,308

Total noninterest expense	52,456	52,884	37,912	105,340	76,585
Less: Other expenses related to non-core acquired loans	—	—	12	—	24
Less: Merger related expenses	1,949	3,142	—	5,091	—
Core noninterest expense	50,507	49,742	37,900	100,249	76,561

Core efficiency ratio	51.86%	55.02%	50.66%	53.38%	50.94%

Tangible Common Equity Ratio

(in thousands)	June 30, 2021	December 31, 2020
Total shareholders' equity	$1,118,301	$1,078,975
Less: Goodwill	260,567	260,567
Less: Intangible assets	20,358	23,084
Tangible common equity	$837,376	$795,324

Total assets	$10,346,993	$9,751,571
Less: Goodwill	260,567	260,567
Less: Intangible assets, net	20,358	23,084
Tangible assets	$10,066,068	$9,467,920

Tangible common equity to tangible assets	8.32%	8.40%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the three months ended
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2020
Average shareholder’s equity	$1,116,969	$1,096,481	$868,163
Less: Average goodwill	260,567	260,567	210,344
Less: Average intangible assets, net	20,997	22,346	23,873
Average tangible common equity	$835,405	$813,568	$633,946

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

The following table summarizes the expected impact of interest rate shocks on net interest income:

Rate Shock[1]	Annual % change in net interest income
+ 300 bp	15.2%
+ 200 bp	8.9%
+ 100 bp	3.0%

[1] Due to the current levels of interest rates, the downward shock scenarios are not shown.

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At June 30, 2021, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

At June 30, 2021, the Company had $4.1 billion in variable rate loans including $2.6 billion based on LIBOR and $1.4 billion based on Prime. Approximately 88% of the LIBOR based loans are indexed to one-month LIBOR. Of the total variable rate loans, $1.7 billion, or 24%, had a rate floor of which approximately $1.7 billion, or 93%, were currently priced at the floor.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2021. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	—	—	—	2,000,000
May 1, 2021 through May 31, 2021	12,348	48.01	12,348	1,987,652
June 1, 2021 through June 30, 2021	239,289	46.97	239,289	1,748,363
Total	251,637	$47.02	251,637	1,748,363

(a) In April 2021, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Effective as of July 28, 2021, EFSC further amended its certificate of incorporation to increase the number of authorized shares of common stock from 45,000,000 shares to 75,000,000 (the “Amendment”). As previously disclosed on Form 8-K filed with the SEC on July 20, 2021, the stockholders of EFSC approved the Amendment at a special meeting of stockholders held on July 20, 2021.

The forgoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 3.9 hereto.

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

*3.9    Amendment to Certificate of Incorporation of Registrant, dated July 28, 2021.

3.10     Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on June 12, 2015 (File No. 001-15373)).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of July 30, 2021.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer