Form 10-Q
period 2021-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2021-11-04
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021.

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

As of November 2, 2021, the Registrant had 38,372,237 shares of outstanding common stock, $0.01 par value per share.

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

ACL	Allowance for Credit Losses	FCBP	First Choice Bancorp
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	LIBOR	London Interbank Offered Rate
CECL	Current Expected Credit Loss	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company	Enterprise Financial Services Corp	NIM	Net Interest Margin
CRE	Commercial Real Estate	PCD	Purchased Credit Deteriorated
EFSC	Enterprise Financial Services Corp	PPP	Paycheck Protection Program
Enterprise	Enterprise Financial Services Corp	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	Seacoast	Seacoast Commerce Banc Holdings
FCB	First Choice Bank	SEC	Securities and Exchange Commission

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$179,826	$99,760
Federal funds sold	3,398	1,519
Interest-earning deposits (including $21,075 and $36,525 pledged as collateral, respectively)	1,206,063	436,424
Total cash and cash equivalents	1,389,287	537,703
Interest-earning deposits greater than 90 days	7,009	7,626
Securities available-for-sale	1,219,814	912,429
Securities held-to-maturity, net	438,472	487,610
Loans held-for-sale	5,068	13,564
Loans	9,116,583	7,224,935
Allowance for credit losses on loans	(152,096)	(136,671)
Total loans, net	8,964,487	7,088,264
Other investments	59,156	48,764
Fixed assets, net	48,697	53,169
Goodwill	365,415	260,567
Intangible assets, net	23,777	23,084
Other assets	366,834	318,791
Total assets	$12,888,016	$9,751,571

Liabilities and Shareholders' Equity
Noninterest-bearing deposit accounts	$4,375,713	$2,711,828
Interest-bearing transaction accounts	2,253,639	1,768,497
Money market accounts	2,822,259	2,327,066
Savings accounts	748,993	627,903
Certificates of deposit:
Brokered	128,923	50,209
Other	498,248	499,886
Total deposits	10,827,775	7,985,389
Subordinated debentures and notes	204,103	203,637
FHLB advances	50,000	50,000
Other borrowings	219,484	271,081
Notes payable	24,286	30,000
Other liabilities	122,733	132,489
Total liabilities	$11,448,381	$8,672,596

Commitments and contingent liabilities (Note 7)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 and 45,000,000 shares authorized, respectively; 40,352,097 and 33,190,306 shares issued, respectively	404	332
Treasury stock, at cost; 1,980,093 shares	(73,528)	(73,528)
Additional paid in capital	1,031,146	697,839
Retained earnings	461,711	417,212
Accumulated other comprehensive income	19,902	37,120
Total shareholders' equity	1,439,635	1,078,975
Total liabilities and shareholders' equity	$12,888,016	$9,751,571
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$94,353	$62,648	$250,390	$194,295
Interest on debt securities:
Taxable	4,435	5,554	13,293	19,698
Nontaxable	3,585	2,241	10,058	5,542
Interest on interest-earning deposits	480	113	906	500
Dividends on equity securities	375	231	942	631
Total interest income	103,228	70,787	275,589	220,666
Interest expense:
Deposits	2,740	3,712	7,870	17,983
Subordinated debentures and notes	2,855	2,826	8,521	7,061
FHLB advances	212	720	604	2,070
Notes payable and other borrowings	148	175	460	997
Total interest expense	5,955	7,433	17,455	28,111
Net interest income	97,273	63,354	258,134	192,555
Provision for credit losses	19,668	14,080	17,045	55,935
Net interest income after provision for credit losses	77,605	49,274	241,089	136,620
Noninterest income:
Deposit service charges	4,520	2,798	11,466	8,557
Wealth management revenue	2,573	2,456	7,572	7,283
Card services revenue	3,186	2,498	8,657	6,970
Tax credit income	3,325	748	3,654	2,563
Miscellaneous income	4,015	4,129	13,764	10,624
Total noninterest income	17,619	12,629	45,113	35,997
Noninterest expense:
Employee compensation and benefits	33,722	22,040	91,416	66,114
Occupancy	4,496	3,408	11,776	9,940
Data processing	3,328	2,167	9,068	6,393
Professional fees	901	755	3,189	2,904
Branch-closure expenses	3,441	—	3,441	—
Merger-related expenses	14,671	1,563	19,762	1,563
Other	16,326	9,591	43,573	29,195
Total noninterest expense	76,885	39,524	182,225	116,109

Income before income tax expense	18,339	22,379	103,977	56,508
Income tax expense	4,426	4,428	21,733	11,055
Net income	$13,913	$17,951	$82,244	$45,453

Earnings per common share
Basic	$0.38	$0.68	$2.48	$1.73
Diluted	0.38	0.68	2.48	1.73
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$13,913	$17,951	$82,244	$45,453
Other comprehensive income (loss), after-tax:
Change in unrealized gain (loss) on available-for-sale debt securities	(7,870)	94	(15,941)	21,642
Reclassification adjustment for realized gain on sale of available-for-sale debt securities	—	(314)	—	(317)
Reclassification of gain on held-to-maturity securities	(805)	(705)	(2,791)	(1,190)
Change in unrealized gain (loss) on cash flow hedges arising during the period	9	110	651	(6,247)
Reclassification of loss on cash flow hedges	296	514	863	871
Total other comprehensive income (loss), after-tax	(8,370)	(301)	(17,218)	14,759
Comprehensive income	$5,543	$17,650	$65,026	$60,212

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2021
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2021	$330	$(73,528)	$688,945	$474,282	$28,272	$1,118,301
Net income	—	—	—	13,913	—	13,913
Other comprehensive loss	—	—	—	—	(8,370)	(8,370)
Cash dividends paid on common shares, $0.19 per share	—	—	—	(7,305)	—	(7,305)
Repurchase of common shares	(4)	—	(3,412)	(17,820)	—	(21,236)
Issuance under equity compensation plans, 13,234 shares, net	—	—	1,376	(649)	—	727
Share-based compensation	—	—	1,325	—	—	1,325
Shares issued in connection with acquisition of First Choice Bancorp, 7,777,272 shares, net (gross issuance of 7,808,459 shares)	78	—	342,912	(710)	—	342,280
Balance at September 30, 2021	$404	$(73,528)	$1,031,146	$461,711	$19,902	$1,439,635

Balance at December 31, 2020	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income	—	—	—	82,244	—	82,244
Other comprehensive loss	—	—	—	—	(17,218)	(17,218)
Cash dividends paid on common shares, $0.55 per share	—	—	—	(18,566)	—	(18,566)
Repurchase of common shares	(6)	—	(15,243)	(17,820)	—	(33,069)
Issuance under equity compensation plans, 106,568 shares, net	—	—	1,530	(649)	—	881
Share-based compensation	—	—	4,108	—	—	4,108
Shares issued in connection with acquisition of First Choice Bancorp, 7,777,272 shares, net (gross issuance of 7,808,459 shares)	78	—	342,912	(710)	—	342,280
Balance at September 30, 2021	$404	$(73,528)	$1,031,146	$461,711	$19,902	$1,439,635

Three and nine months ended September 30, 2020
(in thousands, except per share data)	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2020	$281	$(73,528)	$527,734	$380,667	$32,809	$867,963
Net income	—	—	—	17,951	—	17,951
Other comprehensive loss	—	—	—	—	(301)	(301)
Cash dividends paid on common shares, $0.18 per share	—	—	—	(4,718)	—	(4,718)
Issuance under equity compensation plans, 13,583 shares, net	1	—	331	—	—	332
Share-based compensation	—	—	1,040	—	—	1,040
Balance at September 30, 2020	$282	$(73,528)	$529,105	$393,900	$32,508	$882,267

Balance at December 31, 2019	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	—	—	—	45,453	—	45,453
Other comprehensive income	—	—	—	—	14,759	14,759
Cash dividends paid on common shares, $0.54 per share	—	—	—	(14,176)	—	(14,176)
Repurchase of common shares	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, 122,583 shares, net	1	—	(563)	—	—	(562)
Share-based compensation	—	—	3,069	—	—	3,069
Reclassification for the adoption of ASU 2016-13 (CECL)	—	—	—	(18,114)	—	(18,114)
Balance at September 30, 2020	$282	$(73,528)	$529,105	$393,900	$32,508	$882,267
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands, except share data)	2021	2020
Cash flows from operating activities:
Net income	$82,244	$45,453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,609	4,573
Provision for credit losses	17,045	55,935
Deferred income taxes	(8,813)	(9,609)
Net amortization of debt securities	5,704	4,775
Net accretion on loan premiums	(1,672)	(5,976)
Amortization of intangible assets	4,199	4,256
Amortization of servicing assets	690	—
Mortgage loans originated-for-sale	(120,700)	(164,151)
Proceeds from mortgage loans sold	128,687	157,377
Loss (gain) on:
Sale of investment securities	—	(421)
Sale of other real estate	(931)	13
Sale of state tax credits	(437)	(290)
Asset impairment	3,441	—
Share-based compensation	4,108	3,069
Changes in other assets and liabilities, net	(12,544)	5,243
Net cash provided by operating activities	105,630	100,247
Cash flows from investing activities:
Proceeds from acquisition, net	212,642	—
Net decrease (increase) in loans	42,865	(800,812)
Proceeds received from:
Sale of debt securities, available-for-sale	27,135	20,221
Paydown or maturity of debt securities, available-for-sale	222,993	234,267
Paydown or maturity of debt securities, held-to-maturity	42,874	25,833
Redemption of other investments	16,952	26,350
Sale of state tax credits held for sale	5,534	5,621
Sale of other real estate	5,915	652
Settlement of bank-owned life insurance policies	—	1,993
Payments for the purchase of:
Available-for-sale debt securities	(547,526)	(274,677)
Other investments	(7,629)	(40,714)
State tax credits held for sale	(6,688)	(11,026)
Fixed assets, net	(1,635)	(1,633)
Net cash provided by (used in) investing activities	13,432	(813,925)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	666,480	602,192
Net increase in interest-bearing deposit accounts	335,477	303,011
Net increase (decrease) in FHLB advances	(160,000)	27,700
Repayments of notes payable	(5,714)	(4,286)
Proceeds from issuance of subordinated debentures, net	—	61,953
Net decrease in other borrowings	(51,597)	(21,848)
Payments for the repurchase of common stock	(33,069)	(15,347)
Cash dividends paid on common stock	(18,566)	(14,176)
Other	(489)	(562)
Net cash provided by financing activities	732,522	938,637
Net increase in cash and cash equivalents	851,584	224,959
Cash and cash equivalents, beginning of period	537,703	167,256
Cash and cash equivalents, end of period	$1,389,287	$392,215
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,679	$26,858
Income taxes	45,230	7,514
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$3,227	$261
Sales of other real estate financed	228	48
Right-of-use assets obtained in exchange for lease obligations	4,319	200
Common shares issued in connection with acquisition	343,650	—
Transfer of securities from available for sale to held to maturity	—	163,592

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

NOTE 2 - ACQUISITION

The acquisition noted below has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill arising from the acquisitions consist largely of the synergies and economies of scale expected from combining the operations into Enterprise. None of the goodwill recognized is expected to be deductible for income tax purposes.

Acquisition of First Choice Bancorp

On July 21, 2021, the Company closed its acquisition of 100% of FCBP and its wholly-owned subsidiary, FCB, which operated eight full-service branches in California.

FCBP shareholders received 0.6603 shares of EFSC common stock for each FCBP common share and cash in lieu of any fractional shares. In connection with the merger, Enterprise issued approximately 7.8 million shares of EFSC Common Stock valued at $44.01 per share, which was the closing price of Enterprise common stock on July 21, 2021. The value of the transaction consideration was approximately $346 million, which includes approximately $2.1 million payable to holders of FCBP stock options. For the three and nine months ended September 30, 2021, the Company recognized $14.7 million and $16.6 million, respectively, of merger-related costs recorded in noninterest expense in the statement of operations related to the FCBP acquisition.

The following tables present the assets acquired and liabilities assumed. The consideration exchanged, assets acquired and liabilities assumed of FCBP were recorded at estimated fair value on the date of acquisition. Fair values are considered preliminary until final fair values are determined, or the measurement period has passed, which is no later than one year from the date of acquisition.

(in thousands)	As Recorded by First Choice	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$214,794	$—		$214,794
Securities	34,533	(44)	(a)	34,489
Loans	1,937,635	5,508	(b)	1,943,143
Allowance	(19,626)	12,620	(b)	(7,006)
Other investments	19,178	138	(c)	19,316
Fixed assets	1,869	(820)	(c)	1,049
Accrued interest receivable	7,131	(242)	(c)	6,889
Goodwill	73,425	(73,425)	(d)	—
Intangible assets	4,517	375	(e)	4,892
Deferred tax assets	7,558	(2,440)	(c)	5,118
Other assets	23,024	2,103	(c)	25,127
Total assets acquired	$2,304,038	$(56,227)		$2,247,811

Liabilities assumed:
Deposits	$1,840,716	$(287)	(c)	$1,840,429
FHLB advances	160,000	—		160,000
Accrued interest payable	124	—		124
Other liabilities	8,464	(2,160)	(c)	6,304
Total liabilities assumed	$2,009,304	$(2,447)		$2,006,857

Net assets acquired	$294,734	$(53,780)		$240,954

Consideration paid:
Cash				$2,152
Common stock[1]				343,650
Total consideration paid				$345,802

Goodwill				$104,848

1 Common stock consideration was $342,280, net of $1,370 for shares withheld on the settlement of share-based awards of FCBP employees.

(a)Fair value adjustments based on the Company’s evaluation of the acquired securities portfolio.
(b)Fair value adjustments based on the Company’s evaluation of the acquired loan portfolio, write-off of net deferred loan costs and elimination of the allowance for loan losses recorded by FCBP.
(c)Other miscellaneous fair value adjustments.
(d)Adjustment to eliminate goodwill.
(e)Eliminate acquired intangibles and record the core deposit intangible asset on the acquired core deposit accounts. Amount to be amortized using a sum-of-years digits method over a useful life of 10 years.

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2021 and 2020, as if the acquisition had occurred on January 1, 2020. The pro forma results combine the historical results of FCBP with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including amortization and accretion of fair value adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2020. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition-related expenses that have been incurred as of September 30, 2021 are included in net income in the table below.

	Nine months ended September 30,
(in thousands, except per share data)	2021	2020
Total revenues (net interest income plus noninterest income)	$363,426	$296,148
Net income	135,920	28,776
Diluted earnings per common share	3.49	0.84

For the three and nine months ended September 30, 2021, total revenue and pre-tax net income from FCBP of $18.1 million and $11.2 million (excluding the provision for credit losses of $25.4 million on the acquired loan portfolio and unfunded loan commitments) were included in the Company’s consolidated results.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income as reported	$13,913	$17,951	$82,244	$45,453

Weighted average common shares outstanding	36,898	26,217	33,158	26,290
Additional dilutive common stock equivalents	49	11	47	21
Weighted average diluted common shares outstanding	36,947	26,228	33,205	26,311

Basic earnings per common share:	$0.38	$0.68	$2.48	$1.73
Diluted earnings per common share:	0.38	0.68	$2.48	$1.73

For the three and nine months ended September 30, 2021 common stock equivalents of approximately 151,000 and 153,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 132,000 and 139,000 common stock equivalents excluded in the prior year periods, respectively.

NOTE 4 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$115,567	$35	$(665)	$114,937
Obligations of states and political subdivisions	516,659	3,641	(4,884)	515,416
Agency mortgage-backed securities	496,330	12,166	(2,730)	505,766
U.S. Treasury bills	70,987	308	(3)	71,292
Corporate debt securities	11,750	653	—	12,403
Total securities available for sale	$1,211,293	$16,803	$(8,282)	$1,219,814
Held-to-maturity securities:
Obligations of states and political subdivisions	$238,031	$1,302	$(1,634)	$237,699
Agency mortgage-backed securities	74,972	1,303	(318)	75,957
Corporate debt securities	126,109	4,860	—	130,969
Total securities held-to-maturity	$439,112	$7,465	$(1,952)	$444,625
Allowance for credit losses	(640)
Total securities held-to-maturity, net	$438,472

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$14,978	$186	$(3)	$15,161
Obligations of states and political subdivisions	335,271	8,994	(33)	344,232
Agency mortgage-backed securities	506,703	20,190	(321)	526,572
U.S. Treasury Bills	10,980	486	—	11,466
Corporate debt securities	14,750	248	—	14,998
Total securities available for sale	$882,682	$30,104	$(357)	$912,429
Held-to-maturity securities:
Obligations of states and political subdivisions	$248,324	$2,814	$—	$251,138
Agency mortgage-backed securities	112,742	2,295	(496)	114,541
Corporate debt securities	126,993	8,851	—	135,844
Total securities held to maturity	$488,059	$13,960	$(496)	$501,523
Allowance for credit losses	(449)
Total securities held-to-maturity, net	$487,610

At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $582.3 million and $525.8 million at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$71,157	$71,191	$209	$214
Due after one year through five years	93,074	93,129	12,942	13,250
Due after five years through ten years	53,898	54,375	142,672	147,389
Due after ten years	496,834	495,353	208,317	207,815
Agency mortgage-backed securities	496,330	505,766	74,972	75,957
	$1,211,293	$1,219,814	$439,112	$444,625

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	September 30, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$102,905	$665	$—	$—	$102,905	$665
Obligations of states and political subdivisions	323,227	4,871	557	13	323,784	4,884
Agency mortgage-backed securities	205,761	2,710	1,647	20	207,408	2,730
U.S. Treasury bills	59,983	3	—	—	59,983	3
	$691,876	$8,249	$2,204	$33	$694,080	$8,282

	December 31, 2020
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$4,997	$3	$—	$—	$4,997	$3
Obligations of states and political subdivisions	4,079	33	—	—	4,079	33
Agency mortgage-backed securities	65,986	321	—	—	65,986	321
	$75,062	$357	$—	$—	$75,062	$357

The unrealized losses at both September 30, 2021 and December 31, 2020 were primarily attributable to changes in market interest rates after the securities were purchased. At September 30, 2021 and December 31, 2020, the Company had not recorded an ACL on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $3.5 million and $3.6 million at September 30, 2021 and December 31 2020, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. During the three months ended September 30, 2021, the Company recorded a provision for credit losses on held-to-maturity securities of $0.2 million. At September 30, 2021, the ACL on held-to-maturity securities was $0.6 million compared to $0.4 million at December 31, 2020.

During the three and nine months ended September 30, 2021, the Company received proceeds of $27.1 million from the sale of available-for-sale investment securities. Proceeds from sales of available-for-sale investment securities during the three and nine months ended September 30, 2020 totaled $20.0 million and $20.2 million, respectively.

Other Investments
At September 30, 2021 and December 31, 2020, other investments totaled $59.2 million and $48.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $12.1 million and $10.8 million at September 30, 2021 and December 31, 2020, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in SBICs, CDFIs, private equity investments, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties.

NOTE 5 - LOANS

The following table presents a summary of loans by category:

(in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$3,386,599	$3,100,299
Real estate:
Commercial - investor owned	2,121,251	1,589,419
Commercial - owner occupied	2,058,460	1,498,408
Construction and land development	747,759	546,686
Residential	542,690	319,179
Total real estate loans	5,470,160	3,953,692
Other	270,037	187,083
Loans, before unearned loan fees	9,126,796	7,241,074
Unearned loan fees, net	(10,213)	(16,139)
Loans, including unearned loan fees	$9,116,583	$7,224,935

PPP loans totaled $446.4 million at September 30, 2021, or $439.0 million net of deferred fees of $7.4 million. The loan balance at September 30, 2021 includes a net premium on acquired loans of $4.1 million. At September 30, 2021 loans of $2.7 billion were pledged to FHLB and the Federal Reserve Bank.

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

Accrued interest receivable totaled $31.6 million and $31.1 million at September 30, 2021 and December 31, 2020, respectively, and was reported in Other Assets on the consolidated balance sheets.

A summary of the activity in the ACL on loans by category for the three and nine months ended September 30, 2021 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2021	$53,351	$36,003	$15,564	$11,632	$4,677	$6,958	$128,185
Initial allowance on acquired PCD loans	1,077	3,651	1,504	37	—	737	7,006
Provision for credit losses	9,836	1,475	1,909	2,215	5,271	(1,951)	18,755
Charge-offs	(2,829)	(117)	(259)	(3)	(840)	(203)	(4,251)
Recoveries	452	1,623	15	171	115	25	2,401
Balance at September 30, 2021	$61,887	$42,635	$18,733	$14,052	$9,223	$5,566	$152,096

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Initial allowance on acquired PCD loans	1,077	3,651	1,504	37	—	737	7,006
Provision (benefit) for credit losses	8,538	7,715	686	(7,833)	5,374	2,305	16,785
Charge-offs	(8,019)	(2,489)	(503)	(3)	(1,155)	(389)	(12,558)
Recoveries	1,479	1,696	34	438	419	126	4,192
Balance at September 30, 2021	$61,887	$42,635	$18,733	$14,052	$9,223	$5,566	$152,096

The ACL on sponsor finance loans, which is included in the categories above, represented $17.2 million and $19.0 million, respectively, as of September 30, 2021 and December 30, 2020.

A summary of the activity in the ACL on loans by category for the three and nine months ended September 30, 2020 is as follows:

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

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $18.3 million to the ACL over the baseline model. These forecasts incorporate an accommodative monetary policy and the current and anticipated impact of government stimulus. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, loans in the hospitality sector, and loans with other specific identified risks by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines if another significant wave of COVID hits, the vaccination process stalls, supply chain issues persist, small-business bankruptcies occur at higher levels, or unemployment increases.

Loans acquired during the period are initially recorded at fair value at the date of acquisition, which includes a credit related discount. In addition, a provision for credit losses is recorded in the period of acquisition for estimated lifetime credit losses on non-PCD acquired loans.

The following tables present the recorded investment in nonperforming loans by category:

	September 30, 2021
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$27,655	$2,870	$5	$30,530	$12,137
Real estate:
Commercial - investor owned	1,846	—	—	1,846	425
Commercial - owner occupied	6,892	—	—	6,892	2,800
Residential	2,185	77	—	2,262	1,562
Other	13	—	11	24	12
Total	$38,591	$2,947	$16	$41,554	$16,936

	December 31, 2020
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$18,158	$3,482	$130	$21,770	$8,316
Real estate:
Commercial - investor owned	9,579	—	—	9,579	716
Commercial - owner occupied	2,940	—	—	2,940	6,024
Residential	4,112	77	—	4,189	—
Other	29	—	—	29	3,190
Total	$34,818	$3,559	$130	$38,507	$18,246

The total nonperforming loan balances at September 30, 2021 and December 31, 2020 exclude government guaranteed balances of $5.1 million and $5.4 million, respectively.

No interest income was recognized on nonaccrual loans during the three and nine months ended September 30, 2021 or 2020.

The amortized cost basis of collateral-dependent nonperforming loans by class of loan is presented for the periods indicated:

	September 30, 2021
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$10,804	$300	$11,761	$—
Real estate:
Commercial - investor owned	426	1,209	—	—
Commercial - owner occupied	6,689	88	—	—
Residential	—	2,262	—	—
Other	—	—	—	12
Total	$17,919	$3,859	$11,761	$12

	December 31, 2020
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$8,316	$—	$394	$—
Real estate:
Commercial - investor owned	9,579	—	—	—
Commercial - owner occupied	2,940	—	—	—
Residential	—	4,135	—	—
Other	—	—	—	17
Total	$20,835	$4,135	$394	$17

During the three and nine months ended September 30, 2021, one residential real estate loan totaling $0.2 million was modified as a troubled debt restructuring. The recorded investment by category for troubled debt restructurings that occurred during the three months ended September 30, 2020 are as follows:

	September 30, 2020
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	2	$3,716	$3,716
Real estate:
Residential	1	217	217
Total	3	$3,933	$3,933

The recorded investment by category for troubled debt restructurings that occurred during the nine months ended September 30, 2020 are as follows:

	September 30, 2020
(in thousands, except for number of loans)	Number of loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	3	$7,447	$7,447
Real estate:
Residential	3	372	372
Total	6	$7,819	$7,819

No troubled debt restructurings subsequently defaulted during the three and nine months ended September 30, 2021 or 2020.

In response to the COVID-19 pandemic, the Company has implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not included above as troubled debt restructurings. As of September 30, 2021, nearly all of these loans have returned to a paying status.

The aging of the recorded investment in past due loans by class is presented for the periods indicated.

	September 30, 2021
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$17,470	$11,752	$29,222	$3,349,949	$3,379,171
Real estate:
Commercial - investor owned	298	—	298	2,120,953	2,121,251
Commercial - owner occupied	9,900	4,560	14,460	2,044,000	2,058,460
Construction and land development	169	—	169	747,590	747,759
Residential	138	1,309	1,447	541,243	542,690
Other	274	11	285	266,967	267,252
Total	$28,249	$17,632	$45,881	$9,070,702	$9,116,583

	December 31, 2020
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$8,652	$12,928	$21,580	$3,067,415	$3,088,995
Real estate:
Commercial - investor owned	734	9,301	10,035	1,579,384	1,589,419
Commercial - owner occupied	328	4,647	4,975	1,493,433	1,498,408
Construction and land development	13	—	13	546,673	546,686
Residential	2,071	2,118	4,189	314,990	319,179
Other	1,731	50	1,781	180,467	182,248
Total	$13,529	$29,044	$42,573	$7,182,362	$7,224,935

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

The recorded investment by risk category of loans by class and year of origination is presented in the following tables as of the dates indicated:

	September 30, 2021
	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,025,274	$600,089	$359,330	$156,889	$127,622	$95,642	$15,631	$773,641	$3,154,118
Watch (7)	37,465	27,305	10,397	9,662	3,520	14,758	6,128	62,883	172,118
Classified (8-9)	19,268	2,554	5,443	2,426	271	911	1,944	13,718	46,535
Total Commercial and industrial	$1,082,007	$629,948	$375,170	$168,977	$131,413	$111,311	$23,703	$850,242	$3,372,771

Commercial real estate-investor owned
Pass (1-6)	$497,726	$499,617	$367,055	$153,179	$133,202	$235,601	$3,668	$62,184	$1,952,232
Watch (7)	9,701	44,311	33,781	8,944	2,365	47,826	—	3,231	150,159
Classified (8-9)	1,396	8,744	264	341	1,167	4,364	—	—	16,276
Total Commercial real estate-investor owned	$508,823	$552,672	$401,100	$162,464	$136,734	$287,791	$3,668	$65,415	$2,118,667

Commercial real estate-owner occupied
Pass (1-6)	$495,546	$462,729	$285,680	$182,073	$155,216	$255,326	$—	$47,128	$1,883,698
Watch (7)	16,007	13,284	25,665	33,631	10,725	17,548	—	352	117,212
Classified (8-9)	1,868	653	12,257	4,750	6,581	6,651	—	63	32,823
Total Commercial real estate-owner occupied	$513,421	$476,666	$323,602	$220,454	$172,522	$279,525	$—	$47,543	$2,033,733

Construction real estate
Pass (1-6)	$298,041	$232,249	$79,465	$36,419	$15,157	$9,394	$388	$3,487	$674,600
Watch (7)	38,496	16,080	60	1,208	11,143	2,377	—	—	69,364
Classified (8-9)	53	—	379	423	—	24	96	—	975
Total Construction real estate	$336,590	$248,329	$79,904	$38,050	$26,300	$11,795	$484	$3,487	$744,939

Residential real estate
Pass (1-6)	$136,636	$78,641	$41,755	$15,737	$26,345	$114,292	$283	$101,199	$514,888
Watch (7)	1,277	16,881	2,450	1,284	261	1,286	—	87	23,526
Classified (8-9)	879	222	563	76	12	2,245	—	75	4,072
Total residential real estate	$138,792	$95,744	$44,768	$17,097	$26,618	$117,823	$283	$101,361	$542,486

Other
Pass (1-6)	$110,977	$70,441	$20,206	$24,006	$7,781	$20,193	$—	$10,683	$264,287
Watch (7)	—	—	—	4	—	2,490	—	1	2,495
Classified (8-9)	—	—	13	14	—	18	—	1	46
Total Other	$110,977	$70,441	$20,219	$24,024	$7,781	$22,701	$—	$10,685	$266,828

	December 31, 2020
	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,402,276	$454,729	$262,258	$132,832	$25,057	$58,315	$14,118	$527,170	$2,876,755
Watch (7)	44,922	15,369	9,585	7,509	19,613	110	—	60,448	157,556
Classified (8-9)	6,602	9,219	3,115	3,964	4,490	1,080	1,281	22,432	52,183
Total Commercial and industrial	$1,453,800	$479,317	$274,958	$144,305	$49,160	$59,505	$15,399	$610,050	$3,086,494

Commercial real estate-investor owned
Pass (1-6)	$481,867	$338,843	$189,305	$131,718	$138,288	$161,439	$6,509	$32,058	$1,480,027
Watch (7)	32,308	19,722	6,656	—	9,647	17,370	—	—	85,703
Classified (8-9)	—	5,278	8,716	5,830	1,245	2,620	—	—	23,689
Total Commercial real estate-investor owned	$514,175	$363,843	$204,677	$137,548	$149,180	$181,429	$6,509	$32,058	$1,589,419

Commercial real estate-owner occupied
Pass (1-6)	$419,142	$287,001	$215,181	$179,382	$104,470	$167,456	$2,672	$45,323	$1,420,627
Watch (7)	13,657	5,257	3,113	6,198	4,338	8,460	1,776	941	43,740
Classified (8-9)	2,420	7,427	5,822	6,140	1,309	10,860	—	63	34,041
Total Commercial real estate-owner occupied	$435,219	$299,685	$224,116	$191,720	$110,117	$186,776	$4,448	$46,327	$1,498,408

Construction real estate
Pass (1-6)	$223,069	$156,360	$45,460	$18,579	$11,539	$9,144	$—	$28,880	$493,031
Watch (7)	2,544	86	34,179	11,632	—	2,499	—	—	50,940
Classified (8-9)	56	2,124	503	1	—	31	—	—	2,715
Total Construction real estate	$225,669	$158,570	$80,142	$30,212	$11,539	$11,674	$—	$28,880	$546,686

Residential real estate
Pass (1-6)	$57,059	$27,907	$17,718	$17,138	$27,443	$92,657	$1,172	$66,902	$307,996
Watch (7)	210	840	526	—	514	1,603	287	511	4,491
Classified (8-9)	571	733	121	14	898	3,181	—	253	5,771
Total residential real estate	$57,840	$29,480	$18,365	$17,152	$28,855	$97,441	$1,459	$67,666	$318,258

Other
Pass (1-6)	$43,526	$28,195	$30,074	$9,646	$5,641	$17,027	$—	$40,779	$174,888
Watch (7)	—	1	8	—	—	2,637	—	1	2,647
Classified (8-9)	—	18	19	13	—	17	8	4	79
Total Other	$43,526	$28,214	$30,101	$9,659	$5,641	$19,681	$8	$40,784	$177,614

In the tables above, loan originations in 2021 and 2020 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.
The following tables presents the recorded investment on loans based on payment activity as of the periods indicated:

	September 30, 2021
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$6,395	$5	$6,400
Real estate:
Commercial - investor owned	2,584	—	2,584
Commercial - owner occupied	24,727	—	24,727
Construction and land development	2,820	—	2,820
Residential	204	—	204
Other	413	11	424
Total	$37,143	$16	$37,159

	December 31, 2020
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$2,502	$—	$2,502
Real estate:
Residential	921	—	921
Other	4,612	21	4,633
Total	$8,035	$21	$8,056

The Company has purchased loans through the FCBP acquisition, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

($ in thousands)	At July 21, 2021
Par value of acquired loans	$180,440
Allowance for credit losses	(7,006)
Non-credit discount	(6,428)
Purchase price of acquired loans	$167,006

NOTE 6 - BRANCH CLOSURE

During the quarter ended September 30, 2021, the Company commenced the process to close three branch locations in California related to the First Choice acquisition. A lease and fixed asset impairment charge of $0.4 million was recognized and reported in merger-related expenses. Additionally, the Company has also commenced the process to close two branches in St. Louis and consolidate the operations and customers of these branches with other nearby locations. An impairment charge of $3.4 million on these branches was recognized in the third quarter 2021 for buildings, leases and fixed assets.

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$2,422,097	$1,946,068
Letters of credit	67,071	50,971

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2021, and December 31, 2020, approximately $269.7 million and $160.6 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $7.0 million and $5.7 million for estimated losses attributable to the unadvanced commitments at September 30, 2021, and December 31, 2020, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2021, the approximate remaining terms of standby letters of credit range from 1 month to 5 years.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate swap	$61,962	$61,962	$—	$—	$3,971	$5,987

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$932,666	$1,026,016	$17,442	$28,703	$17,457	$28,980

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

As of September 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$17,442	$—	$17,442	$633	$—	$16,809

Liabilities:
Interest rate swap	$21,428	$—	$21,428	$633	$20,519	$276
Securities sold under agreements to repurchase	219,484	—	219,484	—	219,484	—

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swap	$28,703	$—	$28,703	$2	$—	$28,701

Liabilities:
Interest rate swap	$34,967	$—	$34,967	$2	$34,903	$62
Securities sold under agreements to repurchase	271,081	—	271,081	—	271,081	—

As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $22.2 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $20.5 million.

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$114,937	$—	$114,937
Obligations of states and political subdivisions	—	515,416	—	515,416
Agency mortgage-backed securities	—	505,766	—	505,766
U.S. Treasury bills	—	71,292	—	71,292
Corporate debt securities	—	12,403	—	12,403
Total securities available for sale	—	1,219,814	—	1,219,814
Other investments	217	2,782	—	2,999
Derivatives	—	17,442	—	17,442
Total assets	$217	$1,240,038	$—	$1,240,255

Liabilities
Derivatives	$—	$21,428	$—	$21,428
Total liabilities	$—	$21,428	$—	$21,428

	December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$15,161	$—	$15,161
Obligations of states and political subdivisions	—	344,232	—	344,232
Residential mortgage-backed securities	—	526,572	—	526,572
Corporate debt securities	—	14,998	—	14,998
U.S. Treasury bills	—	11,466	—	11,466
Total securities available-for-sale	—	912,429	—	912,429
Derivative financial instruments	—	28,703	—	28,703
Total assets	$—	$941,132	$—	$941,132

Liabilities
Derivatives	$—	$34,967	$—	$34,967
Total liabilities	$—	$34,967	$—	$34,967

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

	September 30, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonaccrual loans (1)	$1,373	$—	$—	$1,373
Fixed assets	940	—	—	940
Total	$2,313	$—	$—	$2,313

(1) The amount represents only balances measured at fair value during the period and still held as of the reporting date.

The following table presents the losses recorded in relation to assets measured on a nonrecurring basis and still held as of the reporting date.

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Nonaccrual loans	$1,126	$—	$1,126	$4,756
Other real estate	—	—	—	1,000
Fixed assets	2,546	—	2,546	—
Total	$3,672	$—	$3,672	$5,756

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	September 30, 2021			December 31, 2020
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$438,472	$444,625	Level 2	$487,610	$501,523	Level 2
Other investments	59,156	59,156	Level 2	48,764	48,764	Level 2
Loans held for sale	5,068	5,068	Level 2	13,564	13,564	Level 2
Loans, net	8,964,487	8,954,895	Level 3	7,088,264	7,067,562	Level 3
State tax credits, held for sale	37,184	41,306	Level 3	36,853	39,925	Level 3
Servicing asset	7,965	7,965	Level 2	5,721	5,721	Level 2

Balance sheet liabilities
Certificates of deposit	$627,171	$628,425	Level 3	$550,095	$553,946	Level 3
Subordinated debentures and notes	204,103	193,752	Level 2	203,637	192,889	Level 2
FHLB advances	50,000	51,527	Level 2	50,000	51,871	Level 2
Other borrowings and notes payable	243,770	243,770	Level 2	301,081	301,081	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill increased $104.8 million to $365.4 million at September 30, 2021 from $260.6 million at December 31, 2020 due to the acquisition of FCBP.

The table below presents a summary of intangible assets:

Nine months ended
(in thousands)	September 30, 2021
Core deposit intangible, net, beginning of period	$23,084
Established through acquisition	4,892
Amortization	(4,199)
Core deposit intangible, net, end of period	23,777

Amortization expense on the core deposit intangibles was $1.5 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively. The core deposit intangibles are being amortized over a 10-year period.

The following table reflects the amortization schedule for the core deposit intangible at September 30, 2021:

Year	Core Deposit Intangible (in thousands)
2021	$1,491
2022	5,367
2023	4,601
2024	3,834
2025	3,068
After 2025	5,416
$23,777

NOTE 11 - SHAREHOLDERS’ EQUITY AND COMPENSATION PLANS

Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income after-tax by component:

Three months ended
(in thousands)	Net Unrealized Gain on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, June 30, 2021	$14,250	$17,322	$(3,300)	$28,272
Net change	$(7,870)	$(805)	$305	$(8,370)
Balance, September 30, 2021	$6,380	$16,517	$(2,995)	$19,902

Balance, June 30, 2020	$27,872	$13,099	$(8,162)	$32,809
Net change	$(220)	$(705)	$624	$(301)
Balance, September 30, 2020	$27,652	$12,394	$(7,538)	$32,508

Nine months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	$(15,940)	$(2,791)	$1,513	$(17,218)
Balance, September 30, 2021	$6,380	$16,517	$(2,995)	$19,902

Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749
Net change	$21,325	$(1,190)	$(5,376)	$14,759
Transfer from available-for-sale to held-to-maturity	$(8,650)	$8,650	$—	$—
Balance, September 30, 2020	$27,652	$12,394	$(7,538)	$32,508

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended September 30,
	2021			2020
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale debt securities	$(10,479)	$(2,609)	$(7,870)	$125	$31	$94
Reclassification adjustment for realized gain on sale of available-for-sale debt securities(a)	—	—	—	(417)	(103)	(314)
Reclassification of gain on held-to-maturity securities(b)	(1,072)	(267)	(805)	(936)	(231)	(705)
Change in unrealized gain on cash flow hedges arising during the period	12	3	9	146	36	110
Reclassification of loss on cash flow hedges(b)	395	99	296	683	169	514
Total other comprehensive income	$(11,144)	$(2,774)	$(8,370)	$(399)	$(98)	$(301)

	Nine months ended September 30,
	2021			2020
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale debt securities	$(21,226)	$(5,285)	$(15,941)	$28,741	$7,099	$21,642
Reclassification adjustment for realized gain on sale of available-for-sale debt securities(a)	—	—	—	(421)	(104)	(317)
Reclassification of gain on held-to-maturity securities(b)	(3,716)	(925)	(2,791)	(1,580)	(390)	(1,190)
Change in unrealized gain (loss) on cash flow hedges arising during the period	867	216	651	(8,296)	(2,049)	(6,247)
Reclassification of loss on cash flow hedges(b)	1,149	286	863	1,157	286	871
Total other comprehensive income	$(22,926)	$(5,708)	$(17,218)	$19,601	$4,842	$14,759
(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations

Compensation Plans
Employee Stock Options

During the nine months ended September 30, 2021, employee stock options were granted under the Amended and Restated 2018 Stock Incentive Plan.

Various information related to the stock options is shown below.

	Employee Stock Options	Weighted Average Life	Weighted Average Exercise Price
Options Outstanding, December 31, 2020	—
Options granted	118,604		$43.80
Options forfeited	(4,597)
Options Outstanding, September 30, 2021	114,007	9.5

At September 30, 2021, none of the outstanding stock options were exercisable.

NOTE 12 - SUBSEQUENT EVENT

The Company redeemed its $50.0 million fixed-to-floating subordinated debentures on the first call date of November 1, 2021.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2021 compared to the financial condition as of December 31, 2020. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended September 30, 2021, compared to the linked second quarter (“linked quarter”) in 2021 and the results of operations, liquidity and cash flows for the nine months ended September 30, 2021 compared to the same period in 2020. In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2020. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company has prepared the consolidated financial information in this report in accordance with GAAP. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using loss experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The three months ended September 30, 2021 continued to be characterized by heightened uncertainty due to the COVID-19 pandemic which could impact estimates and assumptions made by management. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $152.1 million at September 30, 2021 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $22.3 million. Conversely, the allowance would have increased $45.2 million using only the downside scenario.

Executive Summary

The Company closed its acquisition of FCBP and it’s wholly owned subsidiary, FCB, on July 21, 2021. FCBP operated eight full service branches in Southern California. The Company closed its acquisition of Seacoast on November 12, 2020. The results of operations of FCBP and Seacoast are included in our results from the acquisition dates forward, which may affect certain comparisons to the linked quarter and the nine months ended September 30, 2020.

Below are highlights of the Company’s financial performance for the periods indicated.

(in thousands, except per share data)	At or for the three months ended			At or for the nine months ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
EARNINGS
Total interest income	$103,228	$87,401	$70,787	$275,589	$220,666
Total interest expense	5,955	5,663	7,433	17,455	28,111
Net interest income	97,273	81,738	63,354	258,134	192,555
Provision (benefit) for credit losses	19,668	(2,669)	14,080	17,045	55,935
Net interest income after provision for credit losses	77,605	84,407	49,274	241,089	136,620
Total noninterest income	17,619	16,204	12,629	45,113	35,997
Total noninterest expense	76,885	52,456	39,524	182,225	116,109
Income before income tax expense	18,339	48,155	22,379	103,977	56,508
Income tax expense	4,426	9,750	4,428	21,733	11,055
Net income	$13,913	$38,405	$17,951	$82,244	$45,453

Basic earnings per share	$0.38	$1.23	$0.68	$2.48	$1.73
Diluted earnings per share	$0.38	$1.23	$0.68	$2.48	$1.73

Return on average assets	0.45%	1.50%	0.86%	1.01%	0.76%
Return on average common equity	3.96%	13.79%	8.06%	9.14%	6.96%
Return on average tangible common equity[1]	5.37%	18.44%	10.94%	12.31%	9.51%
Net interest margin (tax equivalent)	3.40%	3.46%	3.29%	3.45%	3.52%
Efficiency ratio	66.92%	53.56%	52.02%	60.09%	50.80%
Core efficiency ratio[1]	51.30%	51.86%	51.04%	52.59%	50.97%
Book value per common share	$37.52	$35.86	$33.66
Tangible book value per common share[1]	$27.38	$26.85	$24.80

ASSET QUALITY
Net charge-offs	$1,850	$869	$1,027	$8,366	$2,518
Nonperforming loans	41,554	42,252	39,623
Classified assets	104,220	100,063	84,710
Nonperforming loans to total loans	0.46%	0.58%	0.65%
Nonperforming assets to total assets	0.35%	0.44%	0.53%
ACL on loans to total loans	1.67%	1.77%	2.01%
Net charge-offs to average loans (annualized)	0.08%	0.05%	0.07%	0.14%	0.06%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•The Company was active in continuing to support its customers in the PPP. Details of the PPP loans are noted in the following table:

	At or for the three months ended		At or for the nine months ended
(in thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
PPP loans outstanding, net of deferred fees	$438,959	$396,660	$438,959	$396,660
Average PPP loans outstanding, net	489,104	664,375	614,470	483,832
PPP average loan size	210	171	200	147
PPP interest and fee income	6,048	7,940	22,463	9,309
PPP deferred fees	7,428	12,243	7,428	12,243
PPP average yield	4.91%	4.79%	4.89%	2.57%

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

•Pre-provision net revenue1 (“PPNR”) of $56.1 million in the third quarter 2021 increased $8.7 million from the linked quarter PPNR of $47.4 million. PPNR for the nine months ended September 30, 2021 of $144.2 million increased $30.2 million from $114.0 million in the prior year period. The increase from the linked quarter was primarily due to the FCBP acquisition that added $11.2 million of PPNR. The increase for the nine months ended September 30, 2021 compared to the prior year period was primarily from the Seacoast and FCBP acquisitions and income from PPP that started in the second quarter 2020.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $97.3 million for the third quarter 2021 increased $15.5 million, or 19.0%, from the linked quarter, primarily due to the FCBP acquisition, partially offset by a decline in PPP income. Net interest margin (“NIM”) was 3.40% for the third quarter 2021, compared to 3.46% for the linked quarter. Net interest income was $258.1 million for the nine months ended September 30, 2021, compared to $192.6 million in the prior year period. NIM was 3.45% for the nine months ended September 30, 2021, compared to 3.52% for the prior year period. Net interest income in 2021 increased over the prior year primarily due to the Seacoast and FCBP acquisitions and PPP loan fees and interest. NIM for the nine months ended September 30, 2021, declined from the prior year period primarily due to a lower rate environment and an increase in cash on the balance sheet.

•Noninterest income of $17.6 million for the third quarter 2021 increased $1.4 million from the linked quarter, primarily due to higher tax credit activity and the FCBP acquisition, offset by a decline in Other income from a private equity distribution received in the linked quarter. For the nine months ended September 30, 2021, noninterest income was $45.1 million, compared to $36.0 million in the prior year period. The increase was primarily due to the Seacoast acquisition, tax credit income and income on private equity investments.

•Branch Consolidation - As part of the integration of FCBP, the Company commenced the process to close three branch locations in California. A lease and fixed asset impairment charge of $0.4 million was recognized and reported in merger expenses. The Company expects to realize annual cost savings of approximately $0.8 million from these locations. Additionally, the Company has also commenced the process to close two branches in St. Louis and consolidate the operations and customers of these branches with other nearby locations. An impairment charge of $3.4 million on these branches was recognized in the third quarter 2021 for buildings, leases and fixed assets. The Company expects to realize annual cost savings of approximately $1.5 million on these two branches. These branch closures are reflective of current trends in the industry and traffic as a result of technology adoption and other business climate trends.

Balance sheet highlights:

•Loans – Total loans increased $1.9 billion to $9.1 billion at September 30, 2021, compared to $7.2 billion at December 31, 2020. The FCB acquisition added $1.9 billion of loans, while organic growth added an additional $413.9 million. These increases were offset by a decline in PPP loans of $466.0 million during the first nine months of 2021 due to higher loan forgiveness and the end of the statutory deadline for new PPP originations.

•Deposits – Total deposits increased $2.8 billion, to $10.8 billion at September 30, 2021 from $8.0 billion at December 31, 2020. The FCBP acquisition added $1.9 billion and deposits from PPP loans and the low-rate environment has contributed to the increase during the first nine months of 2021. Specialty deposits increased $316.4 million in 2021 primarily due to community associations and sponsor finance. Noninterest deposit accounts represented 40.4% of total deposits and the loan to deposit ratio was 84.2% at September 30, 2021.

•Asset quality – The allowance for credit losses on loans to total loans was 1.67% at September 30, 2021, compared to 1.89% at December 31, 2020. Nonperforming assets to total assets was 0.35% at September 30, 2021 compared to 0.45% at December 31, 2020. In the third quarter 2021, an ACL on the acquired FCBP loan portfolio of $30.5 million was recorded, representing 1.57% of the acquired loans. Approximately $7.0 million of this ACL was allocated to the PCD portfolio. The decline in the allowance to total loans ratio in the first nine months of 2021 was primarily due to the comparatively lower ACL on the FCBP loan portfolio, net loan charge-offs of $8.4 million, improved credit metrics, and continued improvement in economic forecasts. Loans acquired during the period are initially recorded at fair value at the date of acquisition, which includes a credit related discount. In addition, a provision for credit losses is recorded in the period of acquisition for estimated lifetime credit losses on non-PCD acquired loans. This additional provision for credit losses on the FCBP acquisition increased the provision for credit losses for the three and nine months ended September 30, 2021.

•Shareholders’ equity – Total shareholders’ equity was $1.4 billion at September 30, 2021, compared to $1.1 billion at December 31, 2020, and the tangible common equity to tangible assets ratio2 was 8.40% at both September 30, 2021 and December 31, 2020. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at September 30, 2021.

The Company issued 7,808,459 shares totaling $343.7 million in the third quarter 2021 as merger consideration in connection with the FCBP acquisition.

The Company has 1,277,951 shares available for repurchase under its common stock repurchase authorization. The Company repurchased 722,049 shares totaling $33.1 million in the first nine months of 2021.

The Company’s Board of Directors approved a quarterly dividend of $0.20 per common share, payable on December 31, 2021 to shareholders of record as of December 15, 2021, an increase of $0.01 from the third quarter dividend.

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

	Three months ended September 30,			Three months ended June 30,
	2021			2021
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$8,626,780	$94,016	4.32%	$7,272,209	$78,769	4.34%
Tax-exempt loans (2)	39,573	449	4.50	34,262	393	4.60
Total loans	8,666,353	94,465	4.32	7,306,471	79,162	4.35
Taxable debt and equity investments	904,338	4,810	2.11	856,439	4,706	2.20
Non-taxable debt and equity investments (2)	690,600	4,773	2.74	646,143	4,520	2.81
Short-term investments	1,251,988	480	0.15	806,928	237	0.12
Total securities and short-term investments	2,846,926	10,063	1.40	2,309,510	9,463	1.64
Total interest-earning assets	11,513,279	104,528	3.60	9,615,981	88,625	3.70
Noninterest-earning assets	821,279			665,363
Total assets	$12,334,558			$10,281,344

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$2,228,466	$459	0.08%	$1,985,811	$336	0.07%
Money market accounts	2,675,405	1,294	0.19	2,344,871	988	0.17
Savings	747,927	61	0.03	718,193	52	0.03
Certificates of deposit	604,594	927	0.61	522,633	1,091	0.84
Total interest-bearing deposits	6,256,392	2,741	0.17	5,571,508	2,467	0.18
Subordinated debentures	204,011	2,855	5.55	203,849	2,847	5.60
FHLB advances	89,457	211	0.94	50,000	197	1.58
Securities sold under agreements to repurchase	216,403	58	0.11	209,062	58	0.11
Other borrowed funds	25,699	90	1.39	27,147	94	1.39
Total interest-bearing liabilities	6,791,962	5,955	0.35	6,061,566	5,663	0.37
Noninterest bearing liabilities:
Demand deposits	4,040,761			3,008,703
Other liabilities	107,739			94,106
Total liabilities	10,940,462			9,164,375
Shareholders' equity	1,394,096			1,116,969
Total liabilities & shareholders' equity	$12,334,558			$10,281,344
Net interest income		$98,573			$82,962
Net interest spread			3.25%			3.33%
Net interest margin			3.40%			3.46%
(1)Average balances include nonaccrual loans. Interest income includes loan fees of $6.5 million, and $7.6 million for the three months ended September 30, 2021 and June 30, 2021, respectively.
(2)Interest income and yields have been adjusted to reflect a tax-equivalent basis.

	Nine months ended September 30,
	2021			2020
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$7,691,030	$249,458	4.34%	$5,796,713	$193,277	4.45%
Tax-exempt loans (2)	36,234	1,241	4.58	36,655	1,353	4.93
Total loans	7,727,264	250,699	4.34	5,833,368	194,630	4.46
Taxable debt and equity investments	870,169	14,235	2.19	1,059,957	20,329	2.56
Non-taxable debt and equity investments (2)	635,423	13,392	2.82	296,839	7,359	3.31
Short-term investments	914,954	906	0.13	188,849	500	0.35
Total securities and short-term investments	2,420,546	28,533	1.58	1,545,645	28,188	2.44
Total interest-earning assets	10,147,810	279,232	3.68	7,379,013	222,818	4.03
Noninterest-earning assets	712,946			576,993
Total assets	$10,860,756			$7,956,006

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$2,035,029	$1,123	0.07%	$1,464,144	$1,836	0.17%
Money market accounts	2,458,146	3,257	0.18	1,911,584	6,738	0.47
Savings	707,269	161	0.03	579,619	233	0.05
Certificates of deposit	555,045	3,329	0.80	713,633	9,176	1.72
Total interest-bearing deposits	5,755,489	7,870	0.18	4,668,980	17,983	0.51
Subordinated debentures	203,853	8,521	5.59	171,465	7,061	5.50
FHLB advances	63,297	603	1.27	240,596	2,070	1.15
Securities sold under agreements to repurchase	218,942	176	0.11	197,776	479	0.32
Other borrowed funds	27,154	285	1.40	32,836	518	2.11
Total interest-bearing liabilities	6,268,735	17,455	0.37	5,311,653	28,111	0.71
Noninterest bearing liabilities:
Demand deposits	3,280,414			1,684,107
Other liabilities	108,001			87,302
Total liabilities	9,657,150			7,083,062
Shareholders' equity	1,203,606			872,944
Total liabilities & shareholders' equity	$10,860,756			$7,956,006
Net interest income		$261,777			$194,707
Net interest spread			3.31%			3.32%
Net interest margin			3.45%			3.52%
(1)Average balances include nonaccrual loans. Interest income includes loan fees of $22.1 million, and $8.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Interest income and yields have been adjusted to reflect a tax-equivalent basis.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	compared to			compared to
	Three months ended June 30, 2021			Nine months ended September 30, 2020
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$15,595	$(348)	$15,247	$61,401	$(5,220)	$56,181
Tax-exempt loans (3)	65	(9)	56	(16)	(95)	(111)
Taxable debt and equity investments	285	(181)	104	(3,354)	(2,741)	(6,095)
Non-taxable debt and equity investments (3)	353	(100)	253	7,274	(1,241)	6,033
Short-term investments	167	76	243	887	(481)	406
Total interest-earning assets	$16,465	$(562)	$15,903	$66,192	$(9,778)	$56,414

Interest paid on:
Interest-bearing transaction accounts	$57	$66	$123	$550	$(1,263)	$(713)
Money market accounts	167	139	306	1,546	(5,027)	(3,481)
Savings	9	—	9	44	(116)	(72)
Certificates of deposit	161	(325)	(164)	(1,720)	(4,127)	(5,847)
Subordinated debentures	4	4	8	1,346	114	1,460
FHLB advances	116	(102)	14	(1,670)	203	(1,467)
Securities sold under agreements to repurchase	—	—	—	46	(349)	(303)
Other borrowings	(4)	—	(4)	(80)	(153)	(233)
Total interest-bearing liabilities	510	(218)	292	62	(10,718)	(10,656)
Net interest income	$15,955	$(344)	$15,611	$66,130	$940	$67,070
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) for the three months ended September 30, 2021 increased $15.6 million, over the linked quarter prior primarily due to the addition of $1.7 billion of earning-assets from the FCBP acquisition. PPP loans (excluding FCBP) decreased $164.0 in the current quarter, compared to a decline of $341.0 million in the linked quarter. Forgiveness of these loans by the SBA accelerates deferred loan fees into income that benefits net interest income. Total PPP income in the current quarter was $6.0 million, compared to $7.9 million in the linked quarter.

During the nine months ended September 30, 2021, tax equivalent net interest income increased $67.1 million from the nine months ended September 30, 2020, primarily due to the FCBP and Seacoast acquisitions and income from PPP loans that began originating in the second quarter 2020. These increases were partially offset by a decline in the yield on earning assets from 4.03% in the first nine months of 2020 to 3.68% in the same period of 2021. The decline in yield was primarily due to the Federal Open Markets Committee reduction of the target federal funds rate by 150 basis points in the first quarter of 2020.

NIM was 3.40% for the third quarter 2021, compared to 3.46% in the linked quarter. NIM decreased six basis points from the linked quarter primarily due to a ten basis point decrease in earning asset yields. The decrease in the earning asset yield was primarily due to higher levels of cash related to payoffs of PPP loans and deposit growth, and lower yields on investment securities and loans. Average interest-bearing cash accounts totaled $1.3 billion in the third quarter 2021, compared to $806.9 million in the linked quarter. The cost of interest-bearing liabilities declined two basis points from the linked quarter, primarily due to lower rates on time deposits. While NIM declined due to the aforementioned factors, the FCBP acquisition benefited NIM for the quarter and partially offset the increase in low-yielding cash balances.

NIM was 3.45% for the nine months ended September 30, 2021, a 7 basis point decrease compared to 3.52% in the prior year period. NIM was impacted by the decline in short-term rates as approximately 63% of the loan portfolio has variable rates, with most indexed to one-month LIBOR and Prime. LIBOR and Prime have declined significantly over the past year in conjunction with the decrease in the target federal funds rate discussed above. Higher levels of low-yielding, short-term investments also contributed to the decline in NIM, as the average balance increased $726.1 million.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
(in thousands)	September 30, 2021	June 30, 2021	Increase (decrease)		September 30, 2021	September 30, 2020	Increase (decrease)
Deposit service charges	$4,520	$3,862	$658	17%	$11,466	$8,557	$2,909	34%
Wealth management revenue	2,573	2,516	57	2%	7,572	7,283	289	4%
Card services revenue	3,186	2,975	211	7%	8,657	6,970	1,687	24%
Tax credit income	3,325	1,370	1,955	143%	3,654	2,563	1,091	43%
Miscellaneous income	4,015	5,481	(1,466)	(27)%	13,764	10,624	3,140	30%
Total noninterest income	$17,619	$16,204	$1,415	9%	$45,113	$35,997	$9,116	25%

Total noninterest income for the third quarter 2021 was $17.6 million, an increase of $1.4 million from the linked quarter. The increase was primarily due to the acquisition of FCBP that added $1.4 million of noninterest income, primarily in deposit service charges and servicing income. Tax credit income increased $2.0 million in the quarter, partially offset by a $1.9 million decline in miscellaneous income from lower gains on the sale of real estate and private equity fund distributions in the linked quarter.

Noninterest income for the nine months ended September 30, 2021, increased $9.1 million compared to the prior year period due to the FCBP and Seacoast acquisitions ($2.2 million), private equity income ($2.9 million), card services and tax credit income ($2.7 million) and gains on the sale of mortgages and other real estate owned ($1.7 million). The increase in card services, tax credit income and mortgage sales were due to higher volumes and business activity in 2021. Private equity distributions and gains on the sale of other real estate owned are not consistent sources of revenue. As the Company has exceeded $10 billion in assets during 2021, the Durbin Amendment to the Dodd-Frank Act will begin limiting the amount of interchange fees that the Company receives as part of card services revenue in July 2022.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
(in thousands)	September 30, 2021	June 30, 2021	Increase (decrease)		September 30, 2021	September 30, 2020	Increase (decrease)
Employee compensation and benefits	$33,722	$28,132	$5,590	20%	$91,416	$66,114	$25,302	38%
Occupancy	4,496	3,529	967	27%	11,776	9,940	1,836	18%
Data processing	3,328	2,850	478	17%	9,068	6,393	2,675	42%
Professional fees	901	1,300	(399)	(31)%	3,189	2,904	285	10%
Branch closure expenses	3,441	—	3,441	NM	3,441	—	3,441	NM
Merger-related expenses	14,671	1,949	12,722	653%	19,762	1,563	18,199	1,164%
Other	16,326	14,696	1,630	11%	43,573	29,195	14,378	49%
Total noninterest expense	$76,885	$52,456	$24,429	47%	$182,225	$116,109	$66,116	57%

Efficiency ratio	66.92%	53.56%	13.36%		60.09%	50.80%	9.29%
Core efficiency ratio[1]	51.30%	51.86%	(0.56)%		52.59%	50.97%	0.33%

[1] Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.
NM - Not meaningful

Noninterest expense was $76.9 million for the third quarter 2021, compared to $52.5 million for the linked quarter. The increase from the linked quarter was primarily due to merger-related expenses of $14.7 million (an increase of $12.7 million from the linked quarter), FCBP noninterest expense of $7.0 million, and branch closure expenses of $3.4 million.
Noninterest expense was $182.2 million for the nine months ended September 30, 2021, compared to $116.1 million for the prior year period. The increase from the prior year was primarily due to the FCBP and Seacoast acquisitions ($38.5 million), merger-related expenses ($18.2 million), and branch closure expenses ($3.4 million).

Income Taxes

The Company’s effective tax rate was 24.1% for the third quarter 2021, compared to 20.2% in the linked quarter. The increase reflects the impact of non-deductible merger expenses and an increase in state taxes. For the nine months ended September 30, 2021 and 2020, the effective tax rate was 20.9% and 19.6%, respectively. The increase in the effective tax rate in 2021 over 2020 was partially due to higher state tax expense from the Company’s expanded geographic footprint.

Summary Balance Sheet

(in thousands)	September 30, 2021	December 31, 2020	Increase (decrease)
Total cash and cash equivalents	$1,389,287	$537,703	$851,584	158%
Securities	1,658,286	1,400,039	258,247	18%
Loans (excluding PPP)	8,677,624	6,829,606	1,848,018	27%
PPP loans, net	438,959	698,645	(259,686)	(37)%
Total assets	12,888,016	9,751,571	3,136,445	32%
Deposits	10,827,775	7,985,389	2,842,386	36%
Total liabilities	11,448,381	8,672,596	2,775,785	32%
Total shareholders’ equity	1,439,635	1,078,975	360,660	33%

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

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2021	December 31, 2020	Increase (decrease)
Commercial and industrial	$3,379,171	$3,088,995	$290,176	9%
Commercial real estate - investor owned	2,121,252	1,589,419	531,833	33%
Commercial real estate - owner occupied	2,058,460	1,498,408	560,052	37%
Construction and land development	747,758	546,686	201,072	37%
Residential real estate	542,690	319,179	223,511	70%
Other	267,252	182,248	85,004	47%
Loans held for investment	$9,116,583	$7,224,935	$1,891,648	26%

The following table illustrates the change in loans:

(in thousands)	September 30, 2021	December 31, 2020	Increase (decrease)
C&I	$1,458,078	$1,103,060	$355,018	32%
CRE investor owned	1,935,284	1,420,905	514,379	36%
CRE owner occupied	1,163,236	825,846	337,390	41%
SBA Loans*	1,199,758	895,930	303,828	34%
Sponsor finance*	454,431	396,487	57,944	15%
Life insurance premium financing*	572,492	534,092	38,400	7%
Tax credits*	462,168	382,602	79,566	21%
SBA PPP loans	438,959	698,645	(259,686)	(37)%
Residential real estate	519,859	318,091	201,768	63%
Construction and land development	652,227	474,399	177,828	37%
Other	260,091	174,878	85,213	49%
Total loans	$9,116,583	$7,224,935	$1,891,648	26%

*Specialty loan category

Loans totaled $9.1 billion at September 30, 2021 compared to $7.2 billion at December 31, 2020. The acquisition of FCBP added $1.9 billion in 2021. PPP loans declined $260 million ($466.0 million excluding FCBP) in 2021 as PPP forgiveness by the SBA accelerated and the deadline for new originations passed in the second quarter 2021. All specialty loan categories have increased in 2021, led by SBA 7(a) loans. At September 30, 2021, line draw utilization was 38.2% compared to 38.1% at December 31, 2020.

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans typically have a 75% guarantee from the SBA. However, the guarantee was temporarily increased to 90% for loans issued between December 27, 2020 and September 30, 2021 as part of the Economic Aid Act. Occasionally, the Company may sell the guaranteed portion of the loan and retain servicing rights. At September 30, 2021, the unsold guaranteed portion of SBA loans totaled $808.2 million at September 30, 2021.

In response to the COVID-19 pandemic, the Company provided short-term payment deferrals to certain customers in 2020, primarily for 90 days or less. As of September 30, 2021, nearly all of these loans have returned to a paying status.

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

	Three months ended		Nine months ended September 30,
(in thousands)	September 30, 2021	June 30, 2021	2021	2020
Allowance, at beginning of period	$128,185	$131,527	$136,671	$43,288

CECL adoption	—	—	—	28,387
PCD loans immediately charged-off	—	—	—	(1,680)
Allowance at beginning of period, adjusted for adoption of CECL	128,185	131,527	136,671	69,995
Initial allowance on acquired PCD loans	7,006	—	7,006	—
Provision (benefit) for credit losses on loans	18,755	(2,473)	16,785	54,113
Charge-offs:
Commercial and industrial	(2,829)	(1,451)	(8,019)	(5,372)
Real estate:
Commercial	(376)	(216)	(2,992)	(528)
Construction and land development	(3)	—	(3)	(31)
Residential	(840)	(44)	(1,155)	(327)
Other	(203)	(121)	(389)	(294)
Total charge-offs	(4,251)	(1,832)	(12,558)	(6,552)
Recoveries:
Commercial and industrial	452	700	1,479	1,605
Real estate:
Commercial	1,638	49	1,730	3,169
Construction and land development	171	32	438	152
Residential	115	161	419	686
Other	25	21	126	102
Total recoveries	2,401	963	4,192	5,714
Net charge-offs	(1,850)	(869)	(8,366)	(838)
Allowance, at end of period	$152,096	$128,185	$152,096	$123,270

The following table presents the components of the provision for credit losses:

	Quarter ended		Nine months ended September 30,
(in thousands)	September 30, 2021	June 30, 2021	2021	2020
Provision (benefit) for credit losses on loans	$(5,149)	$(2,473)	$(7,119)	$54,113
Day 2 provision on First Choice acquired loans	23,904	—	23,904	—
Provision for off-balance sheet commitments	1,641	38	1,309	2,350
Provision for held-to-maturity securities	190	—	190	342
Accrued interest	(918)	(234)	(1,239)	(870)
Provision (benefit) for credit losses	$19,668	$(2,669)	$17,045	$55,935

The following table summarizes the allocation of the ACL:

	September 30, 2021		December 31, 2020
(in thousands)	Allowance	Percent	Allowance	Percent
Commercial and industrial	$61,887	40.7%	$58,812	43.0%
Real estate:
Commercial	61,368	40.3%	49,074	35.9%
Construction and land development	14,052	9.2%	21,413	15.7%
Residential	9,223	6.1%	4,585	3.4%
Other	5,566	3.7%	2,787	2.0%
Total	$152,096	100.0%	$136,671	100.0%

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

The provision for credit losses was $19.7 million for the third quarter 2021 and $17.0 million for the first nine months of 2021, compared to a benefit of $2.7 million for the linked quarter and an expense of $55.9 million in the same period of 2020. The provision for credit losses for the three and nine months ended September 30, 2021 was due to the establishment of the $23.9 million ACL on acquired FCBP non-PCD loans and a $1.6 million provision on unfunded commitments that was primarily related to FCBP loan commitments. The provision for credit losses on FCBP loans was offset by a provision benefit on the pre-existing loan portfolio. The Company’s strong asset quality metrics and strengthening customer credit risk profiles, along with an improvement in the economic forecast, particularly GDP and unemployment, led to the provision benefit in 2021. Conversely, the Company was in the middle of the pandemic at September 30, 2020 when economic forecasts were severely constrained, which led to the provision expense of $41.9 million in the prior year period.

Gross charge-offs of $4.3 million in the quarter primarily consisted of one commercial loan that had previously defaulted and was fully reserved for in 2020. During the first nine months of 2021, gross charge-offs totaled $12.6 million, compared to $6.6 million in the prior year period.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize further provision reversals. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The ACL on loans was 1.67% of loans at September 30, 2021, compared to 1.77% at June 30, 2021 and 1.89% at December 31, 2020. The ACL coverage ratio of 1.57% on the FCBP acquired loans contributed to the decline in the combined coverage ratio at September 30, 2021.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated.

(in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans	$38,591	$34,818
Loans past due 90 days or more and still accruing interest	16	130
Troubled debt restructurings	2,947	3,559
Total nonperforming loans	41,554	38,507
Other real estate	3,493	5,330
Total nonperforming assets	$45,047	$43,837

Total assets	$12,888,016	$9,751,571
Total loans	9,116,583	7,224,935
Nonperforming loans to total loans	0.46%	0.53%
Nonperforming assets to total assets	0.35%	0.45%
ACL on loans to nonperforming loans	366%	355%

Nonperforming loans increased $3.0 million to $41.6 million at September 30, 2021 from $38.5 million at December 31, 2020. Other real estate decreased during 2021 and the Company has recognized gains on sale of $0.9 million from the disposition of these properties.

Nonperforming loans

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$30,530	$21,770
Commercial real estate	8,738	12,519
Residential real estate	2,262	4,189
Other	24	29
Total	$41,554	$38,507

The following table summarizes the changes in nonperforming loans:

Nine months ended
(in thousands)	September 30, 2021
Nonperforming loans, beginning of period	$38,507
Additions to nonaccrual loans	35,361
Charge-offs	(12,558)
Other principal reductions	(16,235)
Moved to other real estate	(1,937)
Moved to performing	(1,582)
Change in loans past due 90 days or more and still accruing interest	(2)
Nonperforming loans, end of period	$41,554

Deposits

(in thousands)	September 30, 2021	December 31, 2020	Increase (decrease)
Noninterest-bearing deposit accounts	$4,375,713	$2,711,828	$1,663,885	61%
Interest-bearing transaction accounts	2,253,639	1,768,497	485,142	27%
Money market accounts	2,822,259	2,327,066	495,193	21%
Savings accounts	748,993	627,903	121,090	19%
Certificates of deposit:
Brokered	128,923	50,209	78,714	157%
Other	498,248	499,886	(1,638)	—%
Total deposits	$10,827,775	$7,985,389	$2,842,386	36%

Core deposits / total deposits	94%	93%
Demand deposits / total deposits	40%	34%

Core deposits, defined as total deposits excluding certificates of deposits, were $10.2 billion at September 30, 2021, an increase of $2.8 billion from December 31, 2020. The increase was primarily from the FCBP acquisition that added $1.7 billion in core deposits. Noninterest-bearing and interest-bearing deposits have also increased due to elevated deposits from customers who received PPP loans and customers who have retained excess liquidity due to the low yield of alternative short-term investments. Noninterest-bearing deposits were $4.4 billion at September 30, 2021, or 40.4% of total deposits. The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $1.9 billion at September 30, 2021 and $1.1 billion at December 31, 2020.

The total cost of deposits was 0.11% for the current quarter compared to 0.12% for the linked quarter.

Shareholders’ Equity

Shareholders’ equity totaled $1.4 billion at September 30, 2021, an increase of $360.7 million from December 31, 2020. Significant activity during the first nine months of 2021 was as follows:

•increase from net income of $82.2 million,
•increase from the issuance of 7.8 million shares in the acquisition of FCBP totaling $343.7 million ($342.3 million net of shares withheld for taxes on employee share based equity awards)
•net decrease in fair value of securities and cash flow hedges of $17.2 million,
•decrease from shares repurchased of $33.1 million, and
•decrease from dividends paid on common shares of $18.6 million.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $1.4 billion at September 30, 2021, compared to $545.3 million at December 31, 2020. The low interest rate environment, coupled with an uncertain outlook and government stimulus, such as the PPP, have increased liquidity for the banking industry, including the Company. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $1.7 billion at September 30, 2021, and included $582 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $1.1 billion could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2021, the Bank could borrow an additional $704 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1.1 billion available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.5 billion in commitments to extend credit as of September 30, 2021. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which is available at September 30, 2021. The line of credit has a one-year term and matures in February 2022. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require EFSC and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of September 30, 2021, and December 31, 2020, EFSC and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes EFSC’s capital ratios at the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020	Minimum Capital Requirement to be considered “Well Capitalized”, including Capital Conservation Buffer
Total capital to risk-weighted assets	14.5%	14.9%	10.5%
Tier 1 capital to risk-weighted assets	12.2%	12.1%	8.5%
Common equity tier 1 capital to risk-weighted assets	11.2%	10.9%	7.0%
Leverage ratio (Tier 1 capital to average assets)	9.7%	10.0%	4.0%
Tangible common equity to tangible assets[1]	8.4%	8.4%
Total risk-based capital	$1,385,389	$1,094,601
Tier 1 capital	1,166,529	889,527
Common equity tier 1 capital	1,072,876	795,873

[1] Not a required regulatory capital ratio

The following table summarizes the Bank’s various capital ratios at the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020	Well Capitalized Minimum %	Minimum Capital Requirement to be considered “Well Capitalized” Including Capital Conservation Buffer
Total capital to risk-weighted assets	13.4%	13.7%	10.0%	10.5%
Tier 1 capital to risk-weighted assets	12.3%	12.5%	8.0%	8.5%
Common equity tier 1 capital to risk-weighted assets	12.3%	12.5%	6.5%	7.0%
Leverage ratio (Tier 1 capital to average assets)	9.8%	10.3%	5.0%	4.0%
Total risk-based capital	$1,278,031	$1,004,839
Tier 1 capital	1,172,421	913,169
Common equity tier 1 capital	1,172,368	913,116

In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital followed by a three-year transition period. The Company adopted CECL on January 1, 2020. For additional information regarding the adoption of CECL, see “Item 1. Note 1 – Summary of Significant Accounting Policies.” The Company has elected the transition provisions provided by the U.S. banking agencies’ rule. Accordingly, the regulatory capital effects resulting from adoption of the CECL methodology will not be fully reflected in the Company’s regulatory capital until January 1, 2025. Based on the Company’s regulatory capital position as of September 30, 2021, the estimated impact of adopting CECL would reduce the Common Equity Tier 1 Capital ratio by approximately 40 basis points. The actual impact of adopting CECL on the regulatory capital ratios may change as the final impact is not determined until the end of the second year of the transition period.

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

Core Performance Measures

	Three months ended			Nine months ended
(in thousands)	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest income	$97,273	$81,738	$63,354	$258,134	$192,555
Less: Incremental accretion income	—	—	1,235	—	3,227
Core net interest income	97,273	81,738	62,119	258,134	189,328

Total noninterest income	17,619	16,204	12,629	45,113	35,997
Less: Gain on sale of investment securities	—	—	417	—	421
Less: Gain on sale of other real estate	335	549	—	884	—
Less: Other non-core income	—		—	—	265
Core noninterest income	17,284	15,655	12,212	44,229	35,311

Total core revenue	114,557	97,393	74,331	302,363	224,639

Total noninterest expense	76,885	52,456	39,524	182,225	116,109
Less: Other expenses related to non-core acquired loans	—	—	25	—	49
Less: Merger-related expenses	14,671	1,949	1,563	19,762	1,563
Less: Branch-closure expenses	3,441		—	3,441	—
Core noninterest expense	58,773	50,507	37,936	159,022	114,497

Core efficiency ratio	51.30%	51.86%	51.04%	52.59%	50.97%

Tangible Common Equity Ratio

(in thousands)	September 30, 2021	December 31, 2020
Total shareholders' equity	$1,439,635	$1,078,975
Less: Goodwill	365,415	260,567
Less: Intangible assets	23,777	23,084
Tangible common equity	$1,050,443	$795,324

Total assets	$12,888,016	$9,751,571
Less: Goodwill	365,415	260,567
Less: Intangible assets, net	23,777	23,084
Tangible assets	$12,498,824	$9,467,920

Tangible common equity to tangible assets	8.40%	8.40%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the three months ended
(in thousands)	September 30, 2021	June 30, 2021	September 30, 2020
Average shareholder’s equity	$1,394,096	$1,116,969	$885,496
Less: Average goodwill	342,622	260,567	210,344
Less: Average intangible assets, net	23,473	20,997	22,489
Average tangible common equity	$1,028,001	$835,405	$652,663

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

The following table summarizes the expected impact of interest rate shocks on net interest income:

Rate Shock[1]	Annual % change in net interest income
+ 300 bp	22.5%
+ 200 bp	13.8%
+ 100 bp	5.5%

[1] Due to the current levels of interest rates, the downward shock scenarios are not shown.

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At September 30, 2021, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

At September 30, 2021, the Company had $5.7 billion in variable rate loans including $3.2 billion based on LIBOR and $2.2 billion based on Prime. Approximately 76% of the LIBOR based loans are indexed to one-month LIBOR. Of the total variable rate loans, $3.0 billion had a rate floor of which approximately $2.8 billion, or 94%, were currently priced at the floor.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2021. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2021 through July 31, 2021	145,926	45.79	145,926	1,602,437
August 1, 2021 through August 31, 2021	205,137	45.69	205,137	1,397,300
September 1, 2021 through September 30, 2021	119,349	43.43	119,349	1,277,951
Total	470,412	$45.15	470,412	1,277,951

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

3.9    Amendment to Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.9 to Registrant's Quarterly Report on Form 10-Q filed on July 30, 2021 (File No. 001-15373)).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of November 4, 2021.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer