Form 10-K
period 2021-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2022-02-25
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-15373

 ENTERPRISE FINANCIAL SERVICES CORP
(Exact name of registrant as specified in its charter)

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec Avenue, Clayton, MO 63105
Telephone: (314) 725-5500

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Common Stock, par value $.01 per share	EFSC	Nasdaq Global Select Market
Depositary Shares, each representing a 1/40th interest in a share of 5.00% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	EFSCP	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $1,535,891,000 based on the closing price of the common stock of $46.39 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) as reported by the Nasdaq Global Select Market.
As of February 24, 2022, the Registrant had 37,821,174 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are incorporated by reference into Item 7 of this Annual Report on Form 10-K. Additionally, the information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ENTERPRISE FINANCIAL SERVICES CORP
2021 ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms, Abbreviations and Entities

The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
ASC	Accounting Standards Codification	First Choice	First Choice Bancorp
ASU	Accounting Standards Update	FCB	First Choice Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles
BHCA	Bank Holding Company Act of 1956, as amended	GDP	Gross Domestic Product
Board or Board of Directors	Enterprise Financial Services Corp board of directors	ICE	The Intercontinental Exchange
C&I	Commercial and Industrial	LIBOR	London Interbank Offered Rate
CCB	Capital Conservation Buffer	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CDFI	Community Development Financial Institution	OCC	Office of the Comptroller of the Currency
CECL	Current Expected Credit Loss	PCD	Purchased Credit Deteriorated
CET1	Common Equity Tier 1 Capital	PCI	Purchased Credit Impaired
CFPB	Consumer Financial Protection Bureau	PPP	Paycheck Protection Program
Company	Enterprise Financial Services Corp and Subsidiaries	PPPLF	Paycheck Protection Program Liquidity Facility
CRE	Commercial Real Estate	SBA	U.S. Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBIC	Small Business Investment Company
EFSC	Enterprise Financial Services Corp	Seacoast	Seacoast Commerce Banc Holdings
Enterprise	Enterprise Financial Services Corp and Subsidiaries	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
Federal Reserve	Federal Reserve Board	Trinity	Trinity Capital Corporation

PART 1

ITEM 1: BUSINESS

Forward-Looking Information
Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, shareholder value creation and the impact of the Seacoast and First Choice acquisitions and other acquisitions. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “could,” “continue” and the negative and other variations of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends, and statements about future performance, operations, products and services. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those anticipated in the forward-looking statements and future results could differ materially from historical performance. Further, the ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The COVID-19 pandemic is continuing to adversely affect us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to: our ability to efficiently integrate acquisitions, including the Seacoast and First Choice acquisitions, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which we adopted on January 1, 2020 and which changed how we estimate credit losses and may increase the required level of our allowance for credit losses in future periods; changes in the method of determining LIBOR and the phase-out of LIBOR; natural disasters; war or terrorist activities, or pandemics, including the COVID-19 pandemic, and their effects on economic and business environments in which we operate, including the ongoing disruption to the financial market and other economic activity caused by the COVID-19 pandemic; and other risks discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis and expectations only as of the date of such statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend, and undertakes no obligation, to publicly revise or update forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by federal securities law. You should understand that it is not possible to predict or identify all risk factors. Readers should carefully review all disclosures we file from time to time with the SEC which are available on the Company’s website at www.enterprisebank.com under “Investor Relations.”

General Development and Description of Our Business
Enterprise Financial Services Corp (“Company,” “we,” “us,” or “our”), headquartered in Clayton, Missouri, is a financial holding company incorporated under Delaware law in December 1994. EFSC is the holding company for Enterprise Bank & Trust, a full-service financial institution offering banking and wealth management services to individuals and corporate customers primarily located in Arizona, California, Kansas, Missouri, Nevada, and New Mexico. Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri 63105, and our telephone number is (314) 725-5500.

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
•Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the U.S. Department of the Treasury Community Development Financial Institution (“CDFI”) New Markets Tax Credit Program. In prior years, we were selected to distribute New Markets Tax Credits, and we continue to participate in the application process, as well as serve as a secured lender to other allocatees. In the third quarter 2021, the Company received a $60.0 million allocation from the New Market Tax Credit Program.
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
•SBA 7(a). We have a team of experienced bankers in production offices across the country that originate loans through the SBA 7(a) program. These loans are primarily owner-occupied, commercial real estate loans secured by a 1st lien. These loans predominantly have a 75% portion guaranteed by the SBA. By focusing on this specific product type, we have developed an expertise that allows for speed and reliability of execution.

Specialty deposits – In addition to commercial operating accounts for our C&I customers, we offer specialty deposit accounts to customers in certain industries with complex account needs. Our focus areas include community associations, property management, third party escrow, and trust services. In addition, we service deposit accounts for customers in our specialized lending niches, including sponsor finance, tax credit and life insurance premium financing. These accounts are primarily demand accounts and have a low overall interest cost.

Fee income business – We offer a broad range of treasury management products and services that benefit businesses ranging from large national clients to local merchants. Customized solutions and special product bundles are available to clients of all sizes. In response to ever increasing needs for data/information security and functional efficiency, we continue to offer robust cash management systems that employ mobile technology and fraud detection/mitigation services. Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services to facilitate our providing these services. We also offer international banking, card services and tax credit businesses that generate fee income.

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

Growth through Acquisitions – Disciplined strategic acquisitions have contributed significantly to the Company’s growth and expansion. Most recently, on July 21, 2021, the Company closed its acquisition of First Choice and its wholly-owned bank subsidiary, FCB. First Choice operated eight full service branches in Southern California with total assets of $2.3 billion. The First Choice acquisition strengthened the Company’s commercial banking presence in the California market.

On November 12, 2020, the Company closed its acquisition of Seacoast and its wholly-owned bank subsidiary, Seacoast Commerce Bank. Seacoast operated five full-service retail and commercial banking offices in California and Nevada, as well as SBA loan production and deposit production offices in various states. Seacoast had total assets of $1.3 billion. The Seacoast acquisition enhanced the Company’s commercial and specialty lending verticals, while enhancing the Company’s funding profile with deposit expertise in certain specialty deposit areas.

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by multiple large financial and bank holding companies with substantial capital resources and lending capacity. We face competition not only from other financial holding companies and commercial banks, but also from credit unions, investment managers, insurers, brokerage firms, financial technology companies, and other providers of financial services and products. Strong competition for deposit and loan products affects the rates of those products, as well as the terms on which they are offered to customers.

Supervision and Regulation
The following is a summary description of the relevant laws, rules, and regulations governing banks and financial holding companies, including the Company. The description of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the related statutes and regulations.

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

Various legislation is from time to time introduced in Congress and state legislatures where we operate. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition or upon our results of operations or the results of operations of any of our subsidiaries.

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

Legislative and Regulatory Actions in Connection with Global Pandemic. On January 31, 2020, the Secretary of Health and Human Services declared a public health emergency due to the global outbreak of a new strain of coronavirus (COVID-19). On March 13, 2020, the President of the United States proclaimed COVID-19 as a national emergency, following the World Health Organization’s categorization of the outbreak as a pandemic. Variants of COVID-19 continue to aggressively spread globally, including throughout the United States. The pandemic and resulting travel bans, closure of non-essential businesses, social distancing measures and government responses across the country have had a profound impact on the global economy, financial markets and how business has been conducted across all industries and have affected many of the Company’s customers and clients. To the extent the economic impacts of the pandemic continue for a prolonged period and conditions stagnate or worsen, our provision for credit losses, noninterest income, and profitability may be adversely affected.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act contains provisions to assist individuals and businesses, including the SBA’s Paycheck Protection Program. The PPP provided $349 billion in guaranteed loans that are forgivable if certain requirements are met. Subsequent legislation increased the overall PPP authorization to $813.7 million through the end of the program on May 31, 2021. The CARES Act also provides certain temporary regulatory relief for financial institutions. The act permits financial institutions to temporarily suspend any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a troubled debt restructuring (“TDR”), including impairment for accounting purposes. We elected to apply the CARES Act relief to certain loan modifications that relate primarily to short-term payment deferrals and have not classified such modifications as TDRs through the end of 2021.

The CARES Act grants potential tax relief and liquidity to businesses, including corporate tax provisions that: temporarily allow for the carryback of net operating losses and remove limitations on the use of loss carryforwards, increase interest expense deduction limitations, and allow accelerated depreciation deductions on certain asset improvements.

On March 11, 2021, the American Rescue Plan of 2021 (“ARA”) was signed into law. The ARA provided additional support to the economy through direct support to individuals, families and small businesses.

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well-managed and well-capitalized by the Federal Reserve, and the Bank must continue to be considered well-managed and well-capitalized by the FDIC, and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the MD&A for more information on our capital adequacy, and “Bank Subsidiary - Community Reinvestment Act” below for more information on the Community Reinvestment Act.

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

Support of Bank Subsidiary: Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Act, this longstanding policy has been given the force of law, and additional regulations promulgated by the Federal Reserve to further implement the statute are possible; however, the bank subsidiary support provisions of the statute are fully effective even absent implementing regulations. As in the past, such financial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

Capital Adequacy: The Company is also subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of the Bank (summarized below).
Dividend Restrictions and Stock Repurchases: From time to time the Company may engage in stock repurchases. The Federal Reserve requires that bank and financial holding companies, where certain conditions are triggered, provide prior notice to, consult with, and in certain circumstances seek the approval of, the Federal Reserve or reserve bank staff prior to implementing a stock repurchase plan.

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

Dividends, repurchases and redemptions on the Company’s capital stock (common and preferred) are prohibited under the terms of the junior subordinated debenture agreements (see Note 11-Subordinated Debentures) if the Company is in continuous default on its payment obligations, has elected to defer interest payments or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock is prohibited.

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

The Basel III final rule established a new CET1 requirement and increased the minimum tier 1 capital requirement to 6.0%. In addition, all banking organizations must maintain a CCB consisting of CET1 capital in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. The CCB effectively increased the minimum CET1 capital, tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively.

As required by the Basel III final rule, capital instruments such as trust preferred securities and cumulative preferred shares have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009, and grandfathered as tier 1 capital such instruments issued by smaller entities prior to May 19, 2010 (provided they do not exceed 25% of tier 1 capital). The Company’s trust preferred securities currently are grandfathered under this provision. However, if the Company has total assets of $15 billion and acquires another bank, or if an acquisition causes the Company to exceed $15 billion in total assets, the trust preferred securities will no longer qualify as Tier 1 instruments (but may be included in tier 2 capital).

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
All of the Bank’s capital ratios were at levels that qualify it to be “well-capitalized” for regulatory purposes as of December 31, 2021.
Consumer Financial Protection Bureau: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the CFPB. Depository institutions with more than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB.
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

Community Reinvestment Act: The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC is required to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank has an outstanding rating under CRA.

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

Human Capital Management
We pride ourselves in creating an open, diverse, and transparent culture that celebrates teamwork and recognizes associates at all levels. We expect and encourage participation and collaboration, and understand that we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting shareholder commitments and achieving exceptional standards of performance. We also believe in supporting our associates to achieve a work/life balance.

Attracting and Retaining Talent. Our goal is to offer careers to our associates; not just jobs. At December 31, 2021, we employed 1,032 regular full-time and 43 part-time associates. We also employ a small number of seasonal/temporary associates and occasionally hire independent contractors for specific projects that require a highly specialized skill set or to provide additional resources during peak times, as needed.

Our performance measures and compensation determinations are designed to ensure the proper balance of risk and reward. Performance evaluations facilitate our ongoing assessment of associates’ skills and improvements as needed. We use annual talent reviews to identify high performing associates and future potential leaders, provide insight into critical development needs and retention risks, and identify business-critical talent needs, including anticipated workforce planning challenges. Additionally, we have established succession plans to ensure continuation of critical roles and operations.

We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. In 2021, we raised our internal minimum wage to $16 per hour to maintain a competitive total rewards package that attracts and retains top talent. This decision was made after extensive research, including reviewing the current market landscape both inside and outside of banking and financial services, and with feedback from leadership.

We also offer a wide array of benefits for our associates and their families including 401(k), medical, dental and vision benefits as well as life insurance and short-term disability for all full-time associates. Our wellness program is designed to help associates avoid illness while improving and maintaining their general health. The program offers financial rewards to associates who adopt healthy habits and participate in wellness education and health screens. Annual health screenings are provided to all associates at no charge.

Soliciting Feedback. We conduct associate surveys to ensure that we understand what is important to our associates, including their opinions on a variety of topics. We have made changes as a result of the survey results including the adoption of a volunteer time-off policy and improvements to internal communication processes. Our efforts are being recognized. For the past four years, the Bank has been included in the “Best Banks to Work for” by American Banker magazine for our dedication to employee satisfaction.

In late 2021, we conducted a survey specifically directed at gaining a better understanding of our culture and our associates’ experiences. We believe this is especially important to understand as we have grown into new markets and welcomed new associates. The survey was designed to give management insight into our culture’s strengths and opportunities. Additionally, we utilize small group setting programs, where management regularly meets with associates across the organization for informal discussion and open forum on topics that are top of mind for the attendees. Through our continued use of surveys and other forms of collecting associate feedback, we can continue to understand, grow and enhance our culture to facilitate a ‘best place to work’ environment. Eighty-two percent of our associates responded to the culture survey.

Diversity, Equity & Inclusion. We believe that diversity of thought and experiences results in better outcomes and empowers our associates to make more meaningful contributions within our company and communities. We continue to learn and grow, and our current initiatives reflect our ongoing efforts around a more diverse, inclusive and equitable workplace.

Our Diversity, Equity & Inclusion Leadership Council and our Black Heritage Connections Group — are tasked with making recommendations on specific steps we can take to ensure we are driving positive change in our communities. In addition, we have several associate development programs that help to create a more inclusive environment by giving associates and other individuals of all backgrounds additional opportunities to succeed and contribute. These programs include:

•Career Acceleration Program - This trainee program allows participants to experience a wide range of assignments by rotating through the various product partners and operational areas of the Company. Upon successful completion of the program, the associate is placed in a role that aligns with their strengths and talents and helps meet the needs of our organization.
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

We track the representation of women and underrepresented minorities because we believe that diversity helps us build more effective teams and improve our client experience, leading to greater success for the Company and our shareholders. Our diversity data is monitored by the Board. We have made progress in this area, but continue to strive to further diversify our workforce and strengthen our culture of inclusion.

Focusing on a Safe and Healthy Workplace. We value our associates and are committed to providing a safe and healthy workplace. Our formal Health & Safety (HS) Policy mandates all tasks be conducted in a safe and efficient manner and comply with all local, state and federal health and safety regulations, and special safety concerns. The HS Policy encompasses all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage and general safety rules.

Our priority throughout the COVID-19 pandemic is to protect the health and safety of associates and clients while remaining operational. We are abiding by federal, state and local governmental guidelines as we balance public health concerns with the needs of our business. We continue to follow our Business Continuity Plan and Pandemic Plan and have been able to successfully navigate the pandemic with no significant interruptions.

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

Risks Relating to the Pandemic
The global coronavirus (COVID-19) pandemic has led, and continues to lead, to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.
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
Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, increases in inflation or interest rates, labor shortages, supply chain disruptions and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the COVID-19 outbreak continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in this Annual Report on Form 10-K may be heightened.

Risks Relating to Economic and Market Conditions
An economic downturn could adversely affect our financial condition, results of operations or cash flows.
Recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations and profitability. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. As a community bank, we bear increased risk of unfavorable local economic conditions. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

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
The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020 and expired on May 31, 2021; however, because of the short window between the passing of the CARES Act and the initial opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

SBA lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.
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

Increased regulatory oversight, changes in the method of determining LIBOR and the phase-out of LIBOR after 2021 may adversely affect the results of our operations.
On December 31, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the LIBOR, ceased issuance of 24 of the 35 LIBOR settings. Five U.S. dollar settings (overnight, 1-month, 3-month, 6-month and 1-year) will continue to be published using panel bank issuances through June 2023. However, new contracts indexed to LIBOR are prohibited after December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of SOFR, which is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR.

Successor or replacement interest rates to LIBOR may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. The Company has not yet selected a replacement index, but has begun issuing loans using SOFR published by the Federal Reserve Bank of New York. The Company has material contracts that are indexed to LIBOR. The full impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

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

We may incur impairments to goodwill.
As of December 31, 2021, we had $365 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, or reduced future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

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
Our investment portfolio includes mortgage-backed obligations primarily secured by pools of mortgages on single-family residences. The value of mortgage-backed obligations in our investment portfolio may fluctuate for several reasons, including (i) delinquencies and defaults on the mortgages underlying such obligations, due in part to high unemployment rates, (ii) falling home prices, (iii) lack of a liquid market for such obligations, and (iv) uncertainties in respect of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which guarantee such obligations. If the value of homes were to materially decline, the fair value of the mortgage-backed obligations in which we invest may also decline. Any such decline in the fair value of mortgage-backed obligations, or perceived market uncertainty about their fair value, could adversely affect our financial position and results of operations. In addition, when we acquire a mortgage-backed security, we anticipate that the underlying mortgages will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when rates rise, but changes in prepayment rates are difficult to predict. In light of historically low interest rates, many of our mortgage-backed securities have a higher interest rate than prevailing market rates, resulting in a premium purchase price. In accordance with applicable accounting standards, we amortize the premium over the expected life of the mortgage-backed security. If the mortgage loans securing the mortgage-backed security prepay more rapidly than anticipated, we would have to amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

Credit and Liquidity Risks
Our loan and deposit portfolios are in certain markets which could result in increased concentration risk.
A majority of our loans are to businesses and individuals in the St. Louis, Kansas City, Phoenix, Los Alamos, Albuquerque, Santa Fe, Los Angeles, San Diego, and Las Vegas metropolitan areas. These loans are funded by deposits in the same metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our clients to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Consequently, a decline in local economic conditions may adversely affect our earnings.

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

Competitive and Reputational Risks
The loss of any of our executive officers or other key employees, or the inability to recruit highly skilled and other key employees, may adversely affect our operations.
The Company believes that its growth and continued success will depend in large part on its executive team and other key employees. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could have a material adverse effect on our business strategy, financial condition, results of operations and cash flows.

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
We are headquartered in Missouri, but have branch locations in the Kansas City, Phoenix, Los Angeles, and San Diego metropolitan areas, as well as Northern New Mexico and Nevada. Over time, we may acquire or open locations in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage personnel and business outside of the State of Missouri. If we are unable to manage these risks, our operations may be materially and adversely affected.

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

Risks Relating to Our Common Stock and Depositary Shares
The price of our common stock and depositary shares may be volatile or may decline.
The trading price of our common stock and depositary shares may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could make it more difficult for you to resell your common stock or depositary shares when you want and at prices you find attractive.

Our stock price and the price of our depositary shares can fluctuate significantly in response to a variety of factors including, among other things:
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

The stock market and, in particular, the market for financial institution stocks, has historically experienced significant volatility. As a result, the market price of our common stock and depositary shares may be volatile. In addition, the trading volume in our common stock and depositary shares may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and our depositary shares and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified in this annual report and other reports by the Company. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength or operating results. A significant decline in our stock or depositary share prices could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

The trading volume in our common stock and depositary shares is less than that of other larger financial institutions.
Although our common stock and depositary shares are listed for trading on the Nasdaq Global Select Market, trading volume may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock or depositary shares at any given time, a factor over which we have no control. During any period of lower trading volume of our common stock or depositary shares, significant sales of shares of our common stock or depositary shares or the expectation of these sales could cause our common stock or depositary shares price to fall.

An investment in our common stock or depositary shares is not insured and you could lose the value of your entire investment.
An investment in our common stock or depositary shares is not a savings account, deposit or other obligation of our bank subsidiary, any non-bank subsidiary or any other bank, and such investment is not insured or guaranteed by the FDIC or any other governmental agency. As a result, if you acquire our common stock or depositary shares, you may lose some or all of your investment.

Our ability to pay dividends is limited by various statutes and regulations and depends primarily on the Bank’s ability to distribute funds to us and is also limited by various statutes and regulations. The Company depends on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of the Company’s liquidity requirements. Federal and state regulations limit the amount of dividends and the amount of payments that the Bank may make to the Company under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC, or Federal Reserve Board could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event that the Bank was restricted from paying dividends to the Company or making payments under the tax sharing agreement, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock or preferred stock. If we are unable or determine not to pay dividends on our outstanding equity securities, the market price of such securities could be materially adversely affected.

There can be no assurance of any future dividends on our common stock or our outstanding preferred stock.
Holders of our common stock and depositary shares are entitled to receive dividends only when, as and if declared by the Board of Directors. Although we have historically paid cash dividends, we are not required to do so.

Our outstanding preferred stock and debt securities, including debt securities related to our trust preferred securities, restrict our ability to pay dividends on our capital stock.
We have outstanding preferred stock and subordinated debentures issued to statutory trust subsidiaries, which have issued and sold preferred securities in the Trusts to investors. These instruments prohibit the payment of dividends on our common stock in certain situations. See “Item 1. Business - Supervision and Regulation - Financial Holding Company - Dividend Restrictions and Share Repurchases” for additional information.

Moreover, any other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including the common stock. In the event that our existing or future financing agreements restrict our ability to pay dividends in cash on the common stock, we may be unable to pay dividends in cash on the common stock unless we can refinance amounts outstanding under those agreements. In addition, if we are unable or determine not to pay interest on our preferred stock or subordinated debentures, the market price of our common stock could be materially or adversely affected.

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

With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri, 63105. As of December 31, 2021, we had banking locations and administrative offices throughout our market areas of Arizona, California, Kansas, Missouri, Nevada, and New Mexico. Additionally, the Company has a limited network of SBA loan production offices and deposit production offices in various states. We own or lease our facilities and believe all of our properties are in good condition to meet our business needs.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock
The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “EFSC.” As of February 24, 2022, the Company had 1,776 registered shareholders of common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividends
The Company paid quarterly cash dividends in 2021 and 2020 and anticipates continuing to pay comparable dividends. Total dividends paid were $0.75 in 2021 and $0.72 in 2020. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders.

Our ability to pay dividends is substantially dependent upon the ability of our subsidiaries to pay cash dividends to us. Information on regulatory restrictions on our ability to pay dividends is set forth in “Part I, Item 1. Business - Supervision and Regulation - Financial Holding Company - Dividend Restrictions and Share Repurchases.” The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to our common stock.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
October 1 - 31, 2021	—	$—	—	1,277,951
November 1- 30, 2021	192,398	47.44	192,398	1,085,553
December 1- 31, 2021	385,080	47.76	385,080	700,473
Total	577,478	$47.65	577,478

(a) In April 2021, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common stock from December 31, 2016 through December 31, 2021. The graph compares the Company’s common stock with the Nasdaq Composite Index (U.S. companies) and the S&P Regional Banks Select Industry Index, which is a new index in 2021. Prior to 2021, the Company used the SNL Bank $5B-$10B Index, which has not been included in the performance graph due to its retirement in August 2021.

The graph assumes an investment of $100.00 in the Company’s common stock and each index at the respective closing price on December 31, 2016 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Enterprise Financial Services Corp
Nasdaq Composite Index
S&P Regional Banks Select Industry Index

	Period Ending December 31,
Index	2016	2017	2018	2019	2020	2021
Enterprise Financial Services Corp	$100.00	$106.10	$89.28	$116.05	$86.18	$117.97
Nasdaq Composite Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
S&P Regional Banks Select Industry Index	$100.00	$107.95	$87.69	$111.92	$103.98	$145.47

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company by focusing on changes in certain key measures from year to year. It should be read in conjunction with the Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1. A detailed discussion comparing 2020 and 2019 results is incorporated herein by reference to Item 7 of the Company’s 2020 Annual Report on Form 10-K filed on February 19, 2021.

Executive Summary
Our Company offers a broad range of business and personal banking services including wealth management services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, specialty, and other loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. Tax-credit brokerage activities consist of the acquisition of Federal and State tax credits and the sale of these tax credits. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

The Company’s financial condition, operating results and liquidity in 2020 and 2021 were impacted by COVID-19 and the monetary and fiscal policy changes enacted to address the pandemic. Starting in 2020, the Federal Reserve reduced interest rates and reserve requirements, while also increasing quantitative easing through purchases of Treasuries and agency mortgage-backed securities. The federal government’s fiscal support of the economy through the Cares Act, the ARA and other acts have been highly expansionary. Low interest rates, supply chain disruptions and monetary and fiscal policies contributed to higher inflation in 2021, leading the Federal Reserve to begin tapering its quantitative easing in November 2021.

The following table summarizes the significant components of the First Choice and Seacoast transactions at the date of acquisition. See “Item 8. Note 2 – Acquisitions” for more information.

	First Choice	Seacoast
($ in thousands)	July 21, 2021	November 12, 2020
Loans, net	$1,936,137	$1,190,441
Securities	34,489	—
Total assets acquired	2,248,062	1,312,037

Deposits	1,840,429	1,081,006
Total liabilities assumed	2,006,857	1,193,595

Consideration paid:
Cash	$2,152	$1,630
Common stock[1]	343,650	167,035
Total consideration paid	$345,802	$168,665

1Common stock consideration for First Choice was $342,280, net of $1,370 for shares withheld on the settlement of share-based awards of First Choice employees.

Financial Performance Highlights
Below are highlights of our financial performance for the years ended December 31, 2021, 2020 and 2019.

($ in thousands, except per share data)	Year ended December 31,
	2021	2020	2019
EARNINGS
Total interest income	$383,230	$304,779	$305,134
Total interest expense	23,036	34,778	66,417
Net interest income	360,194	270,001	238,717
Provision for credit losses	13,385	65,398	6,372
Net interest income after provision for loan losses	346,809	204,603	232,345
Total noninterest income	67,743	54,503	49,176
Total noninterest expense	245,919	167,159	165,485
Income before income tax expense	168,633	91,947	116,036
Income tax expense	35,578	17,563	23,297
Net income	$133,055	$74,384	$92,739

Basic earnings per share	$3.86	$2.76	$3.56
Diluted earnings per share	$3.86	$2.76	$3.55

Return on average assets	1.16%	0.90%	1.35%
Return on average common equity	10.49%	8.24%	11.66%
Return on average tangible common equity[1]	14.18%	11.23%	16.08%
Net interest margin (fully tax equivalent)	3.41%	3.56%	3.80%
Efficiency ratio	57.47%	51.51%	57.48%
Core efficiency ratio[1]	51.61%	50.96%	52.36%
Dividend payout ratio	19.66%	26.61%	17.87%
Book value per common share	$38.53	$34.57	$32.67
Tangible book value per common share[1]	$28.28	$25.48	$23.76
Average common equity to average assets	11.14%	10.94%	11.54%
Tangible common equity to tangible assets[1]	8.13%	8.40%	8.89%

	At or for the year ended December 31,
	2021	2020	2019
ASSET QUALITY
Net charge-offs	$11,629	$1,907	$6,410
Nonperforming loans	28,024	38,507	26,425
Classified assets	100,797	123,808	85,897
Nonperforming loans to total loans	0.31%	0.53%	0.50%
Nonperforming assets to total assets	0.23%	0.45%	0.45%
Allowance for loan losses to total loans	1.61%	1.89%	0.81%
Net charge-offs to average loans	0.14%	0.03%	0.13%
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

The Company noted the following trends during 2021:

•The Company reported net income of $133.1 million, or $3.86 per diluted share for 2021, compared to $74.4 million, or $2.76 per diluted share for 2020. In addition to organic growth, contributing to the increase in net income was a full year of Seacoast operations and a partial year of First Choice operations. Net income also benefited from a reduction in the provision for credit losses of $52.0 million in 2021 compared to 2020, which was partially offset by a $17.9 million increase in merger-related expenses. Acquisition related provision for credit losses of $25.4 million and $8.6 million in 2021 and 2020, respectively, were included in the provision for credit losses. This expense, commonly referred to as the “CECL double-count”, is recognized when a loan portfolio is acquired. Excluding the CECL double-count, the provision for credit losses decreased in 2021 primarily due to strong credit quality, the forward-looking CECL methodology and the improved outlook for forecasted economic factors compared to 2020.

•Net interest income for 2021 totaled $360.2 million, an increase of $90.2 million, or 33%, compared to $270.0 million for 2020. PPP interest and fee income totaled $27.3 million and $19.6 million in 2021 and 2020, respectively. The First Choice acquisition added $37.9 million and the Company benefited from a full year of Seacoast operations in 2021 compared to a partial year in 2020. Organic growth in the loan portfolio also contributed to the current year increase in net interest income.

•Net interest margin decreased 15 basis points to 3.41% during 2021, compared to 3.56% in 2020. The decrease was primarily due to an increase in liquidity from deposit growth. Average interest-bearing cash accounts of $1.1 billion had a yield of 0.14% in 2021, compared to $228.8 million at a yield of 0.27% in 2020.
•Noninterest income increased $13.2 million, or 24%, to $67.7 million in 2021 compared to $54.5 million in 2020. This improvement was primarily due to organic growth and the acquisitions of Seacoast and First Choice.

•Noninterest expenses totaled $245.9 million for 2021, an increase of $78.8 million , or 47%, compared to 2020. Seacoast and First Choice increased noninterest expense $51.2 million in 2021 compared to 2020, in addition to a $17.9 million increase in merger-related expenses year-over-year. The Company’s efficiency ratio was 57.5% in 2021, compared to 51.5% for the prior year. The increase in 2021 was primarily due to merger-related expenses. The Company’s core efficiency ratio1 was relatively stable at 51.6% in 2021, compared to 51.0% for the prior year.

•The Company’s effective tax rate was 21.1% in 2021 compared to 19.1% in 2020. The higher rate in 2021 primarily resulted from higher pre-tax income and the Company’s expanded geographic footprint and the related state apportionment.
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”
2021 Significant Transactions
During 2021, we announced the following significant transactions:

•On July 21, 2021, the Company announced the completion of its acquisition of First Choice, a commercial bank based in Los Angeles, CA, with $2.3 billion in assets. The overall transaction had a value of $346 million.

•Continued supporting customers through PPP, lending an additional $341 million of PPP loans.

•The Company announced the closing of five branch locations in California and St. Louis. A lease and fixed asset impairment charge of $3.8 million was recognized, including $0.4 million reported in merger-related expenses. The Company expects to realize annual cost savings of approximately $2.3 million related to these closures.

•The Company redeemed $50.0 million of 4.75% fixed-to-floating rate subordinated notes.

•The Company issued and sold 3,000,000 depositary shares, each representing 1/40th interest in a share of 5% noncumulative, perpetual preferred stock totaling $72.0 million, net of issuance costs.

•The Company repurchased 1,299,527 of its common shares at a weighted-average share price of $46.62. At December 31, 2021, there were 700,473 shares remaining to be purchased under the existing share repurchase plan.

•Dividends paid in 2021 of $0.75 per share increased $0.03 per share, or 4%, compared to $0.72 per share in 2020.

2020 Significant Transactions
During 2020, we announced the following significant transactions:

•On November 12, 2020, the Company announced the completion of its acquisition of Seacoast which operated five full-service retail and commercial banking offices in California and Nevada as well as SBA loan production offices and deposit production offices in various states. Aggregate consideration at closing was 5.0 million shares of Company common stock to Seacoast shareholders. The overall transaction had a value of $169 million.

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

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis. Average balances are presented on a daily average basis.

	Year ended December 31,
	2021			2020			2019
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$8,055,873	$349,112	4.33%	$6,071,496	$270,673	4.46%	$5,018,568	$269,864	5.38%
Taxable securities	908,189	19,305	2.13	1,016,100	25,524	2.51	1,064,913	30,085	2.83
Non-taxable securities[2]	659,804	18,468	2.80	350,501	11,151	3.18	131,161	4,668	3.56
Total securities	1,567,993	37,773	2.41	1,366,601	36,675	2.68	1,196,074	34,753	2.91
Interest-earning deposits	1,084,853	1,496	0.14	228,760	620	0.27	107,433	2,128	1.98
Total interest-earning assets	10,708,719	388,381	3.63	7,666,857	307,968	4.02	6,322,075	306,745	4.85

Noninterest-earning assets	758,591			587,057			572,216
Total assets	$11,467,310			$8,253,914			$6,894,291

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,122,752	$1,614	0.08%	$1,494,364	$2,101	0.14%	$1,286,641	$7,592	0.59%
Money market accounts	2,557,836	4,669	0.18	1,977,826	7,754	0.39	1,608,349	26,267	1.63
Savings accounts	724,768	225	0.03	589,832	279	0.05	489,310	841	0.17
Certificates of deposit	570,496	4,160	0.73	676,889	10,915	1.61	799,079	15,156	1.90
Total interest-bearing deposits	5,975,852	10,668	0.18	4,738,911	21,049	0.44	4,183,379	49,856	1.19
Subordinated debentures and notes	195,686	10,960	5.60	179,534	9,885	5.51	136,950	7,507	5.48
FHLB advances	59,945	803	1.34	241,635	2,673	1.11	287,474	6,668	2.32
Securities sold under agreements to repurchase	225,894	235	0.10	206,338	542	0.26	169,179	1,246	0.74
Other borrowings	26,428	370	1.40	32,147	629	1.96	32,392	1,140	3.52
Total interest-bearing liabilities	6,483,805	23,036	0.36	5,398,565	34,778	0.64	4,809,374	66,417	1.38
Noninterest bearing liabilities:
Demand deposits	3,597,204			1,854,982			1,228,832
Other liabilities	109,148			97,492			60,608
Total liabilities	10,190,157			7,351,039			6,098,814
Shareholders' equity	1,277,153			902,875			795,477
Total liabilities & shareholders' equity	$11,467,310			$8,253,914			$6,894,291
Net interest income		$365,345			$273,190			$240,328
Net interest spread			3.27%			3.38%			3.47%
Net interest margin (tax equivalent)			3.41			3.56			3.80
1Average balances include non-accrual loans. Interest income includes net loan fees of $28.4 million, $18.4 million, and $4.5 million for the years ended December 31, 2021, 2020, and 2019 respectively. Loan fees in 2021 and 2020 included PPP fees of $21.7 million and $13.8 million, respectively.

2Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate in 2021 and a 24.7% tax rate in each of 2020 and 2019. The tax-equivalent adjustments were $5.1 million for the year ended December 31, 2021, $3.2 million for the year ended December 31, 2020, and $1.6 million for the year ended December 31, 2019.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2021 compared to 2020			2020 compared to 2019
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$86,183	$(7,744)	$78,439	$51,290	$(50,481)	$809
Taxable securities	(2,541)	(3,678)	(6,219)	(1,334)	(3,227)	(4,561)
Non-taxable securities[3]	8,799	(1,482)	7,317	7,027	(544)	6,483
Interest-earning deposits	1,313	(437)	876	1,228	(2,736)	(1,508)
Total interest-earning assets	93,754	(13,341)	80,413	58,211	(56,988)	1,223

Interest paid on:
Interest-bearing demand accounts	$689	$(1,176)	$(487)	$1,063	$(6,554)	$(5,491)
Money market accounts	1,844	(4,929)	(3,085)	4,970	(23,483)	(18,513)
Savings	55	(109)	(54)	145	(707)	(562)
Certificates of deposit	(1,506)	(5,249)	(6,755)	(2,142)	(2,099)	(4,241)
Subordinated debentures and notes	902	173	1,075	2,345	33	2,378
FHLB advances	(2,341)	471	(1,870)	(933)	(3,062)	(3,995)
Securities sold under agreements to repurchase	47	(354)	(307)	229	(933)	(704)
Other borrowed funds	(100)	(159)	(259)	(9)	(502)	(511)
Total interest-bearing liabilities	(410)	(11,332)	(11,742)	5,668	(37,307)	(31,639)
Net interest income	$94,164	$(2,009)	$92,155	$52,543	$(19,681)	$32,862

[1]Change in volume multiplied by yield/rate of prior period.
[2]Change in yield/rate multiplied by volume of prior period.
[3]Nontaxable income is presented on a fully tax equivalent basis using a tax rate of 25.2% and 24.7% for 2021 and 2020, respectively.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $365.3 million for 2021, compared to $273.2 million for 2020, an increase of $92.2 million, or 34%. Total interest income increased $80.4 million and total interest expense decreased $11.7 million. The increase in net interest income in 2021 was primarily due to higher loan volumes, which benefited from the Seacoast and First Choice acquisitions, PPP loans, and a decline in the interest rate on interest-bearing liabilities.

Loans issued through the PPP bear interest at 1% and have either a two or five year maturity. As a PPP lender, the Company also receives fees for the issuance of PPP loans that vary based on the size of the loan. Interest income and loan fees included in net interest income from the PPP program totaled $27.3 million and $19.6 million in 2021 and 2020, respectively. During 2021, the Company received $14.6 million in PPP loan fees for loans originated in the year. These fees are recognized over the life of the loan, or when the loan is repaid or forgiven. At December 31, 2021, the Company has $272.0 million in PPP loans and $4.2 million in deferred fees, compared to $698.6 million in loans and $11.3 million in fees at the end of 2020.

The tax-equivalent net interest margin was 3.41% for 2021, compared to 3.56% for 2020. The primary driver of the decline in net interest margin from 2020 to 2021 was an increase in liquidity from deposit growth. Average interest-bearing cash balances grew to $1.1 billion, an increase of $856.1 million from 2020. In addition, 2021 was impacted by a full year of low interest rates following the Federal Reserve’s reduction of interest rates in 2020. The federal funds target rate declined 150 basis points in 2020 and one-month LIBOR declined over 160 basis points. The decline in short-term rates reduced the yield on the Company’s variable-rate loan portfolio, as well as the yield earned on new loan production. As of December 31, 2021, variable-rate loans comprised approximately 63% of total loans. In response to the decline in interest rates, the Company proactively reduced the cost of certain managed money market and interest-bearing accounts, while also reducing certificates of deposit balances and wholesale borrowings.

Average interest-earning assets increased $3.0 billion, or 40%, to $10.7 billion for the year ended December 31, 2021. The increase was due to growth in average earning assets due to the inclusion of a full year of Seacoast operations, a partial year of First Choice operations and the previously mentioned increase in liquidity from deposit generation. Average securities represented 15% of earnings assets in 2021 and 18% in 2020. The acquisitions of Seacoast and First Choice did not include any significant investment security balances. The Company has taken a measured approach to investing excess liquidity into the investment portfolio, increasing the average balance from $1.4 billion in 2020 to $1.6 billion in 2021. Average interest-earning deposits increased from 3% to 10% of earning assets, primarily due to higher liquidity from deposit growth. Volume growth of the balance sheet drove an increase in interest income on earning assets of $93.8 million. Interest income on interest-earnings assets decreased $13.3 million primarily due the decline in interest rates in 2021 compared to 2020.

Average interest-bearing liabilities increased $1.1 billion, or 20% for the year ended December 31, 2021. The increase resulted from $1.2 billion of growth in interest-bearing deposits. While average interest-bearing liabilities increased, interest expense declined $11.7 million due to a 26 basis point decline in the cost of deposits, primarily due to the run-off of higher yielding certificates of deposit. The Company issued $63.3 million of subordinated debentures in May 2020 with an interest rate of 5.75% that was included for a full year in 2021. Partially offsetting this additional expense was the redemption of the $50.0 million subordinated debentures at 4.75% in the fourth quarter 2021. The total cost of interest-bearing liabilities declined 28 basis points, from 0.64% in 2021 to 0.36% in 2021. The shift in the mix of interest-bearing liabilities from certificates of deposit and wholesale borrowings to interest-bearing and noninterest-bearing deposits reduced interest expense in 2021 by $0.4 million. Interest expense on interest-bearing liabilities decreased $11.3 million for the year ended December 31, 2021 due to lower rates.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for each of the years in the three-year period ended December 31, 2021:

	Year ended December 31,			Change from
($ in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Service charges on deposit accounts	$15,428	$11,717	$12,801	$3,711	$(1,084)
Wealth management revenue	10,259	9,732	9,932	527	(200)
Card services revenue	11,880	9,481	9,154	2,399	327
Tax credit income	8,028	6,611	5,393	1,417	1,218
Miscellaneous income	22,148	16,962	11,896	5,186	5,066
Total noninterest income	$67,743	$54,503	$49,176	$13,240	$5,327

Noninterest income increased $13.2 million, or 24%, in 2021 compared to 2020. This improvement was primarily due to a $5.4 million increase from Seacoast and First Choice, a $3.6 million increase in other income, primarily private equity and community development investments, a $2.4 million increase in card services income, and a $1.4 million increase in tax credit activity.

Noninterest Expense
The following table presents a comparative summary of the components of noninterest expense:

	Year ended December 31,			Change from
($ in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Employee compensation and benefits	$124,904	$92,288	$81,295	$32,616	$10,993
Occupancy	16,286	13,457	12,465	2,829	992
Data processing	12,242	9,050	8,242	3,192	808
Professional fees	4,289	3,940	3,683	349	257
Branch-closure expenses	3,441	—	—	3,441	—
Merger-related expenses	22,082	4,174	17,969	17,908	(13,795)
Other expenses	62,675	44,250	41,831	18,425	2,419
Total noninterest expense	$245,919	$167,159	$165,485	$78,760	$1,674

Efficiency ratio	57.47%	51.51%	57.48%	5.96%	(5.97)%
Core efficiency ratio[1]	51.61%	50.96%	52.36%	0.65%	(1.40)%

1 A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense increased $78.8 million, or 47%, in 2021 compared to 2020. The acquisitions of Seacoast and First Choice added $57.2 million of operating expenses in 2021, compared to $6.0 million from Seacoast in 2020. Excluding First Choice and Seacoast, employee compensation and benefits increased $7.0 million in 2021 compared to 2020, or 8%. The primary components of the increase in compensation and benefits were $2.7 million in salaries from merit increases and net new positions, $1.3 million in employee benefits, and $1.2 million in equity-based compensation.

The Company announced in the third quarter of 2021 the closure of two branch locations in St. Louis and recognized a lease and fixed asset impairment charge of $3.4 million. The branch closures became effective in January 2022. Merger related expenses of $22.1 million on the First Choice and Seacoast acquisitions, including the cost of closing three California locations, were $17.9 million higher than the $4.2 million recorded in 2020 on the Seacoast acquisition. The Company expects to realize annual cost savings of approximately $2.3 million related to these closures.

The Company did not earn a full year of operating income, or incur a full year of expense, from First Choice in 2021, but will do so in 2022. The Company does not expect to incur any additional merger expenses on First Choice or Seacoast.

The Company expects to continue to invest in its associates and other infrastructure that supports growth. In addition, low unemployment, inflationary pressures and a shift in employee work arrangements to a virtual/hybrid model are expected to impact future operating expenses.

Income Taxes
The Company’s blended federal and state tax rate is approximately 25.2% at the end of 2021, compared to 24.9% at the end of 2020. Permanent differences between pre-tax income and taxable income along with tax planning initiatives reduced the effective income tax rate in 2021 to 21.1% compared to 19.1% in 2020. The increase in the effective tax rate in 2021 was primarily due to higher pretax income in 2021 and an increase in state taxable income due to the Company’s expanded geographic footprint. Additionally, in 2020, the Company was able to carryback a net operating loss to a prior period with a higher tax rate, reducing the effective tax for that year.

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Total cash and cash equivalents	$2,021,689	$537,703	$167,256	275.99%	221.49%
Securities	1,795,687	1,400,039	1,316,483	28.26%	6.35%
Total loans	9,017,642	7,224,935	5,314,337	24.81%	35.95%
Total assets	13,537,358	9,751,571	7,333,791	38.82%	32.97%
Deposits	11,343,799	7,985,389	5,771,023	42.06%	38.37%
Total liabilities	12,008,242	8,672,596	6,466,606	38.46%	34.11%
Total shareholders’ equity	1,529,116	1,078,975	867,185	41.72%	24.42%

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

The following table sets forth the composition of the Company’s loan portfolio by type of loans:

	December 31,
($ in thousands)	2021	2020
Commercial and industrial	$3,392,375	$3,088,995
Commercial real estate - investor owned	2,141,143	1,589,419
Commercial real estate - owner occupied	2,035,785	1,498,408
Construction and land development	734,073	546,686
Residential real estate	454,052	319,179
Other	260,214	182,248
Total loans	$9,017,642	$7,224,935

	December 31,
	2021	2020
Commercial and industrial	37.6%	42.8%
Commercial real estate - investor owned	23.8%	22.0%
Commercial real estate - owner occupied	22.6%	20.7%
Construction and land development	8.1%	7.6%
Residential real estate	5.0%	4.4%
Other	2.9%	2.5%
Total loans	100.0%	100.0%

C&I loans are made based on the borrower’s ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations. PPP loans of $272.0 million and $698.6 million were included in C&I loans in the tables above at the end of 2021 and 2020, respectively.

The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company’s asset-sensitive interest rate risk position. Additionally, our specialized products, especially sponsor finance, life insurance premium financing, and tax credit financing/lending, consist of primarily C&I loans, and have contributed significantly to the Company’s C&I loan growth. These loans are sourced through relationships developed with wealth and estate planning firms and private equity funds and are not bound geographically by our markets. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets.

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

•Construction and land development loans relating primarily to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. At December 31, 2021, $289.8 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function is employed.

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

The following table presents a breakdown of loans by NAICS code at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Outstanding Balance	%	Outstanding Balance	%
Accomodation and Food Services	$785,485	9%	$577,026	8%
Administrative and Support and Waste Management and Remediation Services	176,601	2%	167,023	2%
Agriculture, Forestry, Fishing and Hunting[1]	195,342	2%	207,335	3%
Arts, Entertainment, and Recreation	120,805	1%	110,422	2%
Construction	580,731	6%	451,050	6%
Educational Services	52,034	1%	53,708	1%
Finance and Insurance	1,344,389	15%	1,057,888	15%
Health Care and Social Assistance	372,109	4%	320,556	4%
Information	64,686	1%	53,696	1%
Management of Companies and Enterprises	84,110	1%	54,563	1%
Manufacturing	613,725	7%	590,652	8%
Mining, Quarrying, and Oil and Gas Extraction	9,771	—%	3,375	—%
Other Services (except Public Administration)	593,149	7%	509,006	7%
Professional, Scientific, and Technical Services	329,009	4%	304,701	4%
Public Administration	11,358	—%	13,811	—%
Real Estate and Rental and Leasing	2,462,088	27%	1,722,630	24%
Retail Trade	460,763	5%	398,251	6%
Transportation and Warehousing	214,132	2%	151,273	2%
Utilities	25,393	—%	19,321	—%
Wholesale Trade	445,771	5%	360,630	5%
Other	76,191	1%	98,018	1%
Total Loans	$9,017,642	100%	$7,224,935	100%

[1]Includes $95.5 million in animal production and $92.1 million in crop production at December 31, 2021.

The following table presents a breakdown of commercial & industrial loans by size at December 31, 2021.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	3,326	$921,537	$277
$2-5 million	289	915,656	3,168
$5-10 million	92	627,728	6,823
>$10 million	60	927,454	15,458
Total	3,767	$3,392,375	$901

The following table presents a breakdown of commercial real estate loans by size at December 31, 2021.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	3,300	$1,840,760	$558
$2-5 million	383	1,184,292	3,092
$5-10 million	90	626,733	6,964
>$10 million	34	525,143	15,445
Total	3,807	$4,176,928	$1,097

The following table presents a breakdown of construction loans by size at December 31, 2021.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	539	$212,129	$394
$2-5 million	63	200,775	3,187
$5-10 million	30	206,262	6,875
>$10 million	8	114,907	14,363
Total	640	$734,073	$1,147

The following table presents a breakdown of residential loans by size at December 31, 2021.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,457	$304,224	$124
$2-5 million	27	83,666	3,099
$5-10 million	8	54,019	6,752
>$10 million	1	12,143	12,143
Total	2,493	$454,052	$182

The following table presents a breakdown of other loans by size at December 31, 2021.

($ in thousands)	Number of Loans	Outstanding Balance	Average Balance
<$2 million	1,415	$154,663	$109
$2-5 million	16	43,306	2,707
$5-10 million	7	41,262	5,895
>$10 million	2	20,983	10,491
Total	1,440	$260,214	$181

The following table presents a breakdown of total loans by geographic region at December 31, 2021:

($ in thousands)	December 31, 2021
St. Louis	$2,153,749
Kansas City	785,342
Arizona	545,362
New Mexico	538,981
California	1,715,978
Specialty, PPP and Other loans	3,278,230
Total	$9,017,642

The following table illustrates selected specialty lending detail, at December 31, 2021 and 2020:

	December 31,				First Choice Acquired Loans
($ in thousands)	2021	2020	Change	% Change	at 12/31/21
C&I	$1,538,155	$1,103,060	$435,095	39.4%	$298,545
CRE investor owned	1,955,087	1,420,905	534,182	37.6%	553,986
CRE owner occupied	1,112,463	825,846	286,617	34.7%	290,876
SBA loans	1,241,449	895,930	345,519	38.6%	164,094
Sponsor finance	508,469	396,487	111,982	28.2%	—
Life insurance premium financing	593,562	534,092	59,470	11.1%	—
Tax credits	486,881	382,602	104,279	27.3%	—
SBA PPP loans	271,958	698,645	(426,687)	(61.1)%	149,334
Residential real estate	430,985	318,091	112,894	35.5%	151,970
Construction and land development	625,526	474,399	151,127	31.9%	173,969
Other	253,107	174,878	78,229	44.7%	32,351
Total Loans	$9,017,642	$7,224,935	$1,792,707	24.8%	$1,815,125

The sponsor finance portfolio is primarily comprised of loans in the manufacturing and wholesale trade sectors. It includes mid-market company mergers and acquisitions, targeted private equity firms, principally SBICs, and senior debt financing to portfolio companies.

The life insurance premium financing category specializes in financing whole life insurance premiums utilized in high net worth estate planning, through relationships with boutique estate planners throughout the United States.

The tax credit portfolio includes tax credit-related lending on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the CDFI New Markets Tax Credit Program. This portfolio also includes tax credit brokerage through 10-year streams of Missouri state tax credits from affordable housing development funds. The tax credits are sold to clients and other individuals for tax planning purposes.

SBA 7(a) loans are primarily owner-occupied, commercial real estate loans secured by a 1st lien. These loans predominantly have a 75% portion guaranteed by the SBA.

SBA PPP loans originated in 2020 in response to the COVID-19 pandemic and are guaranteed by the SBA. The loans may be forgivable by the SBA if certain requirements are met.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2021, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

The following table presents the maturity distribution of loans at December 31, 2021 categorized by fixed or variable interest rates, net of unearned loan fees:

($ in thousands)	Due in One Year or Less (1)	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total	Percent of Total Loans
Fixed Rate Loans
Commercial and industrial	$135,942	$549,283	$278,445	$15,871	$979,541	11%
Real estate:
Commercial	159,983	1,240,531	374,708	24,532	1,799,754	20%
Construction and land development	57,205	143,742	9,336	89	210,372	2%
Residential	24,272	75,214	13,377	31,750	144,613	2%
Other	4,018	9,019	70,578	114,154	197,769	2%
Total	$381,420	$2,017,789	$746,444	$186,396	$3,332,049	37%
Variable Rate Loans
Commercial and industrial	$976,252	$1,217,215	$206,655	$12,712	$2,412,834	27%
Real estate:
Commercial	191,202	414,017	450,615	1,321,340	2,377,174	26%
Construction and land development	164,306	171,528	95,703	92,164	523,701	6%
Residential	32,458	36,302	76,791	163,888	309,439	3%
Other	9,913	12,726	39,676	130	62,445	1%
Total	$1,374,131	$1,851,788	$869,440	$1,590,234	$5,685,593	63%
Total Loans
Commercial and industrial	$1,112,194	$1,766,498	$485,100	$28,583	$3,392,375	38%
Real estate:
Commercial	351,185	1,654,548	825,323	1,345,872	4,176,928	46%
Construction and land development	221,511	315,270	105,039	92,253	734,073	8%
Residential	56,730	111,516	90,168	195,638	454,052	5%
Other	13,931	21,745	110,254	114,284	260,214	3%
Total	$1,755,551	$3,869,577	$1,615,884	$1,776,630	$9,017,642	100%

(1) Includes loans with no stated maturity and overdraft lines of credit.

The majority of variable loans are based on the prime rate or LIBOR. At December 31, 2021, $3.2 billion or 57% of variable rate loans were subject to an interest rate floor. Most loan originations have one-to three-year maturities. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” of this MD&A section.

Provision and Allowance for Credit Losses
The adoption of CECL on January 1, 2020 increased the ACL on loans by $28.4 million, or 65%, and the allowance for unfunded commitments by $2.4 million as compared to 2019. These increases were offset in retained earnings and did not impact the consolidated statement of operations.

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. The Company also records reversals of interest on nonaccrual loans and interest recoveries directly through the provision of credit losses. CECL requires economic forecasts to be factored into determining estimated losses. As a result, CECL will typically require a higher level of provision at the start of an economic downturn. The decrease in the provision for credit losses in 2021 was primarily due to a change in economic forecasts, which has significantly improved since the start of the COVID-19 pandemic in March 2020. Two of the primary economic loss drivers used in estimating the ACL include the percentage change in GDP and unemployment. At December 31, 2021, the Company’s forecast of the percentage change in GDP included a range of (2.2)% to 6.7% and the percentage change in unemployment included a range of 3.0% to 8.7%. At the beginning of the pandemic at March 2020, the forecast of the percentage change in GDP included a range of (9.6)% to 2.1% and the percentage change in unemployment included a range of 6.0% to 13.0%. The Company utilizes a one-year reasonable and supportable forecast and a one-year reversion period.

In the acquisition of First Choice, we recognized an allowance of $7.6 million on PCD loans and an allowance of $23.9 million on non-PCD loans. Similarly, in the acquisition of Seacoast we recognized an allowance of $3.5 million on PCD loans and $8.6 million on non-PCD loans. Pursuant to the CECL accounting methodology, the allowance on PCD loans is recorded as part of the acquired loan portfolio. The allowance on non-PCD loans is established through a charge to the provision for credit losses in the post-combination financial statements.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The following table presents the components of the provision for credit losses for the periods indicated:

	December 31,
(in thousands)	2021	2020
Provision (benefit) for loan losses	$(10,911)	$54,822
Provision on acquired loans	23,904	8,557
Provision for off-balance sheet commitments[1]	1,911	2,877
Provision for held-to-maturity securities	165	147
Recovery of accrued interest	(1,684)	(1,005)
Provision for credit losses	$13,385	$65,398
1 2021 includes $1.5 million as part of the First Choice acquired commitments.

The following table is a summary of the allocation of the allowance for credit losses for the periods indicated:

	December 31,
($ in thousands)	2021		2020
Balance at End of Period Applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and industrial	$63,825	37.6%	$58,812	42.8%
Real estate:
Commercial	53,437	46.3%	49,074	42.7%
Construction and land development	14,536	8.1%	21,413	7.6%
Residential	7,927	5.1%	4,585	4.4%
Other	5,316	2.9%	2,787	2.5%
Total allowance	$145,041	100.0%	$136,671	100.0%

The allowance for credit losses was 1.61% of total loans at December 31, 2021, compared to 1.89%, and 0.81%, at December 31, 2020 and 2019, respectively. The decline in the allowance to total loans ratio in 2021 was primarily due to the comparatively lower ACL on the First Choice loan portfolio, net loan charge-offs of $11.6 million, improved credit metrics, and continued improvement in economic forecasts. The increase in the ratio in 2020 compared to 2019 was due to the adoption of CECL and higher provision expense due to the pandemic, partially offset by the acquisition of Seacoast and PPP loans which included $1.3 billion in government-guaranteed loans with no allowance.
The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	December 31,
	2021			2020
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$10,425	$3,195,017	0.33%	$3,533	$2,917,784	0.12%
Real estate:
Commercial	810	3,586,773	0.02%	(2,607)	2,179,246	(0.12)%
Construction and land development	(451)	673,646	(0.07)%	(136)	483,835	(0.03)%
Residential	558	396,777	0.14%	842	337,759	0.25%
Other	287	197,172	0.15%	275	142,312	0.19%
Total	$11,629	$8,049,385	0.14%	$1,907	$6,060,936	0.03%
(1) Excludes loans held for sale.

See “Critical Accounting Policies and Estimates” of this MD&A section for more information on the allowance for credit losses methodology.

Nonperforming loans and assets
See “Item 8. Note 1 – Summary of Significant Accounting Policies” for more information on impaired loans and other real estate.

The following table presents the categories of nonperforming assets, excluding government guaranteed portions:

	December 31,
($ in thousands)	2021	2020
Non-accrual loans	$23,449	$34,818
Loans past due 90 days or more and still accruing interest	1,716	130
Restructured loans	2,859	3,559
Total nonperforming loans	28,024	38,507
Other real estate	3,493	5,330
Total nonperforming assets	$31,517	$43,837

Total assets	$13,537,358	$9,751,571
Total loans	9,017,642	7,224,935
Total allowance for credit losses	145,041	136,671

Allowance for credit losses to nonaccrual loans	619%	393%
Allowance for credit losses to nonperforming loans	518%	355%
Allowance for credit losses to total loans	1.61%	1.89%
Nonaccrual loans to total loans	0.26%	0.48%
Nonperforming loans to total loans	0.31%	0.53%
Nonperforming assets to total assets	0.23%	0.45%

Nonperforming loans based on loan type were as follows:

($ in thousands)	December 31, 2021		Number of loans	December 31, 2020		Number of loans
Commercial and industrial	$21,538	77%	34	$21,770	57%	21
Commercial real estate	4,414	16%	14	12,519	32%	27
Residential real estate	2,048	7%	12	4,189	11%	3
Other	24	—%	4	29	—%	33
Total	$28,024	100%	64	$38,507	100%	84

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
($ in thousands)	2021	2020
Nonperforming loans, beginning of period	$38,507	$26,425
Additions to nonaccrual loans	43,350	30,424
Charge-offs	(17,185)	(6,739)
Principal payments	(36,648)	(18,385)
Nonperforming loans, end of period	$28,024	$38,507

Nonperforming loans at December 31, 2021 decreased $10.5 million, or 27%, when compared to December 31, 2020. The decrease in nonperforming loans during 2021 was primarily from principal payments of $36.6 million and charge-offs of $17.2 million.

The Company implemented several loan programs to assist its customers impacted by the COVID-19 pandemic, including providing short-term payment deferrals, primarily for 90 days or less. As of December 31, 2021, substantially all of these loans have returned to a paying status.

Other real estate
Other real estate at December 31, 2021 and December 31, 2020 was $3.5 million and $5.3 million, respectively.

The following table summarizes the changes in other real estate:

	Year ended December 31,
($ in thousands)	2021	2020
Other real estate, beginning of period	$5,330	$6,344
Additions	3,175	756
Writedowns in value	(29)	(1,104)
Sales	(4,983)	(666)
Other real estate, end of period	$3,493	$5,330

Writedowns in fair value were recorded in loan, legal, and other real estate expense.

Investments
At December 31, 2021, our portfolio of investment securities was $1.8 billion, or 13%, of total assets, compared to $1.4 million, or 14%, of total assets as of December 31, 2020. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities held by the Company:

	December 31,
	2021		2020
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$173,511	9.6%	$15,161	1.1%
Obligations of states and political subdivisions	811,463	45.2%	592,556	42.3%
Agency mortgage-backed securities	581,964	32.4%	639,314	45.7%
U.S. Treasury Bills	91,170	5.1%	11,466	0.8%
Corporate debt securities	138,193	7.7%	141,991	10.1%
Total	$1,796,301	100.0%	$1,400,488	100.0%

The allowance for credit losses on held-to-maturity debt securities was $0.6 million and $0.4 million at December 31, 2021 and 2020, respectively. The Company had no debt securities classified as trading at December 31, 2021, or 2020.

The following table summarizes expected maturity and tax-equivalent yield information on the investment portfolio at December 31, 2021:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$—	—%	$142,292	1.03%	$19,292	1.5%	$11,927	2.36%	$173,511	1.18%
Obligations of states and political subdivisions	1,048	4.39%	22,870	2.35%	39,607	2.88%	747,938	2.71%	811,463	2.71%
Agency mortgage-backed securities	22,541	2.97%	335,215	2.83%	205,739	1.68%	18,469	1.91%	581,964	2.40%
U.S. Treasury Bills	80,961	0.07%	10,209	2.47%	—	—%	—	—%	91,170	0.34%
Corporate debt securities	—	—%	5,181	3.28%	133,012	3.37%	—	—%	138,193	3.37%
Total	$104,550	0.74%	$515,767	2.31%	$397,650	2.36%	$778,334	2.69%	$1,796,301	2.39%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 25.2%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Other investments primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities, community development funds, and other investments in private equity funds, primarily SBICs.

	December 31,
	2021		2020
($ in thousands)	Amount	%	Amount	%
FHLB capital stock	$12,075	20.2%	$10,774	22.1%
Other investments	47,821	79.8%	37,991	77.9%
Total	$59,896	100.0%	$48,765	100.0%

The following table summarizes expected maturity and tax-equivalent yield information on other investments at December 31, 2021:

	No Stated Maturity
($ in thousands)	Amount	Yield
FHLB capital stock	$12,075	4.13%
Other investments	47,821	1.78%
Total	$59,896	2.25%

Deposits
The following table shows the breakdown of the Company’s deposits by type:

	Years ended December 31,		% Increase (decrease)
($ in thousands)	2021	2020	2021 vs. 2020
Noninterest-bearing demand accounts	$4,578,436	$2,711,828	68.8%
Interest-bearing demand accounts	2,465,884	1,768,497	39.4%
Money market accounts	2,890,976	2,327,066	24.2%
Savings accounts	800,210	627,903	27.4%
Certificates of deposit:
Brokered	128,970	50,209	156.9%
Other	479,323	499,886	(4.1)%
Total deposits	$11,343,799	$7,985,389	42.1%

Noninterest-bearing deposits / Total deposits	40%	34%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Years ended December 31,
	2021		2020		2019
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$3,597,204	—%	$1,854,982	—%	$1,228,832	—%

Interest-bearing demand accounts	2,122,752	0.08%	1,494,364	0.14%	1,286,641	0.59%
Money market accounts	2,557,836	0.18	1,977,826	0.39	1,608,349	1.63
Savings accounts	724,768	0.03	589,832	0.05	489,310	0.17
Certificates of deposit	570,496	0.73	676,889	1.61	799,079	1.90
Total interest-bearing deposits	$5,975,852	0.18	$4,738,911	0.44	$4,183,379	1.19

Total average deposits	$9,573,056	0.11	$6,593,893	0.32	$5,412,211	0.92

Average total deposits were $9.6 billion for the year ended December 31, 2021, an increase of $3.0 billion, or 45%, from December 31, 2020. The increase in 2021 was primarily due to the First Choice and Seacoast acquisitions and the high level of liquidity in the economy. The increase in 2020 was primarily due to the Seacoast acquisition and PPP loan fundings.

The following table sets forth the maturities of estimated uninsured certificates of deposit as of December 31, 2021:

($ in thousands)	Total
Three months or less	$15,074
Over three through six months	9,098
Over six through twelve months	47,855
Over twelve months	21,645
Total	$93,672

As of December 31, 2021, estimated uninsured deposits totaled $5.9 billion, including $93.7 million of certificates of deposit. At December 31, 2020, estimated uninsured deposits totaled $3.3 billion.

Shareholders’ equity
Shareholders’ equity totaled $1.5 billion at December 31, 2021, an increase of $450.1 million, or 42%, from December 31, 2020.

Significant activity during the year ended December 31, 2021 included the following:

•increase from the issuance of approximately 7.8 million shares of common stock for the First Choice acquisition reflecting $342.3 million of consideration;
•increase from net income of $133.1 million;
•increase from issuance of preferred stock of $72.0 million, net;
•decrease from share repurchases of $60.6 million, pursuant to the Company’s publicly-announced stock repurchase program;
•decrease from dividends paid on common stock of $26.2 million; and
•net decrease in fair value of available-for-sale securities and cash flow hedges of $18.3 million.

Liquidity and Capital Resources

Liquidity
The objective of liquidity management is to ensure we have the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet our commitments as they become due. Typical demands on liquidity are changes in deposit levels, maturing time deposits which are not renewed, and fundings under credit commitments to customers. Funds are available from a number of sources, such as the core deposit base and loan and security repayments and maturities.

Additionally, liquidity is provided from lines of credit with the FHLB, the Federal Reserve, and correspondent banks; the ability to acquire large and brokered deposits; sales of the securities portfolio; and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

The Company’s Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Bank’s Board of Directors. Our liquidity position is monitored daily. Our liquidity management framework includes measurement of several key elements, such as a loan to deposit ratio, a liquidity ratio, and a dependency ratio. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $2.0 billion at December 31, 2021, compared to $537.7 million at December 31, 2020. The low interest rate environment, coupled with an uncertain outlook and government stimulus, such as the PPP, has increased liquidity within the banking industry, including the Company. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $1.8 billion at December 31, 2021, and included $753 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $1.0 billion could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at December 31, 2021, the Company could borrow an additional $709 million from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans of approximately $970.0 million that could be pledged. The Company also has $1.1 billion available from the Federal Reserve Bank under a pledged loan agreement. The Company also has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.6 billion in unused commitments as of December 31, 2021. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. In 2021, the holding company maintained a revolving line of credit for an aggregate amount up to $25 million, all of which was available at December 31, 2021. The line of credit has a one-year term that was renewed in February 2022. The proceeds can be used for general corporate purposes.

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

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company. The Company also enters into derivative contracts under which the Company either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of these contracts changes daily as market interest rates change. For additional information on the Company’s contractual obligations and commitments see the following footnotes in Item 8: “Note 6 – Leases,” “Note 7 – Derivative Financial Instruments,” “Note 11 – Subordinated Debentures,” “Note 12 – Federal Home Loan Bank Advances,” “Note 13 – Other Borrowings,” and “Note 18 – Commitments.”

Capital Resources
The Company and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements and results of operations of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank affiliate must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The banking affiliate’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2021, and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well-capitalized” at each of December 31, 2021 and 2020. Refer to “Item 8. Note 15 – Regulatory Capital” for a summary of our risk-based capital and leverage ratios.

The following table summarizes the Company’s capital ratios:

	December 31, 2021		December 31, 2020
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.3%	12.5%	10.9%	12.5%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.0%	12.5%	12.1%	12.5%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.7%	13.5%	14.9%	13.7%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	9.7%	9.3%	10.0%	10.3%	5.0%	4.0%
Tangible common equity to tangible assets[1]	8.1%		8.4%
Common equity tier 1 capital	$1,091,823	$1,201,340	$795,873	$913,116
Tier 1 capital	1,257,462	1,201,391	889,527	913,169
Total risk-based capital	1,423,036	1,303,715	1,094,601	1,004,839

[1] Not a required regulatory capital ratio

The Company believes the tangible common equity and regulatory capital ratios are important measures of capital strength even though they are considered to be non-GAAP measures. The tables included in this MD&A section under the caption “Use of Non-GAAP Financial Measures” reconcile these ratios to U.S. GAAP.

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

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling. The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company’s earnings sensitivity to a positive or negative parallel rate shock.

The following table summarizes the projected impact of interest rate shocks on net interest income at December 31, 2021:

Rate Shock[1]	Annual % change in net interest income
+ 300 bp	22.9%
+ 200 bp	14.1%
+ 100 bp	5.6%
[1] Due to the current levels of interest rates, the downward shock scenarios are not shown.

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2021, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 8. Note 7 – Derivative Financial Instruments.”

The FCA has announced that the most common USD LIBOR settings (overnight, 1-month. 3-month, 6-month and 12-month) will cease publication after June 30, 2023. LIBOR is the most liquid and common interest rate index in the world and is commonly referenced in financial instruments. The Federal Reserve’s Alternative Reference Rates Committee has proposed that SOFR replace LIBOR. The Company expects to select a replacement index and provide customer notification in early 2023, prior to the cessation of the USD LIBOR settings. While a replacement index has not yet been selected, the Company ceased using LIBOR and ICE swap rates in new contracts and began issuing SOFR based loans in December 2021.

We have exposure to LIBOR in various financial contracts. Instruments that may be impacted include loans, securities, debt instruments and derivatives, among other financial contracts indexed to LIBOR and that mature after December 31, 2021. We also have loans that are indirectly linked to LIBOR through reference to the ICE swap rate. We have an internal working group composed of members from legal, credit, finance, operations, risk and audit to monitor developments, develop policies and procedures, assess the impact to the Company, consider relevant options and to determine an appropriate replacement index for affected contracts that expire after the expected discontinuation of LIBOR on June 30, 2023. We are actively working to amend and address impacted contracts to allow for a replacement index. However, amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain circumstances. As of December 31, 2021, the Company’s financial contracts indexed to LIBOR included $2.8 billion in loans (including $618.4 million indirectly linked to LIBOR through reference to an ICE swap rate), $125.3 million in borrowings, and $889.0 million (notional) in derivatives.

In addition, LIBOR is used in the Company’s analysis of the fair value of tax credits and may be referenced in other financial contracts not included in the discussion above.

The Company had $5.7 billion in variable rate loans as of December 31, 2021. Of these loans, $3.2 billion have an interest rate floor and 95% of those loans were at the floor. $2.8 billion in variable rate loans are indexed to LIBOR, $2.4 billion are indexed to the prime rate, and $382.8 million are indexed to other rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $145.0 million at December 31, 2021 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $20.5 million. Conversely, the allowance would have increased $43.9 million using only the downside scenario.

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

Income Taxes
Management uses certain assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax assets and liabilities and income tax expense. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required in the future if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies. Such valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Effects of New Accounting Pronouncements
See “Item 8. Note 1 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Use of Non-GAAP Financial Measures
The Company’s accounting and reporting policies conform to U.S. GAAP and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as core efficiency ratio, tangible common equity ratio, return on average tangible common equity, and tangible book value per common share, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its core efficiency ratio, tangible common equity ratio, return on average tangible common equity, and tangible book value per common share, collectively “core performance measures” presented in this report, as relevant measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items such as merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, which the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Reconciliations of Non-GAAP Financial Measures

Core Efficiency Ratio

	For the Years ended December 31,
($ in thousands)	2021	2020	2019
Net interest income	$360,194	$270,001	$238,717
Less incremental accretion income	—	4,083	4,783
Core net interest income	360,194	265,918	233,934

Total noninterest income	67,743	54,503	49,176
Less gain on sale of other real estate	884	—	—
Less other income from non-core acquired assets	—	—	1,372
Less gain on sale of investment securities	—	421	243
Less other non-core income	—	265	266
Core noninterest income	66,859	53,817	47,295

Total core revenue	$427,053	$319,735	$281,229

Total noninterest expense	$245,919	$167,159	$165,485
Less merger-related expenses	22,082	4,174	17,969
Less branch-closure expenses	3,441	—	—
Less other non-core expenses	—	57	257
Core noninterest expense	$220,396	$162,928	$147,259

Core efficiency ratio	51.61%	50.96%	52.36%

Tangible Common Equity and Tangible Common Equity Ratio

	For the Years ended December 31,
($ in thousands)	2021	2020	2019
Total shareholders' equity	$1,529,116	$1,078,975	$867,185
Less preferred stock	71,988	—	—
Less goodwill	365,164	260,567	210,344
Less intangible assets	22,286	23,084	26,076
Tangible common equity	$1,069,678	$795,324	$630,765

Total assets	$13,537,358	$9,751,571	$7,333,791
Less goodwill	365,164	260,567	210,344
Less intangible assets	22,286	23,084	26,076
Tangible assets	$13,149,908	$9,467,920	$7,097,371

Tangible common equity to tangible assets	8.13%	8.40%	8.89%

Return on Average Tangible Common Equity

	For the Years ended December 31,
($ in thousands)	2021	2020	2019
Average shareholder’s equity	$1,277,153	$902,875	$795,477
Less average preferred stock	8,903	—	—
Less average goodwill	307,614	217,205	193,804
Less average intangible assets	22,460	23,551	24,957
Average tangible common equity	$938,176	$662,119	$576,716

Net Income	$133,055	$74,384	$92,739
Return on average tangible common equity	14.18%	11.23%	16.08%

Tangible Book Value Per Common Share

	For the Years ended December 31,
($ and shares in thousands)	2021	2020	2019
Tangible common equity (calculated above)	$1,069,678	$795,324	$630,765

Period end shares outstanding	37,820	31,210	26,543

Tangible book value per common share	$28.28	$25.48	$23.76

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” and “Interest Rate Risk” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principles
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
Acquisition of First Choice Bancorp (“FCB”) – Valuation of Loans – Refer to Note 2 to the financial statements
Critical Audit Matter Description
On July 21, 2021, the Company closed its acquisition of 100% of First Choice Bancorp and its wholly-owned subsidiary, First Choice Bank. The value of the transaction consideration was approximately $346 million. The acquisition of FCB has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations into the Company.
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
•We tested the design and operating effectiveness of controls over the valuation of the acquired loans, including management’s controls over the determination of credit risk.

•With the assistance of our fair value specialists, we obtained an understanding and evaluated the reasonableness of the Company’s valuation methodology and assumptions.
•We compared the accuracy of the Company’s fair value pricing to the pricing independently developed by our fair value specialists.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 25, 2022

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of accounting standard update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 25, 2022

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2021 and 2020

($ in thousands, except per share data)	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$209,177	$99,760
Federal funds sold	1,356	1,519
Interest-earning deposits (including $14,595 and $36,525 pledged as collateral, respectively)	1,811,156	436,424
Total cash and cash equivalents	2,021,689	537,703
Interest-earning deposits greater than 90 days	6,996	7,626
Securities available-for-sale	1,366,006	912,429
Securities held-to-maturity, net	429,681	487,610
Loans held-for-sale	6,389	13,564
Loans	9,017,642	7,224,935
Allowance for credit losses on loans	(145,041)	(136,671)
Total loans, net	8,872,601	7,088,264
Other investments	59,896	48,764
Fixed assets, net	47,915	53,169
Goodwill	365,164	260,567
Intangible assets, net	22,286	23,084
Other assets	338,735	318,791
Total assets	$13,537,358	$9,751,571

Liabilities and Shareholders' equity
Noninterest-bearing demand accounts	$4,578,436	$2,711,828
Interest-bearing demand accounts	2,465,884	1,768,497
Money market accounts	2,890,976	2,327,066
Savings accounts	800,210	627,903
Certificates of deposit:
Brokered	128,970	50,209
Other	479,323	499,886
Total deposits	11,343,799	7,985,389
Subordinated debentures and notes	154,899	203,637
FHLB advances	50,000	50,000
Other borrowings	353,863	301,081
Other liabilities	105,681	132,489
Total liabilities	12,008,242	8,672,596

Commitments and contingent liabilities (Note 18)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 and 0 shares issued and outstanding, respectively ($1,000 per share liquidation preference)	71,988	—
Common stock, $0.01 par value; 75,000,000 and 45,000,000 shares authorized; 39,799,615 and 33,190,306 shares issued, respectively	398	332
Treasury stock, at cost; 1,980,093 shares	(73,528)	(73,528)
Additional paid in capital	1,018,799	697,839
Retained earnings	492,682	417,212
Accumulated other comprehensive income	18,777	37,120
Total shareholders' equity	1,529,116	1,078,975
Total liabilities and shareholders' equity	$13,537,358	$9,751,571

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2021, 2020, and 2019

	Year ended December 31,
($ in thousands, except per share data)	2021	2020	2019
Interest income:
Loans	$348,615	$270,238	$269,406
Debt securities:
Taxable	18,030	24,629	29,030
Nontaxable	13,814	8,397	3,515
Interest-earning deposits	1,496	620	2,128
Dividends on equity securities	1,275	895	1,055
Total interest income	383,230	304,779	305,134
Interest expense:
Deposits	10,668	21,049	49,856
Subordinated debentures and notes	10,960	9,885	7,507
FHLB advances	803	2,673	6,668
Other borrowings	605	1,171	2,386
Total interest expense	23,036	34,778	66,417
Net interest income	360,194	270,001	238,717
Provision for credit losses	13,385	65,398	6,372
Net interest income after provision for credit losses	346,809	204,603	232,345
Noninterest income:
Service charges on deposit accounts	15,428	11,717	12,801
Wealth management revenue	10,259	9,732	9,932
Card services revenue	11,880	9,481	9,154
Tax credit income	8,028	6,611	5,393
Miscellaneous income	22,148	16,962	11,896
Total noninterest income	67,743	54,503	49,176
Noninterest expense:
Employee compensation and benefits	124,904	92,288	81,295
Occupancy	16,286	13,457	12,465
Data processing	12,242	9,050	8,242
Professional fees	4,289	3,940	3,683
Branch-closure expenses	3,441	—	—
Merger-related expenses	22,082	4,174	17,969
Other	62,675	44,250	41,831
Total noninterest expense	245,919	167,159	165,485

Income before income tax expense	168,633	91,947	116,036
Income tax expense	35,578	17,563	23,297
Net income	$133,055	$74,384	$92,739

Earnings per common share
Basic	$3.86	$2.76	$3.56
Diluted	3.86	2.76	3.55

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2021, 2020, and 2019

	Year ended December 31,
($ in thousands)	2021	2020	2019
Net income	$133,055	$74,384	$92,739
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale debt securities	(17,049)	23,944	29,189
Reclassification adjustment for realized (gain) loss on the sale of available-for-sale debt securities	—	(317)	37
Reclassification of gain on held-to-maturity securities	(3,624)	(1,910)	(33)
Change in unrealized gain (loss) on cash flow hedges arising during the period	1,161	(5,947)	(2,262)
Reclassification of loss on cash flow hedges	1,169	3,601	100
Other comprehensive income (loss), net	(18,343)	19,371	27,031
Total comprehensive income	$114,712	$93,755	$119,770

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2021, 2020, and 2019

($ in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance December 31, 2018	$—	$239	$(42,655)	$350,936	$304,566	$(9,282)	$603,804
Net income	$—	$—	$—	$—	$92,739	$—	$92,739
Other comprehensive loss, net	—	—	—	—	—	27,031	27,031
Cash dividends paid on common shares, $0.62 per share	—	—	—	—	(16,568)	—	(16,568)
Repurchase of common shares, 396,737 shares	—	—	(15,526)	—	—	—	(15,526)
Issuance under equity compensation plans, 137,271 shares, net	—	2	—	(214)	—	—	(212)
Shares issued in connection with acquisition of Trinity Capital Corporation, 3,990,822 shares		40	—	171,845	—	—	171,885
Share-based compensation	—	—	—	4,032	—	—	4,032
Balance December 31, 2019	$—	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	$—	$—	$—	$—	$74,384	$—	$74,384
Other comprehensive income, net	—	—	—	—	—	19,371	19,371
Cash dividends paid on common shares, $0.72 per share	—	—	—	—	(19,795)	—	(19,795)
Repurchase of common shares, 456,251 shares	—	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, 146,005 shares, net	—	1	—	77	—	—	78
Shares issued in connection with acquisition of Seacoast Commerce Banc Holdings, 4,977,214 shares	—	50	—	166,985	—	—	167,035
Share-based compensation	—	—	—	4,178	—	—	4,178
Reclassification for the adoption of ASU 2016-13 (CECL)		—	—	—	(18,114)	—	(18,114)
Balance December 31, 2020	$—	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income	$—	$—	$—	$—	$133,055	$—	$133,055
Other comprehensive loss, net	—	—	—	—	—	(18,343)	(18,343)
Cash dividends paid on common shares, $0.75 per share	—	—	—	—	(26,153)	—	(26,153)
Repurchase of common shares, 1,299,527 shares	—	(12)	—	(30,518)	(30,059)	—	(60,589)
Issuance under equity compensation plans, 131,564 shares, net	—	—	—	2,549	(663)	—	1,886
Shares issued in connection with acquisition of First Choice Bancorp, 7,777,272 shares, net (gross issuance 7,808,459 shares)	—	78	—	342,912	(710)	—	342,280
Preferred stock issuance, net of $3,012 issuance cost	71,988	—	—	—	—	—	71,988
Share-based compensation	—	—	—	6,017	—	—	6,017
Balance December 31, 2021	$71,988	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020, and 2019

	Year ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$133,055	$74,384	$92,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,147	6,152	5,719
Provision for credit losses	13,385	65,398	6,372
Deferred income taxes	545	(12,578)	5,800
Net amortization of debt securities	7,343	6,745	2,973
Net accretion of loan discount	(1,140)	(7,767)	(10,494)
Amortization of intangible assets	5,690	5,673	5,543
Amortization of servicing assets	2,311	37	—
Mortgage loans originated-for-sale	(159,670)	(223,094)	(81,941)
Proceeds from mortgage loans sold	163,864	217,934	77,302
Loss (gain) on:
Sale of investment securities	—	(421)	49
Sale of other real estate	(931)	13	(113)
Sale of state tax credits	(2,220)	(2,016)	(2,549)
Asset impairment	3,441	—	—
Share-based compensation	6,017	4,178	4,032
Changes in other assets and liabilities, net	(17,262)	876	(12,975)
Net cash provided by operating activities	160,575	135,514	92,457
Cash flows from investing activities:
Acquisition cash purchase price, net of cash and cash equivalents acquired	212,642	62,114	(23,377)
Net decrease (increase) in loans	138,455	(700,096)	(284,235)
Proceeds received from:
Sale of debt securities, available-for-sale	27,135	20,221	357,976
Paydown or maturity of debt securities, available-for-sale	306,360	329,350	146,132
Paydown or maturity of debt securities, held-to-maturity	49,947	41,377	7,447
Redemption of other investments	18,159	43,555	61,917
Sale of state tax credits held-for-sale	18,507	14,252	14,689
Sale of other real estate	5,915	652	4,798
Settlement of bank-owned life insurance policies	—	1,993	—
Payments for the purchase of:
Available-for-sale debt securities	(779,481)	(452,541)	(577,211)
Other investments	(9,564)	(50,421)	(68,963)
State tax credits held-for-sale	(8,689)	(11,026)	(11,356)
Fixed assets	(2,500)	(2,259)	(6,337)
Net cash used in investing activities	(23,114)	(702,829)	(378,520)

	Year ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	$869,203	$627,756	$57,551
Net increase in interest-bearing deposit accounts	648,778	505,604	44,300
Proceeds from the issuance of subordinated notes	—	61,953	—
Payments for the redemption of subordinated notes	(50,000)	—	—
Proceeds (repayments) from short-term FHLB advances, net	(160,000)	(172,300)	95,500
Proceeds from long-term FHLB advances	—	—	50,000
Repayment of PPPLF advances	—	(86,096)	—
Proceeds from notes payable	—	—	41,000
Repayments of notes payable	(7,143)	(4,286)	(8,714)
Net increase in other borrowings	59,925	40,195	9,436
Cash dividends paid on common stock	(26,153)	(19,795)	(16,568)
Repurchase of common stock	(60,589)	(15,347)	(15,526)
Proceeds from issuance of preferred stock, net	71,988	—	—
Other, net	516	78	(212)
Net cash provided by financing activities	1,346,525	937,762	256,767
Net increase (decrease) in cash and cash equivalents	1,483,986	370,447	(29,296)
Cash and cash equivalents, beginning of period	537,703	167,256	196,552
Cash and cash equivalents, end of period	$2,021,689	$537,703	$167,256
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,957	$35,423	$65,667
Income taxes	56,845	7,514	13,582
Noncash investing and financing transactions:
Transfer to other real estate owned in settlement of loans	$3,227	$798	$8,148
Sales of other real estate financed	228	48	621
Transfer of securities from available-for-sale to held-to-maturity	—	352,665	116,303
Transfer to loans from fixed assets for deconsolidation of partnership	—	3,336	—
Right-of-use assets obtained in exchange for lease obligations	5,658	1,623	5,208
Common shares issued in connection with acquisitions	343,650	167,035	171,885
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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days of the balance sheet date to be cash and cash equivalents. The balances at December 31, 2021 and 2020 were not subject to reserve requirements from the Federal Reserve.

Recent Accounting Pronouncements

ASU 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). ASU 2021-01 was issued in January 2021 and provided optional expedients and exceptions in ASC 848 to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update were effective immediately upon issuance and did not have a material effect on the consolidated financial statements.

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

An ACL on held-to-maturity securities is deducted from the amortized cost basis of the securities to reflect the expected amount to be collected. When it is determined that a security will not be collected, the balance is written-off through the allowance. In evaluating the need for an ACL, securities with similar risk characteristics are grouped and an estimate of expected cash flows is determined using loss experience, adjusted for current and reasonable and supportable forecasts of economic conditions.

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

The Company also originates SBA7(a) loans that generally provide for a guarantee of 75% up to a maximum amount. The guaranteed portion of the loan can be sold in an active secondary market. For the years ended December 31, 2021 and 2020, all SBA7(a) loans are considered held-for-investment; however, as the Company makes the determination to sell the loans, they will be moved into the held-for-sale category. Sales of SBA guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. At December 31, 2021, the Company was servicing SBA loans that had been sold and has recorded a related servicing asset of $6.7 million. The servicing asset is accounted for under the amortization method and is evaluated for impairment. Amortization of the servicing asset is recorded as a reduction to servicing income.

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

Accrued interest receivable totaled $31.1 million and $30.6 million at December 31, 2020 and 2021, respectively, and were reported in Other Assets on the consolidated balance sheets.

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

Subsequent to the adoption of ASU 2016-13, acquired loans are separated into two categories based on the credit risk characteristics of the underlying borrowers as either PCD, for loans which have experienced more than insignificant credit deterioration since origination, or loans with no credit deterioration (non-PCD). At the date of acquisition, an ACL on PCD loans is determined and added to the amortized cost basis of the individual loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. The ACL on PCD loans is recorded in the acquisition accounting and no provision for credit losses is recognized at the acquisition date. Subsequent changes to the ACL are recorded through provision expense. For non-PCD loans, an ACL is established immediately after the acquisition through a charge to the provision for credit losses.

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

Loans are generally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed. Income is recorded only to the extent a determination has been made that the principal balance of the loan is collectible and the interest payments are subsequently received in cash, or for a restructured loan, the borrower has made six consecutive contractual payments. If collectibility of the principal is in doubt, payments received are applied to loan principal.

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

Construction and Land Development – The Company originates loans to finance construction projects including 1-4 family residences, multifamily residences, commercial office, and industrial projects. Construction loans are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

Residential Real Estate – The Company originates loans to finance one- to four-family residences, secured by both first and second liens. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral. Residential loans with a second lien are inherently riskier due to the junior lien position.

Agricultural – Agricultural loans are generally secured with equipment, livestock, crops or other non-real property and at times the underlying real property. Agricultural loans are primarily included as a component of CRE and C&I loans.

Consumer – The Company provides a broad range of consumer loans to customers, including personal lines of credit, credit cards, recreational vehicles, yachts and automobile loans. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral. Consumer loans are included as a component of Other loans.

The Company utilizes a DCF method to measure the ACL on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized regression analysis to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical or peer evaluations. National unemployment is a loss driver used in nearly all portfolios, except Consumer and first lien Residential Real Estate. The annual percentage change in gross domestic product is also used in C&I, Construction, Agricultural first lien Residential Real Estate, and Consumer portfolios. The annual percentage change in a commercial real estate index, national house price index and national retail sales are used in the CRE, second lien Residential Real Estate and Consumer portfolios, respectively. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company uses a one-year reasonable and supportable forecast that considers baseline, upside and downside economic scenarios. For periods beyond the forecast period, the Company reverts to historical loss rates on a straight-line basis over a one-year period.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Fixed Assets
Buildings, leasehold improvements, furniture, fixtures, and equipment are stated at cost less accumulated depreciation. All categories are computed using the straight-line method over their respective estimated useful lives. Furniture, fixtures and equipment is depreciated over three to ten years and buildings and leasehold improvements over ten to forty years, based upon estimated lives or lease obligation periods.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the Company may not be able to recover the respective asset’s carrying amount. The Company’s annual test for impairment was performed in the fourth quarter of December 31, 2021. Such tests involve the use of estimates and assumptions.

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

Impairment of Long-Lived Assets
Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Derivative Financial Instruments and Hedging Activities
The Company uses derivative financial instruments to assist in managing interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. In addition, the Company also offers an interest rate hedge program that includes interest rate swaps to assist its customers in managing their interest rate risk profile. In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.

Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” The Company assigns derivatives to one of these categories at the purchase date: cash flow hedge, fair value hedge, or non-designated hedges as part of a customer interest-rate swap product. An assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge is performed as required by the accounting standards. Derivatives are included in other assets and other liabilities in the consolidated balance sheets. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement. Generally, the only derivative instruments used by the Company have been interest rate swaps, forward currency contracts, and interest rate caps.

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

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The need for deferred tax asset valuation allowances is based on a more-likely-than-not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient positive taxable income within the carryback or carryforward periods provided for in the laws for each applicable taxing jurisdiction. The following possible sources of taxable income are considered: future reversal patterns of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, taxable income in prior carryback years and the availability of qualified tax planning strategies. The assessment regarding whether a valuation allowance is required or should be adjusted depends on all available positive and negative factors including, but not limited to, nature, frequency, and severity of recent losses, duration of available carryforward periods, experience with tax attributes expiring unused and near and medium term financial outlook. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.
Stock-Based Compensation
Stock-based compensation is recognized as an expense for stock options, restricted stock awards, performance stock units, and restricted stock units granted to employees, directors, and advisors in return for service. Equity classified awards are measured at the grant date fair value using either an observable market value or a valuation methodology, and are recognized over the requisite service period on a straight-line basis. Forfeitures are recorded as they occur. A description of the Company’s stock-based employee compensation plan is included in “Note 16 - Shareholders’ Equity and Compensation Plans.”

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

Any incremental direct costs incurred to transact the sale are allocated against the gain or loss on the sale. These costs would include items such as legal fees, title transfer fees, broker fees, etc. Any goodwill and intangible assets associated with the portion of the reporting unit to be disposed of is included in the carrying amount of the business in determining the gain or loss on the sale.

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
Share Repurchases
The Company periodically adopts share repurchase plans that authorize open market repurchases of common stock. Shares acquired through the repurchase plan are classified as treasury stock or the shares are immediately retired upon settlement, depending on plan authorization. When shares are retired, the excess of repurchase price over par is allocated between additional paid in capital and retained earnings. The amount allocated to additional paid in capital is limited to the pro rata portion of additional paid in capital at the time of repurchase.

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

Acquisition of First Choice Bancorp

On July 21, 2021, the Company closed its acquisition of 100% of First Choice and its wholly-owned subsidiary, FCB, which operated eight full-service branches in California.

First Choice shareholders received 0.6603 shares of EFSC common stock for each First Choice common share and cash in lieu of any fractional shares. In connection with the merger, Enterprise issued approximately 7.8 million shares of EFSC Common Stock valued at $44.01 per share, which was the closing price of Enterprise common stock on July 21, 2021. The value of the transaction consideration was approximately $346 million, which includes approximately $2.1 million payable to holders of First Choice stock options. For the year ended December 31, 2021, the Company recognized $18.8 million of merger-related costs recorded in noninterest expense in the statement of operations related to the First Choice acquisition.

The following tables present the assets acquired and liabilities assumed. The consideration exchanged, assets acquired and liabilities assumed of First Choice were recorded at estimated fair value on the date of acquisition. Fair values are considered preliminary until final fair values are determined, or the measurement period has passed, which is no later than one year from the date of acquisition.

(in thousands)	As Recorded by First Choice	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and cash equivalents	$214,794	$—		$214,794
Securities	34,533	(44)	(a)	34,489
Loans	1,937,635	5,508	(b)	1,943,143
Allowance	(19,626)	12,620	(b)	(7,006)
Other investments	19,178	138	(c)	19,316
Fixed assets	1,869	(870)	(c)	999
Accrued interest receivable	7,131	20	(c)	7,151
Goodwill	73,425	(73,425)	(d)	—
Intangible assets	4,517	375	(e)	4,892
Deferred tax assets	7,558	(1,943)	(c)	5,615
Other assets	23,024	1,645	(c)	24,669
Total assets acquired	$2,304,038	$(55,976)		$2,248,062

Liabilities assumed:
Deposits	$1,840,716	$(287)	(c)	$1,840,429
FHLB advances	160,000	—		160,000
Accrued interest payable	124	—		124
Other liabilities	8,464	(2,160)	(c)	6,304
Total liabilities assumed	$2,009,304	$(2,447)		$2,006,857

Net assets acquired	$294,734	$(53,529)		$241,205

Consideration paid:
Cash				$2,152
Common stock[1]				343,650
Total consideration paid				$345,802

Goodwill				$104,597

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

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2021 and 2020, as if the acquisition had occurred on January 1, 2020. The pro forma results combine the historical results of FCBP with the Company’s Consolidated Statements of Income, adjusted for the impact of the application of the acquisition method of accounting including amortization and accretion of fair value adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2020. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Only the acquisition-related expenses that have been incurred as of December 31, 2021 are included in net income in the table below.

	Twelve months ended December 31,
(in thousands, except per share data)	2021	2020
Total revenues (net interest income plus noninterest income)	$488,280	$420,487
Net income	188,416	67,275
Diluted earnings per common share	4.86	1.94

For the year ended December 31, 2021, total revenue and pre-tax net income from FCBP of $40.5 million and $25.9 million (excluding the provision for credit losses of $25.4 million on the acquired loan portfolio and unfunded loan commitments) were included in the Company’s consolidated results.

NOTE 3 - EARNINGS PER SHARE

The following table presents a summary of earnings per common share data and amounts for the periods indicated.

	Year ended December 31,
($ in thousands, except per share data)	2021	2020	2019
Net income available to common shareholders	$133,055	$74,384	$92,739

Weighted average common shares outstanding	34,436	26,954	26,045
Additional dilutive common stock equivalents	60	35	114
Weighted average diluted common shares outstanding	34,496	26,989	26,159

Basic earnings per common share	$3.86	$2.76	$3.56
Diluted earnings per common share	$3.86	$2.76	$3.55

For 2021, 2020 and 2019, common stock equivalents of approximately 158,000, 156,000 and 21,000, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity:

	December 31, 2021
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$175,409	$3	$(1,901)	$173,511
Obligations of states and political subdivisions	571,587	5,907	(2,410)	575,084
Agency mortgage-backed securities	509,243	8,485	(3,869)	513,859
Corporate debt securities	11,750	632	—	12,382
U.S. Treasury Bills	90,971	220	(21)	91,170
Total securities available-for-sale	$1,358,960	$15,247	$(8,201)	$1,366,006

Held-to-maturity securities:
Obligations of states and political subdivisions	$236,379	$1,794	$(730)	$237,443
Agency mortgage-backed securities	68,105	940	(666)	68,379
Corporate debt securities	125,811	3,039	—	128,850
Total securities held-to-maturity	$430,295	$5,773	$(1,396)	$434,672
Allowance for credit losses	(614)
Total securities held-to-maturity, net	$429,681

	December 31, 2020
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$14,978	$186	$(3)	$15,161
Obligations of states and political subdivisions	335,271	8,994	(33)	344,232
Agency mortgage-backed securities	506,703	20,190	(321)	526,572
Corporate debt securities	14,750	248	—	14,998
U.S. Treasury Bills	10,980	486	—	11,466
Total securities available-for-sale	$882,682	$30,104	$(357)	$912,429

Held-to-maturity securities:
Obligations of states and political subdivisions	$248,324	$2,814	$—	$251,138
Agency mortgage-backed securities	112,742	2,295	(496)	114,541
Corporate debt securities	126,993	8,851	—	135,844
Total securities held-to-maturity	$488,059	$13,960	$(496)	$501,523
Allowance for credit losses	(449)
Total securities held-to-maturity, net	$487,610

During 2020, the Company transferred securities with a book value of $331.0 million and fair value of $352.6 million from available-for-sale to held-to-maturity. The Company believes the held-to-maturity category is more consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. Accordingly, the balance of held-to-maturity securities in the “Amortized cost” column in the table above includes a net unamortized unrealized gain of $21.0 million and $25.6 million at December 31, 2021 and 2020, respectively. Such amounts are amortized over the remaining life of the securities. In January 2022, the Company transferred securities with a book value of $116.7 million from available-for-sale to held-to-maturity.

At December 31, 2021, and 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Securities having a fair value of $752.7 million and $525.8 million at December 31, 2021, and December 31, 2020, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$81,809	$81,797	$211	$214
Due after one year through five years	166,470	165,161	13,793	13,998
Due after five years through ten years	40,130	40,568	143,900	146,933
Due after ten years	561,308	564,621	204,286	205,148
Agency mortgage-backed securities	509,243	513,859	68,105	68,379
	$1,358,960	$1,366,006	$430,295	$434,672

There were approximately 290 available-for-sale securities and 30 available-for-sale securities in an unrealized loss position as of December 31, 2021 and December 31, 2020, respectively, included in the following tables:

	December 31, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$163,634	$1,775	$4,874	$126	$168,508	$1,901
Obligations of states and political subdivisions	242,188	2,361	1,776	49	243,964	2,410
Agency mortgage-backed securities	259,047	3,685	6,467	184	265,514	3,869
U.S. Treasury Bills	60,961	21	—	—	60,961	21
	$725,830	$7,842	$13,117	$359	$738,947	$8,201

	December 31, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$4,997	$3	$—	$—	$4,997	$3
Obligations of states and political subdivisions	4,079	33	—	—	4,079	33
Agency mortgage-backed securities	65,986	321	—	—	65,986	321
	$75,062	$357	$—	$—	$75,062	$357

The unrealized losses at both December 31, 2021, and 2020, were primarily attributable to changes in market interest rates since the securities were purchased. At both December 31, 2021 and 2020, the Company had not recorded an ACL on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $3.4 million and $3.6 million at December 31, 2021 and 2020, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2021 and 2020, the ACL on held-to-maturity securities was $0.6 million and $0.4 million, respectively.

The proceeds, gross gains and losses realized from sales of available-for-sale investment securities were as follows:

	December 31,
($ in thousands)	2021	2020	2019
Gross gains realized	$—	$421	$400
Gross losses realized	—	—	(449)
Proceeds from sales	27,135	20,221	357,976

Other Investments
At December 31, 2021, and 2020, other investments totaled $59.9 million and $48.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $12.1 million, and $10.8 million at December 31, 2021, and 2020, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs, CDFIs, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties, see “Note 11 – Subordinated Debentures.”

NOTE 5 - LOANS

Below is a summary of loans by category at December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Commercial and industrial	$3,396,590	$3,100,299
Real estate loans:
Commercial - investor owned	2,141,143	1,589,419
Commercial - owner occupied	2,035,785	1,498,408
Construction and land development	734,073	546,686
Residential	454,052	319,179
Total real estate loans	5,365,053	3,953,692
Other	265,137	187,083
Loans, before unearned loan fees	9,026,780	7,241,074
Unearned loan fees, net	(9,138)	(16,139)
Loans, including unearned loan fees	$9,017,642	$7,224,935

PPP loans totaled $276.2 million at December 31, 2021, or $272.0 million net of unearned fees of $4.2 million. PPP loans totaled $709.9 million at December 31, 2020, or $698.6 million net of unearned fees of $11.3 million. The loan balance includes a net premium on acquired loans of $11.9 million and $16.1 million at December 31, 2021 and 2020, respectively. At December 31, 2021 loans of $2.5 billion were pledged to the FHLB and the Federal Reserve.

Loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director totaled $5.7 million for each year ended December 31, 2021 and 2020. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

A summary of the activity, by loan category, in the allowance for loan losses for 2019, excluding the allowance on PCI loans, and the ACL on loans for 2020 and 2021 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Balance at December 31, 2019
Allowance for loan losses:
Balance, beginning of year	$29,039	$4,683	$4,239	$1,987	$1,616	$731	$42,295
Provision for loan losses	4,801	1,708	673	(237)	(330)	67	6,682
Charge-offs	(6,882)	(551)	(58)	(54)	(667)	(382)	(8,594)
Recoveries	338	95	19	776	661	295	2,184
Balance, end of year	$27,296	$5,935	$4,873	$2,472	$1,280	$711	$42,567

Balance at December 31, 2020
Allowance for loan losses:
Balance at December 31, 2019	$27,296	$5,935	$4,873	$2,472	$1,280	$711	$42,567
PCI allowance at December 31, 2019	159	—	—	139	—	423	721
CECL adoption	6,494	10,726	2,598	5,183	3,470	(84)	28,387
PCD loans immediately charged off	—	(5)	(57)	(217)	(1,401)	—	(1,680)
Balance, beginning of year	$33,949	$16,656	$7,414	$7,577	$3,349	$1,050	$69,995
Provision for loan losses	28,373	11,037	7,845	13,438	674	2,012	63,379
Initial allowance on acquired PCD loans	23	2,026	1,427	45	3	—	3,524
Charge-offs	(5,381)	(498)	(30)	(31)	(408)	(391)	(6,739)
Recoveries	1,848	2,841	356	384	967	116	6,512
Balance, end of year	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671

Balance at December 31, 2021
Allowance for credit losses:
Balance, beginning of year	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Provision (benefit) for loan losses	14,361	568	(550)	(7,365)	3,900	2,079	12,993
Initial allowance on acquired PCD loans	1,077	3,651	1,504	37	—	737	7,006
Charge-offs	(12,113)	(2,487)	(602)	(3)	(1,521)	(459)	(17,185)
Recoveries	1,688	2,083	196	454	963	172	5,556
Balance, end of year	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041

The ACL on sponsor finance loans, which is included in the categories above, represented $18.2 million and $19.0 million as of December 31, 2021 and 2020, respectively.

On January 1, 2020, the Company adopted the CECL methodology which added $28.4 million to the ACL on loans. Upon adoption, $1.7 million of nonaccrual PCD loans with individual outstanding balances of less than $100,000 were immediately charged-off. Under the CECL method, the Company recorded $13.0 million and $63.4 million in provision for credit losses on loans for the years ended December 31, 2021 and 2020, respectively. An additional provision for credit losses of $0.4 million and $2.0 million was recorded in 2021 and 2020, respectively, for HTM securities, unfunded commitments and the recapture of accrued interest on nonaccrual loans. In 2019, a $6.7 million provision for loan losses (excluding the allowance release on PCI loans) was recorded under the incurred loss method. Acquisition-related provision expense of $25.4 million and $8.6 million in 2021 and 2020, respectively, was included in the provision for credit losses. This expense, commonly referred to as the “CECL double-count”, is recognized when a loan portfolio is acquired.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model; Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $17.5 million to the ACL over the baseline model. These forecasts incorporate an expectation that government stimulus will decline, the Federal Reserve will wind down quantitative easing and begin raising the federal funds rate, and that the pandemic will begin to slowly recede. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, including the hospitality sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines from another significant wave of COVID, continued or worsening supply-chain issues, labor supply and job growth worsens, or financial market conditions tighten.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the DCF model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At December 31, 2021, the ACL on loans included a qualitative adjustment of approximately $39.1 million. Of this amount, approximately $8.6 million was allocated to Sponsor Finance loans due to their unsecured nature.

The recorded investment in nonperforming loans by category at December 31, 2021 and 2020 is as follows:

	December 31, 2021
($ in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$17,052	$2,783	$1,703	$21,538	$5,685
Real estate:
Commercial - investor owned	1,575	—	—	1,575	168
Commercial - owner occupied	2,839	—	—	2,839	2,550
Residential	1,971	76	1	2,048	1,348
Other	12	—	12	24	—
Total	$23,449	$2,859	$1,716	$28,024	$9,751

	December 31, 2020
($ in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$18,158	$3,482	$130	$21,770	$8,316
Real estate:
Commercial - investor owned	9,579	—	—	9,579	716
Commercial - owner occupied	2,940	—	—	2,940	6,024
Residential	4,112	77	—	4,189	—
Other	29	—	—	29	3,190
Total	$34,818	$3,559	$130	$38,507	$18,246

The amortized cost basis of collateral-dependent nonperforming loans by class of loan is presented for the periods indicated:

	December 31, 2021
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$4,271	$209	$9,312
Real estate:
Commercial - investor owned	169	1,200	—
Commercial - owner occupied	2,807	32	—
Residential	—	2,048	—
Total	$7,247	$3,489	$9,312

	December 31, 2020
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$8,316	$—	$394	$—
Real estate:
Commercial - investor owned	9,579	—	—	—
Commercial - owner occupied	2,940	—	—	—
Residential	—	4,135	—	—
Other	—	—	—	17
Total	$20,835	$4,135	$394	$17

The recorded investment by category for loans restructured during the years ended December 31, 2021 and 2020 is as follows:

	Year ended December 31, 2021			Year ended December 31, 2020
($ in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial and industrial	—	$—	$—	3	$7,447	$7,447
Real estate:
Residential	1	221	221	3	372	372
Total	1	$221	$221	6	$7,819	$7,819

Restructured loans primarily resulted from interest rate concessions. As of December 31, 2021, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

Loans restructured that subsequently defaulted during the year ended December 31, 2021 are as follows:

	Year ended December 31, 2021
($ in thousands, except for number of loans)	Number of Loans	Recorded Balance
Real Estate:
Residential	1	148

There were no restructured loans that subsequently defaulted during the year ended December 31, 2020.

In response to the COVID-19 pandemic, the Company implemented short-term deferral programs allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not included above as troubled debt restructurings. As of December 31, 2021, substantially all of these loans have returned to a current payment status.

The aging of the recorded investment in past due loans by class and category at December 31, 2021 and 2020 is shown below:

	December 31, 2021
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$24,447	$14,158	$38,605	$3,353,770	$3,392,375
Real estate:
Commercial - investor owned	3,880	—	3,880	2,137,263	2,141,143
Commercial - owner occupied	10,070	289	10,359	2,025,426	2,035,785
Construction and land development	24	—	24	734,049	734,073
Residential	3,181	1,305	4,486	449,566	454,052
Other	37	11	48	260,166	260,214
Total	$41,639	$15,763	$57,402	$8,960,240	$9,017,642

	December 31, 2020
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$8,652	$12,928	$21,580	$3,067,415	$3,088,995
Real estate:
Commercial - investor owned	734	9,301	10,035	1,579,384	1,589,419
Commercial - owner occupied	328	4,647	4,975	1,493,433	1,498,408
Construction and land development	13	—	13	546,673	546,686
Residential	2,071	2,118	4,189	314,990	319,179
Other	1,731	50	1,781	180,467	182,248
Total	$13,529	$29,044	$42,573	$7,182,362	$7,224,935

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	December 31, 2021
	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,180,601	$477,374	$317,869	$132,851	$116,738	$82,846	$11,648	$854,102	$3,174,029
Watch (7)	35,005	17,502	9,404	9,880	12,217	10,979	4,037	53,595	152,619
Classified (8-9)	14,917	3,530	3,840	1,689	2,988	813	787	10,996	39,560
Total Commercial and industrial	$1,230,523	$498,406	$331,113	$144,420	$131,943	$94,638	$16,472	$918,693	$3,366,208

Commercial real estate-investor owned
Pass (1-6)	$651,740	$476,946	$346,245	$146,107	$112,043	$217,808	$3,625	$68,236	$2,022,750
Watch (7)	16,871	35,908	32,755	1,003	502	17,478	300	2,062	106,879
Classified (8-9)	1,376	3,135	835	817	1,159	4,141	—	50	11,513
Total Commercial real estate-investor owned	$669,987	$515,989	$379,835	$147,927	$113,704	$239,427	$3,925	$70,348	$2,141,142

Commercial real estate-owner occupied
Pass (1-6)	$604,975	$423,263	$278,830	$164,210	$140,515	$235,973	$250	$48,349	$1,896,365
Watch (7)	12,825	13,585	4,301	16,774	10,274	15,764	—	300	73,823
Classified (8-9)	2,048	556	9,181	17,016	6,432	6,959	—	—	42,192
Total Commercial real estate-owner occupied	$619,848	$437,404	$292,312	$198,000	$157,221	$258,696	$250	$48,649	$2,012,380

Construction real estate
Pass (1-6)	$310,140	$229,396	$70,531	$35,936	$14,860	$7,180	$568	$2,992	$671,603
Watch (7)	28,947	15,348	60	1,199	11,068	2,330	—	—	58,952
Classified (8-9)	—	—	387	419	—	22	—	—	828
Total Construction real estate	$339,087	$244,744	$70,978	$37,554	$25,928	$9,532	$568	$2,992	$731,383

Residential real estate
Pass (1-6)	$116,352	$66,481	$21,356	$14,841	$24,778	$103,840	$9,980	$87,146	$444,774
Watch (7)	2,425	2	622	1,157	248	1,305	—	79	5,838
Classified (8-9)	414	169	554	—	12	2,024	—	—	3,173
Total residential real estate	$119,191	$66,652	$22,532	$15,998	$25,038	$107,169	$9,980	$87,225	$453,785

Other
Pass (1-6)	$108,209	$68,806	$22,684	$23,145	$6,924	$13,832	$1,500	$9,166	$254,266
Watch (7)	—	—	—	4	—	2,440	—	1	2,445
Classified (8-9)	—	—	10	10	—	16	—	2	38
Total Other	$108,209	$68,806	$22,694	$23,159	$6,924	$16,288	$1,500	$9,169	$256,749

Total loans classified by risk category	$3,086,845	$1,832,001	$1,119,464	$567,058	$460,758	$725,750	$32,695	$1,137,076	$8,961,647
Total loans classified by performing status									55,995
Total loans									$9,017,642

	December 31, 2020
	Term Loans by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,402,276	$454,729	$262,258	$132,832	$25,057	$58,315	$14,118	$527,170	$2,876,755
Watch (7)	44,922	15,369	9,585	7,509	19,613	110	—	60,448	157,556
Classified (8-9)	6,602	9,219	3,115	3,964	4,490	1,080	1,281	22,432	52,183
Total Commercial and industrial	$1,453,800	$479,317	$274,958	$144,305	$49,160	$59,505	$15,399	$610,050	$3,086,494

Commercial real estate-investor owned
Pass (1-6)	$481,867	$338,843	$189,305	$131,718	$138,288	$161,439	$6,509	$32,058	$1,480,027
Watch (7)	32,308	19,722	6,656	—	9,647	17,370	—	—	85,703
Classified (8-9)	—	5,278	8,716	5,830	1,245	2,620	—	—	23,689
Total Commercial real estate-investor owned	$514,175	$363,843	$204,677	$137,548	$149,180	$181,429	$6,509	$32,058	$1,589,419

Commercial real estate-owner occupied
Pass (1-6)	$419,142	$287,001	$215,181	$179,382	$104,470	$167,456	$2,672	$45,323	$1,420,627
Watch (7)	13,657	5,257	3,113	6,198	4,338	8,460	1,776	941	43,740
Classified (8-9)	2,420	7,427	5,822	6,140	1,309	10,860	—	63	34,041
Total Commercial real estate-owner occupied	$435,219	$299,685	$224,116	$191,720	$110,117	$186,776	$4,448	$46,327	$1,498,408

Construction real estate
Pass (1-6)	$223,069	$156,360	$45,460	$18,579	$11,539	$9,144	$—	$28,880	$493,031
Watch (7)	2,544	86	34,179	11,632	—	2,499	—	—	50,940
Classified (8-9)	56	2,124	503	1	—	31	—	—	2,715
Total Construction real estate	$225,669	$158,570	$80,142	$30,212	$11,539	$11,674	$—	$28,880	$546,686

Residential real estate
Pass (1-6)	$57,059	$27,907	$17,718	$17,138	$27,443	$92,657	$1,172	$66,902	$307,996
Watch (7)	210	840	526	—	514	1,603	287	511	4,491
Classified (8-9)	571	733	121	14	898	3,181	—	253	5,771
Total residential real estate	$57,840	$29,480	$18,365	$17,152	$28,855	$97,441	$1,459	$67,666	$318,258

Other
Pass (1-6)	$43,526	$28,195	$30,074	$9,646	$5,641	$17,027	$—	$40,779	$174,888
Watch (7)	—	1	8	—	—	2,637	—	1	2,647
Classified (8-9)	—	18	19	13	—	17	8	4	79
Total Other	$43,526	$28,214	$30,101	$9,659	$5,641	$19,681	$8	$40,784	$177,614

Total loans classified by risk category	$2,730,229	$1,359,109	$832,359	$530,596	$354,492	$556,506	$27,823	$825,765	$7,216,879
Total loans classified by performing status									8,056
Total loans									$7,224,935

In the tables above, loan originations in 2021 and 2020 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.
The following tables present the recorded investment on loans based on aging status:

	December 31, 2021
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,166	$1	$26,167
Real estate:
Commercial - investor owned	1	—	1
Commercial - owner occupied	23,405	—	23,405
Construction and land development	2,690	—	2,690
Residential	267	—	267
Other	3,453	12	3,465
Total	$55,982	$13	$55,995

	December 31, 2020
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$2,502	$—	$2,502
Real estate:
Residential	921	—	921
Other	4,612	21	4,633
Total	$8,035	$21	$8,056

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

($ in thousands)	At July 21, 2021
Par value of acquired loans	$180,440
Allowance for credit losses	(7,006)
Non-credit discount	(6,428)
Purchase price of acquired loans	$167,006

NOTE 6 - LEASES

The Company has banking and limited-service facilities, datacenters, and certain equipment leased under agreements. Most of the leases expire between 2022 and 2027 and include one or more renewal options for up to 5 years. One lease expires in 2031. All leases are classified as operating leases.

	For the twelve months ended
($ in thousands)	December 31, 2021	December 31, 2020
Operating lease cost	$4,877	$3,207
Short-term lease cost	833	201
Total lease cost	$5,710	$3,408

Payments on operating leases included in the measurement of lease liabilities during the twelve months ended December 31, 2021 and 2020 totaled $5.2 million and $3.3 million, respectively. Right-of-use assets obtained in exchange for lease obligations totaled $5.7 million and $1.6 million during the twelve months ended December 31, 2021 and 2020, respectively. The additions in 2021 and 2020 were primarily from the First Choice acquisition and Seacoast acquisition, respectively. In 2021, an impairment of $1.1 million was recognized on right-of-use assets concurrent with the announced closure of certain leased locations. For further discussion see “Note 8 - Fixed Assets.”

Supplemental balance sheet information related to leases is as follows:

($ in thousands)	December 31, 2021	December 31, 2020
Operating lease right-of-use assets, included in other assets	$13,483	$13,636
Operating lease liabilities, included in other liabilities	14,865	14,152

Operating leases
Weighted average remaining lease term	4 years	5 years
Weighted average discount rate	2.0%	2.5%

Maturities of operating lease liabilities are as follows:

($ in thousands)
Year	Amount
2022	$5,191
2023	3,688
2024	2,670
2025	1,326
2026	1,138
Thereafter	1,566
Total operating lease liabilities, payments	15,579
Less: present value adjustment	714
Operating lease liabilities	$14,865

Lessor income was $1.9 million and $1.8 million during the twelve months ended December 31, 2021, and 2020, respectively.

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

For derivatives designated and qualified as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates an additional $1.3 million will be reclassified as an increase to interest expense. Concurrently with the repayment of $200 million of variable-rate FHLB advances in the fourth quarter of 2020, the Company terminated two interest rate swaps with a notional value of $200.0 million. A loss of $3.2 million was recognized on the termination of the swaps.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021 and December 31, 2020.

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Interest rate swaps	$61,962	$61,962	$—	$—	$2,911	$5,987

Derivatives not designated as hedging instruments
Interest rate swaps	$918,698	$1,026,016	$12,869	$28,703	$12,883	$28,980

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting as of December 31, 2021 and December 31, 2020. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$12,869	$—	$12,869	$1,033	$—	$11,836

Liabilities:
Interest rate swaps	$15,794	$—	$15,794	$1,033	$14,031	$730
Securities sold under agreements to repurchase	331,006	—	331,006	—	331,006	—

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$28,703	$—	$28,703	$2	$—	$28,701

Liabilities:
Interest rate swaps	$34,967	$—	$34,967	$2	$34,903	$62
Securities sold under agreements to repurchase	271,081	—	271,081	—	271,081	—
As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.6 million. Further, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $14.0 million.

NOTE 8 - FIXED ASSETS

A summary of fixed assets at December 31, 2021 and 2020, is as follows:

	December 31,
($ in thousands)	2021	2020
Land	$12,849	$13,389
Buildings and leasehold improvements	52,012	53,007
Furniture, fixtures and equipment	18,821	17,933
	83,682	84,329
Less accumulated depreciation and amortization	35,767	31,160
Total fixed assets	$47,915	$53,169

Depreciation and amortization of fixed assets included in noninterest expense amounted to $6.1 million, $6.2 million, and $5.7 million in 2021, 2020, and 2019, respectively.

In 2021 the Company commenced the process to close three branch locations in California related to the First Choice acquisition. A lease and fixed asset impairment charge of $0.4 million was recognized and reported in merger-related expenses. Additionally, the Company also commenced the process to close two branches in St. Louis and consolidate the operations and customers of these branches with other nearby locations. An impairment charge of $3.4 million on these branches was recognized in 2021 for buildings, leases and fixed assets.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The table below presents a summary of goodwill:

($ in thousands)	Years ended December 31,
	2021	2020
Goodwill, beginning of year	$260,567	$210,344
Additions from acquisition	104,597	50,223
Goodwill, end of year	$365,164	$260,567

The table below presents a summary of intangible assets:

($ in thousands)	Years ended December 31,
	2021	2020
Core deposit intangible, net, beginning of year	$23,084	$26,076
Additions from acquisition	4,892	2,681
Amortization	(5,690)	(5,673)
Core deposit intangible, net, end of year	$22,286	$23,084

Amortization expense on the core deposit intangibles was $5.7 million for the each of the years ended December 31, 2021 and 2020, and $5.5 million for the year ended December 31, 2019. The core deposit intangibles are being amortized over a 10-year period.

The following table reflects the amortization schedule for the core deposit intangible at December 31, 2021.

Year	Core Deposit Intangible ($ in thousands)
2022	$5,367
2023	4,601
2024	3,834
2025	3,068
2026	2,301
After 2026	3,115
$22,286

NOTE 10 - DEPOSITS

Following is a summary of certificates of deposit maturities at December 31, 2021:

($ in thousands)	Brokered	Customer	Total
Less than 1 year	$10,062	$365,902	$375,964
Greater than 1 year and less than 2 years	61,173	67,859	129,032
Greater than 2 years and less than 3 years	37,847	21,010	58,857
Greater than 3 years and less than 4 years	19,888	14,238	34,126
Greater than 4 years and less than 5 years	—	5,564	5,564
Greater than 5 years	—	4,750	4,750
	$128,970	$479,323	$608,293

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $93.7 million as of December 31, 2021.

At December 31, 2021, deposit accounts of executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director totaled $5.7 million.

The Company is a participant in the Promontory Interfinancial Network, a network that offers deposit placement services such as CDARS and ICS, which offers products that qualify large deposits for FDIC insurance. At December 31, 2021, the Company had $22.0 million of CDARS deposits and $118.2 million of ICS deposits. At December 31, 2021 and 2020, overdraft deposits of $1.3 million and $1.0 million, respectively, were reclassified to loans.

NOTE 11 - SUBORDINATED DEBENTURES

The amounts and terms of each issuance of the Company’s subordinated debentures at December 31, 2021 and 2020 were as follows:

	Amount		Maturity Date	Initial Call Date (1)	Interest Rate
($ in thousands)	2021	2020
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I (2)	7,732	7,752	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (2)	4,496	4,443	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III (2)	5,339	5,272	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV	10,310	10,310	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (2)	7,869	7,706	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total junior subordinated debentures	92,553	92,290
5.75% Fixed-to-floating rate subordinated notes	63,250	63,250	June 1, 2030	June 1, 2025	Fixed @ 5.75% until June 1, 2025, then floats @ Benchmark rate (3 month term SOFR) + 5.66%
4.75% Fixed-to-floating rate subordinated notes	—	50,000	November 1, 2026	November 1, 2021	Fixed @ 4.75% until November 1, 2021, then floats @ 3MO LIBOR + 3.387%
Debt issuance costs	(904)	(1,903)
Total fixed-to-floating rate subordinated notes	62,346	111,347
Total subordinated debentures and notes	$154,899	$203,637

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

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated statements of operations. The Company’s investment of $2.9 million at December 31, 2021, in these trusts is included in other investments in the consolidated balance sheets. The Company has fixed the interest rate on a portion of its junior subordinated debentures through a series of interest rate swaps. For further discussion of the interest rate swaps and the corresponding terms, see “Note 7 - Derivative Financial Instruments.”

On November 1, 2016, the Company issued $50 million of fixed-to-floating rate subordinated notes. The notes initially bore a fixed annual interest rate of 4.75%, with interest payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 2017. On November 1, 2021, the Company redeemed the $50.0 million of subordinated debentures at par. A loss of $0.7 million on the redemption was recognized for the write-off of unamortized debt issuance costs.

On May 21, 2020, EFSC issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030 in a public offering (the “2030 Notes”). From and including the date of issuance to, but excluding, June 1, 2025, the 2030 Notes will bear interest at a rate equal to 5.75% per annum, payable semiannually in arrears on each June 1 and December 1. From and including June 1, 2025 to, but excluding, the maturity date or the date of earlier redemption, the 2030 Notes will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be three-month term SOFR (as defined in the Indenture, dated May 21, 2020, between EFSC and U.S. Bank National Association, as trustee, and subsequent First Supplemental Indenture)), plus 566.0 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2025. Notwithstanding the foregoing, in event that the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero. The Company’s obligation to make payments of principal and interest on the notes is subordinate and junior in right of payment to all of its senior debt. Current regulatory guidance allows for this subordinated debt to be treated as tier 2 regulatory capital for the first five years of its term, subject to certain limitations, and then phased out of tier 2 capital pro rata over the next five years.

NOTE 12 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans, and certain commercial real estate loans. At December 31, 2021 and 2020, the carrying value of the loans pledged to the FHLB of Des Moines was $1.4 billion at both periods. The secured line of credit had availability of approximately $708.6 million at December 31, 2021.

The following table summarizes the type, maturity, and rate of the Company’s FHLB advances at December 31:

		2021		2020
($ in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	Greater than 1 year	$50,000	1.56%	$50,000	1.56%

In August 2019, the Company entered into agreements totaling $50 million for convertible advances with a weighted average rate of 1.56% that mature in 2024 and are currently puttable by the FHLB.

At December 31, 2021, the Company used $60.0 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

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

A summary of securities sold under agreements to repurchase is as follows:

	December 31,
($ in thousands)	2021	2020
Securities sold under agreement to repurchase	$331,006	$271,081

Average balance during the year	225,895	206,338
Maximum balance outstanding at any month-end	331,006	271,081
Average interest rate during the year	0.10%	0.23%
Average interest rate at December 31	0.06%	0.07%

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2021, $1.1 billion was available under this line. This line is secured by a pledge of certain eligible loans aggregating $1.3 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2021.

Federal Reserve PPPLF
The Company acquired $86.1 million of Federal Reserve PPPLF funds from the Seacoast acquisition which were paid off in November 2020.

Revolving Credit Line
In February 2016, the Company entered into a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank. The Revolving Agreement has a one-year term, maturing on February 22, 2022. It allows for borrowings up to $25 million. The interest rate is the one-month LIBOR plus 125 basis points. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. In February 2022, the Revolving Agreement was renewed for a one-year term and the interest rate was amended to one-month Term SOFR plus 136 basis points. The revolving credit line was not accessed in 2021 or 2020.

Term Loan
In February 2019, the Company entered into a five year, $40.0 million unsecured term loan agreement (the “Term Loan”) with another bank with the proceeds primarily used to fund the company’s cash portion of an acquisition in 2019. The interest rate is one-month LIBOR plus 125 basis points. In February 2022, the interest rate on the Term Loan was amended to one-month Term SOFR plus 136 basis points.

A summary of the Term Loan is as follows:

	December 31,
($ in thousands)	2021	2020
Term Loan	$22,857	$30,000

Average balance during the year	26,427	32,123
Maximum balance outstanding at any month-end	28,571	34,286
Weighted average interest rate during the year	1.40%	1.96%
Average interest rate at December 31	1.38%	1.44%

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

NOTE 15 - REGULATORY CAPITAL

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2021 and 2020, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the table. In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

The capital ratios are presented in the following table:

	December 31, 2021		December 31, 2020
	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.3%	12.5%	10.9%	12.5%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.0%	12.5%	12.1%	12.5%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.7%	13.5%	14.9%	13.7%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	9.7%	9.3%	10.0%	10.3%	5.0%	4.0%

NOTE 16 - SHAREHOLDERS’ EQUITY AND COMPENSATION PLANS

Shareholders’ Equity

Common Stock
At December 31, 2021 and 2020, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31, 2021	December 31, 2020
Outstanding performance units (maximum issuance)	169,244	125,176
Outstanding RSU’s	181,657	157,428
Outstanding options and appreciation rights	112,927	—
2018 Stock Incentive Plan	670,326	339,691
Non-Management Director Plan	73,618	86,616
2018 Employee Stock Purchase Plan	571,064	635,890
Total	1,778,836	1,344,801

Common Stock Repurchase Plan
In April 2021, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. At December 31, 2021, there were 700,473 shares available for repurchase under the plan.

Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock with a par value of $0.01 with 75,000 shares issued and outstanding at the end of 2021. The Board of Directors has the right to set for each series of preferred stock, subject to the laws of the State of Delaware, the dividend rate, conversion and redemption terms, voting rights and liquidation preferences, among others. In the fourth quarter 2021, the Company issued and sold 3,000,000 depositary shares, each representing 1/40th interest in a share of the Company’s 5% Noncumulative, Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), totaling $72.0 million, net of issuance costs. The depositary shares trade under the ticker “EFSCP”. The Series A Preferred Stock may be redeemed at the Company’s option, subject to prior regulatory approval, in whole or in part on any dividend payment date on or after December 15, 2026 or within 90 days following a regulatory capital event, as defined in the offering documents. If any Series A Preferred Stock are redeemed, a proportionate number of depositary shares will also be redeemed.

Dividends, when and if declared by the board of directors, are payable, quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. If dividends on the Series A Preferred stock have not been declared or paid in six quarterly periods, whether or not consecutive, the number of directors on the board will automatically be increased by two and the holders of the Series A preferred stock will be entitled to vote for the additional directors.

Dividends
The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the parent company. The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.

Dividends on the Company’s capital stock are prohibited under the terms of the junior subordinated debenture agreements, see “Note 11 - Subordinated Debentures,” if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock is prohibited. At December 31, 2021, the Company was not in default on any of the junior subordinated debenture issuances or preferred stock.

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Loss on Cash Flow Hedges	Total
Balance, December 31, 2018	$(9,047)	$(235)	$—	$(9,282)
Net change	29,226	(33)	(2,162)	27,031
Transfer from available-for-sale to held-to-maturity	(5,202)	5,202	—	—
Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749
Net change	23,627	(1,910)	(2,346)	19,371
Transfer from available-for-sale to held-to-maturity	(16,284)	16,284	—	—
Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	(17,049)	(3,624)	2,330	(18,343)
Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income:

	2021			2020			2019
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale debt securities	$(22,701)	$(5,652)	$(17,049)	$31,798	$7,854	$23,944	$38,764	$9,575	$29,189
Reclassification adjustment for realized (gain) loss on sale of available-for-sale debt securities(a)	—	—	—	(421)	(104)	(317)	49	12	37
Reclassification of gain on held-to-maturity securities(b)	(4,672)	(1,048)	(3,624)	(2,537)	(627)	(1,910)	(44)	(11)	(33)
Change in unrealized gain (loss) on cash flow hedges arising during the period(b)	1,533	372	1,161	(7,898)	(1,951)	(5,947)	(3,004)	(742)	(2,262)
Reclassification of loss on cash flow hedges(b)	1,543	374	1,169	4,782	1,181	3,601	133	33	100
Total other comprehensive income (loss)	$(24,297)	$(5,954)	$(18,343)	$25,724	$6,353	$19,371	$35,898	$8,867	$27,031

(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations.
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations, except for a $3.2 million termination fee in 2020 recognized in noninterest expense.

Compensation Plans

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company including its subsidiaries. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights, and restricted stock units (“RSUs”), and may contain performance terms for key employees as designated by the Company’s Board of Directors upon the recommendation of the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises.

The total excess income tax benefit (expense) for share-based compensation arrangements was $(0.1) million, $0.2 million, and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, there was $8.2 million of total unrecognized compensation cost related to unvested share-based compensation awards. The cost is expected to be recognized over a weighted-average term of 2 years.

The following table summarizes share-based compensation expense:

($ in thousands)	2021	2020	2019
Performance stock units	$1,777	$1,097	$1,699
Restricted stock units	3,109	2,613	1,969
Stock options	396	—	—
Employee stock purchase plan	735	468	364
Total share-based compensation expense	$6,017	$4,178	$4,032

Performance Units
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a three-year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at a minimum of the target level. The amount of the awards is determined at the end of the three-year vesting and performance period. The fair value of performance units vesting in 2021, 2020, and 2019 were $0.9 million, $2.8 million, and $4.6 million, respectively.

Information related to the outstanding grants at December 31, 2021 is shown below:

($ in thousands)	2019 - 2021 Cycle	2020 - 2022 Cycle	2021 - 2023 Cycle
Shares issuable at target	19,576	24,674	40,372
Maximum shares issuable	39,152	49,348	80,744
Unrecognized compensation cost	$27	$538	$1,981
Weighted average grant date fair value	$47.46	$38.09	$47.16

Maximum Shares Issuable
Outstanding at December 31, 2020	125,176
Granted	84,628
Vested (issued 23,251 shares)	(31,452)
Forfeited	(9,108)
Outstanding at December 31, 2021	169,244

Restricted Stock Units
The Company awards nonvested stock, in the form of RSUs to employees. RSUs generally are subject to continued employment and generally vest ratably over three to five years. Vesting is accelerated upon a change in control or the employee meeting certain retirement criteria. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting.

Various information related to the RSUs is shown below.

($ in thousands)	2021	2020	2019
Total fair value at vesting date	$2,855	$1,702	$1,067
Unrecognized compensation cost	4,622	3,899	3,417
Expected years to recognize unearned compensation	1.9 years	1.9 years	1.9 years
Weighted average grant date fair value	$44.01	$39.63	$45.00

A summary of the status of the Company’s RSU awards as of December 31, 2021 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	157,428	$42.44
Granted	100,220	44.01
Vested	(65,755)	43.91
Forfeited	(10,236)	43.51
Outstanding at December 31, 2021	181,657	$42.71

Stock Options
In determining compensation cost for stock options, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. The model utilizes several assumptions in its calculations. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant. The expected term of options granted is based on the option's vesting schedule and expected exercise patterns and represent the period of time that options granted are expected to be outstanding. The expected volatility is based on the historical volatility of the Company's stock and expected term of the option. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company's stock price.

The following weighted average assumptions were used for grants issued during the year ended December 31, 2021.

Weighted Average
Risk Free Interest Rate	1.06%
Expected Dividend Yield	1.65%
Expected Volatility	33.92%
Expected Term (years)	6.2

Stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years.

Following is a summary of stock option activity for 2021.

($ in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	—	$—
Granted	118,604	43.80	9.2 years
Forfeited	(5,677)	43.81
Outstanding at December 31, 2021	112,927	$43.80	9.2 years
Exercisable at December 31, 2021	460	$43.81	9.2 years

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) provides its eligible employees with an opportunity to purchase common stock through accumulated payroll contributions. The ESPP provides for shares to be purchased at 85% of the lesser of the stock price at the enrollment date or the exercise date. The maximum number of shares of common stock available for sale under the ESPP is 750,000. In 2021, 2020, and 2019, employees purchased 64,826, 58,195, and 41,116 shares, respectively.

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-management directors as compensation in lieu of cash. At December 31, 2021, there were 59,760 shares of stock available for grant under the Stock Plan for Non-Management Directors, exclusive of 13,858 shares to be issued upon deferral release.

Various information related to the Director Plan is shown below.

	2021	2020	2019
Shares granted	12,998	15,901	11,382
Weighted average grant date fair value	$46.05	$30.28	$41.63

401(k) Plan
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21 and matches 100% of the first 6% of employee contributions. The amount charged to expense for the Company’s contributions to the plan was $4.9 million, $3.8 million and $3.2 million for 2021, 2020, and 2019, respectively.

Deferred Compensation Plan
The Company’s Nonqualified Deferred Compensation Plan permits certain executives to participate and defer up to 25% of their base salary and/or up to 100% of their eligible bonus for a plan year. Participants make an irrevocable election when they elect to participate for a plan year to receive the vested account balance following their retirement date, or at a future date not less than five years after the beginning of the plan year. At December 31, 2021, the Company had a liability of $5.0 million related to the Deferred Compensation Plan.

NOTE 17 - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

	Year ended December 31,
($ in thousands)	2021	2020	2019
Current:
Federal	$29,835	$25,132	$15,470
State and local	5,198	5,009	2,027
Total current	35,033	30,141	17,497
Deferred:
Federal	870	(10,651)	4,262
State and local	(325)	(1,927)	1,538
Total deferred	545	(12,578)	5,800
Total income tax expense	$35,578	$17,563	$23,297

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate in 2021, 2020, and 2019 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Year ended December 31,
($ in thousands)	2021	2020	2019
Income tax expense at statutory rate	$35,413	$19,309	$24,368
Increase (reduction) in income tax resulting from:
Tax-exempt interest income, net	(3,198)	(2,010)	(962)
State and local income taxes, net	4,936	3,254	2,816
Bank-owned life insurance, net	(713)	(778)	(628)
Non-deductible expenses	1,090	637	749
Tax benefit of low-income housing tax credit ("LIHTC") investments, net	(132)	(444)	(278)
Excess tax benefits	146	(175)	(526)
Federal tax credits	(1,136)	(1,327)	(913)
Non-taxable donation to charitable foundation	(263)	—	(420)
Other, net	(565)	(903)	(909)
Total income tax expense	$35,578	$17,563	$23,297

The net amount recognized as a component of tax expense for tax credits, other tax benefits, and amortization from LIHTC investments recognized per the table above was $0.1 million for the year ended December 31, 2021. The net amount recognized as a benefit component of income tax expense per the table above was $0.4 million for the year ended December 31, 2020, and $0.3 million for the year ended December 31, 2019. As of December 31, 2021 and 2020, the carrying value of the investments related to low-income housing tax credits was $7.6 million and $4.2 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments.

A net deferred income tax asset of $40.9 million and $29.8 million is included in other assets in the consolidated balance sheets at December 31, 2021 and 2020, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Year ended December 31,
($ in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$36,550	$34,031
Loans held-for-sale	6,971	8,058
Other real estate	305	896
Deferred compensation	2,704	2,585
Accrued compensation	5,881	5,391
Net operating losses and tax credits	6,061	6,460
Other deferred tax assets	5,671	3,086
Total deferred tax assets	64,143	60,507

Deferred tax liabilities:
Acquired loans	1,709	3,413
Unrealized gains on securities	6,171	12,189
Intangible assets	8,789	7,800
Other deferred tax liabilities	3,754	4,369
Total deferred tax liabilities	20,423	27,771
Net deferred tax asset before valuation allowance	43,720	32,736
Less: valuation allowance	2,830	2,932
Net deferred tax asset	$40,890	$29,804

As part of the Trinity Capital Corporation acquisition in 2019, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. Net operating losses originated in the years 2012, 2014-2017, and 2019 and will expire in the years between 2032-2037. Tax credit carryforwards originated in years 2010-2015 and will expire in the years between 2030-2035.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. In 2019, as part of the Trinity Capital Corporation acquisition, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. The company determined it was more likely than not that some of the assets would not be realized. As such, the company has a valuation allowance recorded of $2.8 million and $2.9 million as of December 31, 2021 and 2020, respectively.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in thirty states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2017, with the exception of 2016 being an open year by one state taxing authority. Net operating losses generated prior to 2016 that are utilized going forward would still be subject to examination.

As of December 31, 2021, the gross amount of unrecognized tax benefits was $2.7 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.5 million. As of December 31, 2020 and 2019, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $3.1 million and $1.1 million, respectively. The Company believes it is reasonably possible the gross amount of unrecognized benefits will be reduced by approximately $0.4 million as a result of a lapse of statute of limitations in the next 12 months. The Company is under audit by the state of Missouri, and while the Company has concluded it has adequately provided for uncertain tax positions, the outcome of such audits are always uncertain and could result in additional tax expense, though immaterial.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amount accrued for interest and penalties was $0.5 million as of December 31, 2021, $0.9 million for 2020 and was not significant for 2019.

The activity in the gross liability for unrecognized tax benefits was as follows:

($ in thousands)	2021	2020	2019
Balance at beginning of year	$3,157	$1,497	$1,301
Additions based on tax positions related to the current year	563	395	401
Additions for tax positions of prior years	436	1,556	62
Settlements for tax positions of prior years	(1,289)	—	—
Settlements or lapse of statute of limitations	(170)	(291)	(267)
Balance at end of year	$2,697	$3,157	$1,497

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

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2021, and December 31, 2020, are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Commitments to extend credit	$2,481,173	$1,946,068
Letters of credit	77,314	50,971
State tax credits	18,118	24,473
Limited partnership commitments	21,553	23,400

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2021 and December 31, 2020. Other liabilities include approximately $7.6 million for an allowance for credit losses attributable to unadvanced commitments at December 31, 2021.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2021, and December 31, 2020, $238.7 million and $160.6 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from 1 month to 11 years at December 31, 2021.

The Company also has off-balance sheet commitments for purchases of state tax credits and commitments for various capital raises for SBICs.

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2021
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$173,511	$—	$173,511
Obligations of states and political subdivisions	—	575,084	—	575,084
Residential mortgage-backed securities	—	513,859	—	513,859
Corporate debt securities	—	12,382	—	12,382
U.S. Treasury Bills	—	91,170	—	91,170
Total securities available-for-sale	—	1,366,006	—	1,366,006
Other investments	—	3,012	—	3,012
Derivative financial instruments	—	12,869	—	12,869
Total assets	$—	$1,381,887	$—	$1,381,887

Liabilities
Derivative financial instruments	$—	$15,794	$—	$15,794
Total liabilities	$—	$15,794	$—	$15,794

	December 31, 2020
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$15,161	$—	$15,161
Obligations of states and political subdivisions	—	344,232	—	344,232
Residential mortgage-backed securities	—	526,572	—	526,572
Corporate debt securities	—	14,998	—	14,998
U.S. Treasury Bills	—	11,466	—	11,466
Total securities available-for-sale	—	912,429	—	912,429
Derivative financial instruments	—	28,703	—	28,703
Total assets	$—	$941,132	$—	$941,132

Liabilities
Derivative financial instruments	$—	$34,967	$—	$34,967
Total liabilities	$—	$34,967	$—	$34,967

•Securities available-for-sale. Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions at the security level. Changes in fair value are recognized through accumulated other comprehensive income.

•Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third-party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets. Changes in the fair value of client-related derivative instruments are recognized through net income. For the years ended December 31, 2021 and 2020, the gains and losses substantially offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

Fair value on a non-recurring basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

•Impaired loans. On a quarterly basis, fair value adjustments are recorded as necessary on impaired loans to account for (1) partial write-downs based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. In addition, the Company may adjust the valuations based on other relevant market conditions or information. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in Level 3 of the valuation hierarchy.

•Other real estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party appraisals of each property and the Company’s judgment of other relevant market conditions. These are considered Level 3 inputs.

•Loan servicing asset. The loan servicing asset is included in Other assets on the Company’s consolidated balance sheets and assessed for impairment on a quarterly basis. Market-based cash flow modeling and discounting models specific to the SBA industry are provided by a third-party valuation service and are considered Level 2 inputs.

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.

	December 31, 2021
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2021
Impaired loans	$6,406	$—	$—	$6,406	$3,500
Other real estate	632	—	—	632	29
Loan servicing asset	3,146		$3,146	$—	$156
Total	$10,184	$—	$3,146	$7,038	$3,685

	December 31, 2020
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2020
Impaired loans	$1,247	$—	$—	$1,247	$4,486
Other real estate	3,600	—	—	3,600	1,000
Total	$4,847	$—	$—	$4,847	$5,486
(1) The amounts represent balances measured at fair value during the period and still held as of the reporting date.

Carrying amount and fair value at December 31, 2021 and 2020
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2021 and 2020. This summary excludes certain financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis disclosed above. Financial instruments for which carrying values approximate fair value include cash and due from banks, federal funds sold, interest bearing deposits, accrued interest receivable/payable, demand, savings and money market deposits.

	December 31, 2021			December 31, 2020
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity	$429,681	$434,672	Level 2	$487,610	$501,523	Level 2
Other investments	56,884	56,884	Level 2	48,764	48,764	Level 2
Loans held-for-sale	6,389	6,389	Level 2	13,564	13,564	Level 2
Loans, net	8,872,601	8,869,891	Level 3	7,088,264	7,067,562	Level 3
State tax credits, held-for-sale	27,994	30,686	Level 3	36,853	39,925	Level 3
Servicing asset	6,714	6,714	Level 2	5,721	5,721	Level 2

Balance sheet liabilities
Certificates of deposit	$608,293	$606,177	Level 3	$550,095	$553,946	Level 3
Subordinated debentures and notes	154,899	155,972	Level 2	203,637	192,889	Level 2
FHLB advances	50,000	51,527	Level 2	50,000	51,871	Level 2
Other borrowings	353,863	353,863	Level 2	301,081	301,081	Level 2

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Changing real estate values, illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, these estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates are based on existing on-balance and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
($ in thousands)	2021	2020
Assets
Cash	$94,760	$75,475
Investment in Bank	1,568,796	1,200,689
Investment in nonbank subsidiaries	14,302	9,778
Other assets	33,847	35,108
Total assets	$1,711,705	$1,321,050

Liabilities and Shareholders’ Equity
Subordinated debentures and notes	$154,899	$203,637
Notes payable	22,857	30,000
Accounts payable and other liabilities	4,833	8,439
Shareholders' equity	1,529,116	1,078,974
Total liabilities and shareholders' equity	$1,711,705	$1,321,050

Condensed Statements of Operations

	Year ended December 31,
($ in thousands)	2021	2020	2019
Income:
Dividends from Bank	$95,000	$37,000	$60,000
Dividends from nonbank subsidiaries	2,000	1,400	1,500
Other	3,600	483	663
Total income	100,600	38,883	62,163

Expenses:
Interest expense	11,406	10,590	8,689
Other expenses	11,037	6,946	6,936
Total expenses	22,443	17,536	15,625

Income before taxes and equity in undistributed earnings of subsidiaries	78,157	21,347	46,538

Income tax benefit	3,710	3,448	3,478

Net income before equity in undistributed earnings of subsidiaries	81,867	24,795	50,016

Equity in undistributed earnings of subsidiaries	51,188	49,589	42,723
Net income	$133,055	$74,384	$92,739

Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$133,055	$74,384	$92,739
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	6,017	4,178	4,032
Net income of subsidiaries	(148,188)	(87,989)	(104,223)
Dividends from subsidiaries	97,000	38,400	61,500
Other, net	(16)	3,588	(1,063)
Net cash provided by operating activities	87,868	32,561	52,985

Cash flows from investing activities:
Proceeds (cash paid) for acquisitions, net of cash acquired	2,346	(1,243)	(36,015)
Purchases of other investments	(2,204)	(1,166)	(2,634)
Proceeds from distributions on other investments	2,656	765	1,271
Net cash provided by (used in) investing activities	2,798	(1,644)	(37,378)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	—	61,953	—
Payments for the redemption of subordinated notes	(50,000)	—	—
Proceeds from notes payable	—	—	1,000
Repayments of notes payable	—	—	(3,000)
Proceeds from issuance of long-term debt	—	—	40,000
Repayment of long-term debt	(7,143)	(4,286)	(5,714)
Cash dividends paid	(26,153)	(19,795)	(16,569)
Payments for the repurchase of common stock	(60,589)	(15,347)	(15,526)
Proceeds from issuance of preferred stock	71,988	—	—
Other	516	78	(212)
Net cash provided by (used in) financing activities	(71,381)	22,603	(21)

Net increase in cash and cash equivalents	19,285	53,520	15,586
Cash and cash equivalents, beginning of year	75,475	21,955	6,369
Cash and cash equivalents, end of year	$94,760	$75,475	$21,955

Supplemental disclosures of cash flow information:
Noncash transactions:
Common shares issued in connection with acquisitions	$343,650	$167,035	$171,885

NOTE 21 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents miscellaneous income and other expense components that exceed one percent of the aggregate of total interest income and other income in one or more of the periods indicated:

	Year ended December 31,
($ in thousands)	2021	2020	2019
Miscellaneous income:
Community development fees	$5,491	$3,353	$889
Other miscellaneous income	16,657	13,609	11,007
Total miscellaneous income	$22,148	$16,962	$11,896

Other expense:
Amortization expense	$5,691	$5,673	$5,543
Banking expenses	6,123	4,921	5,258
Customer analysis expense	12,104	1,246	—
FDIC and other insurance	5,789	3,897	2,380
Loan, legal expenses	7,130	4,003	3,526
Meals and entertainment	1,253	742	3,670
Outside services	4,992	4,961	4,335
Other expenses	19,593	18,807	17,119
Total other noninterest expenses	$62,675	$44,250	$41,831

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2021.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.

Governance:
The Company has adopted a Code of Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.enterprisebank.com.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2021.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	477,686	$43.80	1,301,150
Equity compensation plans not approved by security holders	—	—	—
Total	477,686	$43.80	1,301,150

(a)  Includes the following:
•181,657 shares of common stock to be issued upon vesting of outstanding restricted stock units under the 2018 Stock Incentive Plan;
•169,244 shares of common stock to be issued upon vesting of outstanding performance units under the 2018 Stock Incentive Plan;
•112,927 shares of common stock to be issued upon exercise of outstanding non-qualified stock options; and
•22,300 shares of common stock to be issued upon deferral release of common stock under the 2018 Stock Incentive Plan and the Non-Management Director Stock Plan.

(b) Includes the following:
•price only applicable to the outstanding non-qualified stock options.

(c)  Includes the following:
•670,326 shares of common stock available for issuance under the 2018 Stock Incentive Plan;
•73,618 shares of common stock available for issuance under the Non-Management Director Stock Plan; and
•571,064 shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan.

Additional information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)    1. Financial Statements

The following consolidated financial statements of Enterprise Financial Services Corp and its subsidiaries and independent auditors’ reports are included in Part II, Item 8, of this Form 10-K and are incorporated by reference from Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements

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

2.3    Agreement and Plan of Merger, dated April 26, 2021 by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, First Choice Bancorp and First Choice Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 20210 (File No. 001-15373)).

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

3.6    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2014 (File No. 001-15373)).

3.7    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q filed on July 26, 2019 (File No. 001-15373)).

3.8    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Appendix C to Registrant’s Registration Statement on Form S-4/A filed on June 2, 2021 (File No. 333-256265)).

3.9    Certificate of Designations of Registrant for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated December 17, 2008 (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on December 23, 2008 (File No. 001-15373)).

3.10    Certificate of Elimination of Registrant’s Certificate of Designation, Preferences, and Rights of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated November 9, 2021 (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 9, 2021 (File No. 001-15373)).

3.11    Certificate of Designation of Registrant of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated November 16, 2021 (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 17, 2021 (File No. 001-15373)).

3.12    Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on June 12, 2015 (File No. 001-15373)).

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

10.1.14*    Form of Enterprise Financial Services Corp Stock Option Award Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1.14 to Registrant’s Annual Report on Form 10-K filed on February 19, 2021 (File No. 001-15373)).

10.1.15*    Enterprise Financial Services Corp. Amendment to the Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Schedule 14A, filed on March 17, 2021 (File No. 001-15373)).

10.2    Form of Voting Agreements, dated November 1, 2018, between Enterprise Financial Services Corp and shareholders of Trinity Capital Corporation (incorporated herein by reference to Exhibit A to

Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 2, 2018 (File No. 001-15373)).

10.3    Loan Agreement dated February 24, 2016 between US Bank National Association and Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the year ended December 31, 2015 (File No. 001-15373)), amended by the First Amendment to Loan Agreement dated as of February 23, 2017 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2016 (File No. 001-15373)), amended by the Second Amendment to Loan agreement dated as of February 23, 2018 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2017 (File No. 001-15373)),amended by the Third Amendment to Loan agreement dated as of February 22, 2019 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the year ended December 31, 2018 (File No. 001-15373)), amended by the Fourth Amendment to Loan agreement dated as of February 22, 2020, (incorporated herein by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K filed on February 22, 2020 (File No. 001-15373)), amended by the Fifth Amendment to Loan Agreement dated as of February 22, 2021, and amended by the Sixth Amendment to Loan Agreement dated as of February 22, 2022, (filed herewith).

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

31.1+    Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2+    Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1+    Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2+    Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101+    Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and (vi) Notes to Consolidated Financial Statements.

104+    The cover page of Enterprise Financial Services Corp’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101).

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

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

Signatures	Title
/s/ James B. Lally	Chief Executive Officer and Director (Principal Executive Officer)
James B. Lally

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Troy R. Dumlao	Chief Accounting Officer (Principal Accounting Officer)
Troy R. Dumlao

/s/ John S. Eulich*
John S. Eulich	Chairman of the Board of Directors

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Peter H. Hui*
Peter H. Hui	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ Richard M. Sanborn*
Richard M. Sanborn	Director

/s/ Anthony R. Scavuzzo*
Anthony R. Scavuzzo	Director

/s/ Eloise E. Schmitz*
Eloise E. Schmitz	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director
*By: /s/ Keene S. Turner
Keene S. Turner
Attorney-In-Fact
February 25, 2022