Form 10-Q
period 2022-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2022-04-29
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022.

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

As of April 27, 2022, the Registrant had 37,241,812 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	FCBP	First Choice Bancorp
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	LIBOR	London Interbank Offered Rate
CECL	Current Expected Credit Loss	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company	Enterprise Financial Services Corp	NIM	Net Interest Margin
CRE	Commercial Real Estate	PCD	Purchased Credit Deteriorated
EFSC	Enterprise Financial Services Corp	PPP	Paycheck Protection Program
Enterprise	Enterprise Financial Services Corp	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FCB	First Choice Bank

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$252,706	$209,177
Federal funds sold	224	1,356
Interest-earning deposits (including $135 and $14,595 pledged as collateral, respectively)	1,728,390	1,811,156
Total cash and cash equivalents	1,981,320	2,021,689
Interest-earning deposits greater than 90 days	7,094	6,996
Securities available-for-sale	1,392,444	1,366,006
Securities held-to-maturity, net	541,039	429,681
Loans held-for-sale	4,270	6,389
Loans	9,056,073	9,017,642
Allowance for credit losses on loans	(139,212)	(145,041)
Total loans, net	8,916,861	8,872,601
Other investments	60,444	59,896
Fixed assets, net	46,900	47,915
Goodwill	365,164	365,164
Intangible assets, net	20,855	22,286
Other assets	370,378	338,735
Total assets	$13,706,769	$13,537,358

Liabilities and Shareholders' Equity
Noninterest-bearing deposit accounts	$4,881,043	$4,578,436
Interest-bearing transaction accounts	2,547,482	2,465,884
Money market accounts	2,794,536	2,890,976
Savings accounts	883,599	800,210
Certificates of deposit:
Brokered	129,017	128,970
Other	468,458	479,323
Total deposits	11,704,135	11,343,799
Subordinated debentures and notes	155,031	154,899
FHLB advances	50,000	50,000
Other borrowings	228,846	353,863
Other liabilities	95,580	105,681
Total liabilities	$12,233,592	$12,008,242

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 39,496,569 and 39,799,615 shares issued, respectively	395	398
Treasury stock, at cost; 1,980,093 shares	(73,528)	(73,528)
Additional paid in capital	1,010,446	1,018,799
Retained earnings	523,136	492,682
Accumulated other comprehensive (loss) income	(59,260)	18,777
Total shareholders' equity	1,473,177	1,529,116
Total liabilities and shareholders' equity	$13,706,769	$13,537,358
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Interest income:
Loans	$96,123	$76,973
Debt securities:
Taxable	5,351	4,540
Nontaxable	3,942	3,079
Interest-earning deposits	817	189
Dividends on equity securities	348	179
Total interest income	106,581	84,960
Interest expense:
Deposits	2,859	2,663
Subordinated debentures and notes	2,220	2,819
FHLB advances	195	195
Other borrowings	142	160
Total interest expense	5,416	5,837
Net interest income	101,165	79,123
Provision (benefit) for credit losses	(4,068)	46
Net interest income after provision for credit losses	105,233	79,077
Noninterest income:
Deposit service charges	4,163	3,084
Wealth management revenue	2,622	2,483
Card services revenue	3,040	2,496
Tax credit income (expense)	2,608	(1,041)
Other income	6,208	4,268
Total noninterest income	18,641	11,290
Noninterest expense:
Employee compensation and benefits	35,827	29,562
Occupancy	4,586	3,751
Data processing	3,260	2,890
Professional fees	1,177	988
Merger-related expenses	—	3,142
Other expense	17,950	12,551
Total noninterest expense	62,800	52,884

Income before income tax expense	61,074	37,483
Income tax expense	13,381	7,557
Net income	$47,693	$29,926
Dividends on preferred stock	1,229	—
Net income available to common shareholders	$46,464	$29,926

Earnings per common share
Basic	$1.23	$0.96
Diluted	1.23	0.96
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
Net income	$47,693	$29,926
Other comprehensive income (loss), after-tax:
Change in unrealized loss on available-for-sale debt securities	(79,353)	(10,920)
Reclassification of gain on held-to-maturity securities	(704)	(1,149)
Change in unrealized gain on cash flow hedges arising during the period	1,751	847
Reclassification of loss on cash flow hedges	269	279
Total other comprehensive loss, after-tax	(78,037)	(10,943)
Comprehensive (loss) income	$(30,344)	$18,983

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2022
($ in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2021	$71,988	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income	—	—	—	—	47,693	—	47,693
Other comprehensive loss	—	—	—	—	—	(78,037)	(78,037)
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(7,915)	—	(7,915)
Cash dividends paid on preferred shares, $16.389 per share		—	—	—	(1,229)	—	(1,229)
Repurchase of common shares, 351,090	—	(4)	—	(9,457)	(7,513)	—	(16,974)
Issuance under equity compensation plans, 48,044 shares, net	—	1	—	(582)	(582)	—	(1,163)
Share-based compensation	—	—	—	1,686	—	—	1,686
Balance at March 31, 2022	$71,988	$395	$(73,528)	$1,010,446	$523,136	$(59,260)	$1,473,177

Three months ended March 31, 2021
($ in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2020	$—	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income	—	—	—	—	29,926	—	29,926
Other comprehensive loss	—	—	—	—	—	(10,943)	(10,943)
Cash dividends paid on common shares, $0.18 per share	—	—	—	—	(5,627)	—	(5,627)
Issuance under equity compensation plans, 48,970 shares, net	—	—	—	(1,109)	—	—	(1,109)
Share-based compensation	—	—	—	1,275	—	—	1,275
Balance at March 31, 2021	$—	$332	$(73,528)	$698,005	$441,511	$26,177	$1,092,497
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands, except share data)	2022	2021
Cash flows from operating activities:
Net income	$47,693	$29,926
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,472	1,581
Provision (benefit) for credit losses	(4,068)	46
Deferred income taxes	5,248	3,834
Net amortization of debt securities	1,625	1,937
Net amortization (accretion) on loan discount/premiums	429	(736)
Amortization of intangible assets	1,429	1,415
Amortization of servicing assets	648	165
Mortgage loans originated-for-sale	(27,811)	(49,065)
Proceeds from mortgage loans sold	29,636	52,908
Gain on:
Sale of other real estate	(19)	(47)
Sale of state tax credits	(9)	(326)
Share-based compensation	1,686	1,275
Changes in other assets and liabilities, net	(8,076)	(46,588)
Net cash provided by (used in) operating activities	49,883	(3,675)
Cash flows from investing activities:
Net increase in loans	(39,536)	(69,907)
Proceeds received from:
Paydown or maturity of debt securities, available-for-sale	63,506	69,953
Paydown or maturity of debt securities, held-to-maturity	5,097	18,220
Redemption of other investments	1,248	752
Sale of state tax credits held for sale	261	1,632
Sale of other real estate	1,419	450
Settlement of bank-owned life insurance policies	534	—
Payments for the purchase of:
Available-for-sale debt securities	(313,875)	(118,791)
Held-to-maturity debt securities	(1,120)	—
Other investments	(8,154)	(3,660)
State tax credits held for sale	(7,212)	—
Fixed assets	(457)	(489)
Net cash used in investing activities	(298,289)	(101,840)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	302,607	198,389
Net increase in interest-bearing deposit accounts	57,729	331,666
Repayments of notes payable	(1,429)	(2,857)
Net decrease in other borrowings	(123,589)	(68,835)
Repurchase of common stock	(16,974)	—
Cash dividends paid on common stock	(7,915)	(5,627)
Cash dividends paid on preferred stock	(1,229)	—
Taxes paid in net settlement of equity awards	(1,163)	(1,109)
Net cash provided by financing activities	208,037	451,627
Net (decrease) increase in cash and cash equivalents	(40,369)	346,112
Cash and cash equivalents, beginning of period	2,021,689	537,703
Cash and cash equivalents, end of period	$1,981,320	$883,815
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,725	$4,836
Income taxes	979	30,167
Noncash investing and financing transactions:
Transfer to other real estate owned in settlement of loans	$—	$1,236
Right-of-use assets obtained in exchange for lease obligations	4,178	—
Transfer of securities from available-for-sale to held-to-maturity	116,927	—

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

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Accounting Pronouncements

FASB ASU 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). ASU 2021-01 was issued in January 2021 and provided optional expedients and exceptions in ASC 848 to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update were effective immediately upon issuance and did not have a material effect on the consolidated financial statements.

FASB ASU 2022-02, Financial Instruments–Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 was issued in March 2022 and eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update will be effective for fiscal years beginning after December 15, 2022 for entities that have adopted the amendments in ASU 2016-13, Financial Instruments–Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The Company is evaluating the additional disclosure requirements and does not expect them to have a material effect on the consolidated financial statements.

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

Any incremental direct costs incurred to transact the sale are allocated against the gain or loss on the sale. These costs typically include items such as legal fees, title transfer fees, broker fees, etc. Any goodwill and intangible assets associated with the portion of the reporting unit to be disposed of is included in the carrying amount of the business in determining the gain or loss on the sale.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Net income available to common shareholders	$46,464	$29,926

Weighted average common shares outstanding	37,788	31,247
Additional dilutive common stock equivalents	70	59
Weighted average diluted common shares outstanding	37,858	31,306

Basic earnings per common share:	$1.23	$0.96
Diluted earnings per common share:	1.23	0.96

For the three months ended March 31, 2022 common stock equivalents of approximately 276,000 were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 222,000 common stock equivalents excluded in the prior year period.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$247,906	$—	$(12,322)	$235,584
Obligations of states and political subdivisions	508,912	61	(59,615)	449,358
Agency mortgage-backed securities	607,080	1,034	(27,918)	580,196
U.S. Treasury bills	116,100	77	(596)	115,581
Corporate debt securities	11,750	91	(116)	11,725
Total securities available for sale	$1,491,748	$1,263	$(100,567)	$1,392,444
Held-to-maturity securities:
Obligations of states and political subdivisions	$352,799	$10	$(40,625)	$312,184
Agency mortgage-backed securities	63,281	—	(2,970)	60,311
Corporate debt securities	125,517	123	(4,793)	120,847
Total securities held-to-maturity	$541,597	$133	$(48,388)	$493,342
Allowance for credit losses	(558)
Total securities held-to-maturity, net	$541,039

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$175,409	$3	$(1,901)	$173,511
Obligations of states and political subdivisions	571,587	5,907	(2,410)	575,084
Agency mortgage-backed securities	509,243	8,485	(3,869)	513,859
U.S. Treasury Bills	90,971	220	(21)	91,170
Corporate debt securities	11,750	632	—	12,382
Total securities available for sale	$1,358,960	$15,247	$(8,201)	$1,366,006
Held-to-maturity securities:
Obligations of states and political subdivisions	$236,379	$1,794	$(730)	$237,443
Agency mortgage-backed securities	68,105	940	(666)	68,379
Corporate debt securities	125,811	3,039	—	128,850
Total securities held to maturity	$430,295	$5,773	$(1,396)	$434,672
Allowance for credit losses	(614)
Total securities held-to-maturity, net	$429,681

During the three months ended March 31, 2022, the Company transferred $116.9 million of securities from available-for-sale to held-to-maturity. The Company believes the held-to-maturity category is consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. The balance of held-to-maturity securities in the “Amortized cost” column in the table above includes a cumulative net unamortized unrealized gain of $20.3 million and $21.0 million at March 31, 2022 and December 31, 2021, respectively. Such amounts are amortized over the remaining life of the securities.

At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $581.4 million and $752.7 million at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$91,716	$91,680	$888	$891
Due after one year through five years	245,541	234,843	18,315	17,994
Due after five years through ten years	54,940	52,433	150,791	144,456
Due after ten years	492,471	433,292	308,322	269,690
Agency mortgage-backed securities	607,080	580,196	63,281	60,311
	$1,491,748	$1,392,444	$541,597	$493,342

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	March 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$208,467	$11,431	$11,109	$891	$219,576	$12,322
Obligations of states and political subdivisions	425,420	55,979	17,224	3,636	442,644	59,615
Agency mortgage-backed securities	405,833	22,383	47,576	5,535	453,409	27,918
U.S. Treasury bills	105,513	596	—	—	105,513	596
Corporate debt securities	9,634	116	—	—	9,634	116
	$1,154,867	$90,505	$75,909	$10,062	$1,230,776	$100,567

	December 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$163,634	$1,775	$4,874	$126	$168,508	$1,901
Obligations of states and political subdivisions	242,188	2,361	1,776	49	243,964	2,410
Agency mortgage-backed securities	259,047	3,685	6,467	184	265,514	3,869
U.S. Treasury bills	60,961	21	—	—	60,961	21
	$725,830	$7,842	$13,117	$359	$738,947	$8,201

The unrealized losses at both March 31, 2022 and December 31, 2021 were primarily attributable to changes in market interest rates after the securities were purchased. At each of March 31, 2022 and December 31, 2021, the Company had not recorded an ACL on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $4.1 million and $3.4 million at March 31, 2022 and December 31 2021, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.6 million at March 31, 2022 and December 31, 2021.

There were no sales of available-for-sale investment securities during the three months ended March 31, 2022 or 2021.

Other Investments

At March 31, 2022 and December 31, 2021, other investments totaled $60.4 million and $59.9 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $12.0 million and $12.1 million at March 31, 2022 and December 31, 2021, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in SBICs, CDFIs, private equity investments, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

(in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$3,400,574	$3,396,590
Real estate:
Commercial - investor owned	2,184,126	2,141,143
Commercial - owner occupied	2,094,012	2,035,785
Construction and land development	702,630	734,073
Residential	432,639	454,052
Total real estate loans	5,413,407	5,365,053
Other	250,433	265,137
Loans, before unearned loan fees	9,064,414	9,026,780
Unearned loan fees, net	(8,341)	(9,138)
Loans, including unearned loan fees	$9,056,073	$9,017,642

PPP loans totaled $136.0 million at March 31, 2022, or $134.1 million net of deferred fees of $1.9 million. The loan balance at March 31, 2022 includes a net premium on acquired loans of $11.5 million. At March 31, 2022 loans of $2.9 billion were pledged to FHLB and the Federal Reserve Bank.

PPP loans totaled $276.2 million at December 31, 2021, or $272.0 million net of deferred fees of $4.2 million. The loan balance includes a net premium on acquired loans of $11.9 million at December 31, 2021. At December 31, 2021 loans of $2.5 billion were pledged to FHLB and the Federal Reserve Bank.

Accrued interest receivable totaled $29.6 million and $30.6 million at March 31, 2022 and December 31, 2021, respectively, and was reported in Other Assets on the consolidated balance sheets.

A summary of the activity in the ACL on loans by category for the three months ended March 31, 2022 and 2021 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2021	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision for credit losses	(1,481)	121	(582)	(1,574)	(456)	(336)	(4,308)
Charge-offs	(2,159)	—	(180)	—	(887)	(86)	(3,312)
Recoveries	790	196	240	21	525	19	1,791
Balance at March 31, 2022	$60,975	$36,194	$17,038	$12,983	$7,109	$4,913	$139,212

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Provision for credit losses	541	3,381	3,226	(7,091)	(152)	598	503
Charge-offs	(3,739)	(2,372)	(28)	—	(271)	(64)	(6,474)
Recoveries	327	34	9	235	143	79	827
Balance at March 31, 2021	$55,941	$33,105	$20,219	$14,557	$4,305	$3,400	$131,527

The ACL on sponsor finance loans, which is included in the categories above, represented $19.1 million and $18.2 million, respectively, as of March 31, 2022 and December 30, 2021.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $14.7 million to the ACL over the baseline model. These forecasts incorporate an expectation that government stimulus will decline, the Federal Reserve will wind down quantitative easing and continue raising the federal funds rate, that the pandemic will begin to slowly recede, and that the Russia-Ukraine military conflict will have a limited disruption on the economy. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, including the hospitality sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines from another significant wave of COVID, continued or worsening supply-chain disruptions, labor shortages and declines in job growth, or a tightening of financial market conditions.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the discounted cash flow (DCF) model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At March 31, 2022, the ACL on loans included a qualitative adjustment of approximately $41.0 million. Of this amount, approximately $7.0 million was allocated to Sponsor Finance loans due to their unsecured nature.

The following tables present the recorded investment in nonperforming loans by category:

	March 31, 2022
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$13,721	$2,663	$13	$16,397	$1,699
Real estate:
Commercial - investor owned	1,565	—	—	1,565	1,364
Commercial - owner occupied	2,075	—	—	2,075	1,786
Residential	1,027	75	—	1,102	1,027
Other	10	—	11	21	—
Total	$18,398	$2,738	$24	$21,160	$5,876

	December 31, 2021
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$17,052	$2,783	$1,703	$21,538	$5,685
Real estate:
Commercial - investor owned	1,575	—	—	1,575	168
Commercial - owner occupied	2,839	—	—	2,839	2,550
Residential	1,971	76	1	2,048	1,348
Other	12	—	12	24	—
Total	$23,449	$2,859	$1,716	$28,024	$9,751

The total nonperforming loan balances at March 31, 2022 and December 31, 2021 exclude government guaranteed balances of $4.0 million and $6.5 million, respectively.

No interest income was recognized on nonaccrual loans during the three months ended March 31, 2022 or 2021.

The amortized cost basis of collateral-dependent nonperforming loans by class of loan is presented for the periods indicated:

	March 31, 2022
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$4,271	$79	$5,064
Real estate:
Commercial - investor owned	165	1,200	—
Commercial - owner occupied	2,049	26	—
Residential	—	1,102	—
Other	—	—	—
Total	$6,485	$2,407	$5,064

	December 31, 2021
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$4,271	$209	$9,312
Real estate:
Commercial - investor owned	169	1,200	—
Commercial - owner occupied	2,807	32	—
Residential	—	2,048	—
Other	—	—	—
Total	$7,247	$3,489	$9,312

There were no loans restructured during the three months ended March 31, 2022 or 2021.

No troubled debt restructurings subsequently defaulted during the three months ended March 31, 2022 or 2021.

The aging of the recorded investment in past due loans by class is presented for the periods indicated.

	March 31, 2022
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,086	$5,204	$8,290	$3,390,433	$3,398,723
Real estate:
Commercial - investor owned	1,461	1,565	3,026	2,181,100	2,184,126
Commercial - owner occupied	4,692	1,698	6,390	2,087,622	2,094,012
Construction and land development	2,680	—	2,680	699,950	702,630
Residential	3,534	454	3,988	428,651	432,639
Other	35	10	45	243,898	243,943
Total	$15,488	$8,931	$24,419	$9,031,654	$9,056,073

	December 31, 2021
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$24,447	$14,158	$38,605	$3,353,770	$3,392,375
Real estate:
Commercial - investor owned	3,880	—	3,880	2,137,263	2,141,143
Commercial - owner occupied	10,070	289	10,359	2,025,426	2,035,785
Construction and land development	24	—	24	734,049	734,073
Residential	3,181	1,305	4,486	449,566	454,052
Other	37	11	48	260,166	260,214
Total	$41,639	$15,763	$57,402	$8,960,240	$9,017,642

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

The recorded investment by risk category of loans by class and year of origination is presented in the following tables as of the dates indicated:

	March 31, 2022
	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$424,229	$1,011,220	$404,515	$268,244	$85,451	$174,346	$1,500	$812,823	$3,182,328
Watch (7)	20,941	28,450	16,364	2,060	9,312	10,728	—	78,321	166,176
Classified (8-9)	6,231	7,950	2,144	3,840	1,585	3,416	—	10,383	35,549
Total Commercial and industrial	$451,401	$1,047,620	$423,023	$274,144	$96,348	$188,490	$1,500	$901,527	$3,384,053

Commercial real estate-investor owned
Pass (1-6)	$200,862	$617,625	$429,282	$321,521	$149,180	$303,994	$2,047	$47,800	$2,072,311
Watch (7)	937	20,600	31,411	18,304	79	27,153	—	2,062	100,546
Classified (8-9)	—	1,268	3,306	829	798	5,010	—	50	11,261
Total Commercial real estate-investor owned	$201,799	$639,493	$463,999	$340,654	$150,057	$336,157	$2,047	$49,912	$2,184,118

Commercial real estate-owner occupied
Pass (1-6)	$159,921	$599,394	$408,931	$261,247	$144,644	$341,211	$438	$49,568	$1,965,354
Watch (7)	1,800	10,888	16,575	3,925	13,188	18,550	—	390	65,316
Classified (8-9)	423	892	1,808	9,883	16,051	12,082	—	95	41,234
Total Commercial real estate-owner occupied	$162,144	$611,174	$427,314	$275,055	$173,883	$371,843	$438	$50,053	$2,071,904

Construction real estate
Pass (1-6)	$83,014	$321,327	$189,864	$35,507	$23,155	$14,797	$—	$4,079	$671,743
Watch (7)	408	20,751	3,183	60	1,190	2,283	—	—	27,875
Classified (8-9)	—	—	—	12	416	19	—	—	447
Total Construction real estate	$83,422	$342,078	$193,047	$35,579	$24,761	$17,099	$—	$4,079	$700,065

Residential real estate
Pass (1-6)	$13,065	$100,396	$64,873	$20,400	$13,256	$113,869	$5,356	$93,591	$424,806
Watch (7)	36	2,123	1	166	441	1,379	—	137	4,283
Classified (8-9)	126	423	—	57	743	1,863	—	5	3,217
Total residential real estate	$13,227	$102,942	$64,874	$20,623	$14,440	$117,111	$5,356	$93,733	$432,306

Other
Pass (1-6)	$1,551	$101,746	$66,095	$21,453	$22,437	$14,845	$—	$7,521	$235,648
Watch (7)	—	—	—	—	3	2,391	—	5	2,399
Classified (8-9)	—	—	—	8	9	14	1	—	32
Total Other	$1,551	$101,746	$66,095	$21,461	$22,449	$17,250	$1	$7,526	$238,079

Total loans classified by risk category	$913,544	$2,845,053	$1,638,352	$967,516	$481,938	$1,047,950	$9,342	$1,106,830	$9,010,525
Total loans classified by performing status									45,548
Total loans									$9,056,073

	December 31, 2021
	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,180,601	$477,374	$317,869	$132,851	$116,738	$82,846	$11,648	$854,102	$3,174,029
Watch (7)	35,005	17,502	9,404	9,880	12,217	10,979	4,037	53,595	152,619
Classified (8-9)	14,917	3,530	3,840	1,689	2,988	813	787	10,996	39,560
Total Commercial and industrial	$1,230,523	$498,406	$331,113	$144,420	$131,943	$94,638	$16,472	$918,693	$3,366,208

Commercial real estate-investor owned
Pass (1-6)	$651,740	$476,946	$346,245	$146,107	$112,043	$217,808	$3,625	$68,236	$2,022,750
Watch (7)	16,871	35,908	32,755	1,003	502	17,478	300	2,062	106,879
Classified (8-9)	1,376	3,135	835	817	1,159	4,141	—	50	11,513
Total Commercial real estate-investor owned	$669,987	$515,989	$379,835	$147,927	$113,704	$239,427	$3,925	$70,348	$2,141,142

Commercial real estate-owner occupied
Pass (1-6)	$604,975	$423,263	$278,830	$164,210	$140,515	$235,973	$250	$48,349	$1,896,365
Watch (7)	12,825	13,585	4,301	16,774	10,274	15,764	—	300	73,823
Classified (8-9)	2,048	556	9,181	17,016	6,432	6,959	—	—	42,192
Total Commercial real estate-owner occupied	$619,848	$437,404	$292,312	$198,000	$157,221	$258,696	$250	$48,649	$2,012,380

Construction real estate
Pass (1-6)	$310,140	$229,396	$70,531	$35,936	$14,860	$7,180	$568	$2,992	$671,603
Watch (7)	28,947	15,348	60	1,199	11,068	2,330	—	—	58,952
Classified (8-9)	—	—	387	419	—	22	—	—	828
Total Construction real estate	$339,087	$244,744	$70,978	$37,554	$25,928	$9,532	$568	$2,992	$731,383

Residential real estate
Pass (1-6)	$116,352	$66,481	$21,356	$14,841	$24,778	$103,840	$9,980	$87,146	$444,774
Watch (7)	2,425	2	622	1,157	248	1,305	—	79	5,838
Classified (8-9)	414	169	554	—	12	2,024	—	—	3,173
Total residential real estate	$119,191	$66,652	$22,532	$15,998	$25,038	$107,169	$9,980	$87,225	$453,785

Other
Pass (1-6)	$108,209	$68,806	$22,684	$23,145	$6,924	$13,832	$1,500	$9,166	$254,266
Watch (7)	—	—	—	4	—	2,440	—	1	2,445
Classified (8-9)	—	—	10	10	—	16	—	2	38
Total Other	$108,209	$68,806	$22,694	$23,159	$6,924	$16,288	$1,500	$9,169	$256,749

Total loans classified by risk category	$3,086,845	$1,832,001	$1,119,464	$567,058	$460,758	$725,750	$32,695	$1,137,076	$8,961,647
Total loans classified by performing status									55,995
Total loans									$9,017,642

In the tables above, loan originations in 2022 and 2021 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.

The following tables presents the recorded investment on loans based on payment activity as of the periods indicated:

	March 31, 2022
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$14,657	$13	$14,670
Real estate:
Commercial - investor owned	8	—	8
Commercial - owner occupied	22,108	—	22,108
Construction and land development	2,565	—	2,565
Residential	333	—	333
Other	5,853	11	5,864
Total	$45,524	$24	$45,548

	December 31, 2021
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,166	$1	$26,167
Real estate:
Commercial - investor owned	1	—	1
Commercial - owner occupied	23,405	—	23,405
Construction and land development	2,690	—	2,690
Residential	267	—	267
Other	3,453	12	3,465
Total	$55,982	$13	$55,995

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$2,710,183	$2,481,173
Letters of credit	78,568	77,314

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2022, and December 31, 2021, approximately $244.2 million and $238.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $8.4 million and $7.6 million for estimated losses attributable to the unadvanced commitments at March 31, 2022, and December 31, 2021, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2022, the approximate remaining terms of standby letters of credit range from 1 month to 11 years.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates an additional $0.5 million will be reclassified as an increase to interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments:
Interest rate swap	$61,962	$61,962	$—	$—	$212	$2,911

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$922,532	$918,698	$7,771	$12,869	$7,778	$12,883

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

As of March 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$7,771	$—	$7,771	$1,796	$4,150	$1,825

Liabilities:
Interest rate swap	$7,990	$—	$7,990	$1,796	$75	$6,119
Securities sold under agreements to repurchase	207,417	—	207,417	—	207,417	—

As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$12,869	$—	$12,869	$1,033	$—	$11,836

Liabilities:
Interest rate swap	$15,794	$—	$15,794	$1,033	$14,031	$730
Securities sold under agreements to repurchase	331,006	—	331,006	—	331,006	—

As of March 31, 2022, the fair value of derivatives in a net liability position was $5.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.1 million related to derivatives in a net liability position. Furthermore, the Company has received cash collateral from derivative counterparties on contracts that were in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$235,584	$—	$235,584
Obligations of states and political subdivisions	—	449,358	—	449,358
Agency mortgage-backed securities	—	580,196	—	580,196
U.S. Treasury bills	—	115,581	—	115,581
Corporate debt securities	—	11,725	—	11,725
Total securities available for sale	—	1,392,444	—	1,392,444
Other investments	—	2,843	—	2,843
Derivatives	—	7,771	—	7,771
Total assets	$—	$1,403,058	$—	$1,403,058

Liabilities
Derivatives	$—	$7,990	$—	$7,990
Total liabilities	$—	$7,990	$—	$7,990

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$173,511	$—	$173,511
Obligations of states and political subdivisions	—	575,084	—	575,084
Residential mortgage-backed securities	—	513,859	—	513,859
Corporate debt securities	—	12,382	—	12,382
U.S. Treasury bills	—	91,170	—	91,170
Total securities available-for-sale	—	1,366,006	—	1,366,006
Other investments	—	3,012	—	3,012
Derivative financial instruments	—	12,869	—	12,869
Total assets	$—	$1,381,887	$—	$1,381,887

Liabilities
Derivatives	$—	$15,794	$—	$15,794
Total liabilities	$—	$15,794	$—	$15,794

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	March 31, 2022
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonaccrual loans	$3,591	$—	$—	$3,591
Other real estate	674	—	—	674
Loan servicing asset	3,005	—	3,005	—
Total	$7,270	$—	$3,005	$4,265

	December 31, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonaccrual loans	$6,406	$—	$—	$6,406
Other real estate	632	—	—	632
Loan servicing asset	3,146		3,146	—
Total	$10,184	$—	$3,146	$7,038

The following table presents the gains (losses) recorded in relation to assets measured on a nonrecurring basis and still held as of the reporting date.

Three months ended
(in thousands)	March 31, 2022
Nonaccrual loans	$(1,781)
Other real estate	(121)
Loan servicing asset	156
Total	$(1,746)

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	March 31, 2022			December 31, 2021
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$541,039	$493,342	Level 2	$429,681	$434,672	Level 2
Other investments	57,601	57,601	Level 2	56,884	56,884	Level 2
Loans held for sale	4,270	4,270	Level 2	6,389	6,389	Level 2
Loans, net	8,916,861	8,908,849	Level 3	8,872,601	8,869,891	Level 3
State tax credits, held for sale	34,954	34,212	Level 3	27,994	30,686	Level 3
Servicing asset	6,066	6,066	Level 2	6,714	6,714	Level 2

Balance sheet liabilities
Certificates of deposit	$597,475	$587,009	Level 3	$608,293	$606,177	Level 3
Subordinated debentures and notes	155,031	155,408	Level 2	154,899	155,972	Level 2
FHLB advances	50,000	48,627	Level 2	50,000	51,527	Level 2
Other borrowings and notes payable	228,846	228,846	Level 2	353,863	353,863	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income after-tax by component:

Three months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	$(79,353)	$(704)	$2,020	$(78,037)
Transfer from available-for-sale to held-to-maturity	$(197)	$197	$—	$—
Balance, March 31, 2022	$(74,279)	$15,177	$(158)	$(59,260)

Three months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	$(10,920)	$(1,149)	$1,126	$(10,943)
Balance, March 31, 2021	$11,400	$18,159	$(3,382)	$26,177

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended March 31,
	2022			2021
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized loss on available-for-sale debt securities	$(106,087)	$(26,734)	$(79,353)	$(14,541)	$(3,621)	$(10,920)
Reclassification of gain on held-to-maturity securities(b)	(941)	(237)	(704)	(1,530)	(381)	(1,149)
Change in unrealized loss on cash flow hedges arising during the period	2,341	590	1,751	1,128	281	847
Reclassification of loss on cash flow hedges(b)	359	90	269	372	93	279
Total other comprehensive loss	$(104,328)	$(26,291)	$(78,037)	$(14,571)	$(3,628)	$(10,943)

(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents miscellaneous income and other expense components that exceed one percent of the aggregate of total interest income and other income in one or more of the periods indicated:

	Quarter ended March 31,
($ in thousands)	2022	2021
Other income:
Community development fees	$2,166	$172
Gain on sale of mortgages	294	1,191
Other income	3,748	2,905
Total other noninterest income	$6,208	$4,268

Other expense:
Amortization expense	$1,430	$1,415
Banking expense	1,501	1,194
Deposit costs	4,260	2,342
FDIC and other insurance	1,855	963
Loan, legal expenses	1,733	1,583
Outside services	1,262	1,237
Other expense	5,909	3,817
Total other noninterest expense	$17,950	$12,551

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, shareholder value creation and the impact of the First Choice acquisition and other acquisitions. Forward-looking statements are typically identified with the use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue,” “intend,” and the negative and other variations of these terms and similar words and expressions, although some forward-looking statements may be expressed differently. Forward-looking statements are inherently subject to risks and uncertainties and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

The COVID-19 pandemic is continuing to adversely affect us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to: our ability to efficiently integrate acquisitions, including the First Choice acquisition, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting policies and practices or accounting standards; changes in the method of determining LIBOR and the phase-out of LIBOR; natural disasters; war (including the war in Ukraine) or terrorist activities, or pandemics, including the COVID-19 pandemic, and their effects on economic and business environments in which we operate, including the ongoing disruption to the financial market and other economic activity caused by the COVID-19 pandemic; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2021 Annual Report on Form 10-K, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2022 compared to the financial condition as of December 31, 2021. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended March 31, 2022, compared to the linked fourth quarter (“linked quarter”) in 2021 and the results of operations, liquidity and cash flows for the three months ended March 31, 2022 compared to the same period in 2021. In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2021. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

A full description of our critical accounting policies and the impact and any associated risks related to those policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $139.2 million at March 31, 2022 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $4.2 million. Conversely, the allowance would have increased $48.4 million using only the downside scenario.

Executive Summary

The Company closed its acquisition of FCBP on July 21, 2021. The results of operations of FCBP are included in our results from this date forward.

Below are highlights of the Company’s financial performance for the periods indicated.

(in thousands, except per share data)	Three months ended
	March 31, 2022	December 31, 2021	March 31, 2021
EARNINGS
Total interest income	$106,581	$107,641	$84,960
Total interest expense	5,416	5,581	5,837
Net interest income	101,165	102,060	79,123
Provision (benefit) for credit losses	(4,068)	(3,660)	46
Net interest income after provision for credit losses	105,233	105,720	79,077
Total noninterest income	18,641	22,630	11,290
Total noninterest expense	62,800	63,694	52,884
Income before income tax expense	61,074	64,656	37,483
Income tax expense	13,381	13,845	7,557
Net income	$47,693	$50,811	$29,926
Preferred stock dividends	1,229	—	—
Net income available to common shareholders	$46,464	$50,811	$29,926

Basic earnings per share	$1.23	$1.33	$0.96
Diluted earnings per share	$1.23	$1.33	$0.96

Return on average assets	1.42%	1.52%	1.22%
Return on average common equity	12.87%	13.81%	11.07%
Return on average tangible common equity[1]	17.49%	18.81%	14.92%
Net interest margin (tax equivalent)	3.28%	3.32%	3.50%
Efficiency ratio	52.42%	51.08%	58.49%
Core efficiency ratio[1]	52.43%	49.22%	55.02%
Book value per common share	$37.35	$38.53	$34.95
Tangible book value per common share[1]	$27.06	$28.28	$25.92

ASSET QUALITY
Net charge-offs	$1,521	$3,263	$5,647
Nonperforming loans	21,160	28,024	36,659
Classified assets	93,199	100,797	114,713
Nonperforming loans to total loans	0.23%	0.31%	0.50%
Nonperforming assets to total assets	0.17%	0.23%	0.42%
ACL on loans to total loans	1.54%	1.61%	1.80%
Net charge-offs to average loans (annualized)	0.07%	0.14%	0.32%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•The Company was active in continuing to support its customers in the PPP. Details of PPP loans are noted in the following table:

	Quarter ended
(in thousands)	March 31, 2022	December 31, 2021
PPP loans outstanding, net of deferred fees	$134,084	$271,958
Average PPP loans outstanding, net	194,382	365,295
PPP interest and fee income recognized	2,858	4,864
PPP deferred fees remaining	1,851	4,215
PPP average yield	5.96%	5.28%

PPP has impacted the Company’s financial metrics in all periods since the Company began participating in April 2020. Loan and deposit growth, earnings per share, and return on assets all increased due to the PPP. Conversely, the allowance coverage ratio, the leverage ratio and the ratio of tangible common equity to tangible assets all decreased. The net interest margin has benefited in quarters where loan forgiveness has been approved by the SBA and related loan fees have been accelerated into income. Since the PPP loans are guaranteed by the SBA, CET1, Tier 1 and total risk-based capital are not impacted by PPP loan balances.

•Pre-provision net revenue1 (“PPNR”) of $57.0 million in the first quarter 2022 decreased $6.3 million from the linked quarter PPNR of $63.3 million and increased $16.3 million from $40.7 million in the prior year quarter. The decrease from the linked quarter was primarily due to a decline in PPP loan income as the PPP loan portfolio winds down and lower noninterest income that typically declines from a peak in the fourth quarter. The increase from the prior year quarter was primarily due to the acquisition of FCBP in the third quarter 2021, partially offset by a decline in PPP income.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $101.2 million for the first quarter 2022 decreased $0.9 million from the linked quarter, primarily due to a decline in PPP income. Net interest margin (“NIM”) was 3.28% for the first quarter 2022, compared to 3.32% for the linked quarter. Net interest income for the first quarter 2022 increased $22.0 million from the prior year quarter. This was due primarily to the acquisition of FCBP, organic growth in the loan portfolio, and an expanded investment portfolio, partially offset by a decline in PPP income.

•Noninterest income of $18.6 million for the first quarter 2022 decreased $4.0 million from the linked quarter and increased $7.4 million from the prior year quarter. A decline in tax credit income from a seasonally strong linked quarter and a decline in other income were the primary drivers of the linked quarter decrease. The increase from the prior year quarter was due primarily to an increase in noninterest income from the FCBP acquisition and higher tax credit income due to a low volume quarter in the prior year.

Balance sheet highlights:

•Loans – Total loans increased $38.4 million to $9.1 billion at March 31, 2022, compared to $9.0 billion at December 31, 2021. PPP loans declined $137.9 million. Excluding PPP, loans grew $176.3 million, or 8%, on an annualized basis from December 31, 2021. Loan growth was primarily attributed to the specialty lending niches. Average loans totaled $9.0 billion for the quarter ended March 31, 2022 compared to $9.0 billion for the fourth quarter 2021.

•Deposits – Total deposits increased $360.3 million, to $11.7 billion at March 31, 2022 from $11.3 billion at December 31, 2021. The specialty deposit groups have had continued success in generating deposit growth, increasing deposits by $273.7 million in the first quarter 2022 compared to December 31, 2021. Average deposits totaled $11.5 billion for the quarter ended March 31, 2022 compared to $11.2 billion for the fourth quarter 2021. Noninterest deposit accounts represented 41.7% of total deposits and the loan to deposit ratio was 77.4% at March 31, 2022.

•Asset quality – The allowance for credit losses on loans to total loans was 1.54% at March 31, 2022, compared to 1.61% at December 31, 2021. Nonperforming assets to total assets was 0.17% at March 31, 2022 compared to 0.23% at December 31, 2021. Due to the improvement in credit quality and macroeconomic forecasts, a provision benefit of $4.1 million was recorded in the first quarter 2022, compared to a provision benefit of $3.7 million in the fourth quarter 2021. Loan growth and the provision benefit in the first quarter 2022 contributed to the decline in the ratio of allowance for credit losses to total loans.

•Shareholders’ equity – Total shareholders’ equity was $1.47 billion at March 31, 2022, compared to $1.53 billion at December 31, 2021, and the tangible common equity to tangible assets ratio2 was 7.62% at March 31, 2022 compared to 8.13% at December 31, 2021. The decline in the tangible common equity ratio was primarily due to a $78.0 million decrease in accumulated other comprehensive income driven primarily from a decrease in the fair value of the available-for-sale investment portfolio. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at March 31, 2022.

The Company repurchased 351,090 shares totaling $17.0 million in the first quarter 2022 for an average price of $48.35 per share. The Company has 349,383 shares available for repurchase under its common stock repurchase authorization.

The Company’s Board of Directors unanimously approved a quarterly dividend of $0.22 per common share, payable on June 30, 2022 to shareholders of record as of June 15, 2022, an increase of $0.01, or 5.0%, compared to the first quarter 2022. The Board of Directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) March 15, 2022 to (but excluding) June 15, 2022. The dividend will be payable on June 15, 2022 to shareholders of record on May 31, 2022.

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

	Three months ended March 31,			Three months ended December 31,			Three months ended March 31,
	2022			2021			2021
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans1.2	9,005,875	96,301	4.34%	9,030,982	98,412	4.32%	7,192,776	77,073	4.35%
Taxable securities	1,151,743	5,699	2.01	1,021,007	5,070	1.97	849,123	4,719	2.25
Non-taxable securities[2]	772,226	5,270	2.77	732,152	5,076	2.75	568,182	4,099	2.93
Total securities	1,923,969	11,786	2.31	1,753,159	10,736	2.30	1,417,305	8,818	2.52
Interest-earning deposits	1,781,272	817	0.19	1,589,008	590	0.15	679,659	189	0.11
Total interest-earning assets	12,711,116	108,087	3.45	12,373,149	109,148	3.50	9,289,740	86,080	3.76
Noninterest-earning assets	902,887			894,044			650,312
Total assets	$13,614,003			$13,267,193			$9,940,052

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$2,505,319	$536	0.09%	$2,383,059	$491	0.08%	$1,887,059	$328	0.07%
Money market accounts	2,872,302	1,460	0.21	2,853,655	1,412	0.20	2,350,592	975	0.17
Savings	817,431	66	0.03	776,695	64	0.03	654,662	48	0.03
Certificates of deposit	607,133	797	0.53	616,347	831	0.53	537,166	1,312	0.99
Total interest-bearing deposits	6,802,185	2,859	0.17	6,629,756	2,798	0.17	5,429,479	2,663	0.20
Subordinated debentures	154,959	2,220	5.81	171,453	2,439	5.64	203,694	2,819	5.61
FHLB advances	50,000	195	1.58	50,000	199	1.58	50,000	195	1.58
Securities sold under agreements to repurchase	262,252	60	0.09	246,525	60	0.10	231,527	60	0.11
Other borrowed funds	22,841	82	1.46	24,270	85	1.39	28,650	100	1.42
Total interest-bearing liabilities	7,292,237	5,416	0.30	7,122,004	5,581	0.31	5,943,350	5,837	0.40
Noninterest bearing liabilities:
Demand deposits	4,692,027			4,537,247			2,777,900
Other liabilities	93,518			112,546			122,321
Total liabilities	12,077,782			11,771,797			8,843,571
Shareholders' equity	1,536,221			1,495,396			1,096,481
Total liabilities & shareholders' equity	$13,614,003			$13,267,193			$9,940,052
Net interest income		$102,671			$103,567			$80,243
Net interest spread			3.15%			3.19%			3.36%
Net interest margin			3.28%			3.32%			3.50%
1 Average balances include nonaccrual loans. Interest income includes loan fees of $5.2 million, $6.3 million, and $8.1 million for the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively.
2 Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $1.5 million, $1.4 million, and $1.1 million for the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Quarter ended March 31, 2022			Quarter ended March 31, 2022
	compared to			compared to
	Quarter ended December 31, 2021			Quarter ended March 31, 2021
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Loans(3)	(1,124)	(987)	(2,111)	19,244	(16)	19,228
Taxable securities	542	86	628	1,527	(547)	980
Non-taxable securities(3)	172	23	195	1,405	(234)	1,171
Interest-earning deposits	71	156	227	434	194	628
Total interest-earning assets	$(339)	$(722)	$(1,061)	$22,610	$(603)	$22,007

Interest paid on:
Interest-bearing transaction accounts	$13	$32	$45	$111	$97	$208
Money market accounts	5	43	48	236	249	485
Savings	2	—	2	18	—	18
Certificates of deposit	(34)	—	(34)	154	(669)	(515)
Subordinated debentures	(276)	57	(219)	(696)	97	(599)
FHLB advances	(2)	(2)	(4)	—	—	—
Securities sold under agreements to repurchase	4	(5)	(1)	6	13	19
Other borrowings	(6)	3	(3)	(22)	(15)	(37)
Total interest-bearing liabilities	(294)	128	(166)	(193)	(228)	(421)
Net interest income	$(45)	$(850)	$(895)	$22,803	$(375)	$22,428
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) for the three months ended March 31, 2022 decreased $0.9 million, over the linked quarter. The decrease in net interest income from the linked quarter was primarily due to a $2.0 million decline in PPP income as this loan portfolio continues to wind down. This decline was partially offset by an increase in income from loan growth, an expanded investment portfolio and a decline in interest expense from the redemption of $50.0 million of subordinated debentures in the fourth quarter 2021. Total PPP income in the current quarter was $2.9 million, compared to $4.9 million in the linked quarter. The Federal Open Markets Committee increased the target federal funds rate by 25 basis points in the first quarter of 2022. Net interest income will generally benefit from interest rate increases due to the asset-sensitive position of the balance sheet.

Compared to the prior year, net interest income increased $22.0 million, primarily due to the FCBP acquisition, organic loan growth, and an expanded investment portfolio. These increases were offset by a $5.6 million decline in PPP income.

NIM was 3.28% for the first quarter 2022, compared to 3.32% and 3.50% in the linked and prior year quarter, respectively. NIM decreased four basis points from the linked quarter primarily due to a five basis point decrease in earning asset yields. The decrease in the earning asset yield was primarily due to a shift in the composition of earning assets to a higher level of cash related to payoffs of PPP loans and deposit growth and an increase in investment securities. Average interest-bearing cash accounts totaled $1.8 billion in the first quarter 2022, compared to $1.6 billion in the linked quarter. The cost of interest-bearing liabilities declined one basis points from the linked quarter, primarily due to the redemption of $50.0 million of subordinated debentures in the fourth quarter 2021.

Compared to the prior year, NIM was compressed by growth in deposit portfolio that expanded available liquidity in both cash and investment balances. This expanded liquidity shifted the composition of earning assets to these lower yielding categories (cash and investments), as loans represented 77% of average earnings assets in the first quarter 2021, compared to 71% in the first quarter 2022.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Quarter ended
(in thousands)	March 31, 2022	December 31, 2021	Increase (decrease)		March 31, 2021	Increase (decrease)
Deposit service charges	$4,163	$3,962	$201	5%	$3,084	$1,079	35%
Wealth management revenue	2,622	2,687	(65)	(2)%	2,483	139	6%
Card services revenue	3,040	3,223	(183)	(6)%	2,496	544	22%
Tax credit income (expense)	2,608	4,374	(1,766)	(40)%	(1,041)	3,649	351%
Other income	6,208	8,384	(2,176)	(26)%	4,268	1,940	45%
Total noninterest income	$18,641	$22,630	$(3,989)	(18)%	$11,290	$7,351	65%

Total noninterest income for the first quarter 2022 was $18.6 million, a decrease of $4.0 million from the linked quarter and an increase of $7.4 million from the prior year quarter. The linked quarter decrease was due primarily to a decline in miscellaneous income and tax credit income. Miscellaneous income in the fourth quarter 2021 included $5.0 million of income on community development investments, compared to $2.2 million in the first quarter 2022. Income from community development investments is not a consistent source and will vary among periods. Offsetting the decline from community development investments in miscellaneous income was a $1.1 million increase in customer swap income from higher activity and $0.6 million from higher servicing income and a life insurance death benefit. The $1.8 million decline in tax credit income from the fourth quarter 2021 was consistent with the normal trend of this product line that typically peaks in the fourth quarter each year. Certain tax credit investment projects are carried at fair value. An increase in interest rates will also increase the discount rate used in the fair value of these investments, resulting in a lower fair value. Future rate increases may result in fair value changes that will lower tax credit income.

Compared to the prior year quarter, the increase of $7.4 million was primarily due to an increase in tax credit income, as tax credit project activity was stronger in the first quarter 2022 compared to the same period in 2021. In addition, other income increased due to higher swap fee income on increased customer swap transactions. The FCBP acquisition also contributed $1.3 million to the overall noninterest income increase in the first quarter 2022 compared to the prior year period, primarily in deposit service charges.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Quarter ended
(in thousands)	March 31, 2022	December 31, 2021	Increase (decrease)		March 31, 2021	Increase (decrease)
Employee compensation and benefits	$35,827	$33,488	$2,339	7%	$29,562	$6,265	21%
Occupancy	4,586	4,510	76	2%	3,751	835	22%
Data processing	3,260	3,174	86	3%	2,890	370	13%
Professional fees	1,177	1,100	77	7%	988	189	19%
Merger-related expenses	—	2,320	(2,320)	(100)%	3,142	(3,142)	(100)%
Other expense	17,950	19,102	(1,152)	(6)%	12,551	5,399	43%
Total noninterest expense	$62,800	$63,694	$(894)	(1)%	$52,884	$9,916	19%

Efficiency ratio	52.42%	51.08%	1.34%		58.49%	(6.07)%
Core efficiency ratio[1]	52.43%	49.22%	3.21%		55.02%	(2.59)%

[1] Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.
NM - Not meaningful

Noninterest expense was $62.8 million for the first quarter 2022, compared to $63.7 million for the linked quarter and $52.9 million in the prior year quarter. The decrease from the linked quarter was due primarily to a decline in merger expenses and other expenses, offset by an increase in employee compensation and benefits. Merger expenses in the linked quarter of $2.3 million were related to the acquisition of First Choice in July 2021. All merger-related costs were recognized in 2021 and no future merger expenses will be incurred related to the First Choice acquisition. Other expenses declined $1.1 million, primarily due to lower operational losses and the loss on the redemption of debt that was recognized in the linked quarter. The $2.3 million increase in employee compensation and benefits was primarily from seasonally higher payroll taxes and the partial quarter impact of merit increases that went into effect on March 1, 2022.

Compared to the prior year quarter, the $9.9 million increase was primarily due to the FCBP acquisition that added $6.8 million in noninterest expense, an increase in employee compensation and benefits from merit increases in 2021, and higher deposit servicing costs. Certain deposit specialty accounts receive an earnings credit that pays costs used to service the customer. These costs are recorded as noninterest expense and will fluctuate with the amount of the underlying deposit balances and the related earnings credit rate. Excluding FCBP, these costs increased $1.4 million to $3.7 million in the first quarter 2022, compared to $2.3 million in the prior year quarter. The increase was primarily due to continued success in generating new customer activity in the deposit specialties. Offsetting these increases was a decline of $3.1 million in merger expenses that were recognized in the prior year quarter on the acquisition of Seacoast Commerce Banc Holdings in the fourth quarter 2020.

Income Taxes

The Company’s effective tax rate was 21.9 % for the first quarter 2022, compared to 21.4% in the linked quarter and 20.2% in the prior year quarter. The tax rate was relatively stable in the first quarter 2022 compared to the linked quarter. The increase from the prior year quarter was primarily due to the Company’s expanded geographic footprint and the related state tax apportionment.

Summary Balance Sheet

(in thousands)	March 31, 2022	December 31, 2021	Increase (decrease)
Total cash and cash equivalents	$1,981,320	$2,021,689	$(40,369)	(2)%
Securities	1,933,483	1,795,687	137,796	8%
Loans (excluding PPP)	8,921,989	8,745,684	176,305	2%
PPP loans, net	134,084	271,958	(137,874)	(51)%
Total assets	13,706,769	13,537,358	169,411	1%
Deposits	11,704,135	11,343,799	360,336	3%
Total liabilities	12,233,592	12,008,242	225,350	2%
Total shareholders’ equity	1,473,177	1,529,116	(55,939)	(4)%

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

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	March 31, 2022	December 31, 2021	Increase (decrease)
Commercial and industrial	$3,398,723	$3,392,375	$6,348	—%
Commercial real estate - investor owned	2,184,126	2,141,143	42,983	2%
Commercial real estate - owner occupied	2,094,012	2,035,785	58,227	3%
Construction and land development	702,630	734,073	(31,443)	(4)%
Residential real estate	432,639	454,052	(21,413)	(5)%
Other	243,943	260,214	(16,271)	(6)%
Loans held for investment	$9,056,073	$9,017,642	$38,431	—%

The following table illustrates the change in loans:

(in thousands)	March 31, 2022	December 31, 2021	Increase (decrease)
C&I	$1,498,151	$1,538,155	$(40,004)	(3)%
CRE investor owned	1,982,645	1,955,087	27,558	1%
CRE owner occupied	1,138,106	1,112,463	25,643	2%
SBA Loans*	1,249,929	1,241,449	8,480	1%
Sponsor finance*	641,476	508,469	133,007	26%
Life insurance premium financing*	636,096	593,562	42,534	7%
Tax credits*	518,020	486,881	31,139	6%
SBA PPP loans	134,084	271,958	(137,874)	(51)%
Residential real estate	410,173	430,985	(20,812)	(5)%
Construction and land development	610,830	625,526	(14,696)	(2)%
Other	236,563	253,107	(16,544)	(7)%
Total loans	$9,056,073	$9,017,642	$38,431	—%

*Specialty loan category

Loans totaled $9.1 billion at March 31, 2022 compared to $9.0 billion at December 31, 2021. PPP loans declined $137.9 million as PPP forgiveness by the SBA continued. All specialty loan categories increased in the first quarter 2022, particularly sponsor finance loans. Average line draw utilization was 39.9% for both the first quarter 2022 and the linked quarter.

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. However, the guarantee was temporarily increased to 90% for loans issued between December 27, 2020 and September 30, 2021 as part of the Economic Aid Act. Occasionally, the Company may sell the guaranteed portion of the loan and retain servicing rights.

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses:

	Quarter ended
(in thousands)	March 31, 2022	December 31, 2021
Provision (benefit) for credit losses on loans	$(4,308)	$(3,792)
Provision for off-balance sheet commitments	725	602
Provision (benefit) for held-to-maturity securities	(56)	(25)
Recovery of accrued interest	(429)	(445)
Provision (benefit) for credit losses	$(4,068)	$(3,660)

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

A provision benefit of $4.1 million was recognized for the first quarter 2022, compared to a benefit of $3.7 million for the linked quarter. The Company’s strong asset quality metrics and strengthening customer credit risk profiles, along with an improvement in the economic forecast used to calculate the allowance, particularly the commercial real estate index and unemployment, led to the provision benefit in both the current and linked quarters.

The following table summarizes the allocation of the ACL:

	March 31, 2022		December 31, 2021
(in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$60,975	37.5%	$63,825	37.6%
Real estate:
Commercial	53,232	47.2%	53,437	46.3%
Construction and land development	12,983	7.8%	14,536	8.1%
Residential	7,109	4.8%	7,927	5.1%
Other	4,913	2.7%	5,316	2.9%
Total	$139,212	100.0%	$145,041	100.0%

The ACL on loans was 1.54% of loans at March 31, 2022, compared to 1.61% at December 31, 2021. Loan growth, net charge-offs and the provision benefit in the first quarter 2022 drove the decrease in the ACL to total loans ratio. Excluding guaranteed loans, the ACL to total loans was 1.73% at March 31, 2022, compared to 1.84% at December 31, 2021.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	March 31, 2022			December 31, 2021
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$1,369	$3,389,243	0.16%	$3,885	$3,270,854	0.48%
Real estate:
Commercial	(256)	4,202,934	(0.02)%	(451)	4,009,356	(0.05)%
Construction and land development	(21)	738,329	(0.01)%	(16)	758,927	(0.01)%
Residential	362	415,786	0.35%	(179)	442,914	(0.16)%
Other	67	256,033	0.11%	24	543,396	0.02%
Total	$1,521	$9,002,325	0.07%	$3,263	$9,025,447	0.15%
(1) Excludes loans held for sale.

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

(in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$18,398	$23,449
Loans past due 90 days or more and still accruing interest	24	1,716
Troubled debt restructurings	2,738	2,859
Total nonperforming loans	21,160	28,024
Other real estate	1,459	3,493
Total nonperforming assets	$22,619	$31,517

Total assets	$13,706,769	$13,537,358
Total loans	9,056,073	9,017,642
Total allowance for credit losses	139,212	145,041

ACL to nonaccrual loans	757%	619%
ACL to nonperforming loans	658%	518%
ACL to total loans	1.54%	1.61%
Nonaccrual loans to total loans	0.20%	0.26%
Nonperforming loans to total loans	0.23%	0.31%
Nonperforming assets to total assets	0.17%	0.23%

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$16,397	$21,538
Commercial real estate	3,640	4,414
Residential real estate	1,102	2,048
Other	21	24
Total	$21,160	$28,024

The following table summarizes the changes in nonperforming loans:

Three months ended
(in thousands)	March 31, 2022
Nonperforming loans, beginning of period	$28,024
Additions to nonaccrual loans	917
Charge-offs	(3,312)
Principal payments	(4,469)
Nonperforming loans, end of period	$21,160

Deposits

(in thousands)	March 31, 2022	December 31, 2021	Increase (decrease)
Noninterest-bearing deposit accounts	$4,881,043	$4,578,436	$302,607	7%
Interest-bearing transaction accounts	2,547,482	2,465,884	81,598	3%
Money market accounts	2,794,536	2,890,976	(96,440)	(3)%
Savings accounts	883,599	800,210	83,389	10%
Certificates of deposit:
Brokered	129,017	128,970	47	—%
Other	468,458	479,323	(10,865)	(2)%
Total deposits	$11,704,135	$11,343,799	$360,336	3%

Demand deposits / total deposits	42%	40%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Three months ended
	March 31, 2022		December 31, 2021		March 31, 2021
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,692,027	—%	$4,537,247	—%	$2,777,900	—%

Interest-bearing demand accounts	2,505,319	0.09%	2,383,059	0.08%	1,887,059	0.07%
Money market accounts	2,872,302	0.21	2,853,655	0.20	2,350,592	0.17
Savings accounts	817,431	0.03	776,695	0.03	654,662	0.03
Certificates of deposit	607,133	0.53	616,347	0.53	537,166	0.99
Total interest-bearing deposits	$6,802,185	0.17	$6,629,756	0.17	$5,429,479	0.20

Total average deposits	$11,494,212	0.10	$11,167,003	0.10	$8,207,379	0.13

Core deposits, defined as total deposits excluding certificates of deposits, were $11.1 billion at March 31, 2022, an increase of $371.2 million from December 31, 2021. Noninterest-bearing and interest-bearing deposits have also increased due to elevated deposits from customers who received PPP loans and customers who have retained excess liquidity due to the low yield of alternative short-term investments. As rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher-yielding deposit products, such as money market accounts or certificates of deposit.

The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $2.5 billion at March 31, 2022 and $2.2 billion at December 31, 2021.

The total cost of deposits was 0.10% for both the current and the linked quarter.

Shareholders’ Equity

Shareholders’ equity totaled $1.5 billion at March 31, 2022, a decrease of $55.9 million from December 31, 2021. Significant activity during the first three months of 2022 was as follows:

•increase from net income of $47.7 million,
•net decrease in fair value of securities and cash flow hedges of $78.0 million,
•decrease from shares repurchased of $17.0 million, and
•decrease from dividends paid on common and preferred shares of $9.1 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks, which totaled $2.0 billion at both March 31, 2022 and December 31, 2021. The low interest rate environment, coupled with an uncertain outlook and government stimulus, such as the PPP, has increased liquidity within the banking industry, including the Company. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $1.9 billion at March 31, 2022, and included $581 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $1.3 billion could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed, at March 31, 2022, the Company could borrow an additional $870 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1.2 billion available from the Federal Reserve Bank under a pledged loan agreement. The Company has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.8 billion in unused commitments to extend credit as of March 31, 2022. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which is available at March 31, 2022. The line of credit has a one-year term and was renewed in February 2022 for an additional one-year term. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of March 31, 2022, and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	March 31, 2022		December 31, 2021
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.0%	12.2%	11.3%	12.5%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.7%	12.2%	13.0%	12.5%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.4%	13.3%	14.7%	13.5%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	9.6%	9.2%	9.7%	9.3%	5.0%	4.0%
Tangible common equity to tangible assets[1]	7.6%		8.1%
Common equity tier 1 capital	$1,105,703	$1,218,047	$1,091,823	$1,201,340
Tier 1 capital	1,271,342	1,218,098	1,257,462	1,201,391
Total risk-based capital	1,443,088	1,326,594	1,423,036	1,303,715

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

The Company believes these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding the Company’s performance and capital strength. The Company’s management uses, and believes that investors benefit from referring to, these non-GAAP measures and ratios in assessing the Company’s operating results and related trends and when forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In the attached tables, the Company has provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-

GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measures for the periods indicated.

Core Performance Measures

	Three months ended
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Net interest income	101,165	102,060	79,123

Noninterest income	18,641	22,630	11,290
Less gain on sale of other real estate	19	—	—
Core noninterest income	18,622	22,630	11,290

Total core revenue	119,787	124,690	90,413

Noninterest expense	62,800	63,694	52,884
Less merger-related expenses	—	2,320	3,142
Core noninterest expense	62,800	61,374	49,742

Core efficiency ratio	52.43%	49.22%	55.02%

Tangible Common Equity Ratio

(in thousands)	March 31, 2022	December 31, 2021
Shareholders' equity	$1,473,177	$1,529,116
Less preferred stock	71,988	71,988
Less goodwill	365,164	365,164
Less intangible assets	20,855	22,286
Tangible common equity	$1,015,170	$1,069,678

Total assets	$13,706,769	$13,537,358
Less goodwill	365,164	365,164
Less intangible assets, net	20,855	22,286
Tangible assets	$13,320,750	$13,149,908

Tangible common equity to tangible assets	7.62%	8.13%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the three months ended
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Average shareholder’s equity	$1,536,221	$1,495,396	$1,096,481
Less average preferred stock	71,988	35,322	—
Less average goodwill	365,164	365,164	260,567
Less average intangible assets	21,540	23,008	22,346
Average tangible common equity	$1,077,529	$1,071,902	$813,568

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are described throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

Our interest rate risk management practices are aimed at optimizing net interest income, while guarding against deterioration that could be caused by certain interest rate scenarios. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to manage any impact from market interest rate changes according to our risk tolerances. The Company uses an earnings simulation model to measure earnings sensitivity to changing rates.

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling. The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. The difference represents the Company’s earning sensitivity to a positive or negative 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income at March 31, 2022:

Rate Shock[1]	Annual % change in net interest income
+ 300 bp	24.5%
+ 200 bp	15.8%
+ 100 bp	7.1%

[1] Due to the current levels of interest rates, the downward shock scenarios are not shown.

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At March 31, 2022, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

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

We have exposure to LIBOR in various financial contracts. Instruments that may be impacted include loans, securities, debt instruments and derivatives, among other financial contracts indexed to LIBOR. We also have loans that are indirectly linked to LIBOR through reference to the ICE swap rate. We have an internal working group composed of members from legal, credit, finance, operations, risk and audit to monitor developments, develop policies and procedures, assess the impact to the Company, consider relevant options and to determine an appropriate replacement index for affected contracts that expire after the expected discontinuation of LIBOR on June 30, 2023. We are actively working to amend and address impacted contracts to allow for a replacement index. However, amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain circumstances. As of March 31, 2022, the Company’s financial contracts indexed to LIBOR included $2.3 billion in loans (including $597 million indirectly linked to LIBOR through reference to an ICE swap rate), $121 million in borrowings, and $905 million (notional) in derivatives.
In addition, LIBOR is used in the Company’s analysis of the fair value of tax credits and may be referenced in other financial contracts not included in the discussion above.

The Company had $5.7 billion in variable rate loans at March 31, 2022. Of these loans, $3.3 billion have an interest rate floor and 42% of those loans were at the floor.

The Company maintains an available-for-sale investment securities portfolio that totaled $1.4 billion at March 31, 2022. This portfolio consists primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At March 31, 2022, the available-for-sale investment portfolio had a net unrealized loss of $99.3 million. The Company estimates that the net unrealized loss would increase 36% and 72% with a 50 basis point and 100 basis point increase in interest rates, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2022. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 through January 31, 2022	—	—	—	700,473
February 1, 2022 through February 28, 2022	42,964	48.03	42,964	657,509
March 1, 2022 through March 31, 2022	308,126	48.39	308,126	349,383
Total	351,090	$48.35	351,090	349,383

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

3.8    Amendment to Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.9 to Registrant's Quarterly Report on Form 10-Q filed on July 30, 2021 (File No. 001-15373)).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of April 29, 2022.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer