Form 10-Q
period 2022-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2022-07-29
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022.

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

As of July 27, 2022, the Registrant had 37,219,597 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASU	Accounting Standards Update	FCBP	First Choice Bancorp
Bank	Enterprise Bank & Trust	FHLB	Federal Home Loan Bank
C&I	Commercial and Industrial	GAAP	Generally Accepted Accounting Principles (United States)
CCB	Capital Conservation Buffer	LIBOR	London Interbank Offered Rate
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
Company	Enterprise Financial Services Corp	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	SBA	Small Business Administration
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
Enterprise	Enterprise Financial Services Corp

PART 1 - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$271,763	$209,177
Federal funds sold	1,398	1,356
Interest-earning deposits (including $135 and $14,595 pledged as collateral, respectively)	671,643	1,811,156
Total cash and cash equivalents	944,804	2,021,689
Interest-earning deposits greater than 90 days	7,302	6,996
Securities available-for-sale	1,493,277	1,366,006
Securities held-to-maturity, net	617,767	429,681
Loans held-for-sale	4,615	6,389
Loans	9,269,176	9,017,642
Allowance for credit losses on loans	(140,546)	(145,041)
Total loans, net	9,128,630	8,872,601
Other investments	61,274	59,896
Fixed assets, net	46,028	47,915
Goodwill	365,164	365,164
Intangible assets, net	19,528	22,286
Other assets	396,117	338,735
Total assets	$13,084,506	$13,537,358

Liabilities and Shareholders' Equity
Noninterest-bearing demand accounts	$4,746,478	$4,578,436
Interest-bearing demand accounts	2,197,957	2,465,884
Money market accounts	2,726,024	2,890,976
Savings accounts	836,958	800,210
Certificates of deposit:
Brokered	129,064	128,970
Other	456,137	479,323
Total deposits	11,092,618	11,343,799
Subordinated debentures and notes	155,164	154,899
FHLB advances	50,000	50,000
Other borrowings	226,695	353,863
Other liabilities	112,617	105,681
Total liabilities	$11,637,094	$12,008,242

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,205,524 shares issued and outstanding and 39,799,615 shares issued, respectively	372	398
Treasury stock, at cost; 1,980,093 shares	—	(73,528)
Additional paid in capital	976,684	1,018,799
Retained earnings	506,849	492,682
Accumulated other comprehensive (loss) income	(108,481)	18,777
Total shareholders' equity	1,447,412	1,529,116
Total liabilities and shareholders' equity	$13,084,506	$13,537,358
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans	$102,153	$79,064	$198,276	$156,037
Debt securities:
Taxable	6,553	4,318	11,904	8,858
Nontaxable	4,526	3,394	8,468	6,473
Interest-earning deposits	2,495	237	3,312	426
Dividends on equity securities	342	388	690	567
Total interest income	116,069	87,401	222,650	172,361
Interest expense:
Deposits	3,850	2,467	6,709	5,130
Subordinated debentures and notes	2,257	2,847	4,477	5,666
FHLB advances	197	197	392	392
Other borrowings	152	152	294	312
Total interest expense	6,456	5,663	11,872	11,500
Net interest income	109,613	81,738	210,778	160,861
Provision (benefit) for credit losses	658	(2,669)	(3,410)	(2,623)
Net interest income after provision (benefit) for credit losses	108,955	84,407	214,188	163,484
Noninterest income:
Deposit service charges	4,749	3,862	8,912	6,946
Wealth management revenue	2,533	2,516	5,155	4,999
Card services revenue	3,514	2,975	6,554	5,471
Tax credit income	1,186	1,370	3,794	329
Other income	2,212	5,481	8,420	9,749
Total noninterest income	14,194	16,204	32,835	27,494
Noninterest expense:
Employee compensation and benefits	36,028	28,132	71,855	57,694
Occupancy	4,309	3,529	8,895	7,280
Data processing	3,111	2,850	6,371	5,740
Professional fees	1,542	1,300	2,719	2,288
Merger-related expenses	—	1,949	—	5,091
Other expense	20,434	14,696	38,384	27,247
Total noninterest expense	65,424	52,456	128,224	105,340

Income before income tax expense	57,725	48,155	118,799	85,638
Income tax expense	12,576	9,750	25,957	17,307
Net income	$45,149	$38,405	$92,842	$68,331
Dividends on preferred stock	938	—	2,167	—
Net income available to common shareholders	$44,211	$38,405	$90,675	$68,331

Earnings per common share
Basic	$1.19	$1.23	$2.42	$2.19
Diluted	1.19	1.23	2.41	2.18
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$45,149	$38,405	$92,842	$68,331
Other comprehensive income (loss), after-tax:
Change in unrealized gain (loss) on available-for-sale securities	(49,242)	2,850	(128,595)	(8,070)
Reclassification of gain on held-to-maturity securities	(701)	(837)	(1,405)	(1,986)
Change in unrealized gain (loss) on cash flow hedges arising during the period	535	(205)	2,286	642
Reclassification of loss on cash flow hedges	187	287	456	566
Total other comprehensive income (loss), after-tax	(49,221)	2,095	(127,258)	(8,848)
Comprehensive income (loss)	$(4,072)	$40,500	$(34,416)	$59,483

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2022
	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2022	75	$71,988	37,516	$395	$(73,528)	$1,010,446	$523,136	$(59,260)	$1,473,177
Net income	—	—	—	—	—	—	45,149	—	45,149
Other comprehensive loss	—	—	—	—	—	—	—	(49,221)	(49,221)
Common stock dividends ($0.22 per share)	—	—	—	—	—	—	(8,185)	—	(8,185)
Preferred stock dividends ($12.50 per share)	—		—	—	—	—	(938)	—	(938)
Repurchase of common stock	—	—	(349)	(3)	—	(9,410)	(6,536)	—	(15,949)
Issuance under equity compensation plans, net	—	—	39	—	—	1,266	(7)	—	1,259
Share-based compensation	—	—	—	—	—	2,120	—	—	2,120
Retirement of treasury stock (1,980 shares)	—	—	—	(20)	73,528	(27,738)	(45,770)	—	—
Balance at June 30, 2022	75	$71,988	37,206	$372	$—	$976,684	$506,849	$(108,481)	$1,447,412

Balance at December 31, 2021	75	$71,988	37,820	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income	—	—	—	—	—	—	92,842	—	92,842
Other comprehensive loss	—	—	—	—	—	—	—	(127,258)	(127,258)
Common stock dividends ($0.43 per share)	—	—	—	—	—	—	(16,100)	—	(16,100)
Preferred stock dividends ($28.889 per share)	—	—	—	—	—	—	(2,167)	—	(2,167)
Repurchase of common stock	—	—	(700)	(7)	—	(18,867)	(14,049)	—	(32,923)
Issuance under equity compensation plans, net	—	—	86	1	—	684	(589)	—	96
Share-based compensation	—	—	—	—	—	3,806	—	—	3,806
Retirement of treasury stock (1,980 shares)	—	—	—	(20)	73,528	(27,738)	(45,770)	—	—
Balance at June 30, 2022	75	$71,988	37,206	$372	$—	$976,684	$506,849	$(108,481)	$1,447,412

Three and six months ended June 30, 2021
	Common Stock
(in thousands, except per share data)	Shares	Amount	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2021	31,259	$332	$(73,528)	$698,005	$441,511	$26,177	$1,092,497
Net income		—	—	—	38,405	—	38,405
Other comprehensive loss		—	—	—	—	2,095	2,095
Common stock dividends ($0.18 per share)		—	—	—	(5,634)	—	(5,634)
Repurchase of common stock	(252)	(2)	—	(11,831)	—	—	(11,833)
Issuance under equity compensation plans, net	45	—	—	1,263	—	—	1,263
Share-based compensation		—	—	1,508	—	—	1,508
Balance at June 30, 2021	31,052	$330	$(73,528)	$688,945	$474,282	$28,272	$1,118,301

Balance at December 31, 2020	31,210	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income		—	—	—	68,331	—	68,331
Other comprehensive income		—	—	—	—	(8,848)	(8,848)
Common stock dividends ($0.36 per share)		—	—	—	(11,261)	—	(11,261)
Repurchase of common stock	(252)	(2)	—	(11,831)	—	—	(11,833)
Issuance under equity compensation plans, net	94	—	—	154	—	—	154
Share-based compensation		—	—	2,783	—	—	2,783
Balance at June 30, 2021	31,052	$330	$(73,528)	$688,945	$474,282	$28,272	$1,118,301
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands, except share data)	2022	2021
Cash flows from operating activities:
Net income	$92,842	$68,331
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,891	3,044
Benefit for credit losses	(3,410)	(2,623)
Deferred income taxes	4,644	4,025
Net amortization of debt securities	3,157	3,926
Net accretion on loan discount/premiums	(633)	(1,386)
Amortization of intangible assets	2,758	2,726
Amortization of servicing assets	1,693	234
Mortgage loans originated-for-sale	(43,352)	(87,299)
Proceeds from mortgage loans sold	44,789	94,327
Loss (gain) on:
Sale of other real estate	71	(596)
Sale of state tax credits	(41)	(96)
Share-based compensation	3,806	2,783
Changes in other assets and liabilities, net	5,534	(22,401)
Net cash provided by operating activities	114,749	64,995
Cash flows from investing activities:
Net increase in loans	(251,381)	(9,370)
Proceeds received from:
Paydown or maturity of debt securities, available-for-sale	127,119	131,948
Paydown or maturity of debt securities, held-to-maturity	8,671	32,698
Redemption of other investments	3,376	2,213
Sale of state tax credits held for sale	3,641	4,262
Sale of other real estate	1,834	5,542
Settlement of bank-owned life insurance policies	534	—
Payments for the purchase of:
Available-for-sale debt securities	(544,909)	(316,743)
Held-to-maturity debt securities	(83,283)	—
Other investments	(19,437)	(4,729)
State tax credits held for sale	(7,352)	(3,285)
Fixed assets	(1,004)	(847)
Net cash used in investing activities	(762,191)	(158,311)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	168,042	399,753
Net (decrease) increase in interest-bearing deposit accounts	(419,223)	254,362
Repayments of notes payable	(2,857)	(4,286)
Net decrease in other borrowings	(124,311)	(62,285)
Repurchase of common stock	(32,923)	(11,833)
Cash dividends paid on common stock	(16,100)	(11,261)
Cash dividends paid on preferred stock	(2,167)	—
Other	96	154
Net cash (used in) provided by financing activities	(429,443)	564,604
Net (decrease) increase in cash and cash equivalents	(1,076,885)	471,288
Cash and cash equivalents, beginning of period	2,021,689	537,703
Cash and cash equivalents, end of period	$944,804	$1,008,991
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,873	$11,897
Income taxes	14,889	34,571
Noncash investing and financing transactions:
Transfer to other real estate owned in settlement of loans	$—	$3,227
Sales of other real estate financed	—	228
Right-of-use assets obtained in exchange for lease obligations	4,178	—
Transfer of securities from available-for-sale to held-to-maturity	116,927	—

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by Enterprise Financial Services Corp in the preparation of the condensed consolidated financial statements are summarized below:

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in Arizona, California, Kansas, Missouri, Nevada, and New Mexico through its banking subsidiary, Enterprise Bank & Trust.

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

FASB ASU 2022-02, Financial Instruments–Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 was issued in March 2022 and eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update will be effective for fiscal years beginning after December 15, 2022 for entities that have adopted the amendments in ASU 2016-13, Financial Instruments–Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The Company is evaluating the accounting and disclosure requirements of ASU 2022-02 and does not expect them to have a material effect on the consolidated financial statements.

FASB ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 was issued in June 2022 to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is evaluating the accounting and disclosure requirements of ASU 2022-03 and does not expect them to have a material effect on the consolidated financial statements.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$44,211	$38,405	$90,675	$68,331

Weighted average common shares outstanding	37,243	31,265	37,514	31,256
Additional dilutive common stock equivalents	39	47	58	49
Weighted average diluted common shares outstanding	37,282	31,312	37,572	31,305

Basic earnings per common share:	$1.19	$1.23	$2.42	$2.19
Diluted earnings per common share:	1.19	1.23	$2.41	$2.18

For the three and six months ended June 30, 2022 common stock equivalents of approximately 363,000 and 319,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 154,000 and 133,000 common stock equivalents excluded in the prior year periods, respectively.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$250,833	$—	$(19,160)	$231,673
Obligations of states and political subdivisions	510,047	21	(93,233)	416,835
Agency mortgage-backed securities	686,957	34	(50,203)	636,788
U.S. Treasury bills	196,825	35	(2,232)	194,628
Corporate debt securities	13,750	37	(434)	13,353
Total securities available for sale	$1,658,412	$127	$(165,262)	$1,493,277
Held-to-maturity securities:
Obligations of states and political subdivisions	$433,212	$57	$(65,422)	$367,847
Agency mortgage-backed securities	60,042	—	(4,763)	55,279
Corporate debt securities	125,220	136	(10,907)	114,449
Total securities held-to-maturity	$618,474	$193	$(81,092)	$537,575
Allowance for credit losses	(707)
Total securities held-to-maturity, net	$617,767

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$175,409	$3	$(1,901)	$173,511
Obligations of states and political subdivisions	571,587	5,907	(2,410)	575,084
Agency mortgage-backed securities	509,243	8,485	(3,869)	513,859
U.S. Treasury Bills	90,971	220	(21)	91,170
Corporate debt securities	11,750	632	—	12,382
Total securities available for sale	$1,358,960	$15,247	$(8,201)	$1,366,006
Held-to-maturity securities:
Obligations of states and political subdivisions	$236,379	$1,794	$(730)	$237,443
Agency mortgage-backed securities	68,105	940	(666)	68,379
Corporate debt securities	125,811	3,039	—	128,850
Total securities held to maturity	$430,295	$5,773	$(1,396)	$434,672
Allowance for credit losses	(614)
Total securities held-to-maturity, net	$429,681

During the six months ended June 30, 2022, the Company transferred $116.9 million of securities from available-for-sale to held-to-maturity. The Company believes the held-to-maturity category is consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $19.4 million and $21.0 million at June 30, 2022 and December 31, 2021, respectively. Such amounts are amortized over the remaining life of the securities.

At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $680.1 million and $752.7 million at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$99,932	$99,696	$890	$891
Due after one year through five years	318,870	301,463	24,065	23,081
Due after five years through ten years	64,599	59,319	156,468	143,490
Due after ten years	488,054	396,011	377,009	314,834
Agency mortgage-backed securities	686,957	636,788	60,042	55,279
	$1,658,412	$1,493,277	$618,474	$537,575

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	June 30, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$210,225	$17,108	$21,448	$2,052	$231,673	$19,160
Obligations of states and political subdivisions	389,067	86,331	22,140	6,902	411,207	93,233
Agency mortgage-backed securities	581,194	41,640	49,116	8,563	630,310	50,203
U.S. Treasury bills	187,738	2,232	—	—	187,738	2,232
Corporate debt securities	11,316	434	—	—	11,316	434
	$1,379,540	$147,745	$92,704	$17,517	$1,472,244	$165,262

	December 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$163,634	$1,775	$4,874	$126	$168,508	$1,901
Obligations of states and political subdivisions	242,188	2,361	1,776	49	243,964	2,410
Agency mortgage-backed securities	259,047	3,685	6,467	184	265,514	3,869
U.S. Treasury bills	60,961	21	—	—	60,961	21
	$725,830	$7,842	$13,117	$359	$738,947	$8,201

The unrealized losses at both June 30, 2022 and December 31, 2021 were attributable primarily to changes in market interest rates after the securities were purchased. At each of June 30, 2022 and December 31, 2021, the Company had not recorded an ACL on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $4.4 million and $3.4 million at June 30, 2022 and December 31 2021, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.7 million at June 30, 2022 and $0.6 million at December 31, 2021.

There were no sales of available-for-sale investment securities during the three months ended June 30, 2022 or 2021.

Other Investments

At June 30, 2022 and December 31, 2021, other investments totaled $61.3 million and $59.9 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $12.0 million and $12.1 million at June 30, 2022 and December 31, 2021, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in SBICs, CDFIs, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

(in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$3,597,225	$3,396,590
Real estate:
Commercial - investor owned	2,173,640	2,141,143
Commercial - owner occupied	2,120,735	2,035,785
Construction and land development	724,163	734,073
Residential	413,727	454,052
Total real estate loans	5,432,265	5,365,053
Other	246,298	265,137
Loans, before unearned loan fees	9,275,788	9,026,780
Unearned loan fees, net	(6,612)	(9,138)
Loans, including unearned loan fees	$9,269,176	$9,017,642

PPP loans totaled $49.7 million at June 30, 2022, or $49.2 million net of deferred fees of $0.5 million. The loan balance at June 30, 2022 includes a net premium on acquired loans of $12.6 million. At June 30, 2022, loans of $2.7 billion were pledged to FHLB and the Federal Reserve Bank.

PPP loans totaled $276.2 million at December 31, 2021, or $272.0 million net of deferred fees of $4.2 million. The loan balance includes a net premium on acquired loans of $11.9 million at December 31, 2021. At December 31, 2021, loans of $2.5 billion were pledged to FHLB and the Federal Reserve Bank.

Accrued interest receivable totaled $30.0 million and $30.6 million at June 30, 2022 and December 31, 2021, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

A summary of the activity in the ACL on loans by category for the three and six months ended June 30, 2022 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2022	$60,975	$36,194	$17,038	$12,983	$7,109	$4,913	$139,212
Provision (benefit) for credit losses	4,562	(2,680)	(1,066)	183	307	(147)	1,159
Charge-offs	(97)	(200)	(25)	—	(418)	(88)	(828)
Recoveries	206	24	209	14	480	70	1,003
Balance at June 30, 2022	$65,646	$33,338	$16,156	$13,180	$7,478	$4,748	$140,546

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2021	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision (benefit) for credit losses	3,081	(2,559)	(1,648)	(1,391)	(149)	(483)	(3,149)
Charge-offs	(2,256)	(200)	(205)	—	(1,305)	(174)	(4,140)
Recoveries	996	220	449	35	1,005	89	2,794
Balance at June 30, 2022	$65,646	$33,338	$16,156	$13,180	$7,478	$4,748	$140,546

The ACL on sponsor finance loans, which is included in the categories above, represented $20.5 million and $18.2 million, respectively, as of June 30, 2022 and December 31, 2021.

A summary of the activity in the ACL on loans by category for the three and six months ended June 30, 2021 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2021	$55,941	$33,105	$20,219	$14,557	$4,305	$3,400	$131,527
Provision for credit losses	(1,839)	2,859	(4,449)	(2,957)	255	3,658	(2,473)
Charge-offs	(1,451)	—	(216)	—	(44)	(121)	(1,832)
Recoveries	700	39	10	32	161	21	963
Balance at June 30, 2021	$53,351	$36,003	$15,564	$11,632	$4,677	$6,958	$128,185

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Provision for credit losses	(1,298)	6,240	(1,223)	(10,048)	103	4,256	(1,970)
Charge-offs	(5,190)	(2,372)	(244)	—	(315)	(185)	(8,306)
Recoveries	1,027	73	19	267	304	100	1,790
Balance at June 30, 2021	$53,351	$36,003	$15,564	$11,632	$4,677	$6,958	$128,185

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $13.6 million to the ACL over the baseline model. These forecasts incorporate an expectation that government stimulus will decline, the Federal Reserve will wind down its treasury and mortgage-backed securities portfolio and continue raising the federal funds rate, that the pandemic will begin to slowly recede, that the Russia-Ukraine military conflict will have a limited disruption on the economy and the risk of a period of stagflation. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, including the hospitality sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are additional shutdowns and self-quarantines from another significant wave of COVID-19, continued or worsening supply-chain disruptions, labor shortages and declines in job growth, or a tightening of financial market conditions.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the discounted cash flow (DCF) model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At June 30, 2022, the ACL on loans included a qualitative adjustment of approximately $40.8 million. Of this amount, approximately $7.3 million was allocated to sponsor finance loans due to their unsecured nature.

The following tables present the recorded investment in nonperforming loans by category:

	June 30, 2022
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$16,323	$—	$3	$16,326	$2,113
Real estate:
Commercial - investor owned	1,150	—	—	1,150	1,150
Commercial - owner occupied	1,212	—	—	1,212	1,212
Residential	776	74	—	850	776
Other	1	—	21	22	—
Total	$19,462	$74	$24	$19,560	$5,251

	December 31, 2021
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$17,052	$2,783	$1,703	$21,538	$5,685
Real estate:
Commercial - investor owned	1,575	—	—	1,575	168
Commercial - owner occupied	2,839	—	—	2,839	2,550
Residential	1,971	76	1	2,048	1,348
Other	12	—	12	24	—
Total	$23,449	$2,859	$1,716	$28,024	$9,751

The total nonperforming loan balances at June 30, 2022 and December 31, 2021 exclude government guaranteed balances of $6.1 million and $6.5 million, respectively.

No interest income was recognized on nonaccrual loans during the three and six months ended June 30, 2022 or 2021.

The amortized cost basis of collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	June 30, 2022
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$4,271	$37	$5,676
Real estate:
Commercial - investor owned	1,193	1,150	—
Commercial - owner occupied	—	19	—
Residential	—	850	—
Total	$5,464	$2,056	$5,676

	December 31, 2021
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$4,271	$209	$9,312
Real estate:
Commercial - investor owned	169	1,200	—
Commercial - owner occupied	2,807	32	—
Residential	—	2,048	—
Total	$7,247	$3,489	$9,312

There were no loans restructured during the three or six months ended June 30, 2022 or 2021.

No troubled debt restructurings subsequently defaulted during the three or six months ended June 30, 2022 or 2021.

The aging of the recorded investment in past due loans by class is presented as of the dates indicated.

	June 30, 2022
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$10,960	$5,227	$16,187	$3,580,514	$3,596,701
Real estate:
Commercial - investor owned	5,856	—	5,856	2,167,784	2,173,640
Commercial - owner occupied	6,052	199	6,251	2,114,484	2,120,735
Construction and land development	—	—	—	724,163	724,163
Residential	578	454	1,032	412,695	413,727
Other	22	21	43	240,167	240,210
Total	$23,468	$5,901	$29,369	$9,239,807	$9,269,176

	December 31, 2021
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$24,447	$14,158	$38,605	$3,353,770	$3,392,375
Real estate:
Commercial - investor owned	3,880	—	3,880	2,137,263	2,141,143
Commercial - owner occupied	10,070	289	10,359	2,025,426	2,035,785
Construction and land development	24	—	24	734,049	734,073
Residential	3,181	1,305	4,486	449,566	454,052
Other	37	11	48	260,166	260,214
Total	$41,639	$15,763	$57,402	$8,960,240	$9,017,642

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

The recorded investment by risk category of loans by class and year of origination is presented in the following tables as of the dates indicated:

	June 30, 2022
	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$772,231	$871,166	$365,734	$215,249	$81,055	$116,448	$2,756	$953,568	$3,378,207
Watch (7)	25,384	16,809	18,519	2,121	8,315	10,578	360	76,292	158,378
Classified (8-9)	6,131	12,518	4,440	3,839	1,350	284	121	13,065	41,748
Total Commercial and industrial	$803,746	$900,493	$388,693	$221,209	$90,720	$127,310	$3,237	$1,042,925	$3,578,333

Commercial real estate-investor owned
Pass (1-6)	$329,489	$599,145	$398,097	$283,247	$142,431	$264,598	$595	$49,606	$2,067,208
Watch (7)	18,755	14,058	30,767	10,811	78	14,338	—	—	88,807
Classified (8-9)	2,317	—	198	824	333	5,292	50	—	9,014
Total Commercial real estate-investor owned	$350,561	$613,203	$429,062	$294,882	$142,842	$284,228	$645	$49,606	$2,165,029

Commercial real estate-owner occupied
Pass (1-6)	$280,474	$571,629	$399,477	$251,344	$136,528	$307,517	$—	$53,056	$2,000,025
Watch (7)	3,272	9,596	14,412	4,590	13,986	9,145	—	800	55,801
Classified (8-9)	977	128	568	10,379	15,975	13,650	—	94	41,771
Total Commercial real estate-owner occupied	$284,723	$581,353	$414,457	$266,313	$166,489	$330,312	$—	$53,950	$2,097,597

Construction real estate
Pass (1-6)	$169,592	$310,168	$144,451	$32,339	$23,588	$12,255	$—	$8,460	$700,853
Watch (7)	16,431	—	501	—	1,181	2,236	—	—	20,349
Classified (8-9)	—	—	—	12	413	17	—	—	442
Total Construction real estate	$186,023	$310,168	$144,952	$32,351	$25,182	$14,508	$—	$8,460	$721,644

Residential real estate
Pass (1-6)	$30,367	$89,475	$59,283	$23,991	$11,825	$97,936	$518	$92,605	$406,000
Watch (7)	116	856	—	81	357	1,363	—	24	2,797
Classified (8-9)	159	402	—	56	795	1,425	—	6	2,843
Total residential real estate	$30,642	$90,733	$59,283	$24,128	$12,977	$100,724	$518	$92,635	$411,640

Other
Pass (1-6)	$4,150	$96,456	$63,634	$20,203	$21,965	$19,695	$—	$10,978	$237,081
Watch (7)	—	—	—	—	2	2,341	—	—	2,343
Classified (8-9)	—	—	—	7	7	13	—	1	28
Total Other	$4,150	$96,456	$63,634	$20,210	$21,974	$22,049	$—	$10,979	$239,452

Total loans classified by risk category	$1,659,845	$2,592,406	$1,500,081	$859,093	$460,184	$879,131	$4,400	$1,258,555	$9,213,695
Total loans classified by performing status									55,481
Total loans									$9,269,176

	December 31, 2021
	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,180,601	$477,374	$317,869	$132,851	$116,738	$82,846	$11,648	$854,102	$3,174,029
Watch (7)	35,005	17,502	9,404	9,880	12,217	10,979	4,037	53,595	152,619
Classified (8-9)	14,917	3,530	3,840	1,689	2,988	813	787	10,996	39,560
Total Commercial and industrial	$1,230,523	$498,406	$331,113	$144,420	$131,943	$94,638	$16,472	$918,693	$3,366,208

Commercial real estate-investor owned
Pass (1-6)	$651,740	$476,946	$346,245	$146,107	$112,043	$217,808	$3,625	$68,236	$2,022,750
Watch (7)	16,871	35,908	32,755	1,003	502	17,478	300	2,062	106,879
Classified (8-9)	1,376	3,135	835	817	1,159	4,141	—	50	11,513
Total Commercial real estate-investor owned	$669,987	$515,989	$379,835	$147,927	$113,704	$239,427	$3,925	$70,348	$2,141,142

Commercial real estate-owner occupied
Pass (1-6)	$604,975	$423,263	$278,830	$164,210	$140,515	$235,973	$250	$48,349	$1,896,365
Watch (7)	12,825	13,585	4,301	16,774	10,274	15,764	—	300	73,823
Classified (8-9)	2,048	556	9,181	17,016	6,432	6,959	—	—	42,192
Total Commercial real estate-owner occupied	$619,848	$437,404	$292,312	$198,000	$157,221	$258,696	$250	$48,649	$2,012,380

Construction real estate
Pass (1-6)	$310,140	$229,396	$70,531	$35,936	$14,860	$7,180	$568	$2,992	$671,603
Watch (7)	28,947	15,348	60	1,199	11,068	2,330	—	—	58,952
Classified (8-9)	—	—	387	419	—	22	—	—	828
Total Construction real estate	$339,087	$244,744	$70,978	$37,554	$25,928	$9,532	$568	$2,992	$731,383

Residential real estate
Pass (1-6)	$116,352	$66,481	$21,356	$14,841	$24,778	$103,840	$9,980	$87,146	$444,774
Watch (7)	2,425	2	622	1,157	248	1,305	—	79	5,838
Classified (8-9)	414	169	554	—	12	2,024	—	—	3,173
Total residential real estate	$119,191	$66,652	$22,532	$15,998	$25,038	$107,169	$9,980	$87,225	$453,785

Other
Pass (1-6)	$108,209	$68,806	$22,684	$23,145	$6,924	$13,832	$1,500	$9,166	$254,266
Watch (7)	—	—	—	4	—	2,440	—	1	2,445
Classified (8-9)	—	—	10	10	—	16	—	2	38
Total Other	$108,209	$68,806	$22,694	$23,159	$6,924	$16,288	$1,500	$9,169	$256,749

Total loans classified by risk category	$3,086,845	$1,832,001	$1,119,464	$567,058	$460,758	$725,750	$32,695	$1,137,076	$8,961,647
Total loans classified by performing status									55,995
Total loans									$9,017,642

In the tables above, loan originations in 2022 and 2021 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	June 30, 2022
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$18,365	$3	$18,368
Real estate:
Commercial - investor owned	8,611	—	8,611
Commercial - owner occupied	23,138	—	23,138
Construction and land development	2,519	—	2,519
Residential	2,087	—	2,087
Other	737	21	758
Total	$55,457	$24	$55,481

	December 31, 2021
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,166	$1	$26,167
Real estate:
Commercial - investor owned	1	—	1
Commercial - owner occupied	23,405	—	23,405
Construction and land development	2,690	—	2,690
Residential	267	—	267
Other	3,453	12	3,465
Total	$55,982	$13	$55,995

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$2,619,588	$2,481,173
Letters of credit	66,739	77,314

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2022 and December 31, 2021, approximately $257.5 million and $238.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $8.1 million and $7.6 million for estimated losses attributable to the unadvanced commitments at June 30, 2022 and December 31, 2021, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2022, the approximate remaining terms of standby letters of credit range from 1 month to 11 years.

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

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not enter into derivative financial instruments for trading purposes.

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

(in thousands)
Notional	Fixed Rate	Maturity Date
$15,465	2.60%	March 15, 2024
$14,433	2.60%	March 30, 2024
$18,558	2.64%	March 15, 2026
$13,506	2.64%	March 17, 2026

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates an additional $0.3 million will be reclassified as a decrease to interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments:
Interest rate swap	$61,962	$61,962	$755	$—	$—	$2,911

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$901,995	$918,698	$12,559	$12,869	$12,589	$12,883

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

As of June 30, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$13,314	$—	$13,314	$373	$12,773	$168

Liabilities:
Interest rate swap	$12,589	$—	$12,589	$373	$—	$12,216
Securities sold under agreements to repurchase	206,695	—	206,695	—	206,695	—

As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$12,869	$—	$12,869	$1,033	$—	$11,836

Liabilities:
Interest rate swap	$15,794	$—	$15,794	$1,033	$14,031	$730
Securities sold under agreements to repurchase	331,006	—	331,006	—	331,006	—

As of June 30, 2022, the fair value of derivatives in a net liability position was $12.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. Furthermore, the Company has received cash collateral from derivative counterparties on contracts that were in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$231,673	$—	$231,673
Obligations of states and political subdivisions	—	416,835	—	416,835
Agency mortgage-backed securities	—	636,788	—	636,788
U.S. Treasury bills	—	194,628	—	194,628
Corporate debt securities	—	13,353	—	13,353
Total securities available for sale	—	1,493,277	—	1,493,277
Other investments	—	2,734	—	2,734
Derivatives	—	13,314	—	13,314
Total assets	$—	$1,509,325	$—	$1,509,325

Liabilities
Derivatives	$—	$12,589	$—	$12,589
Total liabilities	$—	$12,589	$—	$12,589

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$173,511	$—	$173,511
Obligations of states and political subdivisions	—	575,084	—	575,084
Residential mortgage-backed securities	—	513,859	—	513,859
U.S. Treasury bills	—	91,170	—	91,170
Corporate debt securities	—	12,382	—	12,382
Total securities available-for-sale	—	1,366,006	—	1,366,006
Other investments	—	3,012	—	3,012
Derivative financial instruments	—	12,869	—	12,869
Total assets	$—	$1,381,887	$—	$1,381,887

Liabilities
Derivatives	$—	$15,794	$—	$15,794
Total liabilities	$—	$15,794	$—	$15,794

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	June 30, 2022
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate	$280	$—	$—	$280
Loan servicing asset	3,413	—	3,413	—
Total	$3,693	$—	$3,413	$280

	December 31, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonaccrual loans	$6,406	$—	$—	$6,406
Other real estate	632	—	—	632
Loan servicing asset	3,146	—	3,146	—
Total	$10,184	$—	$3,146	$7,038

The following table presents the losses recorded in earnings in relation to assets measured on a nonrecurring basis and still held as of the reporting date.

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Nonaccrual loans	$—	$—	$(1,781)	$(1,742)
Other real estate	(40)	—	(161)	—
Loan servicing asset	(276)	—	(120)	—
Total	$(316)	$—	$(2,062)	$(1,742)

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	June 30, 2022			December 31, 2021
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$617,767	$537,575	Level 2	$429,681	$434,672	Level 2
Other investments	58,540	58,540	Level 2	56,884	56,884	Level 2
Loans held for sale	4,615	4,615	Level 2	6,389	6,389	Level 2
Loans, net	9,128,630	9,008,274	Level 3	8,872,601	8,869,891	Level 3
State tax credits, held for sale	31,746	34,168	Level 3	27,994	30,686	Level 3
Servicing asset	5,022	5,127	Level 2	6,714	6,714	Level 2

Balance sheet liabilities
Certificates of deposit	$585,201	$571,337	Level 3	$608,293	$606,177	Level 3
Subordinated debentures and notes	155,164	154,453	Level 2	154,899	155,972	Level 2
FHLB advances	50,000	49,977	Level 2	50,000	51,527	Level 2
Other borrowings and notes payable	226,695	226,695	Level 2	353,863	353,863	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY

Share Repurchases/Retirement

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

In the second quarter 2022, the Company retired 1,980,093 shares of treasury stock. The transaction decreased additional paid in capital by $27.7 million and retained earnings by $45.8 million.

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income after-tax by component:

Three months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, March 31, 2022	$(74,279)	$15,177	$(158)	$(59,260)
Net change	$(49,242)	$(701)	$722	$(49,221)
Balance, June 30, 2022	$(123,521)	$14,476	$564	$(108,481)

Balance, March 31, 2021	$11,400	$18,159	$(3,382)	$26,177
Net change	$2,850	$(837)	$82	$2,095
Balance, June 30, 2021	$14,250	$17,322	$(3,300)	$28,272

Six months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	(128,595)	(1,405)	2,742	(127,258)
Transfer from available-for-sale to held-to-maturity	$(197)	$197	$—	$—
Balance, June 30, 2022	$(123,521)	$14,476	$564	$(108,481)

Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	$(8,070)	$(1,986)	$1,208	$(8,848)
Balance, June 30, 2021	$14,250	$17,322	$(3,300)	$28,272

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended June 30,
	2022			2021
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale debt securities	$(65,832)	$(16,590)	$(49,242)	$3,795	$945	$2,850
Reclassification of gain on held-to-maturity securities(a)	(937)	(236)	(701)	(1,115)	(278)	(837)
Change in unrealized gain (loss) on cash flow hedges arising during the period	715	180	535	(273)	(68)	(205)
Reclassification of loss on cash flow hedges(a)	250	63	187	382	95	287
Total other comprehensive income (loss)	$(65,804)	$(16,583)	$(49,221)	$2,789	$694	$2,095

	Six months ended June 30,
	2022			2021
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized loss on available-for-sale debt securities	$(171,918)	$(43,323)	$(128,595)	$(10,746)	$(2,676)	$(8,070)
Reclassification of gain on held-to-maturity securities(a)	(1,879)	(474)	(1,405)	(2,644)	(658)	(1,986)
Change in unrealized gain on cash flow hedges arising during the period	3,056	770	2,286	855	213	642
Reclassification of loss on cash flow hedges(a)	609	153	456	754	188	566
Total other comprehensive loss	$(170,132)	$(42,874)	$(127,258)	$(11,781)	$(2,933)	$(8,848)

(a)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents miscellaneous income and other expense components that exceed one percent of the aggregate of total interest income and other income in one or more of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Other income:
Bank-owned life insurance	$748	$728	$1,782	$1,452
Private equity fund distribution	240	2,015	428	2,565
Other income	1,224	2,738	6,210	5,732
Total other noninterest income	$2,212	$5,481	$8,420	$9,749

Other expense:
Amortization of intangibles	$1,328	$1,312	$2,758	$2,727
Banking expense	1,911	1,536	3,412	2,730
Deposit costs	5,905	3,441	10,165	5,783
FDIC and other insurance	1,623	1,368	3,478	2,331
Loan, legal expenses	2,502	1,727	4,235	3,310
Outside services	1,366	1,251	2,628	2,488
Other expense	5,799	4,061	11,708	7,878
Total other noninterest expense	$20,434	$14,696	$38,384	$27,247

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects remain uncertain. Continued deterioration in general business and economic conditions, including the tight labor market, supply chain disruptions, inflationary pressures, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. While there is no assurance that any list of risks and uncertainties or risk factors is complete, other important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: our ability to efficiently integrate acquisitions, including the FCBP acquisition, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic and market conditions, high unemployment rates, higher inflation and its impacts, U.S. fiscal debt, budget and tax matters, and any slowdown in global economic growth; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services; changes in accounting policies and practices or accounting standards; changes in the method of determining LIBOR and the phase-out of LIBOR; natural disasters; terrorist activities, war and geopolitical matters (including the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, including the COVID-19 pandemic, and their effects on economic and business environments in which we operate, including the ongoing disruption to the financial market and other economic activity caused by the continuing COVID-19 pandemic; and other risks discussed under the caption “Risk Factors” under Part 1, Item 1A of our 2021 Annual Report on Form 10-K, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2022 compared to the financial condition as of December 31, 2021. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended June 30, 2022, compared to the linked first quarter (“linked quarter”) in 2022 and the results of operations, liquidity and cash flows for the six months ended June 30, 2022 compared to the same period in 2021. In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2021. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

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

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $140.5 million at June 30, 2022 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $3.2 million. Conversely, the allowance would have increased $48.4 million using only the downside scenario.

Executive Summary

The Company closed its acquisition of FCBP on July 21, 2021. The results of operations of FCBP are included in our results from this date forward.

Below are highlights of the Company’s financial performance for the periods indicated.

(in thousands, except per share data)	Three months ended			At or for the six months ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
EARNINGS
Total interest income	$116,069	$106,581	$87,401	$222,650	$172,361
Total interest expense	6,456	5,416	5,663	11,872	11,500
Net interest income	109,613	101,165	81,738	210,778	160,861
Provision (benefit) for credit losses	658	(4,068)	(2,669)	(3,410)	(2,623)
Net interest income after provision (benefit) for credit losses	108,955	105,233	84,407	214,188	163,484
Total noninterest income	14,194	18,641	16,204	32,835	27,494
Total noninterest expense	65,424	62,800	52,456	128,224	105,340
Income before income tax expense	57,725	61,074	48,155	118,799	85,638
Income tax expense	12,576	13,381	9,750	25,957	17,307
Net income	$45,149	$47,693	$38,405	$92,842	$68,331
Preferred stock dividends	938	1,229	—	2,167	—
Net income available to common shareholders	$44,211	$46,464	$38,405	$90,675	$68,331

Basic earnings per share	$1.19	$1.23	$1.23	$2.42	$2.19
Diluted earnings per share	$1.19	$1.23	$1.23	$2.41	$2.18

Return on average assets	1.34%	1.42%	1.50%	1.38%	1.36%
Return on average common equity	12.65%	12.87%	13.79%	12.76%	12.45%
Return on average tangible common equity[1]	17.44%	17.49%	18.44%	17.46%	16.71%
Net interest margin (tax equivalent)	3.55%	3.28%	3.46%	3.41%	3.48%
Efficiency ratio	52.84%	52.42%	53.56%	52.63%	55.93%
Core efficiency ratio[1]	52.81%	52.43%	51.86%	52.62%	53.38%
Book value per common share	$36.97	$37.35	$35.86
Tangible book value per common share[1]	$26.63	$27.06	$26.85

ASSET QUALITY
Net charge-offs (recoveries)	$(175)	$1,521	$869	$1,346	$6,516
Nonperforming loans	19,560	21,160	42,252
Classified assets	96,801	93,199	100,063
Nonperforming loans to total loans	0.21%	0.23%	0.58%
Nonperforming assets to total assets	0.16%	0.17%	0.44%
ACL on loans to total loans	1.52%	1.54%	1.77%
Net charge-offs (recoveries) to average loans (annualized)	(0.01)%	0.07%	0.05%	0.03%	0.18%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•The Company was active in continuing to support its customers in the PPP. Details of PPP loans are noted in the following table:

	Quarter ended			At or for the six months ended
(in thousands)	June 30, 2022	March 31, 2022	Jun 30, 2021	June 30, 2022	June 30, 2021
PPP loans outstanding, net of deferred fees	$49,175	$134,084	$396,660	$49,175	$396,660
Average PPP loans outstanding, net	89,152	194,382	664,375	141,476	678,268
PPP interest and fee income recognized	1,557	2,858	7,940	4,415	16,415
PPP deferred fees remaining	524	1,851	12,243	524	12,243
PPP average yield	7.01%	5.96%	4.79%	6.29%	4.88%

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

•Pre-provision net revenue1 (“PPNR”) of $58.4 million in the second quarter 2022 increased $1.4 million from the linked quarter PPNR of $57.0 million. PPNR of $115.4 million for the six months ended June 30, 2022 increased $27.3 million from $88.1 million in the prior year period. The increase from the linked quarter was primarily due to an increase in net interest income from an increase in market interest rates, partially offset by a decline in noninterest income and an increase in noninterest expense. The increase from the prior year quarter was primarily due to the acquisition of FCBP in the third quarter 2021, partially offset by a decline in PPP income.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $109.6 million for the second quarter 2022 increased $8.4 million from $101.2 million in the linked quarter. Net interest margin (“NIM”) was 3.55% for the second quarter 2022, compared to 3.28% for the linked quarter. Net interest income and NIM benefited from an increase in market interest rates, organic loan growth and a reallocation of excess liquidity into the investment portfolio. Net interest income of $210.8 million for the six months ended June 30, 2022 increased $49.9 million from $160.9 million in the prior year period. The year-to-date increase over the prior year was due primarily to the acquisition of FCBP, an increase in market interest rates, and growth in the loan and investment portfolios, partially offset by a decline in PPP income.

•Noninterest income of $14.2 million for the second quarter 2022 decreased $4.4 million from $18.6 million in the linked quarter. A decline in tax credit income from a seasonally strong linked quarter and a decline in other income were the primary drivers of the linked quarter decrease. Noninterest income of $32.8 million for the six months ended June 30, 2022 increased $5.3 million from $27.5 million in the prior year period. The year-to-date increase over the prior period was due primarily to an increase in noninterest income from the FCBP acquisition and higher tax credit income due to a low volume quarter in the prior year.

Balance sheet highlights:

•Loans – Total loans increased $251.5 million to $9.3 billion at June 30, 2022, compared to $9.0 billion at December 31, 2021. PPP loans declined $222.8 million. Excluding PPP, loans grew $474.3 million, or 11%, on an annualized basis from December 31, 2021. Loan growth was well-distributed between the geographic regions and the specialty lending niches. Average loans totaled $9.1 billion for the six months ended June 30, 2022 compared to $7.3 billion for the six months ended June 30, 2021.

•Deposits – Total deposits decreased $251.2 million, to $11.1 billion at June 30, 2022 from $11.3 billion at December 31, 2021. The decline in deposits was concentrated in interest-bearing demand and money market accounts that were not relationship-based and reflects a shift in our deposit mix aligned with our disciplined focus on relationship-based, lower-cost deposits. Average deposits totaled $11.5 billion for the six months ended June 30, 2022, compared to $8.4 billion for the six months ended June 30, 2021. Noninterest deposit accounts represented 42.8% of total deposits and the loan to deposit ratio was 83.6% at June 30, 2022.

•Asset quality – The allowance for credit losses on loans to total loans was 1.52% at June 30, 2022, compared to 1.61% at December 31, 2021. Nonperforming assets to total assets was 0.16% at June 30, 2022 compared to 0.23% at December 31, 2021. Due to the improvement in credit quality and macroeconomic forecasts, a provision benefit of $3.4 million was recorded in the first six months of 2022, compared to a provision benefit of $2.6 million in the comparable prior year period. Loan growth and the provision benefit in the first six months of 2022 contributed to the decline in the ratio of allowance for credit losses to total loans.

•Shareholders’ equity – Total shareholders’ equity was $1.45 billion at June 30, 2022, compared to $1.53 billion at December 31, 2021, and the tangible common equity to tangible assets ratio2 was 7.80% at June 30, 2022 compared to 8.13% at December 31, 2021. The decline in the tangible common equity ratio was primarily due to a $127.3 million decrease in accumulated other comprehensive income, mainly from a decrease in the fair value of the available-for-sale investment portfolio. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at June 30, 2022. In June 2022, the Company retired 1,980,093 shares of treasury stock and returned them to authorized and unissued shares.

The Company repurchased 700,473 shares totaling $32.9 million in the first six months of 2022 for an average price of $47.00 per share. The shares acquired in 2022 complete the share repurchase plan authorized by the Board of Directors on April 29, 2021. On May 4, 2022, the Board of Directors approved a new plan that authorized the repurchase of up to 2,000,000 shares of common stock. No shares have been repurchased under the recently-approved plan.

The Company’s Board of Directors approved a quarterly dividend of $0.23 per common share, payable on September 30, 2022 to shareholders of record as of September 15, 2022, an increase of $0.01, or 5.0%, compared to the second quarter 2022. The Board of Directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) June 15, 2022 to (but excluding) September 15, 2022. The dividend will be payable on September 15, 2022 to shareholders of record on August 31, 2022.

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

	Three months ended June 30,			Three months ended March 31,			Three months ended June 30,
	2022			2022			2021
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$9,109,131	$102,328	4.51%	$9,005,875	$96,301	4.34%	$7,306,471	$79,162	4.35%
Taxable securities	1,209,498	6,894	2.29	1,151,743	5,699	2.01	856,439	4,706	2.20
Non-taxable securities[2]	858,621	6,050	2.83	772,226	5,270	2.77	646,143	4,520	2.81
Total securities	2,068,119	12,944	2.51	1,923,969	10,969	2.31	1,502,582	9,226	2.46
Interest-earning deposits	1,401,961	2,496	0.71	1,781,272	817	0.19	806,928	237	0.12
Total interest-earning assets	12,579,211	117,768	3.76	12,711,116	108,087	3.45	9,615,981	88,625	3.70
Noninterest-earning assets	949,263			902,887			665,363
Total assets	$13,528,474			$13,614,003			$10,281,344

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,329,431	$659	0.11%	$2,505,319	$536	0.09%	$1,985,811	$336	0.07%
Money market accounts	2,767,595	2,270	0.33	2,872,302	1,460	0.21	2,344,871	988	0.17
Savings	854,860	70	0.03	817,431	66	0.03	718,193	52	0.03
Certificates of deposit	591,091	851	0.58	607,133	797	0.53	522,633	1,091	0.84
Total interest-bearing deposits	6,542,977	3,850	0.24	6,802,185	2,859	0.17	5,571,508	2,467	0.18
Subordinated debentures	155,092	2,257	5.84	154,959	2,220	5.81	203,849	2,847	5.60
FHLB advances	50,000	197	1.58	50,000	195	1.58	50,000	197	1.58
Securities sold under agreements to repurchase	202,537	41	0.08	262,252	60	0.09	209,062	58	0.11
Other borrowed funds	21,413	111	2.08	22,841	82	1.46	27,147	94	1.39
Total interest-bearing liabilities	6,972,019	6,456	0.37	7,292,237	5,416	0.30	6,061,566	5,663	0.37
Noninterest bearing liabilities:
Demand deposits	4,987,455			4,692,027			3,008,703
Other liabilities	94,733			93,518			94,106
Total liabilities	12,054,207			12,077,782			9,164,375
Shareholders' equity	1,474,267			1,536,221			1,116,969
Total liabilities & shareholders' equity	$13,528,474			$13,614,003			$10,281,344
Net interest income		$111,312			$102,671			$82,962
Net interest spread			3.39%			3.15%			3.33%
Net interest margin			3.55%			3.28%			3.46%
1 Average balances include nonaccrual loans. Interest income includes loan fees of $4.2 million, $5.2 million, and $7.6 million for the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, respectively.
2 Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $1.7 million, $1.5 million, and $1.2 million for the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, respectively.

	Six months ended June 30,
	2022			2021
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$9,057,788	$198,629	4.42%	$7,249,938	$156,234	4.35%
Taxable securities	1,180,780	12,593	2.15	852,802	9,425	2.23
Non-taxable securities[2]	815,662	11,320	2.80	607,377	8,619	2.86
Total securities	1,996,442	23,913	2.42	1,460,179	18,044	2.49
Interest-earning deposits	1,590,569	3,313	0.42	743,645	426	0.12
Total interest-earning assets	12,644,799	225,855	3.60	9,453,762	174,704	3.73
Noninterest-earning assets	926,203			657,879
Total assets	$13,571,002			$10,111,641

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,416,889	$1,194	0.10%	$1,936,707	$664	0.07%
Money market accounts	2,819,659	3,730	0.27	2,347,716	1,963	0.17
Savings	836,249	137	0.03	686,603	100	0.03
Certificates of deposit	599,067	1,648	0.55	529,860	2,403	0.91
Total interest-bearing deposits	6,671,864	6,709	0.20	5,500,886	5,130	0.19
Subordinated debentures	155,026	4,477	5.82	203,772	5,666	5.61
FHLB advances	50,000	392	1.58	50,000	392	1.58
Securities sold under agreements to repurchase	232,229	101	0.09	220,233	118	0.11
Other borrowed funds	22,123	193	1.76	27,894	194	1.40
Total interest-bearing liabilities	7,131,242	11,872	0.34	6,002,785	11,500	0.39
Noninterest bearing liabilities:
Demand deposits	4,840,558			2,893,939
Other liabilities	94,129			108,135
Total liabilities	12,065,929			9,004,859
Shareholders' equity	1,505,073			1,106,782
Total liabilities & shareholders' equity	$13,571,002			$10,111,641
Net interest income		$213,983			$163,204
Net interest spread			3.26%			3.34%
Net interest margin			3.41%			3.48%

1 Average balances include nonaccrual loans. Interest income includes loan fees of $9.3 million and $15.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
2 Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $3.2 million and $2.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended June 30, 2022			Six months ended June 30, 2022
	compared to			compared to
	Three months ended March 31, 2022			Six months ended June 30, 2021
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Loans(3)	1,381	4,646	6,027	39,603	2,792	42,395
Taxable securities	316	879	1,195	3,509	(341)	3,168
Non-taxable securities(3)	653	127	780	2,895	(194)	2,701
Interest-earning deposits	(213)	1,892	1,679	871	2,016	2,887
Total interest-earning assets	$2,137	$7,544	$9,681	$46,878	$4,273	$51,151

Interest paid on:
Interest-bearing demand accounts	$(30)	$153	$123	$191	$339	$530
Money market accounts	(55)	865	810	454	1,313	1,767
Savings	4	—	4	24	13	37
Certificates of deposit	(21)	75	54	283	(1,038)	(755)
Subordinated debentures	5	32	37	(1,401)	212	(1,189)
FHLB advances	—	2	2	—	—	—
Securities sold under agreements to repurchase	(12)	(7)	(19)	6	(23)	(17)
Other borrowings	(5)	34	29	(44)	43	(1)
Total interest-bearing liabilities	(114)	1,154	1,040	(487)	859	372
Net interest income	$2,251	$6,390	$8,641	$47,365	$3,414	$50,779
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) of $111.3 million for the three months ended June 30, 2022 increased $8.6 million, from $102.7 million in the linked quarter. The increase in net interest income from the linked quarter was primarily due to an increase in the earning asset yield from an increase in market interest rates that was further enhanced by a stronger earning asset mix. The Federal Open Markets Committee increased the target federal funds rate by 125 basis points in the second quarter of 2022. Net interest income has benefited from interest rate increases due to the asset-sensitive position of the balance sheet. The Company also continued to redeploy part of its excess liquidity into the investment portfolio during the second quarter, increasing investments $244.2 million over the linked quarter, when excluding mark-to-market fluctuations.

Net interest income (on a tax equivalent basis) for the six months ended June 30, 2022 of $214.0 million increased $50.8 million, over $163.2 million in the prior year period. The year-to-date increase over the prior year was primarily due to the FCBP acquisition and an increase in market interest rates, including a 150 basis point increase in the target federal funds rate during the first six months of 2022. Organic growth in the loan portfolio and the continued increase in the investment portfolio has also benefited net interest income.

The current quarter and year-to-date increases in net interest income were partially offset by a decline in PPP income. PPP income in the second quarter 2022 was $1.6 million, compared to $2.9 million in the linked quarter. PPP income was $4.4 million for the six months ended June 30, 2022, compared to $16.4 million in the comparable prior year period.

NIM was 3.55% for the second quarter 2022, an increase of 27 basis points from 3.28% in the linked quarter. The increase in NIM from the linked quarter was primarily due to higher yields on loans, investments and interest-earning deposits due to an increase in market interest rates, including the 125 basis point increase in the federal funds rate. The average loan yield was 4.51% in the second quarter 2022, an increase of 17 basis points from 4.34% in the linked quarter. The average loan yield increased due to the repricing of variable-rate loans and the origination of new loans at an average rate of 4.71% (as of June 30, 2022). Approximately 20% of the variable-rate loan portfolio reprices on the first day of each quarter and did not increase with the current quarter’s rate movement, but these loan rates will reset early in the third quarter 2022. The average investment yield was 2.51%, an increase of 20 basis points from the linked quarter. The investment yield increased due to the purchase of new investments at higher yields due to the expansion of the investment portfolio and the reinvestment of cash flows. Investments purchased in the second quarter 2022 had a tax equivalent average yield of 2.99%.

NIM was 3.41% for the six months ended June 30, 2022, a decrease of seven basis points, from 3.48% in the prior year period. The decrease in NIM over the prior year period was primarily due to excess liquidity from deposit growth and PPP that increased the ratio of interest-earning deposits to interest earning assets.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
(in thousands)	June 30, 2022	March 31, 2022	Increase (decrease)		June 30, 2022	June 30, 2021	Increase (decrease)
Deposit service charges	$4,749	$4,163	$586	14%	$8,912	$6,946	$1,966	28%
Wealth management revenue	2,533	2,622	(89)	(3)%	5,155	4,999	156	3%
Card services revenue	3,514	3,040	474	16%	6,554	5,471	1,083	20%
Tax credit income	1,186	2,608	(1,422)	(55)%	3,794	329	3,465	1,053%
Other income	2,212	6,208	(3,996)	(64)%	8,420	9,749	(1,329)	(14)%
Total noninterest income	$14,194	$18,641	$(4,447)	(24)%	$32,835	$27,494	$5,341	19%

Total noninterest income for the second quarter 2022 was $14.2 million, a decrease of $4.4 million from $18.6 million in the linked quarter. The decrease from the linked quarter was primarily due to decreases in tax credit and other income. Tax credit income is typically higher in the fourth and first quarter of each year and experiences a seasonal decline during the second and third quarters. Certain tax credit investment projects are carried at fair value. Rising interest rates also reduced tax credit income due to the impact on tax credit projects carried at fair value. An increase in interest rates will increase the discount rate used in the fair value of these investments, resulting in a lower fair value. Future rate increases may result in fair value changes that will lower tax credit income.

Other income in the current quarter included a combined $0.3 million of income from community development investments and swap income. This compares to $2.2 million of fees from community development investments and $1.2 million of swap income in the linked quarter. Income from community development investments and customer swap fees are not consistent sources and will vary among periods.

Total noninterest income for the six months ended June 30, 2022 was $32.8 million, an increase of $5.3 million from $27.5 million in the prior year period. The increase was primarily due to tax credit income, deposit service charges, and card services. Tax credit project activity and card services volumes have been stronger in 2022 compared to the same period in 2021. The FCBP acquisition also contributed $2.9 million to the overall noninterest income increase in 2022 compared to the prior year period, primarily in deposit service charges. Other income in the first six months of 2022 decreased primarily due to lower private equity fund distributions and lower mortgage banking revenue due to a decline in activity.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
(in thousands)	June 30, 2022	March 31, 2022	Increase (decrease)		June 30, 2022	June 30, 2021	Increase (decrease)
Employee compensation and benefits	$36,028	$35,827	$201	1%	$71,855	$57,694	$14,161	25%
Occupancy	4,309	4,586	(277)	(6)%	8,895	7,280	1,615	22%
Data processing	3,111	3,260	(149)	(5)%	6,371	5,740	631	11%
Professional fees	1,542	1,177	365	31%	2,719	2,288	431	19%
Merger-related expenses	—	—	—	—%	—	5,091	(5,091)	(100)%
Other expense	20,434	17,950	2,484	14%	38,384	27,247	11,137	41%
Total noninterest expense	$65,424	$62,800	$2,624	4%	$128,224	$105,340	$22,884	22%

Efficiency ratio	52.84%	52.42%	0.42%		52.63%	55.93%	(3.30)%
Core efficiency ratio[1]	52.81%	52.43%	0.38%		52.62%	53.38%	(0.57)%

[1] Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.
NM - Not meaningful

Noninterest expense was $65.4 million for the second quarter 2022, an increase of $2.6 million from $62.8 million in the linked quarter. Employee compensation and benefits increased $0.2 million from the linked quarter, which included a $1.2 million increase in ongoing compensation expense that was offset by a $1.2 million decline in payroll taxes. The compensation trend in the linked quarter was primarily driven by performance-based incentive accruals. Other expense and professional fees increased $2.7 million from the linked quarter primarily due to a $1.6 million increase in deposit costs and a $0.8 million increase in loan and legal expenses due to growth in the loan portfolio.

Noninterest expense of $128.2 million for the six months ended June 30, 2022, increased $22.9 million, from $105.3 million in the prior year period. The increase was primarily due to the FCBP acquisition that added $12.8 million in noninterest expense, an increase in employee compensation and benefits from merit increases in 2021, and higher deposit servicing costs. Certain deposit specialty accounts receive an earnings credit that pays costs used to service the customer. These costs are recorded as noninterest expense and will fluctuate with the amount of the underlying deposit balances and the related earnings credit rate. Excluding FCBP, these costs increased $3.3 million to $10.2 million in the six months ended June 30, 2022, compared to $5.8 million in the prior year period. The increase was primarily due to continued success in generating new customer activity in the deposit specialties. Offsetting these increases was a decline of $5.1 million in merger expenses that were recognized in the prior year on the acquisitions of Seacoast Commerce Banc Holdings and FCBP.

Income Taxes

The Company’s effective tax rate was 21.8 % for the second quarter 2022, compared to 21.9% in the linked quarter. The tax rate was relatively stable in the second quarter 2022 compared to the linked quarter. The effective tax rate was 21.8% and 20.2% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax for the first half of 2022 rate has increased over the prior year period due to growth of pre-tax income and the further expansion and diversification of the Company’s geographic footprint which has affected state tax apportionment.

Summary Balance Sheet

(in thousands)	June 30, 2022	December 31, 2021	Increase (decrease)
Total cash and cash equivalents	$944,804	$2,021,689	$(1,076,885)	(53)%
Securities	2,111,044	1,795,687	315,357	18%
Loans (excluding PPP)	9,220,001	8,745,684	474,317	5%
PPP loans, net	49,175	271,958	(222,783)	(82)%
Total assets	13,084,506	13,537,358	(452,852)	(3)%
Deposits	11,092,618	11,343,799	(251,181)	(2)%
Total liabilities	11,637,094	12,008,242	(371,148)	(3)%
Total shareholders’ equity	1,447,412	1,529,116	(81,704)	(5)%

Total assets were $13.1 billion at June 30, 2022, a decrease of $425.9 million from December 31, 2021. Cash and cash equivalents declined $1.1 billion, primarily due to organic loan growth, the deployment of excess liquidity into the investment portfolio and managed outflows in the deposit portfolio. New loan production and an increase in line utilization increased the loan portfolio, net of PPP. Total liabilities of $11.6 billion, decreased $371.1 million from December 31, 2021. A decrease in deposits was primarily driven from the Company’s focus on relationship-based, low-cost accounts that resulted in certain deposit account outflows.

Loans by Type

The Company has a diversified loan portfolio, with no concentration of credit in any one economic sector; however, a substantial portion of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	June 30, 2022	December 31, 2021	Increase (decrease)
Commercial and industrial	$3,596,701	$3,392,375	$204,326	6%
Commercial real estate - investor owned	2,173,640	2,141,143	32,497	2%
Commercial real estate - owner occupied	2,120,735	2,035,785	84,950	4%
Construction and land development	724,163	734,073	(9,910)	(1)%
Residential real estate	413,727	454,052	(40,325)	(9)%
Other	240,210	260,214	(20,004)	(8)%
Loans held for investment	$9,269,176	$9,017,642	$251,534	3%

The following table illustrates the change in loans:

(in thousands)	June 30, 2022	December 31, 2021	Increase (decrease)
C&I	$1,702,081	$1,538,155	$163,926	11%
CRE investor owned	1,977,806	1,955,087	22,719	1%
CRE owner occupied	1,118,895	1,112,463	6,432	1%
SBA Loans*	1,284,279	1,241,449	42,830	3%
Sponsor finance*	647,180	508,469	138,711	27%
Life insurance premium financing*	688,035	593,562	94,473	16%
Tax credits*	550,662	486,881	63,781	13%
SBA PPP loans	49,175	271,958	(222,783)	(82)%
Residential real estate	391,867	430,985	(39,118)	(9)%
Construction and land development	626,577	625,526	1,051	—%
Other	232,619	253,107	(20,488)	(8)%
Total loans	$9,269,176	$9,017,642	$251,534	3%

*Specialty loan category

Loans totaled $9.3 billion at June 30, 2022 compared to $9.0 billion at December 31, 2021. PPP loans declined $222.8 million to $49.2 million from continued PPP forgiveness by the SBA. All specialty loan categories increased in the first six months of 2022, particularly sponsor finance loans. Average line draw utilization was 41.9% for the first six months of 2022, compared to 38.5% for the full year of 2021.

Specialty lending products, including sponsor finance, life insurance premium financing, and tax credits, consist primarily of C&I loans. These loans are sourced through relationships developed with estate planning firms and private equity funds and are not bound geographically by our markets. These specialized loan products offer opportunities to expand and diversify geographically by entering new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. Life insurance premium financing and tax credits are typically lower risk products due to the high collateral value securing the loans.

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

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses:

	Quarter ended		Six months ended June 30,
(in thousands)	June 30, 2022	March 31, 2022	2022	2021
Provision (benefit) for credit losses on loans	$1,159	$(4,308)	$(3,149)	$(1,970)
Provision (benefit) for off-balance sheet commitments	(212)	725	513	(332)
Provision (benefit) for held-to-maturity securities	149	(56)	93	—
Recovery of accrued interest	(438)	(429)	(867)	(321)
Provision (benefit) for credit losses	$658	$(4,068)	$(3,410)	$(2,623)

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

A provision for credit losses of $0.7 million was recognized for the second quarter 2022, compared to a benefit of $4.1 million for the linked quarter. While asset quality metrics have remained strong, loan growth and a weakening economic forecast used to calculate the allowance resulted in a provision expense in the second quarter 2022. For the six months ended June 30, 2022 and 2021, a provision benefit was recognized of $3.4 million and $2.6 million, respectively. The net provision benefits during those periods was primarily the result of improved economic forecasts as the economy strengthened and recovered from the COVID-19 pandemic.

The following table summarizes the allocation of the ACL:

	June 30, 2022		December 31, 2021
(in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$65,646	38.8%	$63,825	37.6%
Real estate:
Commercial	49,494	46.3%	53,437	46.3%
Construction and land development	13,180	7.8%	14,536	8.1%
Residential	7,478	4.5%	7,927	5.1%
Other	4,748	2.6%	5,316	2.9%
Total	$140,546	100.0%	$145,041	100.0%

The ACL on loans was 1.52% of loans at June 30, 2022, compared to 1.61% of loans at December 31, 2021. Loan growth, net charge-offs and the net provision benefit in 2022 drove the decrease in the ACL to total loans ratio. Excluding guaranteed loans, the ACL to total loans was 1.69% at June 30, 2022, compared to 1.84% at December 31, 2021.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	June 30, 2022			March 31, 2022
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$(109)	$3,478,438	(0.01)%	$1,369	$3,389,243	0.16%
Real estate:
Commercial	(8)	4,239,384	—%	(256)	4,202,934	(0.02)%
Construction and land development	(14)	754,106	(0.01)%	(21)	738,329	(0.01)%
Residential	(62)	391,013	(0.06)%	362	415,786	0.35%
Other	18	244,131	0.03%	67	256,033	0.11%
Total	$(175)	$9,107,072	(0.01)%	$1,521	$9,002,325	0.07%
(1) Excludes loans held for sale.

	Six months ended
	June 30, 2022			June 30, 2021
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$1,260	$3,432,543	0.07%	$4,163	$3,026,452	0.28%
Real estate:
Commercial	(264)	4,221,415	(0.01)%	2,523	3,129,044	0.16%
Construction and land development	(35)	748,233	(0.01)%	(267)	549,322	(0.10)%
Residential	300	402,748	0.15%	12	307,788	0.01%
Other	85	250,049	0.07%	85	229,457	0.07%
Total	$1,346	$9,054,988	0.03%	$6,516	$7,242,063	0.18%
(1) Excludes loans held for sale.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize provision reversals. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated.

(in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans	$19,462	$23,449
Loans past due 90 days or more and still accruing interest	24	1,716
Troubled debt restructurings	74	2,859
Total nonperforming loans	19,560	28,024
Other real estate	955	3,493
Total nonperforming assets	$20,515	$31,517

Total assets	$13,084,506	$13,537,358
Total loans	9,269,176	9,017,642
Total allowance for credit losses	140,546	145,041

ACL to nonaccrual loans	722%	619%
ACL to nonperforming loans	719%	518%
ACL to total loans	1.52%	1.61%
Nonaccrual loans to total loans	0.21%	0.26%
Nonperforming loans to total loans	0.21%	0.31%
Nonperforming assets to total assets	0.16%	0.23%

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$16,326	$21,538
Commercial real estate	2,362	4,414
Residential real estate	850	2,048
Other	22	24
Total	$19,560	$28,024

The following table summarizes the changes in nonperforming loans:

Six months ended
(in thousands)	June 30, 2022
Nonperforming loans, beginning of period	$28,024
Additions to nonaccrual loans	2,707
Charge-offs	(4,140)
Principal payments	(7,031)
Nonperforming loans, end of period	$19,560

Deposits

(in thousands)	June 30, 2022	December 31, 2021	Increase (decrease)
Noninterest-bearing demand accounts	$4,746,478	$4,578,436	$168,042	4%
Interest-bearing demand accounts	2,197,957	2,465,884	(267,927)	(11)%
Money market accounts	2,726,024	2,890,976	(164,952)	(6)%
Savings accounts	836,958	800,210	36,748	5%
Certificates of deposit:
Brokered	129,064	128,970	94	—%
Other	456,137	479,323	(23,186)	(5)%
Total deposits	$11,092,618	$11,343,799	$(251,181)	(2)%

Demand deposits / total deposits	43%	40%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Three months ended
	June 30, 2022		March 31, 2022		June 30, 2021
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,987,455	—%	$4,692,027	—%	$3,008,703	—%

Interest-bearing demand accounts	2,329,431	0.11	2,505,319	0.09	1,985,811	0.07
Money market accounts	2,767,595	0.33	2,872,302	0.21	2,344,871	0.17
Savings accounts	854,860	0.03	817,431	0.03	718,193	0.03
Certificates of deposit	591,091	0.58	607,133	0.53	522,633	0.84
Total interest-bearing deposits	$6,542,977	0.24	$6,802,185	0.17	$5,571,508	0.18

Total average deposits	$11,530,432	0.13	$11,494,212	0.10	$8,580,211	0.12

Core deposits, defined as total deposits excluding certificates of deposits, were $10.5 billion at June 30, 2022, a decrease of $228.1 million from December 31, 2021. The decrease was primarily in interest-bearing transaction and money market accounts that declined $430.0 million due to the managed run-off of certain interest-rate sensitive, large balance accounts. This reflects a shift in our deposit mix aligned with our disciplined focus on relationship-based, lower-cost deposits. Noninterest-bearing deposit accounts increased $168.0 million from December 31, 2021, principally due to growth in the specialty deposit group. The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $2.4 billion at June 30, 2022 and $2.2 billion at December 31, 2021.

As rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher-yielding deposit products, such as money market accounts or certificates of deposit.

The total cost of deposits was 0.13% for the current quarter, compared to 0.10% for the linked quarter.

Shareholders’ Equity

Shareholders’ equity totaled $1.4 billion at June 30, 2022, a decrease of $81.7 million from December 31, 2021. Significant activity during the first six months of 2022 was as follows:

•increase from net income of $92.8 million,
•net decrease in fair value of securities and cash flow hedges of $127.3 million,
•decrease from shares repurchased of $32.9 million, and
•decrease from dividends paid on common and preferred stock of $18.3 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $952.1 million at June 30, 2022 and $2.0 billion at December 31, 2021. The low interest rate environment, coupled with an uncertain outlook and government stimulus, such as the PPP, has increased liquidity within the banking industry, including the Company. The Company continued to redeploy part of its excess liquidity into the investment portfolio during the six months ended June 30, 2022. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $2.0 billion at June 30,

2022, and included $680 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $1.3 billion could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed, at June 30, 2022, the Company could borrow an additional $778 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1.4 billion available from the Federal Reserve Bank under a pledged loan agreement. The Company has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.7 billion in unused commitments to extend credit as of June 30, 2022. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which is available at June 30, 2022. The line of credit has a one-year term and was renewed in February 2022 for an additional one-year term. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of June 30, 2022, and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	June 30, 2022		December 31, 2021
(in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	10.9%	12.0%	11.3%	12.5%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.5%	12.1%	13.0%	12.5%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.2%	13.1%	14.7%	13.5%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	9.8%	9.4%	9.7%	9.3%	5.0%	4.0%
Tangible common equity to tangible assets[1]	7.8%		8.1%
Common equity tier 1 capital	$1,130,152	$1,242,083	$1,091,823	$1,201,340
Tier 1 capital	1,295,791	1,242,134	1,257,462	1,201,391
Total risk-based capital	1,469,579	1,352,672	1,423,036	1,303,715

[1] Not a required regulatory capital ratio

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:

The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as tangible common equity, PPNR, core efficiency ratio, and the tangible common equity ratio, in this release that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
The Company considers its tangible common equity, PPNR, core efficiency ratio, and the tangible common equity ratio, collectively “core performance measures,” presented in this earnings release and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Performance Measures

	Three months ended			Six months ended
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net interest income	109,613	101,165	81,738	210,778	160,861

Noninterest income	14,194	18,641	16,204	32,835	27,494
Less gain (loss) on sale of other real estate	(90)	19	549	(71)	549
Core noninterest income	14,284	18,622	15,655	32,906	26,945

Total core revenue	123,897	119,787	97,393	243,684	187,806

Noninterest expense	65,424	62,800	52,456	128,224	105,340
Less merger-related expenses	—	—	1,949	—	5,091
Core noninterest expense	65,424	62,800	50,507	128,224	100,249

Core efficiency ratio	52.81%	52.43%	51.86%	52.62%	53.38%

Tangible Common Equity Ratio

(in thousands)	June 30, 2022	December 31, 2021
Shareholders' equity	$1,447,412	$1,529,116
Less preferred stock	71,988	71,988
Less goodwill	365,164	365,164
Less intangible assets	19,528	22,286
Tangible common equity	$990,732	$1,069,678

Total assets	$13,084,506	$13,537,358
Less goodwill	365,164	365,164
Less intangible assets, net	19,528	22,286
Tangible assets	$12,699,814	$13,149,908

Tangible common equity to tangible assets	7.80%	8.13%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the three months ended
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2021
Average shareholder’s equity	$1,474,267	$1,536,221	$1,116,969
Less average preferred stock	71,988	71,988	—
Less average goodwill	365,164	365,164	260,567
Less average intangible assets	20,175	21,540	20,997
Average tangible common equity	$1,016,940	$1,077,529	$835,405

PPNR

	Quarter ended			Six months ended
(in thousands)	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Net interest income	$109,613	$101,165	$81,738	$210,778	$160,861
Noninterest income	14,194	18,641	16,204	32,835	27,494
Less noninterest expense	65,424	62,800	52,456	128,224	105,340
Merger-related expenses	—	—	1,949	—	5,091
PPNR	$58,383	$57,006	$47,435	$115,389	$88,106

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part 1 of this Quarterly Report on Form 10-Q and other cautionary statements set forth elsewhere in this report.

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

The following table summarizes the expected impact of interest rate shocks on net interest income at June 30, 2022:

Rate Shock	Annual % change in net interest income
+ 300 bp	17.4%
+ 200 bp	11.6%
+ 100 bp	5.8%
- 100 bp	(8.4)%
- 200 bp	(14.6)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At June 30, 2022, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

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

We have exposure to LIBOR in various financial contracts. Instruments that may be impacted include loans, securities, debt instruments and derivatives, among other financial contracts indexed to LIBOR. We also have loans that are indirectly linked to LIBOR through reference to the ICE swap rate. We have an internal working group composed of members from legal, credit, finance, operations, risk and audit to monitor developments, develop policies and procedures, assess the impact to the Company, consider relevant options and to determine an appropriate replacement index for affected contracts that expire after the expected discontinuation of LIBOR on June 30, 2023. We are actively working to amend and address impacted contracts to allow for a replacement index. However, amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain circumstances. As of June 30, 2022, the Company’s financial contracts indexed to LIBOR included $1.9 billion in loans (including $560 million indirectly linked to LIBOR through reference to an ICE swap rate), $119 million in borrowings, and $768 million (notional) in derivatives.
In addition, LIBOR is used in the Company’s analysis of the fair value of tax credits and may be referenced in other financial contracts not included in the discussion above.

The Company had $5.9 billion in variable rate loans at June 30, 2022. Of these loans, $3.5 billion have an interest rate floor and 89% of those loans were at or above the floor.

The Company maintains an available-for-sale investment securities portfolio that totaled $1.5 billion at June 30, 2022. This portfolio consists primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At June 30, 2022, the available-for-sale investment portfolio had a net unrealized loss of $165.3 million.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2022. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the risk factors described in such Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	344,666	$45.67	344,666	4,717
May 1, 2022 through May 31, 2022	4,717	44.30	4,717	2,000,000
June 1, 2022 through June 30, 2022	—	—	—	2,000,000
Total	349,383	$45.65	349,383	2,000,000

(a) In April 2021, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. As of May 2022, this plan was depleted. In May 2022, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of July 29, 2022.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer