Form 10-Q
period 2022-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2022-10-28
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022.

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

As of October 25, 2022, the Registrant had 37,223,324 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASU	Accounting Standards Update	FCBP	First Choice Bancorp
Bank	Enterprise Bank & Trust	FHLB	Federal Home Loan Bank
C&I	Commercial and Industrial	GAAP	Generally Accepted Accounting Principles (United States)
CCB	Capital Conservation Buffer	LIBOR	London Interbank Offered Rate
CDFI	Community Development Financial Institution	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	PPP	Paycheck Protection Program
Company	Enterprise Financial Services Corp	SBA	Small Business Administration
CRE	Commercial Real Estate	SBIC	Small Business Investment Company
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
Enterprise	Enterprise Financial Services Corp	SOFR	Secured Overnight Financing Rate

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$264,078	$209,177
Federal funds sold	1,063	1,356
Interest-earning deposits (including $0 and $14,595 pledged as collateral, respectively)	479,735	1,811,156
Total cash and cash equivalents	744,876	2,021,689
Interest-earning deposits greater than 90 days	9,027	6,996
Securities available-for-sale	1,466,912	1,366,006
Securities held-to-maturity, net	646,393	429,681
Loans held-for-sale	785	6,389
Loans	9,354,987	9,017,642
Allowance for credit losses on loans	(140,572)	(145,041)
Total loans, net	9,214,415	8,872,601
Other investments	58,637	59,896
Fixed assets, net	43,882	47,915
Goodwill	365,164	365,164
Intangible assets, net	18,217	22,286
Other assets	426,479	338,735
Total assets	$12,994,787	$13,537,358

Liabilities and Shareholders' Equity
Noninterest-bearing demand accounts	$4,642,539	$4,578,436
Interest-bearing demand accounts	2,270,898	2,465,884
Money market accounts	2,792,766	2,890,976
Savings accounts	824,483	800,210
Certificates of deposit:
Brokered	129,039	128,970
Other	397,869	479,323
Total deposits	11,057,594	11,343,799
Subordinated debentures and notes	155,298	154,899
FHLB advances	—	50,000
Other borrowings	197,422	353,863
Other liabilities	138,255	105,681
Total liabilities	$11,548,569	$12,008,242

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,222,900 shares issued and outstanding and 39,799,615 shares issued, respectively	372	398
Treasury stock, at cost; 0 and 1,980,093 shares	—	(73,528)
Additional paid in capital	979,543	1,018,799
Retained earnings	547,506	492,682
Accumulated other comprehensive (loss) income	(153,191)	18,777
Total shareholders' equity	1,446,218	1,529,116
Total liabilities and shareholders' equity	$12,994,787	$13,537,358
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans	$118,465	$94,353	$316,741	$250,390
Debt securities:
Taxable	7,766	4,435	19,670	13,293
Nontaxable	4,976	3,585	13,444	10,058
Interest-earning deposits	4,190	480	7,502	906
Dividends on equity securities	298	375	988	942
Total interest income	135,695	103,228	358,345	275,589
Interest expense:
Deposits	8,687	2,740	15,396	7,870
Subordinated debentures and notes	2,313	2,855	6,790	8,521
FHLB advances	103	212	495	604
Other borrowings	302	148	596	460
Total interest expense	11,405	5,955	23,277	17,455
Net interest income	124,290	97,273	335,068	258,134
Provision (benefit) for credit losses	676	19,668	(2,734)	17,045
Net interest income after provision (benefit) for credit losses	123,614	77,605	337,802	241,089
Noninterest income:
Deposit service charges	4,951	4,520	13,863	11,466
Wealth management revenue	2,432	2,573	7,587	7,572
Card services revenue	2,652	3,186	9,206	8,657
Tax credit income (loss)	(3,625)	3,325	169	3,654
Other income	3,044	4,015	11,464	13,764
Total noninterest income	9,454	17,619	42,289	45,113
Noninterest expense:
Employee compensation and benefits	36,999	33,722	108,854	91,416
Occupancy	4,497	4,496	13,392	11,776
Data processing	3,543	3,328	9,914	9,068
Professional fees	1,597	901	4,316	3,189
Branch-closure expenses	—	3,441	—	3,441
Merger-related expenses	—	14,671	—	19,762
Other expense	22,207	16,326	60,591	43,573
Total noninterest expense	68,843	76,885	197,067	182,225

Income before income tax expense	64,225	18,339	183,024	103,977
Income tax expense	14,025	4,426	39,982	21,733
Net income	$50,200	$13,913	$143,042	$82,244
Dividends on preferred stock	937	—	3,104	—
Net income available to common shareholders	$49,263	$13,913	$139,938	$82,244

Earnings per common share
Basic	$1.32	$0.38	$3.74	$2.48
Diluted	1.32	0.38	3.73	2.48
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$50,200	$13,913	$143,042	$82,244
Other comprehensive income (loss), after-tax:
Change in unrealized loss on available-for-sale securities	(45,283)	(7,870)	(173,878)	(15,941)
Reclassification of gain on held-to-maturity securities	(647)	(805)	(2,052)	(2,791)
Change in unrealized gain on cash flow hedges	1,165	9	3,451	651
Reclassification of loss on cash flow hedges	55	296	511	863
Total other comprehensive loss, after-tax	(44,710)	(8,370)	(171,968)	(17,218)
Comprehensive income (loss)	$5,490	$5,543	$(28,926)	$65,026

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2022
	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2022	75	$71,988	37,206	$372	$—	$976,684	$506,849	$(108,481)	$1,447,412
Net income	—	—	—	—	—	—	50,200	—	50,200
Other comprehensive loss	—	—	—	—	—	—	—	(44,710)	(44,710)
Common stock dividends ($0.23 per share)	—	—	—	—	—	—	(8,562)	—	(8,562)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	—	(937)	—	(937)
Issuance under equity compensation plans, net	—	—	17	—	—	737	(44)	—	693
Share-based compensation	—	—	—	—	—	2,122	—	—	2,122
Balance at September 30, 2022	75	$71,988	37,223	$372	$—	$979,543	$547,506	$(153,191)	$1,446,218

Balance at December 31, 2021	75	$71,988	37,820	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income	—	—	—	—	—	—	143,042	—	143,042
Other comprehensive loss	—	—	—	—	—	—	—	(171,968)	(171,968)
Common stock dividends ($0.66 per share)	—	—	—	—	—	—	(24,662)	—	(24,662)
Preferred stock dividends ($41.389 per share)	—	—	—	—	—	—	(3,104)	—	(3,104)
Repurchase of common stock	—	—	(700)	(7)	—	(18,867)	(14,049)	—	(32,923)
Issuance under equity compensation plans, net	—	—	103	1	—	1,421	(633)	—	789
Share-based compensation	—	—	—	—	—	5,928	—	—	5,928
Retirement of treasury stock (1,980 shares)	—	—	—	(20)	73,528	(27,738)	(45,770)	—	—
Balance at September 30, 2022	75	$71,988	37,223	$372	$—	$979,543	$547,506	$(153,191)	$1,446,218

Three and nine months ended September 30, 2021
	Common Stock
(in thousands, except per share data)	Shares	Amount	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2021	31,052	$330	$(73,528)	$688,945	$474,282	$28,272	$1,118,301
Net income	—	—	—	—	13,913	—	13,913
Other comprehensive loss	—	—	—	—	—	(8,370)	(8,370)
Common stock dividends ($0.19 per share)	—	—	—	—	(7,305)	—	(7,305)
Repurchase of common stock	(470)	(4)	—	(3,412)	(17,820)	—	(21,236)
Issuance under equity compensation plans, net	13	—	—	1,376	(649)	—	727
Share-based compensation	—	—	—	1,325	—	—	1,325
Shares issued in connection with acquisition of First Choice Bancorp	—	78	—	342,912	(710)	—	342,280
Balance at September 30, 2021	38,372	$404	$(73,528)	$1,031,146	$461,711	$19,902	$1,439,635

Balance at December 31, 2020	31,210	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income	—	—	—	—	82,244	—	82,244
Other comprehensive income	—	—	—	—	—	(17,218)	(17,218)
Common stock dividends ($0.55 per share)	—	—	—	—	(18,566)	—	(18,566)
Repurchase of common stock	(722)	(6)	—	(15,243)	(17,820)	—	(33,069)
Issuance under equity compensation plans, net	107	—	—	1,530	(649)	—	881
Share-based compensation	—	—	—	4,108	—	—	4,108
Shares issued in connection with acquisition of First Choice Bancorp	—	78	—	342,912	(710)	—	342,280
Balance at September 30, 2021	38,372	$404	$(73,528)	$1,031,146	$461,711	$19,902	$1,439,635
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands, except share data)	2022	2021
Cash flows from operating activities:
Net income	$143,042	$82,244
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,268	4,609
Provision (benefit) for credit losses	(2,734)	17,045
Deferred income taxes	1,796	(8,813)
Net amortization of debt securities	4,488	5,704
Net accretion on loan discount/premiums	(289)	(1,672)
Amortization of intangible assets	4,068	4,199
Amortization of servicing assets	2,195	690
Mortgage loans originated-for-sale	(57,281)	(120,700)
Proceeds from mortgage loans sold	63,266	128,687
Loss (gain) on:
Sale of other real estate	93	(931)
Sale of fixed assets	(44)	—
Sale of state tax credits	(154)	(437)
Asset impairment	—	3,441
Share-based compensation	5,928	4,108
Changes in other assets and liabilities, net	19,215	(12,544)
Net cash provided by operating activities	187,857	105,630
Cash flows from investing activities:
Proceeds from acquisition, net	—	212,642
Net (increase) decrease in loans	(337,863)	42,865
Proceeds received from:
Sale of debt securities, available-for-sale	—	27,135
Paydown or maturity of debt securities, available-for-sale	183,230	222,993
Paydown or maturity of debt securities, held-to-maturity	10,819	42,874
Redemption of other investments	8,304	16,952
Sale of state tax credits held for sale	8,406	5,534
Sale of other real estate	2,517	5,915
Sale of fixed assets	1,489	—
Settlement of bank-owned life insurance policies	534	—
Payments for the purchase of:
Available-for-sale debt securities	(635,733)	(547,526)
Held-to-maturity debt securities	(115,697)	—
Other investments	(17,963)	(7,629)
State tax credits held for sale	(18,846)	(6,688)
Fixed assets	(1,321)	(1,635)
Net cash (used in) provided by investing activities	(912,124)	13,432
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	64,103	666,480
Net (decrease) increase in interest-bearing deposit accounts	(350,308)	335,477
Repayments of long-term FHLB advances	(50,000)	—
Net decrease in FHLB advances	—	(160,000)
Repayments of notes payable	(4,286)	(5,714)
Net decrease in other borrowings	(152,155)	(51,597)
Repurchase of common stock	(32,923)	(33,069)
Cash dividends paid on common stock	(24,662)	(18,566)
Cash dividends paid on preferred stock	(3,104)	—
Other	789	(489)
Net cash (used in) provided by financing activities	(552,546)	732,522
Net (decrease) increase in cash and cash equivalents	(1,276,813)	851,584
Cash and cash equivalents, beginning of period	2,021,689	537,703
Cash and cash equivalents, end of period	$744,876	$1,389,287
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,517	$16,679
Income taxes	30,505	45,230
Noncash investing and financing transactions:
Transfer to other real estate owned in settlement of loans	$—	$3,227
Sales of other real estate financed	—	228
Right-of-use assets obtained in exchange for lease obligations	9,072	4,319
Common shares issued in connection with acquisition	—	343,650
Transfer of securities from available-for-sale to held-to-maturity	116,927	—

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$49,263	$13,913	$139,938	$82,244

Weighted average common shares outstanding	37,241	36,898	37,422	33,158
Additional dilutive common stock equivalents	106	49	96	47
Weighted average diluted common shares outstanding	37,347	36,947	37,518	33,205

Basic earnings per common share:	$1.32	$0.38	$3.74	$2.48
Diluted earnings per common share:	1.32	0.38	$3.73	$2.48

For both the three and nine months ended September 30, 2022, common stock equivalents of approximately 218,000 were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 151,000 and 153,000 common stock equivalents excluded in the prior year periods, respectively.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$263,717	$—	$(28,778)	$234,939
Obligations of states and political subdivisions	509,274	27	(120,283)	389,018
Agency mortgage-backed securities	692,187	1	(70,900)	621,288
U.S. Treasury bills	213,659	—	(4,905)	208,754
Corporate debt securities	13,750	—	(837)	12,913
Total securities available for sale	$1,692,587	$28	$(225,703)	$1,466,912
Held-to-maturity securities:
Obligations of states and political subdivisions	$463,941	$—	$(88,973)	$374,968
Agency mortgage-backed securities	58,221	—	(6,277)	51,944
Corporate debt securities	124,920	149	(14,193)	110,876
Total securities held-to-maturity	$647,082	$149	$(109,443)	$537,788
Allowance for credit losses	(689)
Total securities held-to-maturity, net	$646,393

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$175,409	$3	$(1,901)	$173,511
Obligations of states and political subdivisions	571,587	5,907	(2,410)	575,084
Agency mortgage-backed securities	509,243	8,485	(3,869)	513,859
U.S. Treasury Bills	90,971	220	(21)	91,170
Corporate debt securities	11,750	632	—	12,382
Total securities available for sale	$1,358,960	$15,247	$(8,201)	$1,366,006
Held-to-maturity securities:
Obligations of states and political subdivisions	$236,379	$1,794	$(730)	$237,443
Agency mortgage-backed securities	68,105	940	(666)	68,379
Corporate debt securities	125,811	3,039	—	128,850
Total securities held to maturity	$430,295	$5,773	$(1,396)	$434,672
Allowance for credit losses	(614)
Total securities held-to-maturity, net	$429,681

During the nine months ended September 30, 2022, the Company transferred $116.9 million of securities from available-for-sale to held-to-maturity. The Company believes the held-to-maturity category is consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $18.5 million and $21.0 million at September 30, 2022 and December 31, 2021, respectively. Such amounts are amortized over the remaining life of the securities.

At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $596.1 million and $752.7 million at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$98,847	$98,463	$675	$671
Due after one year through five years	331,727	304,813	24,003	22,507
Due after five years through ten years	83,490	74,785	176,436	157,691
Due after ten years	486,336	367,563	387,747	304,975
Agency mortgage-backed securities	692,187	621,288	58,221	51,944
	$1,692,587	$1,466,912	$647,082	$537,788

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	September 30, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$138,491	$15,104	$96,448	$13,674	$234,939	$28,778
Obligations of states and political subdivisions	261,078	75,462	126,173	44,821	387,251	120,283
Agency mortgage-backed securities	473,629	42,796	147,440	28,104	621,069	70,900
U.S. Treasury bills	208,754	4,905	—	—	208,754	4,905
Corporate debt securities	12,913	837	—	—	12,913	837
	$1,094,865	$139,104	$370,061	$86,599	$1,464,926	$225,703

	December 31, 2021
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$163,634	$1,775	$4,874	$126	$168,508	$1,901
Obligations of states and political subdivisions	242,188	2,361	1,776	49	243,964	2,410
Agency mortgage-backed securities	259,047	3,685	6,467	184	265,514	3,869
U.S. Treasury bills	60,961	21	—	—	60,961	21
	$725,830	$7,842	$13,117	$359	$738,947	$8,201

The unrealized losses at both September 30, 2022 and December 31, 2021 were attributable primarily to changes in market interest rates after the securities were purchased. At each of September 30, 2022 and December 31, 2021, the Company had not recorded an ACL on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $5.2 million and $3.4 million at September 30, 2022 and December 31 2021, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.7 million at September 30, 2022 and $0.6 million at December 31, 2021.

There were no sales of available-for-sale investment securities during the three and nine months ended September 30, 2022, compared to proceeds of $27.1 million from the sale of available-for-sale investment securities during the three and nine months ended September 30, 2021.

Other Investments

At September 30, 2022 and December 31, 2021, other investments totaled $58.6 million and $59.9 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $10.0 million and $12.1 million at September 30, 2022 and December 31, 2021, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in SBICs, CDFIs, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

(in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$3,710,012	$3,396,590
Real estate:
Commercial - investor owned	2,286,458	2,141,143
Commercial - owner occupied	2,152,189	2,035,785
Construction and land development	583,649	734,073
Residential	397,450	454,052
Total real estate loans	5,419,746	5,365,053
Other	232,158	265,137
Loans, before unearned loan fees	9,361,916	9,026,780
Unearned loan fees, net	(6,929)	(9,138)
Loans, including unearned loan fees	$9,354,987	$9,017,642

PPP loans totaled $13.3 million at September 30, 2022, or $13.2 million net of deferred fees of $0.1 million. The loan balance at September 30, 2022 includes a net premium on acquired loans of $12.3 million. At September 30, 2022, loans of $2.8 billion were pledged to FHLB and the Federal Reserve Bank.

PPP loans totaled $276.2 million at December 31, 2021, or $272.0 million net of deferred fees of $4.2 million. The loan balance included a net premium on acquired loans of $11.9 million at December 31, 2021. At December 31, 2021, loans of $2.5 billion were pledged to FHLB and the Federal Reserve Bank.

Accrued interest receivable totaled $33.6 million and $30.6 million at September 30, 2022 and December 31, 2021, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

A summary of the activity in the ACL on loans by category for the three and nine months ended September 30, 2022 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2022	$65,646	$33,338	$16,156	$13,180	$7,478	$4,748	$140,546
Provision (benefit) for credit losses	4,202	71	224	(3,987)	99	(105)	504
Charge-offs	(1,320)	—	(190)	—	(401)	(88)	(1,999)
Recoveries	640	225	232	10	365	49	1,521
Balance at September 30, 2022	$69,168	$33,634	$16,422	$9,203	$7,541	$4,604	$140,572

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2021	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision (benefit) for credit losses	7,283	(2,488)	(1,424)	(5,378)	(50)	(588)	(2,645)
Charge-offs	(3,576)	(200)	(395)	—	(1,706)	(262)	(6,139)
Recoveries	1,636	445	681	45	1,370	138	4,315
Balance at September 30, 2022	$69,168	$33,634	$16,422	$9,203	$7,541	$4,604	$140,572

The ACL on sponsor finance loans, which is included in the categories above, represented $19.2 million and $18.2 million, respectively, as of September 30, 2022 and December 31, 2021.

A summary of the activity in the ACL on loans by category for the three and nine months ended September 30, 2021 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2021	$53,351	$36,003	$15,564	$11,632	$4,677	$6,958	$128,185
Initial allowance on acquired PCD loans	1,077	3,651	1,504	37	—	737	7,006
Provision for credit losses*	9,836	1,475	1,909	2,215	5,271	(1,951)	18,755
Charge-offs	(2,829)	(117)	(259)	(3)	(840)	(203)	(4,251)
Recoveries	452	1,623	15	171	115	25	2,401
Balance at September 30, 2021	$61,887	$42,635	$18,733	$14,052	$9,223	$5,566	$152,096

*Provision includes $23.9 million on certain acquired First Choice loans

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2020	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Initial allowance on acquired PCD loans	1,077	3,651	1,504	37	—	737	7,006
Provision for credit losses*	8,538	7,715	686	(7,833)	5,374	2,305	16,785
Charge-offs	(8,019)	(2,489)	(503)	(3)	(1,155)	(389)	(12,558)
Recoveries	1,479	1,696	34	438	419	126	4,192
Balance at September 30, 2021	$61,887	$42,635	$18,733	$14,052	$9,223	$5,566	$152,096

*Provision includes $23.9 million on certain acquired First Choice loans

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $9.5 million to the ACL over the baseline model. These forecasts incorporate an expectation that the Federal Reserve will continue to aggressively tighten monetary policy and will wind down its treasury and mortgage-backed securities portfolio and continue raising the federal funds rate, that the Russia-Ukraine military conflict will have a limited disruption on the economy, that the global pandemic will continue to recede and become less disruptive to supply chains and the risk of a period of stagflation. The Company has also recognized the risk posed by loans that have received multiple deferrals of principal and interest payments, including the hospitality sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are continued or worsening supply-chain disruptions, the risk that the Federal Reserve tightens too aggressively and pushes the economy into a recession, labor shortages and declines in job growth, oil prices increase more than anticipated or a period of persistently high inflation.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the discounted cash flow (DCF) model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At September 30, 2022, the ACL on loans included a qualitative adjustment of approximately $40.8 million. Of this amount, approximately $7.5 million was allocated to sponsor finance loans due to their unsecured nature.

The following tables present the recorded investment in nonperforming loans by category:

	September 30, 2022
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$13,304	$—	$1	$13,305	$1,551
Real estate:
Commercial - investor owned	3,388	—	—	3,388	3,388
Commercial - owner occupied	1,150	—	—	1,150	1,150
Residential	252	74	—	326	252
Other	1	—	14	15	—
Total	$18,095	$74	$15	$18,184	$6,341

	December 31, 2021
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$17,052	$2,783	$1,703	$21,538	$5,685
Real estate:
Commercial - investor owned	1,575	—	—	1,575	168
Commercial - owner occupied	2,839	—	—	2,839	2,550
Residential	1,971	76	1	2,048	1,348
Other	12	—	12	24	—
Total	$23,449	$2,859	$1,716	$28,024	$9,751

The nonperforming loan balances at both September 30, 2022 and December 31, 2021 exclude government guaranteed balances of $6.5 million.

No material interest income was recognized on nonaccrual loans during the three and nine months ended September 30, 2022 or 2021.

The amortized cost basis of collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	September 30, 2022
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$4,271	$—	$4,726
Real estate:
Commercial - investor owned	2,268	1,120	—
Commercial - owner occupied	1,139	11	—
Residential	—	326	—
Total	$7,678	$1,457	$4,726

	December 31, 2021
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$4,271	$209	$9,312
Real estate:
Commercial - investor owned	169	1,200	—
Commercial - owner occupied	2,807	32	—
Residential	—	2,048	—
Total	$7,247	$3,489	$9,312

There were no loans restructured during the three or nine months ended September 30, 2022 or 2021.

No troubled debt restructurings subsequently defaulted during the three or nine months ended September 30, 2022 or 2021.

The aging of the recorded investment in past due loans by class is presented as of the dates indicated.

	September 30, 2022
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$4,966	$6,869	$11,835	$3,698,058	$3,709,893
Real estate:
Commercial - investor owned	2,059	—	2,059	2,284,399	2,286,458
Commercial - owner occupied	9,241	187	9,428	2,142,761	2,152,189
Construction and land development	1,192	—	1,192	582,457	583,649
Residential	192	—	192	397,258	397,450
Other	44	15	59	225,289	225,348
Total	$17,694	$7,071	$24,765	$9,330,222	$9,354,987

	December 31, 2021
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$24,447	$14,158	$38,605	$3,353,770	$3,392,375
Real estate:
Commercial - investor owned	3,880	—	3,880	2,137,263	2,141,143
Commercial - owner occupied	10,070	289	10,359	2,025,426	2,035,785
Construction and land development	24	—	24	734,049	734,073
Residential	3,181	1,305	4,486	449,566	454,052
Other	37	11	48	260,166	260,214
Total	$41,639	$15,763	$57,402	$8,960,240	$9,017,642

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

The recorded investment by risk category of loans by class and year of origination is presented in the following tables as of the dates indicated:

	September 30, 2022
	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,085,307	$717,307	$360,383	$208,530	$65,014	$89,982	$7,860	$936,868	$3,471,251
Watch (7)	45,503	12,222	14,739	495	9,026	4,145	155	87,336	173,621
Classified (8-9)	16,722	7,013	1,328	3,839	172	1,024	—	14,672	44,770
Total Commercial and industrial	$1,147,532	$736,542	$376,450	$212,864	$74,212	$95,151	$8,015	$1,038,876	$3,689,642

Commercial real estate-investor owned
Pass (1-6)	$484,071	$628,899	$406,567	$265,033	$121,771	$227,789	$593	$45,532	$2,180,255
Watch (7)	18,638	9,041	29,920	12,168	—	13,128	—	—	82,895
Classified (8-9)	1,221	—	196	821	194	6,879	50	—	9,361
Total Commercial real estate-investor owned	$503,930	$637,940	$436,683	$278,022	$121,965	$247,796	$643	$45,532	$2,272,511

Commercial real estate-owner occupied
Pass (1-6)	$364,007	$577,848	$380,740	$244,923	$126,757	$287,072	$—	$55,602	$2,036,949
Watch (7)	9,052	2,282	13,694	5,125	14,284	8,303	—	800	53,540
Classified (8-9)	—	—	3,206	8,880	16,147	11,505	—	—	39,738
Total Commercial real estate-owner occupied	$373,059	$580,130	$397,640	$258,928	$157,188	$306,880	$—	$56,402	$2,130,227

Construction real estate
Pass (1-6)	$224,466	$243,622	$77,015	$2,966	$2,543	$9,232	$—	$1,901	$561,745
Watch (7)	17,349	—	520	—	—	—	—	—	17,869
Classified (8-9)	1,192	—	—	12	410	14	—	—	1,628
Total Construction real estate	$243,007	$243,622	$77,535	$2,978	$2,953	$9,246	$—	$1,901	$581,242

Residential real estate
Pass (1-6)	$47,323	$69,924	$57,277	$22,535	$11,568	$93,339	$513	$90,659	$393,138
Watch (7)	113	290	—	80	353	791	—	—	1,627
Classified (8-9)	156	82	—	55	767	1,223	—	5	2,288
Total residential real estate	$47,592	$70,296	$57,277	$22,670	$12,688	$95,353	$513	$90,664	$397,053

Other
Pass (1-6)	$12,963	$92,335	$57,732	$11,299	$21,135	$20,562	$—	$8,399	$224,425
Watch (7)	—	—	—	—	2	—	—	—	2
Classified (8-9)	—	—	—	5	5	13	—	1	24
Total Other	$12,963	$92,335	$57,732	$11,304	$21,142	$20,575	$—	$8,400	$224,451

Total loans classified by risk category	$2,328,083	$2,360,865	$1,403,317	$786,766	$390,148	$775,001	$9,171	$1,241,775	$9,295,126
Total loans classified by performing status									59,861
Total loans									$9,354,987

	December 31, 2021
	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,180,601	$477,374	$317,869	$132,851	$116,738	$82,846	$11,648	$854,102	$3,174,029
Watch (7)	35,005	17,502	9,404	9,880	12,217	10,979	4,037	53,595	152,619
Classified (8-9)	14,917	3,530	3,840	1,689	2,988	813	787	10,996	39,560
Total Commercial and industrial	$1,230,523	$498,406	$331,113	$144,420	$131,943	$94,638	$16,472	$918,693	$3,366,208

Commercial real estate-investor owned
Pass (1-6)	$651,740	$476,946	$346,245	$146,107	$112,043	$217,808	$3,625	$68,236	$2,022,750
Watch (7)	16,871	35,908	32,755	1,003	502	17,478	300	2,062	106,879
Classified (8-9)	1,376	3,135	835	817	1,159	4,141	—	50	11,513
Total Commercial real estate-investor owned	$669,987	$515,989	$379,835	$147,927	$113,704	$239,427	$3,925	$70,348	$2,141,142

Commercial real estate-owner occupied
Pass (1-6)	$604,975	$423,263	$278,830	$164,210	$140,515	$235,973	$250	$48,349	$1,896,365
Watch (7)	12,825	13,585	4,301	16,774	10,274	15,764	—	300	73,823
Classified (8-9)	2,048	556	9,181	17,016	6,432	6,959	—	—	42,192
Total Commercial real estate-owner occupied	$619,848	$437,404	$292,312	$198,000	$157,221	$258,696	$250	$48,649	$2,012,380

Construction real estate
Pass (1-6)	$310,140	$229,396	$70,531	$35,936	$14,860	$7,180	$568	$2,992	$671,603
Watch (7)	28,947	15,348	60	1,199	11,068	2,330	—	—	58,952
Classified (8-9)	—	—	387	419	—	22	—	—	828
Total Construction real estate	$339,087	$244,744	$70,978	$37,554	$25,928	$9,532	$568	$2,992	$731,383

Residential real estate
Pass (1-6)	$116,352	$66,481	$21,356	$14,841	$24,778	$103,840	$9,980	$87,146	$444,774
Watch (7)	2,425	2	622	1,157	248	1,305	—	79	5,838
Classified (8-9)	414	169	554	—	12	2,024	—	—	3,173
Total residential real estate	$119,191	$66,652	$22,532	$15,998	$25,038	$107,169	$9,980	$87,225	$453,785

Other
Pass (1-6)	$108,209	$68,806	$22,684	$23,145	$6,924	$13,832	$1,500	$9,166	$254,266
Watch (7)	—	—	—	4	—	2,440	—	1	2,445
Classified (8-9)	—	—	10	10	—	16	—	2	38
Total Other	$108,209	$68,806	$22,694	$23,159	$6,924	$16,288	$1,500	$9,169	$256,749

Total loans classified by risk category	$3,086,845	$1,832,001	$1,119,464	$567,058	$460,758	$725,750	$32,695	$1,137,076	$8,961,647
Total loans classified by performing status									55,995
Total loans									$9,017,642

In the tables above, loan originations in 2022 and 2021 with a classification of watch or classified primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, primarily credit cards, the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	September 30, 2022
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$20,250	$1	$20,251
Real estate:
Commercial - investor owned	13,947	—	13,947
Commercial - owner occupied	21,962	—	21,962
Construction and land development	2,407	—	2,407
Residential	397	—	397
Other	883	14	897
Total	$59,846	$15	$59,861

	December 31, 2021
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,166	$1	$26,167
Real estate:
Commercial - investor owned	1	—	1
Commercial - owner occupied	23,405	—	23,405
Construction and land development	2,690	—	2,690
Residential	267	—	267
Other	3,453	12	3,465
Total	$55,982	$13	$55,995

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$2,912,107	$2,481,173
Letters of credit	68,211	77,314

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2022 and December 31, 2021, approximately $284.7 million and $238.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $8.5 million and $7.6 million for estimated losses attributable to the unadvanced commitments at September 30, 2022 and December 31, 2021, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2022, the approximate remaining terms of standby letters of credit range from 1 month to 11 years.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s variable-rate debt. During the next twelve months, the Company estimates an additional $1.1 million will be reclassified as a decrease to interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments:
Interest rate swap	$61,962	$61,962	$2,385	$—	$—	$2,911

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$636,314	$918,698	$21,094	$12,869	$21,110	$12,883

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

As of September 30, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$23,479	$—	$23,479	$—	$22,640	$839

Liabilities:
Interest rate swap	$21,110	$—	$21,110	$—	$—	$21,110
Securities sold under agreements to repurchase	206,695	—	206,695	—	206,695	—

As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$12,869	$—	$12,869	$1,033	$—	$11,836

Liabilities:
Interest rate swap	$15,794	$—	$15,794	$1,033	$14,031	$730
Securities sold under agreements to repurchase	331,006	—	331,006	—	331,006	—

As of September 30, 2022, the fair value of derivatives in a net liability position was $21.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. Furthermore, the Company has received cash collateral from derivative counterparties on contracts that were in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$234,939	$—	$234,939
Obligations of states and political subdivisions	—	389,018	—	389,018
Agency mortgage-backed securities	—	621,288	—	621,288
U.S. Treasury bills	—	208,754	—	208,754
Corporate debt securities	—	12,913	—	12,913
Total securities available for sale	—	1,466,912	—	1,466,912
Other investments	—	2,606	—	2,606
Derivatives	—	23,479	—	23,479
Total assets	$—	$1,492,997	$—	$1,492,997

Liabilities
Derivatives	$—	$21,110	$—	$21,110
Total liabilities	$—	$21,110	$—	$21,110

	December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$173,511	$—	$173,511
Obligations of states and political subdivisions	—	575,084	—	575,084
Residential mortgage-backed securities	—	513,859	—	513,859
U.S. Treasury bills	—	91,170	—	91,170
Corporate debt securities	—	12,382	—	12,382
Total securities available-for-sale	—	1,366,006	—	1,366,006
Other investments	—	3,012	—	3,012
Derivative financial instruments	—	12,869	—	12,869
Total assets	$—	$1,381,887	$—	$1,381,887

Liabilities
Derivatives	$—	$15,794	$—	$15,794
Total liabilities	$—	$15,794	$—	$15,794

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	September 30, 2022
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate	$269	$—	$—	$269
Loan servicing asset	3,248	—	3,248	—
Total	$3,517	$—	$3,248	$269

	December 31, 2021
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonaccrual loans	$6,406	$—	$—	$6,406
Other real estate	632	—	—	632
Loan servicing asset	3,146	—	3,146	—
Total	$10,184	$—	$3,146	$7,038

The following table presents the gains (losses) recorded in earnings in relation to assets measured on a nonrecurring basis and still held as of the reporting date.

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Nonaccrual loans	$—	$(1,126)	$(1,781)	$(1,126)
Other real estate	(11)	—	(172)	—
Loan servicing asset	230	—	110	—
Fixed assets	—	(2,546)	—	(2,546)
Total	$219	$(3,672)	$(1,843)	$(3,672)

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	September 30, 2022			December 31, 2021
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$646,393	$537,788	Level 2	$429,681	$434,672	Level 2
Other investments	56,031	56,031	Level 2	56,884	56,884	Level 2
Loans held for sale	785	785	Level 2	6,389	6,389	Level 2
Loans, net	9,214,415	9,004,778	Level 3	8,872,601	8,869,891	Level 3
State tax credits, held for sale	38,588	40,310	Level 3	27,994	30,686	Level 3
Servicing asset	4,519	5,050	Level 2	6,714	6,714	Level 2

Balance sheet liabilities
Certificates of deposit	$526,908	$508,571	Level 3	$608,293	$606,177	Level 3
Subordinated debentures and notes	155,298	151,135	Level 2	154,899	155,972	Level 2
FHLB advances	—	—	Level 2	50,000	51,527	Level 2
Other borrowings	197,422	197,422	Level 2	353,863	353,863	Level 2

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

In the second quarter 2022, the Company retired 1,980,093 shares of treasury stock. The retirement decreased additional paid in capital by $27.7 million and retained earnings by $45.8 million.

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income after-tax by component:

Three months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, June 30, 2022	$(123,521)	$14,476	$564	$(108,481)
Net change	$(45,283)	$(647)	$1,220	$(44,710)
Balance, September 30, 2022	$(168,804)	$13,829	$1,784	$(153,191)

Balance, June 30, 2021	$14,250	$17,322	$(3,300)	$28,272
Net change	$(7,870)	$(805)	$305	$(8,370)
Balance, September 30, 2021	$6,380	$16,517	$(2,995)	$19,902

Nine months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	(173,878)	(2,052)	3,962	(171,968)
Transfer from available-for-sale to held-to-maturity	$(197)	$197	$—	$—
Balance, September 30, 2022	$(168,804)	$13,829	$1,784	$(153,191)

Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	$(15,940)	$(2,791)	$1,513	$(17,218)
Balance, September 30, 2021	$6,380	$16,517	$(2,995)	$19,902

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended September 30,
	2022			2021
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized loss on available-for-sale debt securities	$(60,539)	$(15,256)	$(45,283)	$(10,479)	$(2,609)	$(7,870)
Reclassification of gain on held-to-maturity securities(a)	(865)	(218)	(647)	(1,072)	(267)	(805)
Change in unrealized gain on cash flow hedges arising during the period	1,557	392	1,165	12	3	9
Reclassification of loss on cash flow hedges(a)	73	18	55	395	99	296
Total other comprehensive loss	$(59,774)	$(15,064)	$(44,710)	$(11,144)	$(2,774)	$(8,370)

	Nine months ended September 30,
	2022			2021
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized loss on available-for-sale debt securities	$(232,457)	$(58,579)	$(173,878)	$(21,226)	$(5,285)	$(15,941)
Reclassification of gain on held-to-maturity securities(a)	(2,743)	(691)	(2,052)	(3,716)	(925)	(2,791)
Change in unrealized gain on cash flow hedges arising during the period	4,615	1,164	3,451	867	216	651
Reclassification of loss on cash flow hedges(a)	682	171	511	1,149	286	863
Total other comprehensive loss	$(229,903)	$(57,935)	$(171,968)	$(22,926)	$(5,708)	$(17,218)

(a)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Operations.

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents miscellaneous income and other expense components that exceed one percent of the aggregate of total interest income and other income in one or more of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Other income:
Bank-owned life insurance	$769	$739	$2,551	$2,191
Other income	2,275	3,276	8,913	11,573
Total other noninterest income	$3,044	$4,015	$11,464	$13,764

Other expense:
Amortization of intangibles	$1,310	$1,473	$4,068	$4,200
Banking expense	1,958	1,674	5,370	4,404
Deposit costs	7,661	3,683	17,826	9,466
FDIC and other insurance	2,022	1,690	5,500	4,021
Loan, legal expenses	1,768	1,772	6,003	5,082
Outside services	1,332	1,349	3,960	3,837
Other expense	6,156	4,685	17,864	12,563
Total other noninterest expense	$22,207	$16,326	$60,591	$43,573

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: our ability to efficiently integrate acquisitions, including the FCBP acquisition, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic and market conditions, including risk of recession, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), U.S. fiscal debt, budget and tax matters, and any slowdown in global economic growth; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services; changes in accounting policies and practices or accounting standards; changes in the method of determining LIBOR and the phase-out of LIBOR; natural disasters; terrorist activities, war and geopolitical matters (including the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, including the COVID-19 pandemic, and their effects on economic and business environments in which we operate, including the ongoing disruption to the financial market and other economic activity caused by the continuing COVID-19 pandemic; and other risks discussed under the caption “Risk Factors” under Part I, Item 1A of our 2021 Annual Report on Form 10-K, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2022 compared to the financial condition as of December 31, 2021. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended September 30, 2022, compared to the linked second quarter (“linked quarter”) in 2022 and the results of operations, liquidity and cash flows for the nine months ended September 30, 2022 compared to the same period in 2021. In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2021. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $140.6 million at September 30, 2022 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $7.7 million. Conversely, the allowance would have increased $39.0 million using only the downside scenario.

Executive Summary

The Company closed its acquisition of FCBP on July 21, 2021. The results of operations of FCBP are included in our results from this date forward.

Below are highlights of the Company’s financial performance for the periods indicated.

(in thousands, except per share data)	Three months ended			At or for the nine months ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
EARNINGS
Total interest income	$135,695	$116,069	$103,228	$358,345	$275,589
Total interest expense	11,405	6,456	5,955	23,277	17,455
Net interest income	124,290	109,613	97,273	335,068	258,134
Provision (benefit) for credit losses	676	658	19,668	(2,734)	17,045
Net interest income after provision (benefit) for credit losses	123,614	108,955	77,605	337,802	241,089
Total noninterest income	9,454	14,194	17,619	42,289	45,113
Total noninterest expense	68,843	65,424	76,885	197,067	182,225
Income before income tax expense	64,225	57,725	18,339	183,024	103,977
Income tax expense	14,025	12,576	4,426	39,982	21,733
Net income	$50,200	$45,149	$13,913	$143,042	$82,244
Preferred stock dividends	937	938	—	3,104	—
Net income available to common shareholders	$49,263	$44,211	$13,913	$139,938	$82,244

Basic earnings per share	$1.32	$1.19	$0.38	$3.74	$2.48
Diluted earnings per share	$1.32	$1.19	$0.38	$3.73	$2.48

Return on average assets	1.51%	1.34%	0.45%	1.42%	1.01%
Return on average common equity	13.74%	12.65%	3.96%	13.09%	9.14%
Return on average tangible common equity[1]	18.82%	17.44%	5.37%	17.92%	12.31%
Net interest margin (tax equivalent)	4.10%	3.55%	3.40%	3.64%	3.45%
Efficiency ratio	51.47%	52.84%	66.92%	52.22%	60.09%
Core efficiency ratio[1]	51.47%	52.81%	51.30%	52.21%	52.59%
Book value per common share	$36.92	$36.97	$37.52
Tangible book value per common share[1]	$26.62	$26.63	$27.38

ASSET QUALITY
Net charge-offs (recoveries)	$478	$(175)	$1,850	$1,824	$8,366
Nonperforming loans	18,184	19,560	41,554
Classified assets	98,078	96,801	104,220
Nonperforming loans to total loans	0.19%	0.21%	0.46%
Nonperforming assets to total assets	0.14%	0.16%	0.35%
ACL on loans to total loans	1.50%	1.52%	1.67%
Net charge-offs (recoveries) to average loans (annualized)	0.02%	(0.01)%	0.08%	0.03%	0.14%

(1) A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•Details of PPP loans are noted in the following table:

	Quarter ended			At or for the nine months ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
PPP loans outstanding, net of deferred fees	$13,165	$49,175	$438,959	$13,165	$438,959
Average PPP loans outstanding, net	26,113	89,152	489,104	102,599	614,470
PPP interest and fee income recognized	471	1,557	6,048	4,886	22,463
PPP deferred fees remaining	119	524	7,428	119	7,428
PPP average yield	7.16%	7.01%	4.91%	6.37%	4.89%

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

•Pre-provision net revenue1 (“PPNR”) of $64.9 million in the third quarter 2022 increased $6.5 million from the linked quarter PPNR of $58.4 million. PPNR of $180.3 million for the nine months ended September 30, 2022 increased $36.1 million from $144.2 million in the prior year period. The increase from the linked quarter was primarily due to an increase in operating revenue, partially offset by an increase in noninterest expense. The year-to-date increase over the prior year period was primarily due to the acquisition of FCBP in the third quarter 2021, partially offset by a decline in PPP income.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $124.3 million for the third quarter 2022 increased $14.7 million from $109.6 million in the linked quarter. Net interest margin (“NIM”) was 4.10% for the third quarter 2022, compared to 3.55% for the linked quarter. Net interest income and NIM benefited from higher average loan and investment balances and expanding yields on earning assets, partially offset by higher deposit costs and a decline in average interest-earning cash. Net interest income of $335.1 million for the nine months ended September 30, 2022 increased $76.9 million from $258.1 million in the prior year period. The year-to-date increase over the prior year was due primarily to the acquisition of FCBP, an increase in market interest rates, and growth in the loan and investment portfolios, partially offset by a decline in PPP income.

•Noninterest income of $9.5 million for the third quarter 2022 decreased $4.7 million from $14.2 million in the linked quarter. The decline from the linked quarter was primarily due to a decrease in tax credit income and card service revenue. The increase in market interest rates in the quarter reduced tax credit income due to the impact on tax credit projects carried at fair value. Card services revenue declined due to the Durbin Amendment cap on debit card income that became effective in the current quarter. Noninterest income of $42.3 million for the nine months ended September 30, 2022 decreased $2.8 million from $45.1 million in the prior year period. The year-to-date decrease from the prior period was due primarily to the reduction in tax credit income partially offset by increased noninterest income from the FCBP acquisition.

Balance sheet highlights:

•Loans – Total loans increased $337.3 million to $9.4 billion at September 30, 2022, compared to $9.0 billion at December 31, 2021. PPP loans declined $258.8 million from December 31, 2021. Excluding PPP, loans grew $596.1 million, or 7%, on a year-to-date basis from December 31, 2021. Average loans totaled $9.1 billion for the nine months ended September 30, 2022 compared to $7.7 billion for the nine months ended September 30, 2021.

•Deposits – Total deposits decreased $286.2 million, to $11.1 billion at September 30, 2022 from $11.3 billion at December 31, 2021. The decline in deposits was primarily concentrated in interest-bearing demand and money market accounts that were not relationship-based and reflects a shift in our deposit mix aligned with our disciplined focus on relationship-based, lower-cost deposits. Average deposits totaled $11.4 billion for the nine months ended September 30, 2022, compared to $9.0 billion for the nine months ended September 30, 2021. Noninterest deposit accounts represented 42.0% of total deposits and the loan to deposit ratio was 84.6% at September 30, 2022.

•Asset quality – The allowance for credit losses on loans to total loans was 1.50% at September 30, 2022, compared to 1.61% at December 31, 2021. Nonperforming assets to total assets was 0.14% at September 30, 2022 compared to 0.23% at December 31, 2021. Due to the improvement in credit quality and a shift in the risk composition of the loan portfolio, offset by a decline in macroeconomic forecasts, a provision benefit of $2.7 million was recorded in the first nine months of 2022, compared to a provision expense of $17.0 million in the comparable prior year period. The provision for credit losses of $17.0 million included $23.9 million to establish the initial allowance for credit losses on certain First Choice acquired loans and commitments. Loan growth and the provision benefit in the first nine months of 2022 contributed to the decline in the ratio of allowance for credit losses to total loans.

•Shareholders’ equity – Total shareholders’ equity was $1.45 billion at September 30, 2022, compared to $1.53 billion at December 31, 2021, and the tangible common equity to tangible assets ratio2 was 7.86% at September 30, 2022 compared to 8.13% at December 31, 2021. The decline in the tangible common equity ratio was primarily due to a $172.0 million decrease in accumulated other comprehensive income, mainly from a decrease in the fair value of the available-for-sale investment portfolio. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at September 30, 2022. In June 2022, the Company retired 1,980,093 shares of treasury stock and returned them to authorized and unissued shares.

The Company repurchased 700,473 shares totaling $32.9 million in the first nine months of 2022 for an average price of $47.00 per share. The shares acquired in 2022 complete the share repurchase plan authorized by the Board of Directors on April 29, 2021. On May 4, 2022, the Board of Directors approved a new plan that authorized the repurchase of up to 2,000,000 shares of common stock. No shares have been repurchased under the recently-approved plan.

The Company’s Board of Directors approved a quarterly dividend of $0.24 per common share, payable on December 30, 2022 to shareholders of record as of December 15, 2022, an increase of $0.01, or 4.3%, compared to the third quarter 2022. The Board of Directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) September 15, 2022 to (but excluding) December 15, 2022. The dividend will be payable on December 15, 2022 to shareholders of record on November 30, 2022.

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

	Three months ended September 30,			Three months ended June 30,			Three months ended September 30,
	2022			2022			2021
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$9,230,738	$118,642	5.10%	$9,109,131	$102,328	4.51%	$8,666,353	$94,465	4.32%
Taxable securities	1,294,470	8,064	2.27	1,209,498	6,894	2.29	904,338	4,810	2.11
Non-taxable securities[2]	907,785	6,653	2.84	858,621	6,050	2.83	690,600	4,773	2.74
Total securities	2,202,255	14,717	2.65	2,068,119	12,944	2.51	1,594,938	9,583	2.38
Interest-earning deposits	765,258	4,190	2.17	1,401,961	2,496	0.71	1,251,988	480	0.15
Total interest-earning assets	12,198,251	137,549	4.47	12,579,211	117,768	3.76	11,513,279	104,528	3.60
Noninterest-earning assets	959,870			949,263			821,279
Total assets	$13,158,121			$13,528,474			$12,334,558

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,200,619	$1,707	0.31%	$2,329,431	$659	0.11%	$2,228,466	$459	0.08%
Money market accounts	2,791,822	6,067	0.86	2,767,595	2,270	0.33	2,675,405	1,294	0.19
Savings	828,747	69	0.03	854,860	70	0.03	747,927	61	0.03
Certificates of deposit	554,987	844	0.60	591,091	851	0.58	604,594	927	0.61
Total interest-bearing deposits	6,376,175	8,687	0.54	6,542,977	3,850	0.24	6,256,392	2,741	0.17
Subordinated debentures	155,225	2,313	5.91	155,092	2,257	5.84	204,011	2,855	5.55
FHLB advances	25,543	103	1.60	50,000	197	1.58	89,457	211	0.94
Securities sold under agreements to repurchase	198,027	123	0.25	202,537	41	0.08	216,403	58	0.11
Other borrowed funds	19,984	179	3.53	21,413	111	2.08	25,699	90	1.39
Total interest-bearing liabilities	6,774,954	11,405	0.67	6,972,019	6,456	0.37	6,791,962	5,955	0.35
Noninterest bearing liabilities:
Demand deposits	4,778,720			4,987,455			4,040,761
Other liabilities	109,943			94,733			107,739
Total liabilities	11,663,617			12,054,207			10,940,462
Shareholders' equity	1,494,504			1,474,267			1,394,096
Total liabilities & shareholders' equity	$13,158,121			$13,528,474			$12,334,558
Net interest income		$126,144			$111,312			$98,573
Net interest spread			3.80%			3.39%			3.25%
Net interest margin			4.10%			3.55%			3.40%
1 Average balances include nonaccrual loans. Interest income includes loan fees of $3.6 million, $4.2 million, and $6.5 million for the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, respectively.
2 Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $1.9 million, $1.7 million, and $1.3 million for the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, respectively.

	Nine months ended September 30,
	2022			2021
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$9,116,072	$317,271	4.65%	$7,727,264	$250,699	4.34%
Taxable securities	1,219,093	20,658	2.27	870,169	14,235	2.19
Non-taxable securities[2]	846,707	17,973	2.84	635,423	13,392	2.82
Total securities	2,065,800	38,631	2.50	1,505,592	27,627	2.45
Interest-earning deposits	1,312,442	7,502	0.76	914,954	906	0.13
Total interest-earning assets	12,494,314	363,404	3.89	10,147,810	279,232	3.68
Noninterest-earning assets	937,549			712,946
Total assets	$13,431,863			$10,860,756

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,344,007	$2,902	0.17%	$2,035,029	$1,123	0.07%
Money market accounts	2,810,278	9,797	0.47	2,458,146	3,257	0.18
Savings	833,721	205	0.03	707,269	161	0.03
Certificates of deposit	584,213	2,492	0.57	555,045	3,329	0.80
Total interest-bearing deposits	6,572,219	15,396	0.31	5,755,489	7,870	0.18
Subordinated debentures	155,093	6,790	5.85	203,853	8,521	5.59
FHLB advances	41,758	495	1.58	63,297	603	1.27
Securities sold under agreements to repurchase	220,703	224	0.14	218,942	176	0.11
Other borrowed funds	21,402	372	2.32	27,154	285	1.40
Total interest-bearing liabilities	7,011,175	23,277	0.44	6,268,735	17,455	0.37
Noninterest bearing liabilities:
Demand deposits	4,819,718			3,280,414
Other liabilities	99,458			108,001
Total liabilities	11,930,351			9,657,150
Shareholders' equity	1,501,512			1,203,606
Total liabilities & shareholders' equity	$13,431,863			$10,860,756
Net interest income		$340,127			$261,777
Net interest spread			3.45%			3.31%
Net interest margin			3.64%			3.45%

1 Average balances include nonaccrual loans. Interest income includes loan fees of $13.0 million and $22.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
2 Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $5.1 million and $3.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	compared to			compared to
	Three months ended June 30, 2022			Nine months ended September 30, 2021
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Loans(3)	$1,395	$14,919	$16,314	$47,366	$19,206	$66,572
Taxable securities	552	618	1,170	5,896	527	6,423
Non-taxable securities(3)	404	199	603	4,484	97	4,581
Interest-earning deposits	(1,540)	3,234	1,694	551	6,045	6,596
Total interest-earning assets	$811	$18,970	$19,781	$58,297	$25,875	$84,172

Interest paid on:
Interest-bearing demand accounts	$(37)	$1,085	$1,048	$194	$1,585	$1,779
Money market accounts	21	3,776	3,797	528	6,012	6,540
Savings	(1)	—	(1)	30	15	45
Certificates of deposit	(42)	35	(7)	167	(1,005)	(838)
Subordinated debentures	4	52	56	(2,119)	388	(1,731)
FHLB advances	(96)	2	(94)	(234)	126	(108)
Securities sold under agreements to repurchase	(1)	83	82	1	47	48
Other borrowings	(7)	75	68	(70)	157	87
Total interest-bearing liabilities	(159)	5,108	4,949	(1,503)	7,325	5,822
Net interest income	$970	$13,862	$14,832	$59,800	$18,550	$78,350
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) of $126.1 million for the three months ended September 30, 2022 increased $14.8 million, from $111.3 million in the linked quarter. Interest income increased during the quarter due to higher loan and investment balances combined with an increase in market interest rates. The effective federal funds rate for the third quarter 2022 was 2.20%, an increase of 144 basis points, compared to the linked quarter. Excess liquidity was redeployed into the investment portfolio which, combined with higher average loan balances, benefited the earning-asset mix. The increase in interest income was partially offset by higher interest expense on the deposit portfolio due to higher costs.

Net interest income (on a tax equivalent basis) for the nine months ended September 30, 2022 of $340.1 million increased $78.3 million, over $261.8 million in the prior year period. The year-to-date increase over the prior year was primarily due to the FCBP acquisition and an increase in market interest rates. Organic growth in the loan portfolio and the continued increase in the investment portfolio has also benefited net interest income.

The current quarter and year-to-date increases in net interest income were partially offset by a decline in PPP income. PPP income in the third quarter 2022 was $0.5 million, compared to $1.6 million in the linked quarter. PPP income was $4.9 million for the nine months ended September 30, 2022, compared to $22.5 million in the comparable prior year period.

NIM was 4.10% for the third quarter 2022, an increase of 55 basis points from 3.55% in the linked quarter. The increase in NIM from the linked quarter was primarily due to higher yields on loans, investments and interest-earning deposits due to an increase in market interest rates. The average loan yield was 5.10% in the third quarter 2022, an increase of 59 basis points from 4.51% in the linked quarter. The average loan yield increased due to the repricing of variable-rate loans and the origination of new loans at an average rate of 5.68% in the third quarter. Approximately 20% of the variable-rate loan portfolio reprices on the first day of each quarter and thus, interest income in the period did not benefit from the Federal Reserve’s increase in the target federal funds rate in the current quarter. These loans will reset early in the fourth quarter. The average investment yield was 2.65%, an increase of 14 basis points from the linked quarter. The investment yield increased due to the purchase of new investments at higher yields due to the expansion of the investment portfolio and the reinvestment of cash flows. Investments purchased in the third quarter 2022 had a tax equivalent average yield of 3.68%.

NIM was 3.64% for the nine months ended September 30, 2022, an increase of 19 basis points, from 3.45% in the prior year period. The increase in NIM over the prior year period was primarily due to the increase in interest rates that have had a greater impact on assets with variable interest rates than on deposit costs. In 2022, the target federal funds rate has increased 300 basis points to a range of 3.0 to 3.25%, the highest level since early 2008.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
(in thousands)	September 30, 2022	June 30, 2022	Increase (decrease)		September 30, 2022	September 30, 2021	Increase (decrease)
Deposit service charges	$4,951	$4,749	$202	4%	$13,863	$11,466	$2,397	21%
Wealth management revenue	2,432	2,533	(101)	(4)%	7,587	7,572	15	—%
Card services revenue	2,652	3,514	(862)	(25)%	9,206	8,657	549	6%
Tax credit income (loss)	(3,625)	1,186	(4,811)	(406)%	169	3,654	(3,485)	(95)%
Other income	3,044	2,212	832	38%	11,464	13,764	(2,300)	(17)%
Total noninterest income	$9,454	$14,194	$(4,740)	(33)%	$42,289	$45,113	$(2,824)	(6)%

Total noninterest income for the third quarter 2022 was $9.5 million, a decrease of $4.7 million from $14.2 million in the linked quarter. The decrease from the linked quarter was primarily due to decreases in tax credit income and card services revenue. Rising interest rates reduced tax credit income due to the impact on tax credit projects carried at fair value. The rise in interest rates in the third quarter 2022 increased the discount rate used in the fair value of these projects, resulting in a lower fair value. Future rate increases may result in additional fair value changes that will lower tax credit income. The Durbin Amendment limits the amount of interchange income the Company can earn on debit card transactions. This limitation went into effect for the Company in the third quarter 2022 and reduced card services revenue by approximately $1.0 million in the third quarter.

Other income in the current and linked quarters included a combined $0.3 million of income from community development investments and swap income. Income from community development investments and customer swap fees are not consistent sources and will vary among periods.

Total noninterest income for the nine months ended September 30, 2022 was $42.3 million, a decrease of $2.8 million from $45.1 million in the prior year period. The decrease was primarily due to tax credit and other income. Tax credit income was lower due to the previously discussed changes in the fair value of tax credits carried at fair value. Other income in the first nine months of 2022 decreased primarily due to lower private equity fund distributions and lower mortgage banking revenue due to a decline in activity, partially offset by higher income on community development investments. The FCBP acquisition contributed $4.9 million to noninterest income in 2022 compared to $1.5 million in the prior year period, primarily in deposit service charges.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
(in thousands)	September 30, 2022	June 30, 2022	Increase (decrease)		September 30, 2022	September 30, 2021	Increase (decrease)
Employee compensation and benefits	$36,999	$36,028	$971	3%	$108,854	$91,416	$17,438	19%
Occupancy	4,497	4,309	188	4%	13,392	11,776	1,616	14%
Data processing	3,543	3,111	432	14%	9,914	9,068	846	9%
Professional fees	1,597	1,542	55	4%	4,316	3,189	1,127	35%
Branch closure expenses	—	—	—	—%	—	3,441	(3,441)	NM
Merger-related expenses	—	—	—	—%	—	19,762	(19,762)	NM
Other expense	22,207	20,434	1,773	9%	60,591	43,573	17,018	39%
Total noninterest expense	$68,843	$65,424	$3,419	5%	$197,067	$182,225	$14,842	8%

Efficiency ratio	51.47%	52.84%	(1.37)%		52.22%	60.09%	(7.87)%
Core efficiency ratio[1]	51.47%	52.81%	(1.34)%		52.21%	52.59%	(1.12)%

[1] Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.
NM - Not meaningful

Noninterest expense was $68.8 million for the third quarter 2022, an increase of $3.4 million from $65.4 million in the linked quarter. Employee compensation and benefits increased $1.0 million from the linked quarter due to an increase in full-time equivalent associates and higher performance-based incentive accruals. Other expense increased $2.3 million from the linked quarter primarily due to a $1.8 million increase in variable deposit costs in certain of the Company’s specialized deposit businesses that are impacted by higher interest rates.

Noninterest expense of $197.1 million for the nine months ended September 30, 2022, increased $14.8 million, from $182.2 million in the prior year period. The increase was primarily due to the FCBP acquisition that added $20.0 million in noninterest expense for the nine months ended September 30, 2022 compared to $7.4 million in the prior year period, an increase in employee compensation and benefits from merit increases in 2021, and higher deposit servicing costs. Certain deposit specialty accounts receive an earnings credit that pays costs used to service the customer. These costs are recorded as noninterest expense and will fluctuate with the amount of the underlying deposit balances and the related earnings credit rate. The increase was primarily due to continued success in generating new customer activity in the deposit specialties and higher earnings credit rates. Offsetting these increases was a decline of $19.8 million in merger expenses that were recognized in the prior year on the acquisitions of Seacoast Commerce Banc Holdings and FCBP and $3.4 million in branch closure expenses recognized in the prior year period.

Income Taxes

The Company’s effective tax rate was 21.8% for both the third quarter 2022 and the linked quarter. The effective tax rate was 21.9% and 20.9% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate for the first nine months of 2022 has increased over the prior year period due to growth of pre-tax income and the further expansion and diversification of the Company’s geographic footprint which has affected tax apportionment between states with different income tax rates.

Summary Balance Sheet

(in thousands)	September 30, 2022	December 31, 2021	Increase (decrease)
Total cash and cash equivalents	$744,876	$2,021,689	$(1,276,813)	(63)%
Securities	2,113,305	1,795,687	317,618	18%
Loans (excluding PPP)	9,341,822	8,921,989	419,833	5%
PPP loans, net	13,165	134,084	(120,919)	(90)%
Total assets	12,994,787	13,537,358	(542,571)	(4)%
Deposits	11,057,594	11,343,799	(286,205)	(3)%
Total liabilities	11,548,569	12,008,242	(459,673)	(4)%
Total shareholders’ equity	1,446,218	1,529,116	(82,898)	(5)%

Total assets were $13.0 billion at September 30, 2022, a decrease of $542.6 million from December 31, 2021. Cash and cash equivalents declined $1.3 billion, primarily due to organic loan growth, the deployment of excess liquidity into the investment portfolio and managed outflows in the deposit portfolio. New loan production and an increase in line utilization increased the loan portfolio, net of PPP. Total liabilities of $11.5 billion, decreased $459.7 million from December 31, 2021. A decrease in deposits was primarily driven from the Company’s focus on relationship-based, low-cost accounts that resulted in certain deposit account outflows.

Loans by Type

The Company has a diversified loan portfolio, with no concentration of credit in any one economic sector; however, a substantial portion of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table summarizes the composition of the Company’s loan portfolio:

(in thousands)	September 30, 2022	December 31, 2021	Increase (decrease)
Commercial and industrial	$3,709,893	$3,392,375	$317,518	9%
Commercial real estate - investor owned	2,286,458	2,141,143	145,315	7%
Commercial real estate - owner occupied	2,152,189	2,035,785	116,404	6%
Construction and land development	583,649	734,073	(150,424)	(20)%
Residential real estate	397,450	454,052	(56,602)	(12)%
Other	225,348	260,214	(34,866)	(13)%
Loans held for investment	$9,354,987	$9,017,642	$337,345	4%

The following table illustrates the change in loans:

(in thousands)	September 30, 2022	December 31, 2021	Increase (decrease)
C&I	$1,842,510	$1,538,155	$304,355	20%
CRE investor owned	2,106,458	1,955,087	151,371	8%
CRE owner occupied	1,133,467	1,112,463	21,004	2%
SBA Loans*	1,269,065	1,241,449	27,616	2%
Sponsor finance*	650,102	508,469	141,633	28%
Life insurance premium financing*	717,773	593,562	124,211	21%
Tax credits*	507,681	486,881	20,800	4%
SBA PPP loans	13,165	271,958	(258,793)	(95)%
Residential real estate	381,634	430,985	(49,351)	(11)%
Construction and land development	513,452	625,526	(112,074)	(18)%
Other	219,680	253,107	(33,427)	(13)%
Total loans	$9,354,987	$9,017,642	$337,345	4%

*Specialty loan category

Loans totaled $9.4 billion at September 30, 2022 compared to $9.0 billion at December 31, 2021. PPP loans declined $258.8 million to $13.2 million from continued PPP forgiveness by the SBA. All specialty loan categories increased in the first nine months of 2022 as compared to December 31, 2021, particularly sponsor finance loans and life insurance premium financing. Average line draw utilization was 42.1% for the first nine months of 2022, compared to 38.5% for the full year of 2021.

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

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses:

	Quarter ended		Nine months ended September 30,
(in thousands)	September 30, 2022	June 30, 2022	2022	2021
Provision (benefit) for credit losses on loans	$504	$1,159	$(2,645)	$(7,119)
Day 2 provision on First Choice acquired loans			—	23,904
Provision (benefit) for off-balance sheet commitments	340	(212)	853	1,309
Provision (benefit) for held-to-maturity securities	(18)	149	75	190
Recovery of accrued interest	(150)	(438)	(1,017)	(1,239)
Provision (benefit) for credit losses	$676	$658	$(2,734)	$17,045

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

A provision for credit losses of $0.7 million was recognized for both the third quarter 2022 and the linked quarter. Loan growth and a worsening economic forecast increased the allowance for credit losses during the quarter. This increase was partially offset by the improvement in credit quality and a shift in the composition of the loan portfolio to categories with lower reserves. For the nine months ended September 30, 2022 and 2021, a provision benefit was recognized of $2.7 million compared to a provision expense of $17.0 million, respectively. The provision expense in the prior year period was driven by the FCBP acquisition and the initial allowance recorded on certain acquired loans.

The following table summarizes the allocation of the ACL:

	September 30, 2022		December 31, 2021
(in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$69,168	39.7%	$63,825	37.6%
Real estate:
Commercial	50,056	47.4%	53,437	46.3%
Construction and land development	9,203	6.2%	14,536	8.1%
Residential	7,541	4.3%	7,927	5.1%
Other	4,604	2.4%	5,316	2.9%
Total	$140,572	100.0%	$145,041	100.0%

The ACL on loans was 1.50% of loans at September 30, 2022, compared to 1.61% of loans at December 31, 2021. Loan growth, net charge-offs and the net provision benefit in 2022 drove the decrease in the ACL to total loans ratio. Excluding guaranteed loans, the ACL to total loans was 1.69% at September 30, 2022, compared to 1.84% at December 31, 2021.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	September 30, 2022			June 30, 2022
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$680	$3,625,372	0.07%	$(109)	$3,478,438	(0.01)%
Real estate:
Commercial	(267)	4,353,044	(0.02)%	(8)	4,239,384	—%
Construction and land development	(10)	647,887	(0.01)%	(14)	754,106	(0.01)%
Residential	36	368,497	0.04%	(62)	391,013	(0.06)%
Other	39	234,054	0.07%	18	244,131	0.03%
Total	$478	$9,228,854	0.02%	$(175)	$9,107,072	(0.01)%
(1) Excludes loans held for sale.

	Nine months ended
	September 30, 2022			September 30, 2021
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$1,940	$3,496,364	0.07%	$6,540	$3,015,185	0.29%
Real estate:
Commercial	(531)	4,279,682	(0.02)%	1,261	3,203,527	0.05%
Construction and land development	(45)	703,236	(0.01)%	(435)	549,542	(0.11)%
Residential	336	388,920	0.12%	737	324,583	0.30%
Other	124	245,378	0.07%	263	627,618	0.06%
Total	$1,824	$9,113,580	0.03%	$8,366	$7,720,455	0.14%
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

(in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$18,095	$23,449
Loans past due 90 days or more and still accruing interest	15	1,716
Troubled debt restructurings	74	2,859
Total nonperforming loans	18,184	28,024
Other real estate	269	3,493
Total nonperforming assets	$18,453	$31,517

Total assets	$12,994,787	$13,537,358
Total loans	9,354,987	9,017,642
Total allowance for credit losses	140,572	145,041

ACL to nonaccrual loans	777%	619%
ACL to nonperforming loans	773%	518%
ACL to total loans	1.50%	1.61%
Nonaccrual loans to total loans	0.19%	0.26%
Nonperforming loans to total loans	0.19%	0.31%
Nonperforming assets to total assets	0.14%	0.23%

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$13,305	$21,538
Commercial real estate	4,538	4,414
Residential real estate	326	2,048
Other	15	24
Total	$18,184	$28,024

The following table summarizes the changes in nonperforming loans:

Nine months ended
(in thousands)	September 30, 2022
Nonperforming loans, beginning of period	$28,024
Additions to nonaccrual loans	6,950
Charge-offs	(6,139)
Principal payments	(10,651)
Nonperforming loans, end of period	$18,184

Deposits

(in thousands)	September 30, 2022	December 31, 2021	Increase (decrease)
Noninterest-bearing demand accounts	$4,642,539	$4,578,436	$64,103	1%
Interest-bearing demand accounts	2,270,898	2,465,884	(194,986)	(8)%
Money market accounts	2,792,766	2,890,976	(98,210)	(3)%
Savings accounts	824,483	800,210	24,273	3%
Certificates of deposit:
Brokered	129,039	128,970	69	—%
Other	397,869	479,323	(81,454)	(17)%
Total deposits	$11,057,594	$11,343,799	$(286,205)	(3)%

Demand deposits / total deposits	42%	40%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Three months ended
	September 30, 2022		June 30, 2022		September 30, 2021
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,778,720	—%	$4,987,455	—%	$4,040,761	—%

Interest-bearing demand accounts	2,200,619	0.31	2,329,431	0.11	2,228,466	0.08
Money market accounts	2,791,822	0.86	2,767,595	0.33	2,675,405	0.19
Savings accounts	828,747	0.03	854,860	0.03	747,927	0.03
Certificates of deposit	554,987	0.60	591,091	0.58	604,594	0.61
Total interest-bearing deposits	$6,376,175	0.54	$6,542,977	0.24	$6,256,392	0.17

Total average deposits	$11,154,895	0.31	$11,530,432	0.13	$10,297,153	0.11

	Nine months ended
	September 30, 2022		September 30, 2021
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,819,718	—%	$3,280,414	—%

Interest-bearing demand accounts	2,344,007	0.17	2,035,029	0.07
Money market accounts	2,810,278	0.47	2,458,146	0.18
Savings accounts	833,721	0.03	707,269	0.03
Certificates of deposit	584,213	0.57	555,045	0.80
Total interest-bearing deposits	$6,572,219	0.31	$5,755,489	0.18

Total average deposits	$11,391,937	0.18	$9,035,903	0.12

Core deposits, defined as total deposits excluding certificates of deposits, were $10.5 billion at September 30, 2022, a decrease of $204.8 million from December 31, 2021. The decrease was primarily in interest-bearing demand accounts and money market accounts that declined $268.9 million primarily due to the managed run-off of certain interest-rate sensitive, large balance accounts. This reflects a shift in our deposit mix aligned with our disciplined focus on relationship-based, lower-cost deposits. Noninterest-bearing deposit accounts increased $64.1 million from December 31, 2021, principally due to growth in the specialty deposit group. The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $2.4 billion at September 30, 2022 and $2.2 billion at December 31, 2021.

As rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher-yielding deposit products, such as money market accounts or certificates of deposit.

The total cost of deposits was 0.31% for the current quarter, compared to 0.13% for the linked quarter. For the year-to-date period in 2022, the total cost of deposits was 0.18%, compared to 0.12% in the prior year period.

Shareholders’ Equity

Shareholders’ equity totaled $1.4 billion at September 30, 2022, a decrease of $82.9 million from December 31, 2021. Significant activity during the first nine months of 2022 was as follows:

•increase from net income of $143.0 million,
•net decrease in fair value of securities and cash flow hedges of $172.0 million,
•decrease from stock repurchases of $32.9 million, and
•decrease from dividends paid on common and preferred stock of $27.8 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $744.9 million at September 30, 2022 and $2.0 billion at December 31, 2021. The low interest rate environment in recent years, coupled with an uncertain outlook and government stimulus, such as the PPP, has increased liquidity within the banking industry, including the Company. However, recent increases in short term interest rates and a tightening of monetary policy by the Federal Reserve may lead to competitive pricing pressures and a reduction of deposits in the industry. The Company has redeployed part of its excess liquidity into the investment portfolio during the nine months ended September 30, 2022. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $2.0 billion at September 30, 2022, and included $596 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $1.4 billion could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed, at September 30, 2022, the Company could borrow an additional $832 million from the FHLB of Des Moines under blanket loan pledges, and has an additional $1.4 billion available from the Federal Reserve Bank under a pledged loan agreement. The Company has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.0 billion in unused commitments to extend credit as of September 30, 2022. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which was available at September 30, 2022. The line of credit has a one-year term and was renewed in February 2022 for an additional one-year term. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). As of September 30, 2022, and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	September 30, 2022		December 31, 2021
(in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.0%	12.2%	11.3%	12.5%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.6%	12.2%	13.0%	12.5%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.2%	13.2%	14.7%	13.5%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.4%	10.1%	9.7%	9.3%	5.0%	4.0%
Tangible common equity to tangible assets[1]	7.9%		8.1%
Common equity tier 1 capital	$1,174,612	$1,296,935	$1,091,823	$1,201,340
Tier 1 capital	1,340,252	1,296,987	1,257,462	1,201,391
Total risk-based capital	1,514,971	1,408,455	1,423,036	1,303,715

[1] Not a required regulatory capital ratio.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:

The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as tangible common equity, PPNR, core efficiency ratio, and the tangible common equity ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
The Company considers its tangible common equity, PPNR, core efficiency ratio, and the tangible common equity ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Performance Measures

	Three months ended			Nine months ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income	124,290	109,613	97,273	335,068	258,134

Noninterest income	9,454	14,194	17,619	42,289	45,113
Less gain (loss) on sale of other real estate	(22)	(90)	335	(93)	884
Total core revenue	133,766	123,897	114,557	377,450	302,363

Noninterest expense	68,843	65,424	76,885	197,067	182,225
Less merger-related expenses	—	—	14,671	—	19,762
Less branch-closure expenses	—		3,441	—	3,441
Core noninterest expense	68,843	65,424	58,773	197,067	159,022

Core efficiency ratio	51.47%	52.81%	51.30%	52.21%	52.59%

Tangible Common Equity Ratio

(in thousands)	September 30, 2022	December 31, 2021
Shareholders' equity	$1,446,218	$1,529,116
Less preferred stock	71,988	71,988
Less goodwill	365,164	365,164
Less intangible assets	18,217	22,286
Tangible common equity	$990,849	$1,069,678

Total assets	$12,994,787	$13,537,358
Less goodwill	365,164	365,164
Less intangible assets, net	18,217	22,286
Tangible assets	$12,611,406	$13,149,908

Tangible common equity to tangible assets	7.86%	8.13%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the three months ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2021
Average shareholder’s equity	$1,494,504	$1,474,267	$1,394,096
Less average preferred stock	71,988	71,988	—
Less average goodwill	365,164	365,164	342,622
Less average intangible assets	18,857	20,175	23,473
Average tangible common equity	$1,038,495	$1,016,940	$1,028,001

PPNR

	Quarter ended			Nine months ended
(in thousands)	Sep 30, 2022	Jun 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Net interest income	$124,290	$109,613	$97,273	$335,068	$258,134
Noninterest income	9,454	14,194	17,619	42,289	45,113
Less noninterest expense	68,843	65,424	76,885	197,067	182,225
Branch closure expenses	—	—	3,441	—	3,441
Merger-related expenses	—	—	14,671	—	19,762
PPNR	$64,901	$58,383	$56,119	$180,290	$144,225

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q and other cautionary statements set forth elsewhere in this report.

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

The following table summarizes the expected impact of interest rate shocks on net interest income at September 30, 2022:

Rate Shock	Annual % change in net interest income
+ 300 bp	13.5%
+ 200 bp	9.0%
+ 100 bp	4.4%
- 100 bp	(5.7)%
- 200 bp	(13.9)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At September 30, 2022, the Company had $62.0 million in derivative contracts used to manage interest rate risk. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

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

In March 2022, the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”) was signed into law. The LIBOR Act addresses contracts that remain on LIBOR as of June 30, 2023 and that either do not have fallback provisions or that contain fallback provisions that do not identify a specific benchmark replacement. The LIBOR Act also establishes a safe harbor for lenders, shielding lenders from litigation as a result of using a fallback rate based on SOFR that will be selected by the Federal Reserve. The Federal Reserve is required to promulgate regulations carrying out the terms of the LIBOR Act not later than 180 days following its enactment.

We have exposure to LIBOR in various financial contracts. Instruments that may be impacted include loans, securities, debt instruments and derivatives, among other financial contracts indexed to LIBOR. We also have loans that are indirectly linked to LIBOR through reference to the ICE swap rate. We have an internal working group composed of members from legal, credit, finance, operations, risk and audit to monitor developments, develop policies and procedures, assess the impact to the Company, consider relevant options and to determine an appropriate replacement index for affected contracts that expire after the expected discontinuation of LIBOR on June 30, 2023. We are actively working to amend and address impacted contracts to allow for a replacement index. However, amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain circumstances. As of September 30, 2022, the Company’s financial contracts indexed to LIBOR included $1.6 billion in loans (including $546 million indirectly linked to LIBOR through reference to an ICE swap rate), $118 million in borrowings, and $660.9 million (notional) in derivatives.
In addition, LIBOR may be referenced in other financial contracts not included in the discussion above.

The Company had $5.9 billion in variable rate loans at September 30, 2022. Of these loans, $3.6 billion have an interest rate floor and nearly all of those loans were at or above the floor.

The Company maintains an available-for-sale investment securities portfolio that totaled $1.5 billion at September 30, 2022. This portfolio consists primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At September 30, 2022, the available-for-sale investment portfolio had a net unrealized loss of $168.8 million.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2022. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance of the achievement of the objectives described above.

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of October 28, 2022.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer