Form 10-K
period 2022-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2023-02-24
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-15373

 ENTERPRISE FINANCIAL SERVICES CORP
(Exact name of registrant as specified in its charter)

Delaware	43-1706259
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
150 North Meramec Avenue, Clayton, MO 63105
(Address of Principal Executive Offices)
(314) 725-5500
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $1,609,153,000 based on the closing price of the common stock of $41.50 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) as reported by the Nasdaq Global Select Market.
As of February 22, 2023, the Registrant had 37,278,741 shares of outstanding common stock..

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are incorporated by reference into Item 7 of this Annual Report on Form 10-K. Additionally, the information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

1Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

ENTERPRISE FINANCIAL SERVICES CORP
2022 ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms, Abbreviations and Entities

The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ACL	Allowance for Credit Losses	Federal Reserve	Federal Reserve Board
ASC	Accounting Standards Codification	FHLB	Federal Home Loan Bank
ASU	Accounting Standards Update	First Choice	First Choice Bancorp
Bank	Enterprise Bank & Trust	FCB	First Choice Bank
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	Generally Accepted Accounting Principles
Board or Board of Directors	Enterprise Financial Services Corp board of directors	GDP	Gross Domestic Product
C&I	Commercial and Industrial	ICE	The Intercontinental Exchange
CCB	Capital Conservation Buffer	LIBOR	London Interbank Offered Rate
CDFI	Community Development Financial Institution	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current Expected Credit Loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1 Capital	PCD	Purchased Credit Deteriorated
CFPB	Consumer Financial Protection Bureau	PCI	Purchased Credit Impaired
Company	Enterprise Financial Services Corp and Subsidiaries	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	PPPLF	Paycheck Protection Program Liquidity Facility
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBA	U.S. Small Business Administration
EFSC	Enterprise Financial Services Corp	SBIC	Small Business Investment Company
Enterprise	Enterprise Financial Services Corp and Subsidiaries	Seacoast	Seacoast Commerce Banc Holdings
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate

PART 1

ITEM 1: BUSINESS

Forward-Looking Information
Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, shareholder value creation and the impact of the Seacoast and First Choice acquisitions and other acquisitions. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “could,” “continue” and the negative and other variations of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends, and statements about future performance, operations, products and services. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those anticipated in the forward-looking statements and future results could differ materially from historical performance. Further, the ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The COVID-19 pandemic could continue to adversely affect us, our customers, counterparties, employees, and third-party service providers, and the extent of its impact remains uncertain. Uneven economic recovery from COVID-19 across sectors could adversely affect our business, financial position, results of operations, liquidity and prospects. In addition, governmental action as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to: our ability to efficiently integrate acquisitions, including the Seacoast and First Choice acquisitions, into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which we adopted on January 1, 2020 and which changed how we estimate credit losses and may increase the required level of our allowance for credit losses in future periods; changes in the method of determining LIBOR and the phase-out of LIBOR; natural disasters; war or terrorist activities, or pandemics, including the COVID-19 pandemic, and their effects on economic and business environments in which we operate, including the ongoing disruption to the financial market and other economic activity caused by the COVID-19 pandemic; and other risks discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements.

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

Our business objective is to generate attractive shareholder returns by providing comprehensive financial services primarily to privately-held businesses, their owner families, and other success-minded individuals. To achieve these objectives we have developed a business strategy that leverages a focused and relationship-oriented distribution and sales approach, with an emphasis on niche businesses, while maintaining prudent credit and interest rate risk management, opportunities for fee income, appropriate supporting technology, and controlled expenses. We believe this strategy allows us to maximize organic growth opportunities, which we supplement and enhance through disciplined growth through acquisition.

As described in greater detail below, the Company offers a broad range of business and personal banking services, including wealth management services provided through Enterprise Trust. Lending services include C&I, CRE, real estate construction and development, residential real estate, SBA, consumer and other loan products. A wide variety of deposit products, including property management and homeowners association along with a complete suite of treasury management and international trade services for operating businesses, complement our lending capabilities.

Building long-term client relationships – Our growth strategy is first and foremost client relationship driven. We continuously seek to add clients who fit our target market of businesses, business owners, professionals, and associated relationships. Those relationships are maintained, cultivated, and expanded over time by experienced banking officers and other trained professionals. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing or other deposit sources, including advances from the FHLB, and brokered certificates of deposits.

Specialized lending and product niches – We have focused our lending activities in specialty markets where we believe our expertise and experience as a commercial lender provides advantages over other competitors. In addition, we have developed expertise in certain product niches. These specialty niche activities focus on the following areas:
•SBA 7(a). We have a team of experienced bankers in production offices across the country that originate loans through the SBA 7(a) program. These loans are primarily owner-occupied, commercial real estate loans secured by a first lien. These loans predominantly have a 75% portion guaranteed by the SBA. By focusing on this specific product type, we have developed an expertise that differentiates us based upon speed and reliability of execution.
•Life Insurance Premium Finance. We specialize in financing whole life insurance premiums utilized in high net worth estate planning through relationships with boutique estate planners throughout the United States.
•Sponsor Finance. We support mid-market company mergers and acquisitions in many domestic markets. We market directly to targeted private equity firms, principally SBICs, and provide primarily senior debt financing to the portfolio companies. In addition, the Company has both financing and depository relationships with the sponsors of the portfolio companies.
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
•Tax Credit Brokerage. We have a minority ownership in a partnership that acquires, invests and sells, state low income housing tax credits. We lend the partnership money with 6 - 12 year terms and receive interest income and fee income as projects close or credits are sold.

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

Fee income business – We offer a broad range of treasury management products and services that benefit businesses ranging from large national clients to local businesses. Customized solutions and special product bundles are available to clients of all sizes. In response to ever increasing needs for data/information security and functional efficiency, we continue to offer cash management systems that employ mobile technology and fraud detection/mitigation services. Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services to facilitate our providing these services. We also offer customer hedging products, international banking, card services and tax credit businesses that generate fee income. The Company also invests in certain private equity and SBIC investments that generate additional fee income.

Use of technology – Clients access our products and services both in physical branch locations as well as remotely. We offer online, device applications, text and voice banking in addition to a variety of “on site” hardware and software solutions, such as remote deposit capture. These portals facilitate access to the commercial and consumer products we offer such as internet banking, mobile banking, cash management products, remote deposit capture, positive pay services, fraud detection and prevention, automated payables, check image, and statement and document imaging. Additional service offerings currently supported by the Bank include controlled disbursements, repurchase agreements, and sweep investment accounts. Our cash management suite of products blends technology and personal service, which we believe often creates a competitive advantage over our competition. Technology products are also extensively utilized within the organization by associates in all lines of business including operations and support, customer service, and financial reporting for internal management purposes and for external compliance.

Maintaining asset quality – We monitor asset quality through formal, ongoing, multiple-level reviews of loans in each market and specialized lending niche. These reviews are overseen by the Bank’s credit administration department. In addition, the loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the Bank’s Board of Directors or its committees.

Expense management – We manage expenses carefully through detailed budgeting and expense approval processes. Our success is gauged through the measurement of the “efficiency ratio.” The efficiency ratio is equal to noninterest expense divided by total revenue (tax equivalent net interest income plus noninterest income).

Growth through Acquisitions – Disciplined strategic acquisitions have contributed significantly to the Company’s growth and expansion over the past several years.

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

Supervision and Regulation
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”) and is subject to regulation, supervision and examination by the Federal Reserve. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, the Bank is subject to supervision and regulation by the FDIC.

The Company has securities registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the Nasdaq Stock Market. The Company also has depositary shares, each representing a 1/40th interest in a share of the Company’s 5%, noncumulative perpetual preferred stock (“Series A Preferred Stock”), listed on the Nasdaq Stock Market. Accordingly, the Company is subject to both SEC and Nasdaq listing standards.

The following is a summary description of the relevant laws, rules, and regulations governing banks and financial holding companies, including the Company. The description of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the related statutes and regulations.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors, the deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders or creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate credit loss reserves for regulatory purposes.

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

One of the most comprehensive legislative acts in recent years was the Dodd-Frank Act, which contains a set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018.

Legislative and Regulatory Actions in Connection with Global Pandemic. On January 31, 2020, the Secretary of Health and Human Services declared a public health emergency due to the global outbreak of a new strain of coronavirus (COVID-19). On March 13, 2020, the President of the United States proclaimed COVID-19 as a national emergency, following the World Health Organization’s categorization of the outbreak as a pandemic. On January 30, 2023, the President announced an intention to allow the national emergency to expire on May 11, 2023.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act contains provisions to assist individuals and businesses, including the SBA’s Paycheck Protection Program. The PPP provided guaranteed loans that are forgivable if certain requirements are met. Subsequent legislation increased the overall PPP authorization through the end of the program on May 31, 2021. The CARES Act also provided certain temporary regulatory relief for financial institutions. The act permitted financial institutions to temporarily suspend any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a troubled debt restructuring (“TDR”), including impairment for accounting purposes, through the end of 2021. We elected to apply the CARES Act relief to certain loan modifications that related primarily to short-term payment deferrals and did not classify such modifications as TDRs during the allowed term.

Financial Holding Company
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

Change in Bank Control: Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank or financial holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a company or controls a majority of the board of directors. In certain circumstances, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities of a company. The regulations provide a procedure for challenging rebuttable presumptions of control.

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

Support of Bank Subsidiary: Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength for the Bank and to commit resources to support the Bank. The Dodd-Frank Act codified this longstanding policy by adopting a provision requiring, among other things, that bank holding companies serve as a source of strength for an subsidiary depository institution. Such financial and managerial support from the

Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

Capital Adequacy: The Company is subject to capital requirements and standards established by the Federal Reserve (“Basel III Capital Rules”) that are applied on a consolidated basis. These requirements are substantially similar to those required of the Bank (summarized below).
Under the Basel III Capital Rules, capital instruments such as trust preferred securities and cumulative preferred shares have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009, and have grandfathered as tier 1 capital such instruments issued by smaller entities prior to May 19, 2010 (provided they do not exceed 25% of tier 1 capital). At December 31, 2022, the Company had $93.0 million of trust preferred securities that are grandfathered under this provision. However, if the Company has total assets of $15 billion and acquires another bank, or if an acquisition causes the Company to exceed $15 billion in total assets, the trust preferred securities will no longer qualify as Tier 1 instruments (but may be included in tier 2 capital).

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

Under Federal Reserve policies, financial holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization’s expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve policy also provides that financial holding companies should not pay a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries.

Dividends, repurchases and redemptions on the Company’s capital stock (common and preferred) are prohibited under the terms of the junior subordinated debenture agreements (see “Item 8. Note 10 – Subordinated Debentures and Notes”) if the Company is in continuous default on its payment obligations, has elected to defer interest payments or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock is prohibited.

Incentive Compensation: Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions, like us, that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk- management control or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain, and motivate its key employees.

In October 2022, the SEC adopted rules requiring securities exchanges, including Nasdaq, to adopt listing standards that require issuers to develop and implement a policy providing, under certain circumstances, for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. The new rules, which were mandated as part of the Dodd-Frank Act and which became effective in January 2023, will require the Company to adopt a policy implementing the rules within 60 days after the Nasdaq listing standards become effective.

Bank Subsidiary
The Bank is subject to extensive federal and state regulatory oversight. The various regulatory authorities regulate or monitor all areas of the banking operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates and fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, low-income housing projects, and furniture and fixtures. In connection with their supervision and regulation responsibilities, the Bank is subject to periodic examination by the FDIC and Missouri Division of Finance.

Capital Adequacy: The Bank is required to comply with the FDIC’s capital adequacy standards for insured banks. The FDIC has issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with regulatory capital requirements.

Prompt Corrective Action: The Bank’s capital categories are determined for the purpose of applying the “prompt corrective action” rules described below and may be taken into consideration by banking regulators in evaluating proposals for expansion or new activities. They are not necessarily an accurate representation of a bank’s overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject the Bank to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits, and other restrictions on its business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.

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

In addition to the minimum capital ratios noted in the table above, the Basel III Capital Rules require the maintenance of a CCB consisting of CET1 capital in an amount equal to 2.5% of risk weighted assets to avoid restrictions on the ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. The CCB effectively increases the minimum CET1 capital, tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively.

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
All of the Bank’s capital ratios were at levels that qualify it to be “well-capitalized” for regulatory purposes as of December 31, 2022 (see “Item 8. Note 14 - Regulatory Capital”).
Consumer Financial Protection Bureau: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the CFPB. Depository institutions with more than $10 billion in assets, such as the Bank, are subject to examination by the CFPB.
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
Dividends by the Bank Subsidiary: Under Missouri law, the Bank may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” or after making the distribution would become undercapitalized. If the FDIC believes the Bank is engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements providing that insured banks generally should pay dividends only from their current operating earnings. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which would lead the FDIC to require that it maintain capital in excess of regulatory guidelines.

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

The last significant interagency revision to the CRA regulations occurred in 1995. In May 2022, federal bank regulatory agencies jointly issued a proposal to strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law. The comment period ended on August 5, 2022. We will continue to monitor for the final rulemaking and evaluate the impact of any changes to the CRA regulations.

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

Commercial Real Estate Lending: The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and non-farm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. Guidance from the federal banking regulators on the risk posed by CRE lending concentrations prescribes guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk. These guidelines include concentrations in certain types of CRE that may warrant greater supervisory scrutiny: total reported loans for construction, land development, and other land represent 100% or more of the institutions total capital; or total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more in the prior 36 months.

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions, from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that become effective in 2020, simplified and streamlined the compliance requirements for banks that do not have significant trading activities. In 2020, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.

Interchange Income: The Durbin Amendment to the Dodd-Frank Act capped debit card interchange fees for banks with over $10 billion in assets. Interchange fees are paid to banks by merchants for processing transactions. The Durbin Amendment cap for a single debit card transaction is 21 cents plus 5 basis points multiplied by the amount of the transaction. The Durbin Amendment cap became effective for the Bank on July 1, 2022 and resulted in a reduction in interchange income earned by the Bank.

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

Attracting and Retaining Talent. Our goal is to offer careers to our associates; not just jobs. At December 31, 2022, we employed 1,074 regular full-time and 53 part-time associates. We also employ seasonal/temporary associates and occasionally hire independent contractors for specific projects that require a highly specialized skill set or to provide additional resources during peak times, as needed.

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

We are committed to offering a competitive total compensation package that is consistent with our principles and aligned with the Company’s financial performance. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive.

In addition to base salary, approximately 60% of associates are eligible to participate in the Company’s Short Term Incentive Plan (“STIP”) program. Our STIP program is designed to align compensation with an associate’s performance in a given year. The program sets a performance level of short-term incentive awards that an associate is eligible to earn. The STIP target is defined as a percentage of base salary based on the associate’s grade level as determined by our Human Resources department.

In the past 18 months, we have raised our internal minimum wage twice. As of January 1, 2023, our minimum wage is $17 per hour. These increases were instituted to maintain a competitive total rewards package that attracts and retains top talent. The decision to increase our minimum wage was made after extensive research, including reviewing the current market landscape both inside and outside of banking and financial services, and with feedback from leadership. Currently, 96% of our associates earn more than the minimum wage.

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

Associate Feedback. We conduct associate surveys to ensure we understand what is important to our associates, including their opinions on a variety of topics. The adoption of a volunteer time-off policy and improvements to internal communication processes are examples of changes that have been made in response to survey results. Our efforts are being recognized. For the past five years, the Bank has been included in the “Best Banks to Work for” by American Banker magazine for our dedication to employee satisfaction. In 2022, we were ranked fifth among similar financial institutions with more than $10 billion in assets.

In late 2021, we conducted a survey specifically directed at gaining a better understanding of our culture and our associates’ experiences. The survey was designed to provide management insight into our culture’s strengths and identify opportunities for improvement. Additionally, we utilize small group setting programs across the organization, where associates have informal discussions and open forum on topics with management. Through our continued use of surveys and other forms of collecting associate feedback, we continue to understand, grow and enhance our culture to facilitate a ‘best place to work’ environment.

Diversity, Equity & Inclusion. We believe diversity of thought and experiences results in better outcomes and empowers our associates to make more meaningful contributions within our company and communities. We continue to learn and grow, and our current initiatives reflect our ongoing efforts around a more diverse, inclusive and equitable workplace.

Our Diversity, Equity & Inclusion Council is tasked with making recommendations on specific steps we can take to ensure we are driving positive change in our communities. In addition, we have several associate development programs that help to create a more inclusive environment by giving associates and other individuals of all backgrounds additional opportunities to succeed and contribute. These programs include:

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
•Empower & Enlighten - This program pairs our senior leaders with mid-level women and minority associates to foster an environment of mutual understanding, to remove generational boundaries and implicit biases, and to build the bridges that connect people to opportunity.
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

Focusing on a Safe and Healthy Workplace. We value our associates and are committed to providing a safe and healthy workplace. Our formal Health & Safety (“HS”) Policy mandates all tasks be conducted in a safe and efficient manner and comply with all local, state and federal health and safety regulations, and special safety concerns. The HS Policy encompasses all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage and general safety rules.

Additionally, our Business Continuity Plan and Pandemic Plan are important components in helping maintain the health and safety of our associates and clients.

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

Risks Relating to General Economic and Market Conditions
An economic downturn could adversely affect our financial condition, results of operations or cash flows.
Recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations and profitability. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. We bear increased risk of unfavorable local economic conditions. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

We face potential risk from changes in governmental monetary policies.
The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments, and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

Legal, Regulatory and Tax Risks
SBA lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.
Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (a “Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to, changes to the level of guarantee provided by the federal government on SBA loans, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations, and financial condition. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the way the loan was originated, funded, or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency.

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
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil monetary penalties; injunctive relief; and restrictions on mergers and acquisitions activity, expansion, and new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to compliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations, and failure to comply with these laws could lead to a wide variety of sanctions.
The Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If the Company or the Bank incur losses that erode its capital, it may become subject to enhanced regulation or supervisory action.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Missouri Division of Finance, the Federal Reserve, and the FDIC have the authority to compel or restrict certain actions if the Company’s or the Bank’s capital should fall below adequate capital standards. Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank’s operations; limiting the interest rate the Bank may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. These actions may limit the ability of the Bank or Company to execute its business plan and thus can lead to an adverse impact on the results of operations or financial position.

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

The transition from LIBOR may adversely affect the results of our operations.
On December 31, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the LIBOR, ceased issuance of 24 of the 35 LIBOR settings. Five U.S. dollar settings (overnight, 1-month, 3-month, 6-month and 1-year) will no longer be representative after June 30, 2023. New contracts indexed to LIBOR were prohibited after December 31, 2021. The Company has selected SOFR as a replacement rate to LIBOR. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds using SOFR as compared to LIBOR.

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

We may incur impairments to goodwill.
As of December 31, 2022, we had $365 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, or reduced future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Declines in asset values may result in impairment charges and adversely impact the value of our investments and our financial performance and capital.
We hold an investment portfolio that includes, but is not limited to, municipal bonds, government securities and agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and/or spread, and instability and other factors impacting the capital markets. Any of these factors, among others, could cause realized or unrealized losses in future periods and declines in other comprehensive income (loss), which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security and other relevant factors.

We invest in mortgage-backed obligations and such obligations have been, and are likely to continue to be, impacted by market dislocations, declining home values and prepayment risk, which may lead to volatility in cash flow and market risk and declines in the value of our investment portfolio.
Our investment portfolio includes mortgage-backed obligations primarily secured by pools of mortgages on single-family residences. The value of mortgage-backed obligations in our investment portfolio may fluctuate for several reasons, including (i) delinquencies and defaults on the mortgages underlying such obligations, due in part to high unemployment rates, (ii) falling home prices, (iii) lack of a liquid market for such obligations, and (iv) uncertainties in respect of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which guarantee such obligations. If the value of homes were to materially decline, the fair value of the mortgage-backed obligations in which we invest may also decline. Any such decline in the fair value of mortgage-backed obligations, or perceived market uncertainty about their fair value, could adversely affect our financial position and results of operations. In addition, when we acquire a mortgage-backed security, we anticipate the underlying mortgages will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when rates rise, but changes in prepayment rates are difficult to predict. At the time of purchase, many of our mortgage-backed securities had a higher interest rate than prevailing market rates, resulting in a premium purchase price. In accordance with applicable accounting standards, we amortize the premium over the expected life of the mortgage-backed security. If the mortgage loans securing the mortgage-backed security prepay more rapidly than anticipated, we would have to amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

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
Our business plan calls for continued efforts to increase our assets invested in commercial loans. Our commercial loans include loans secured by real estate (commercial property, construction and land, 1-4 family residential property, and multi-family residential property). Commercial loans generally involve a higher degree of credit risk than residential mortgage loans due, in part, to their larger average size and less marketable collateral. In addition, unlike residential mortgage loans, commercial loans generally depend on the cash flow of the borrower’s business to service the debt. Adverse economic conditions or other factors affecting our target markets may have a greater adverse effect on us than on other financial institutions that have a more diversified client base. Increases in non-performing commercial loans could result in operating losses, impaired liquidity and erosion of our capital, and could have a material adverse effect on our financial condition and results of operations. Credit market tightening could adversely affect our commercial borrowers through declines in their business activities and adversely impact their overall liquidity through the diminished availability of other borrowing sources or otherwise.

The ability of our borrowers to repay their loans may be adversely affected by an increase in market interest rates which could result in increased credit losses. These increased credit losses, where the Bank has retained credit exposure, could decrease our assets, net income and available cash.
The loans we make to our borrowers may bear interest at a variable interest rate. When market interest rates increase, the amount of revenue borrowers need to service their debt also increases. Some borrowers may be unable to make their debt service payments. As a result, an increase in market interest rates may increase the risk of loan default. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and covered loan losses, and an increase in loan charge-offs, all of these factors could impact allowance, earnings and/or capital levels.

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

Additionally, the state-specific foreclosure laws of the jurisdictions in which our real estate collateral is located may hinder our ability to timely or fully recover on defaulted loans secured by property in certain states. For example, some states in which our collateral is located are judicial foreclosure states. In judicial foreclosure states, all foreclosures must be processed through the court system. Due to this process, it may take up to a year or longer to foreclose on real estate collateral located in those states. Our ability to recover on defaulted loans secured by property in those states may be delayed and our recovery efforts are lengthened due to this process. In addition, some states have anti-deficiency statutes with regards to certain types of residential mortgage loans. Our ability to recover on defaulted loans secured by residential mortgages in anti-deficiency statute states may be limited to the fair value of the real estate securing the loan at the time of foreclosure.

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
One of the specialized products we offer is financing whole life insurance premiums utilized in high net worth estate planning. These loans are primarily secured by the insurance policies financed by the loans, i.e., the obligations of the life insurance providers under those policies. Nationally Recognized Statistical Rating Organizations (“NRSROs”) such as Standard & Poor’s, Moody’s and A.M. Best evaluate the life insurance providers that are the payors on the life insurance policies that we finance. The value of our collateral could be materially impaired in the event there are widespread financial difficulties among life insurance providers or the NRSROs downgrade the financial strength ratings or credit ratings of the life insurance providers, indicating the NRSROs’ opinion is the life insurance provider’s ability to meet policyholder obligations is impaired, or the ability of the life insurance provider to meet the terms of its debt obligations is impaired. The value of our collateral is also subject to the risk a life insurance provider could become insolvent. In particular, if one or more large nationwide life insurance providers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

Our construction and land development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.
Construction, land acquisition and development lending involves additional risks because funds are advanced based upon the projected value of the project, which is inherently uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs, as well as the fair value of the completed project and the effects of governmental regulation of real property and the general effects of the national and local economies, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance we will be able to recover all of the unpaid balance of, and accrued interest on, the loan or the related foreclosure, sale and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. If any of these events occur, our financial condition, results of operations and cash flows could be materially and adversely affected.

We are subject to environmental risks associated with owning real estate or collateral.
When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties the Company may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at the Company’s expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. It may cost more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower’s operations if the Company takes a role in managing those operations after a default. The Company may also find it difficult or impossible to sell these properties.

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
Liquidity is essential to our business. We are a holding company and depend on our subsidiaries for liquidity needs, including debt coverage requirements. An inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a substantial material adverse effect on our liquidity. Our access to funding sources in amounts that are adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include, but are not limited to, a decrease in the level of our business activity due to a market downturn, our failure to remain well-capitalized, or adverse regulatory action against us. Our ability to acquire deposits or to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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
We use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in client related derivatives. We may use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. We also have derivatives that result from a service we provide to certain qualifying clients approved through our credit process and therefore, these derivatives are not used to manage interest rate risk in our assets or liabilities. The Company does not enter into derivative financial instruments for trading purposes. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Competitive and Reputational Risks
The loss of any of our executive officers or other key employees, or the inability to recruit highly skilled and other key employees, may adversely affect our operations.
The Company believes its growth and continued success will depend in large part on its executive team and other key employees. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could have a material adverse effect on our business strategy, financial condition, results of operations and cash flows.

We face significant competition.
The financial services industry, including, but not limited to, commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, technology companies, insurers, credit unions, and mortgage companies among others. Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources. Also, our ability to compete effectively in our business is dependent on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry, generally. If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

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
The financial services industry is undergoing rapid technological changes with frequent innovations in technology-driven products and services. In addition to better serving customers, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers using innovative methods, processes and technology to provide products and services that will satisfy customer demands for convenience as well as to add efficiencies in our operations as we continue to grow and expand our market areas. Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture, that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:
•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality issues of the target company;
•difficulty and expense of integrating the operations and personnel of the target company;
•potential disruption to our business;
•potential diversion of our management’s time and attention;
•the possible loss of key employees and clients of the target company;
•difficulty in estimating the value of the target company;
•payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;
•inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and/or
•potential changes in banking or tax laws or regulations that may affect the target company.

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
Information security, including cybersecurity, is a high priority for the Company. Recent highly publicized events have highlighted the importance of cybersecurity, including cyberattacks against other financial institutions, governmental agencies, and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by “ransomware.” A successful cyberattack could harm the Bank’s reputation and/or impair its ability to provide services to its clients. The Company has bolstered, and may in the future bolster, significant resources to implement technologies and various response and recovery plans and procedures as part of its information security program. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of client business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

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

Our stock price and the price of our depositary shares can fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•reputation;
•failure to meet analysts’ revenue or earnings estimates;
•speculation in the press or investment community;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•actions by institutional shareholders;
•fluctuations in the stock prices and operating results of our competitors;
•general market conditions and, in particular, developments related to market conditions for the financial services industry;
•proposed or adopted regulatory changes or developments;
•anticipated or pending investigations, proceedings or litigation that involve or affect us; and/or
•domestic and international economic factors unrelated to our performance.

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
The Company depends on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of the Company’s liquidity requirements. Federal and state regulations limit the amount of dividends and the amount of payments the Bank may make to the Company under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC, or Federal Reserve Board could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event the Bank was restricted from paying dividends to the Company or making payments under the tax sharing agreement, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock or preferred stock. If we are unable or determine not to pay dividends on our outstanding equity securities, the market price of such securities could be materially adversely affected.

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
We have outstanding preferred stock and subordinated debentures issued to statutory trust subsidiaries, which have issued and sold preferred securities in the Trusts to investors. These instruments prohibit the payment of dividends on our common stock in certain situations. See “Item 1. Business – Supervision and Regulation - Financial Holding Company - Dividend Restrictions and Share Repurchases” for additional information.

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

General Risk Factors
The global coronavirus (“COVID-19”) pandemic may continue to lead to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.
Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict the impact of the pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the COVID-19 pandemic will be effective in the future.

We do not yet know the full extent of the COVID-19 pandemic’s effect on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including continued rise in inflation or interest rates, labor shortages or supply chain disruptions. The full impact of the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations, growth strategy, cash flows as well as our regulatory capital and liquidity ratios, and will depend on highly uncertain and unpredictable future developments, including:
•The duration, extent, and severity of the pandemic. A spread of COVID-19 and the rise of new variants could cause severe disruptions in the U.S. economy, to our clients’ business or their willingness to conduct banking and other financial transactions. We may continue to see the economic effects of the COVID-19 pandemic that could affect our business, financial condition, and results of operations.
•The ongoing effect on our customers, counterparties, employees and third-party providers. The COVID-19 pandemic and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Negative impacts to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, and their willingness and ability to conduct banking and other financial transactions.
•The effect on economies and markets. The continuation of the COVID-19 pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability, which could adversely affect our business, financial condition, results of operations and cash flows. In addition, actions by U.S. federal, state and local governments to address the pandemic could had a significant adverse effect on the markets in which we conduct our business.

Climate change may materially adversely affect our business and results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri, 63105. As of December 31, 2022, we utilized banking locations and administrative offices throughout our market areas of Arizona, California, Kansas, Missouri, Nevada, and New Mexico. Additionally, the Company has a limited network of SBA loan production offices and deposit production offices in various states. We own or lease our facilities and believe all of our properties are in good condition to meet our business needs.

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

For more information on our legal proceedings, see “Item 8. Note 13 – Litigation and Other Contingencies” in this report.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock
The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “EFSC.” As of February 22, 2023, the Company had 1,725 registered shareholders of common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividends
The Company paid quarterly cash dividends on common shares in 2022 and 2021 and anticipates continuing to pay comparable dividends. Total dividends paid on common shares were $0.90 in 2022 and $0.75 in 2021. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders.

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

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common stock from December 31, 2017 through December 31, 2022. The graph compares the Company’s common stock with the Nasdaq Composite Index (U.S. companies) and the S&P Regional Banks Select Industry Index.

The graph assumes an investment of $100.00 in the Company’s common stock and each index at the respective closing price on December 31, 2017 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

Total Return Performance
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Enterprise Financial Services Corp
Nasdaq Composite Index
S&P Regional Banks Select Industry Index

	Period Ending December 31,
Index	2017	2018	2019	2020	2021	2022
Enterprise Financial Services Corp	$100.00	$84.14	$109.38	$81.22	$111.19	$117.88
Nasdaq Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
S&P Regional Banks Select Industry Index	$100.00	$81.23	$103.68	$96.33	$134.76	$114.88

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company by focusing on changes in certain key measures from year to year. It should be read in conjunction with the Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1. A detailed discussion comparing 2021 and 2020 results is incorporated herein by reference to Item 7 of the Company’s 2021 Annual Report on Form 10-K filed on February 25, 2022.

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

The Company’s financial condition, operating results and liquidity in 2022 were impacted by the monetary policy actions enacted to address rising inflation. In 2022, the Federal Reserve increased interest rates seven times for a total increase of 425 basis points to the Federal Funds Target Interest Rate during the year, while also changing its accommodative monetary policy through a reduction of Treasuries and agency mortgage-backed securities held on its balance sheet. This follows a period of highly expansionary fiscal support from the federal government during the start of the COVID-19 pandemic in 2020-2021.

Financial Performance Highlights
Below are highlights of our financial performance for the years ended December 31, 2022, 2021 and 2020.

($ in thousands, except per share data)	Year ended December 31,
	2022	2021	2020
EARNINGS
Total interest income	$515,082	$383,230	$304,779
Total interest expense	41,179	23,036	34,778
Net interest income	473,903	360,194	270,001
Provision (benefit) for credit losses	(611)	13,385	65,398
Net interest income after provision (benefit) for credit losses	474,514	346,809	204,603
Total noninterest income	59,162	67,743	54,503
Total noninterest expense	274,216	245,919	167,159
Income before income tax expense	259,460	168,633	91,947
Income tax expense	56,417	35,578	17,563
Net income	$203,043	$133,055	$74,384
Preferred dividends	4,041	—	—
Net income available to common shareholders	$199,002	$133,055	$74,384

Basic earnings per share	$5.32	$3.86	$2.76
Diluted earnings per share	$5.31	$3.86	$2.76

Return on average assets	1.52%	1.16%	0.90%
Return on average common equity	13.95%	10.49%	8.24%
Return on average tangible common equity[1]	19.10%	14.18%	11.23%
Net interest margin (fully tax equivalent)	3.89%	3.41%	3.56%
Efficiency ratio	51.44%	57.47%	51.51%
Core efficiency ratio[1]	49.77%	49.68%	48.70%
Dividend payout ratio	16.89%	19.66%	26.61%
Book value per common share	$38.93	$38.53	$34.57
Tangible book value per common share[1]	$28.67	$28.28	$25.48
Average common equity to average assets	11.25%	11.14%	10.94%
Tangible common equity to tangible assets[1]	8.43%	8.13%	8.40%

	At or for the year ended December 31,
	2022	2021	2020
ASSET QUALITY
Net charge-offs	$3,899	$11,629	$1,907
Nonperforming loans	9,981	28,024	38,507
Classified assets	99,122	100,797	123,808
Classified assets to total assets	0.76%	0.74%	1.27%
Nonperforming loans to total loans	0.10%	0.31%	0.53%
Nonperforming assets to total assets	0.08%	0.23%	0.45%
Allowance for credit losses to total loans	1.41%	1.61%	1.89%
Net charge-offs to average loans	0.04%	0.14%	0.03%
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

The Company noted the following trends during 2022:

•The Company reported net income of $203.0 million, or $5.31 per diluted share for 2022, compared to $133.1 million, or $3.86 per diluted share for 2021. In addition to organic growth, contributing to the increase in net income was a full year of First Choice operations and an increase in market interest rates. Net income in 2022 also benefited from a reduction in the provision for credit losses of $14.0 million and a $25.5 million reduction in merger-related and branch-closure expenses, compared to 2021. Acquisition related provision for credit losses of $25.4 million were included in the provision for credit losses in 2021. This expense, commonly referred to as the “CECL double-count”, is recognized when a loan portfolio is acquired. Excluding the CECL double-count, the benefit for credit losses decreased in 2022 primarily due to loan growth and the forward-looking CECL methodology and the worsening outlook for forecasted economic factors compared to 2021.

•Preferred stock dividends of $4.0 million were declared and paid on the Series A Preferred Stock.

•Net interest income for 2022 totaled $473.9 million, an increase of $113.7 million, or 32%, compared to $360.2 million for 2021. Organic loan growth, higher average loan balances from the First Choice acquisition, and an increase in market interest rates increased net interest income. These increases were partially offset by a decline in PPP interest and fee income as the program wound down. PPP income totaled $5.0 million and $27.3 million in 2022 and 2021, respectively.

•The net interest margin increased 48 basis points to 3.89% during 2022, compared to 3.41% in 2021. The increase was primarily due to the 4.97% loan yield in 2022, which increased 64 basis points, from 4.33% in 2021.
•Noninterest income decreased $8.5 million, or 13%, to $59.2 million in 2022 compared to $67.7 million in 2021. While the increase in interest rates benefited net interest income, higher interest rates resulted in lower mortgage banking and tax credit income. The Company also became subject to the Durbin Amendment limitation on interchange income in 2022, which reduced card services revenue by approximately $2.0 million.

•Noninterest expenses totaled $274.2 million for 2022, an increase of $28.3 million, or 12%, compared to 2021. A full year of First Choice expenses, higher compensation from merit increases and an expanded associate base, and higher deposit servicing costs were the primary drivers of the increase in noninterest expense. Offsetting these increases were declines in nonrecurring expenses of $22.1 million in merger expenses and $3.4 million in branch-closure expenses recognized in 2021. The Company’s core efficiency ratio1 was stable at 49.8% in 2022, compared to 49.7% for the prior year.

•The Company’s effective tax rate was 21.7% in 2022 compared to 21.1% in 2021.
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

2022 Significant Transactions
During 2022, we announced the following significant transactions:

•The Company repurchased 700,473 of its common shares at a weighted-average share price of $47.00.

•Dividends paid in 2022 of $0.90 per share increased $0.15 per share, or 20%, compared to $0.75 per share in 2021.

•Retired 1,980,093 shares of treasury stock.

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

	Year ended December 31,
	2022			2021			2020
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$9,193,682	$456,703	4.97%	$8,055,873	$349,112	4.33%	$6,071,496	$270,673	4.46%
Taxable securities	1,228,514	29,638	2.41	908,189	19,305	2.13	1,016,100	25,524	2.51
Non-taxable securities[2]	872,173	25,184	2.89	659,804	18,468	2.80	350,501	11,151	3.18
Total securities	2,100,687	54,822	2.61	1,567,993	37,773	2.41	1,366,601	36,675	2.68
Interest-earning deposits	1,074,165	10,599	0.99	1,084,853	1,496	0.14	228,760	620	0.27
Total interest-earning assets	12,368,534	522,124	4.22	10,708,719	388,381	3.63	7,666,857	307,968	4.02

Noninterest-earning assets	951,090			758,591			587,057
Total assets	$13,319,624			$11,467,310			$8,253,914

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,318,363	$7,038	0.30%	$2,122,752	$1,614	0.08%	$1,494,364	$2,101	0.14%
Money market accounts	2,781,579	19,306	0.69	2,557,836	4,669	0.18	1,977,826	7,754	0.39
Savings accounts	819,043	305	0.04	724,768	225	0.03	589,832	279	0.05
Certificates of deposit	569,272	3,509	0.62	570,496	4,160	0.73	676,889	10,915	1.61
Total interest-bearing deposits	6,488,257	30,158	0.46	5,975,852	10,668	0.18	4,738,911	21,049	0.44
Subordinated debentures and notes	155,160	9,166	5.91	195,686	10,960	5.60	179,534	9,885	5.51
FHLB advances	33,467	599	1.79	59,945	803	1.34	241,635	2,673	1.11
Securities sold under agreements to repurchase	211,039	506	0.24	225,894	235	0.10	206,338	542	0.26
Other borrowings	22,812	750	3.29	26,428	370	1.40	32,147	629	1.96
Total interest-bearing liabilities	6,910,735	41,179	0.60	6,483,805	23,036	0.36	5,398,565	34,778	0.64
Noninterest bearing liabilities:
Demand deposits	4,805,549			3,597,204			1,854,982
Other liabilities	104,581			109,148			97,492
Total liabilities	11,820,865			10,190,157			7,351,039
Shareholders' equity	1,498,759			1,277,153			902,875
Total liabilities & shareholders' equity	$13,319,624			$11,467,310			$8,253,914
Net interest income		$480,945			$365,345			$273,190
Net interest spread			3.62%			3.27%			3.38%
Net interest margin (tax equivalent)			3.89%			3.41%			3.56%
1Average balances include non-accrual loans. Interest income includes net loan fees of $16.7 million, $28.4 million, and $18.4 million for the years ended December 31, 2022, 2021, and 2020 respectively. Loan fees in 2022 and 2021 included PPP fees of $4.1 million and $21.7 million, respectively.

2Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate in each of 2022 and 2021 and a 24.7% tax rate in 2020. The tax-equivalent adjustments were $7.0 million for the year ended December 31, 2022, $5.1 million for the year ended December 31, 2021, and $3.2 million for the year ended December 31, 2020.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2022 compared to 2021			2021 compared to 2020
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$52,238	$55,353	$107,591	$86,183	$(7,744)	$78,439
Taxable securities	7,474	2,859	10,333	(2,541)	(3,678)	(6,219)
Non-taxable securities[3]	6,115	601	6,716	8,799	(1,482)	7,317
Interest-earning deposits	(15)	9,118	9,103	1,313	(437)	876
Total interest-earning assets	65,812	67,931	133,743	93,754	(13,341)	80,413

Interest paid on:
Interest-bearing demand accounts	$162	$5,262	$5,424	$689	$(1,176)	$(487)
Money market accounts	443	14,194	14,637	1,844	(4,929)	(3,085)
Savings	31	49	80	55	(109)	(54)
Certificates of deposit	(9)	(642)	(651)	(1,506)	(5,249)	(6,755)
Subordinated debentures and notes	(2,368)	574	(1,794)	902	173	1,075
FHLB advances	(423)	219	(204)	(2,341)	471	(1,870)
Securities sold under agreements to repurchase	(16)	287	271	47	(354)	(307)
Other borrowed funds	(57)	437	380	(100)	(159)	(259)
Total interest-bearing liabilities	(2,237)	20,380	18,143	(410)	(11,332)	(11,742)
Net interest income	$68,049	$47,551	$115,600	$94,164	$(2,009)	$92,155

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

Net interest income (on a tax equivalent basis) was $480.9 million for 2022, compared to $365.3 million for 2021, an increase of $115.6 million, or 32%. Total interest income increased $133.7 million and total interest expense increased $18.1 million. The increase in net interest income in 2022 was primarily due to a higher average yield on interest earning assets and higher loan volumes that benefited from the First Choice acquisition. These increases were offset by a decline in PPP loan income and an increase in the average cost paid on interest bearing liabilities.

Loans issued through the PPP bear interest at 1% and have either a two or five year maturity. The Company also received fees for the issuance of PPP loans that varied based on the size of the loan. Interest income and loan fees included in net interest income from the PPP program totaled $5.0 million and $27.3 million in 2022 and 2021, respectively. At December 31, 2022, the Company had $7.3 million in PPP loans and $0.1 million in deferred fees, compared to $272.0 million in loans and $4.2 million in fees at the end of 2021.

The tax-equivalent net interest margin was 3.89% for 2022, compared to 3.41% for 2021. The primary driver of the increase in net interest margin from 2021 to 2022 was an increase market interest rates. In 2022, the Federal Reserve significantly increased interest rates for the first time since 2018. The federal funds target rate increased 425 basis points in 2022. The increase in short-term rates increased the yield on the Company’s variable-rate loan portfolio, as well as the yield earned on new loan production. As of December 31, 2022, variable-rate loans comprised approximately 63% of total loans. The increase in market interest rates also increased the cost on interest bearing liabilities, although at a slower rate than the increase on the earning asset yield. The earning asset yield increased 59 basis points to 4.22% in 2022, compared to 3.63% in 2021. Comparatively, the cost of interest bearing liabilities increased 24 basis points to 0.60%, from 0.36% in 2021.

Average interest-earning assets increased $1.7 billion, or 15%, to $12.4 billion for the year ended December 31, 2022. The increase was due to growth in average earning assets due to the inclusion of a full year of First Choice operations, organic growth in the loan portfolio and a deployment of excess liquidity into the investment portfolio. Average securities represented 17% of earnings assets in 2022 and 15% in 2021. Average interest-earning deposits decreased from 10% to 9% of earning assets, due to the increase in securities. Volume growth of the balance sheet drove an increase in interest income on earning assets of $65.8 million, while the increase in interest rates drove interest income on interest-earnings assets up by $67.9 million in 2022 compared to 2021.

Average interest-bearing liabilities increased $426.9 million, or 7% for the year ended December 31, 2022. The increase resulted from $512.4 million of growth in interest-bearing deposits, primarily in money market and interest bearing demand deposit accounts due to organic growth and the First Choice acquisition. Average debt and wholesale borrowings declined $85.5 million in 2022 from 2021, due to the redemption of $50.0 million in subordinated debentures at 4.75% in the fourth quarter 2021 and a decreased need for wholesale borrowings due to the growth in average deposits. The total cost of interest-bearing liabilities increased 24 basis points, from 0.36% in 2021 to 0.60% in 2022. The shift in the mix of interest-bearing liabilities reduced interest expense in 2022 by $2.2 million, while the increase in the average cost of interest bearing liabilities increased interest expense $20.4 million in 2022.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for each of the years in the three-year period ended December 31, 2022:

	Year ended December 31,			Change from
($ in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Service charges on deposit accounts	$18,326	$15,428	$11,717	$2,898	$3,711
Wealth management revenue	10,010	10,259	9,732	(249)	527
Card services revenue	11,551	11,880	9,481	(329)	2,399
Tax credit income	2,558	8,028	6,611	(5,470)	1,417
Miscellaneous income	16,717	22,148	16,962	(5,431)	5,186
Total noninterest income	$59,162	$67,743	$54,503	$(8,581)	$13,240

Noninterest income decreased $8.6 million, or 13%, in 2022 compared to 2021. This decrease was primarily due to a $5.5 million decrease in tax credit income and a $5.4 million decrease in miscellaneous income. Rising interest rates reduced tax credit income due to the impact on tax credit projects carried at fair value. The rise in interest rates increased the discount rate used in the fair value of these projects, resulting in a lower fair value. The $5.4 million decline in miscellaneous income was primarily due to a $2.6 million decrease in mortgage banking income and a $2.6 million decrease in private equity distributions. The rise in market interest rates in 2022 reduced demand for 1-4 family mortgages, which led to the decline in mortgage banking income. Private equity distributions are not a consistent source of income and fluctuates based on distributions from the underlying funds. Included within miscellaneous income was a $1.0 million increase in swap fee income in 2022 from customer hedging transactions, that was offset by a $1.0 million decrease in gains on the sale of other real estate.

Card services revenue declined $0.3 million in 2022. Included in this decrease was a decline of $2.1 million in debit card interchange income, partially offset by a $1.8 million increase in credit card fees. The Durbin Amendment limits the amount of interchange income banks can earn on debit card transactions after total assets exceed $10 billion. This limitation went into effect for the Company at the beginning of the third quarter of 2022 and was the primary driver of the reduction in debit card revenue.

The decreases in noninterest income described above were partially offset by a $2.9 million increase in service charges on deposit accounts. This increase was due to deposit growth and the number of accounts using the Company’s treasury management products and was also partially attributed to a full year of First Choice deposit service revenue.

Noninterest Expense
The following table presents a comparative summary of the components of noninterest expense:

	Year ended December 31,			Change from
($ in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Employee compensation and benefits	$147,029	$124,904	$92,288	$22,125	$32,616
Occupancy	17,640	16,286	13,457	1,354	2,829
Data processing	13,513	12,242	9,050	1,271	3,192
Professional fees	7,079	4,289	3,940	2,790	349
Branch-closure expenses	—	3,441	—	(3,441)	3,441
Merger-related expenses	—	22,082	4,174	(22,082)	17,908
Deposit costs	31,082	14,211	1,246	16,871	12,965
Other expenses	57,873	48,464	43,004	9,409	5,460
Total noninterest expense	$274,216	$245,919	$167,159	$28,297	$78,760

Efficiency ratio	51.44%	57.47%	51.51%	(6.03)%	5.96%
Core efficiency ratio[1]	49.77%	49.68%	48.70%	0.09%	0.98%

1 A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense increased $28.3 million, or 12%, in 2022 compared to 2021. The increase was attributed primarily to a $22.1 million increase in compensation and benefits, a $16.9 million increase in deposit costs and a $9.4 million increase in other expenses. The increase in compensation and benefits was due to annual merit increases and an increase in full time equivalent employees, higher share-based compensation from higher award levels and higher performance based vesting due to the Company’s financial performance, and a full year of First Choice operations. First Choice operations added $11.2 million in additional noninterest expense in 2022 over 2021.

For certain deposit accounts in the Company’s specialized deposit portfolio, clients receive an earnings credit rate on average collected balances that may be used to offset expenses associated with the client’s activities for managing the accounts. These expenses are reflected in noninterest expense. The increase in deposit costs in 2022 is due to organic growth in specialized deposits and an increase in market interest rates that impacts competitive conditions that those clients can garner in the market.

The increase in other expense of $9.4 million was attributed primarily to a $3.1 million increase in business development, a $2.0 million increase in the amortization of tax credit investments, a $1.4 million increase in SBA repair and denial reserves, a $1.0 million increase in credit/debit card transaction processing expenses, and a $1.0 million increase in FDIC assessment insurance. The increase in business development is primarily due to increased activity as the economy has reopened since the start of the COVID-19 pandemic. The increase in amortization of tax credit investments is primarily due to new investments in new market tax credits that are amortized in noninterest expense, while the tax benefit is recognized in tax expense. The increase in credit/debit card transaction processing is due to higher volumes of activity and the increase in FDIC assessment insurance is due to the increase in the overall balance sheet of the Company.

Partially offsetting the increases described above were decreases of $22.1 million in merger related expenses on the First Choice acquisition and a $3.4 million decrease in branch-closure expenses from a branch rationalization project that was finalized in 2021.

The Company expects to continue to invest in its associates and other infrastructure that supports growth. In addition, low unemployment, inflationary pressures and a shift in employee work arrangements to a virtual/hybrid model are expected to continue to have an impact on future operating expenses.

Income Taxes
The Company’s blended federal and state tax rate was approximately 25.2% at the end of both 2022 and 2021. The effective tax rate, which is adjusted for permanent differences, such as tax exempt income, was 21.7% in 2022 compared to 21.1% in 2021. The increase was primarily due to higher pretax income in 2022 and an increase in state taxable income due to the Company’s expanded geographic footprint. See “Item 8. Note 16 – Income Taxes” for additional information.

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Total cash and cash equivalents	$291,359	$2,021,689	$537,703	(85.59)%	275.99%
Securities	2,245,722	1,795,687	1,400,039	25.06%	28.26%
Total loans	9,737,138	9,017,642	7,224,935	7.98%	24.81%
Total assets	13,054,172	13,537,358	9,751,571	(3.57)%	38.82%
Deposits	10,829,150	11,343,799	7,985,389	(4.54)%	42.06%
Total liabilities	11,531,909	12,008,242	8,672,596	(3.97)%	38.46%
Total shareholders’ equity	1,522,263	1,529,116	1,078,975	(0.45)%	41.72%

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

The following table sets forth the composition of the loan portfolio by type of loans:

	December 31,
($ in thousands)	2022	2021
Commercial and industrial	$3,859,882	$3,392,375
Commercial real estate - investor owned	2,357,820	2,141,143
Commercial real estate - owner occupied	2,270,551	2,035,785
Construction and land development	611,565	734,073
Residential real estate	395,537	454,052
Other	241,783	260,214
Total loans	$9,737,138	$9,017,642

	December 31,
	2022	2021
Commercial and industrial	39.6%	37.6%
Commercial real estate - investor owned	24.2%	23.8%
Commercial real estate - owner occupied	23.3%	22.6%
Construction and land development	6.3%	8.1%
Residential real estate	4.1%	5.0%
Other	2.5%	2.9%
Total loans	100.0%	100.0%

C&I loans are made based on the borrower’s ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations. PPP loans of $7.3 million and $272.0 million were included in C&I loans in the tables above at the end of 2022 and 2021, respectively.

The Company continues to focus on originating high-quality C&I relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company’s asset-sensitive interest rate risk position. Additionally, our specialized products, especially sponsor finance, life insurance premium financing, and tax credit lending, consist of primarily C&I loans, and have contributed significantly to the Company’s C&I loan growth. These loans are sourced through relationships developed with wealth and estate planning firms, private equity funds and tax credit specialists and are not bound geographically by our markets. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets.

Real estate loans place an emphasis on the estimated cash flows from the operation of the property and/or the underlying collateral value.

•Our commercial real estate loans, including investor-owned and owner-occupied categories, primarily represent commercial property loans on which the primary source of repayment is income from the property. These loans are principally underwritten based on the cash flow coverage of the property, the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit. Commercial real estate loans also represent owner-occupied C&I loans for which the primary source of repayment is dependent on sources other than the underlying collateral.

•Construction and land development loans relating primarily to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. At December 31, 2022, $351.9 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function.

•Residential real estate loans include residential mortgages, which are loans that, due to size or other attributes, do not qualify for conventional home mortgages available-for-sale in the secondary market, second mortgages, home equity lines and conventional mortgages that are part of a broad banking relationship with the Company. Residential mortgage loans are usually limited to a maximum of 80% of collateral value at origination.

Other loans represent loans to individuals, loans to state and political subdivisions, loans to nondepository financial institutions, and loans to purchase or are fully secured by investment securities. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination and thereafter.

The following table presents a breakdown of loans by NAICS code at the periods indicated:

	December 31,
	2022		2021
($ in thousands)	Outstanding Balance	%	Outstanding Balance	%
Accommodation and Food Services	$880,870	9%	$785,485	9%
Administrative and Support and Waste Management and Remediation Services	200,586	2%	176,601	2%
Agriculture, Forestry, Fishing and Hunting[1]	200,144	2%	195,342	2%
Arts, Entertainment, and Recreation	105,851	1%	120,805	1%
Construction	555,343	6%	580,731	6%
Educational Services	51,083	—%	52,034	1%
Finance and Insurance	1,622,712	17%	1,344,389	15%
Health Care and Social Assistance	455,839	5%	372,109	4%
Information	100,004	1%	64,686	1%
Management of Companies and Enterprises	78,548	1%	84,110	1%
Manufacturing	694,483	7%	613,725	7%
Mining, Quarrying, and Oil and Gas Extraction	8,106	—%	9,771	—%
Other Services (except Public Administration)	536,112	6%	593,149	7%
Professional, Scientific, and Technical Services	304,027	3%	329,009	4%
Public Administration	9,111	—%	11,358	—%
Real Estate and Rental and Leasing	2,534,275	26%	2,462,088	27%
Retail Trade	517,659	5%	460,763	5%
Transportation and Warehousing	257,384	3%	214,132	2%
Utilities	34,079	—%	25,393	—%
Wholesale Trade	491,218	5%	445,771	5%
Other	99,704	1%	76,191	1%
Total Loans	$9,737,138	100%	$9,017,642	100%

[1]Includes $94.0 million and $95.5 million in animal production at December 31, 2022, and 2021, respectively and $95.6 million and $92.1 million in crop production at December 31, 2022, and 2021, respectively.

The following table presents a breakdown of commercial & industrial loans by size at the periods indicated:

	December 31,
	2022			2021
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,116	$771,717	$365	3,326	$921,537	$277
$2-5 million	314	991,748	3,158	289	915,656	3,168
$5-10 million	124	862,427	6,955	92	627,728	6,823
>$10 million	76	1,233,990	16,237	60	927,454	15,458
Total	2,630	$3,859,882	$1,468	3,767	$3,392,375	$901

The following table presents a breakdown of commercial real estate loans by size at the periods indicated:

	December 31,
	2022			2021
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	3,170	$1,872,671	$591	3,300	$1,840,760	$558
$2-5 million	416	1,272,977	3,060	383	1,184,292	3,092
$5-10 million	105	727,681	6,930	90	626,733	6,964
>$10 million	50	755,042	15,101	34	525,143	15,445
Total	3,741	$4,628,371	$1,237	3,807	$4,176,928	$1,097

The following table presents a breakdown of construction loans by size at the periods indicated:

	December 31,
	2022			2021
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	408	$181,813	$446	539	$212,129	$394
$2-5 million	52	154,563	2,972	63	200,775	3,187
$5-10 million	14	96,194	6,871	30	206,262	6,875
>$10 million	13	178,995	13,769	8	114,907	14,363
Total	487	$611,565	$1,256	640	$734,073	$1,147

The following table presents a breakdown of residential loans by size at the periods indicated:

	December 31,
	2022			2021
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,252	$293,691	$130	2,457	$304,224	$124
$2-5 million	21	70,658	3,365	27	83,666	3,099
$5-10 million	4	31,188	7,797	8	54,019	6,752
>$10 million	—	—	—	1	12,143	12,143
Total	2,277	$395,537	$174	2,493	$454,052	$182

The following table presents a breakdown of other loans by size at the periods indicated:

	December 31,
	2022			2021
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	1,265	$125,136	$99	1,415	$154,663	$109
$2-5 million	18	59,099	3,283	16	43,306	2,707
$5-10 million	3	18,255	6,085	7	41,262	5,895
>$10 million	3	39,293	13,098	2	20,983	10,491
Total	1,289	$241,783	$188	1,440	$260,214	$181

The following table presents a breakdown of total loans by geographic region at the periods indicated:

	December 31,
(in thousands)	2022	2021
Midwest	$3,214,305	$2,939,092
Southwest	1,242,125	1,084,343
West	1,654,899	1,656,511
Specialty, PPP and Other loans	3,625,809	3,337,696
Total	$9,737,138	$9,017,642
Loan guarantees, primarily on SBA 7(a) loans, totaled $960.3 million and $1.2 billion at December 31, 2022 and 2021, respectively.
The following table provides additional information on select specialty lending detail, at the periods indicated:

	December 31,
($ in thousands)	2022	2021	Change	% Change
C&I	$1,904,654	$1,478,689	$425,965	28.8%
CRE investor owned	2,176,424	1,955,087	221,337	11.3%
CRE owner occupied	1,174,094	1,112,463	61,631	5.5%
SBA loans	1,312,378	1,241,449	70,929	5.7%
Sponsor finance	635,061	508,469	126,592	24.9%
Life insurance premium finance	817,115	653,028	164,087	25.1%
Tax credits	559,605	486,881	72,724	14.9%
SBA PPP loans	7,272	271,958	(264,686)	(97.3)%
Residential real estate	379,924	430,985	(51,061)	(11.8)%
Construction and land development	534,753	625,526	(90,773)	(14.5)%
Other	235,858	253,107	(17,249)	(6.8)%
Total Loans	$9,737,138	$9,017,642	$719,496	8.0%

The sponsor finance portfolio is primarily comprised of loans in the manufacturing and wholesale trade sectors. It includes mid-market company mergers and acquisitions, targeted private equity firms, principally SBICs, and senior debt financing to portfolio companies.

The life insurance premium finance category specializes in financing whole life insurance premiums utilized in high net worth estate planning, through relationships with boutique estate planners throughout the United States.

The tax credit portfolio includes tax credit-related lending on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the CDFI New Markets Tax Credit Program. This portfolio also includes tax credit brokerage through 10-year streams of state tax credits from affordable housing development funds. The tax credits are sold to clients and other individuals for tax planning purposes.

SBA loans are originated under the SBA 7(a) program and are primarily owner-occupied, commercial real estate loans secured by a 1st lien. These loans predominantly have a 75% portion guaranteed by the SBA.

SBA PPP loans originated in response to the COVID-19 pandemic and are guaranteed by the SBA. The loans may be forgivable by the SBA if certain requirements are met.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2022, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

The following table presents the maturity distribution of loans at December 31, 2022 categorized by fixed or variable interest rates, net of unearned loan fees:

($ in thousands)	Due in One Year or Less (1)	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total	Percent of Total Loans
Fixed Rate Loans
Commercial and industrial	$60,863	$449,944	$464,988	$11,593	$987,388	10%
Real estate:
Commercial	193,033	1,416,693	554,376	19,952	2,184,054	22%
Construction and land development	41,884	73,081	4,703	3,064	122,732	1%
Residential	8,901	87,614	17,159	29,740	143,414	2%
Other	6,946	2,431	98,291	81,769	189,437	2%
Total	$311,627	$2,029,763	$1,139,517	$146,118	$3,627,025	37%
Variable Rate Loans
Commercial and industrial	$1,093,647	$1,584,018	$165,260	$29,569	$2,872,494	30%
Real estate:
Commercial	155,516	487,648	412,447	1,388,706	2,444,317	25%
Construction and land development	159,160	202,875	53,165	73,633	488,833	5%
Residential	45,670	30,635	71,506	104,312	252,123	2%
Other	7,914	16,089	28,219	124	52,346	1%
Total	$1,461,907	$2,321,265	$730,597	$1,596,344	$6,110,113	63%
Total Loans
Commercial and industrial	$1,154,510	$2,033,962	$630,248	$41,162	$3,859,882	40%
Real estate:
Commercial	348,549	1,904,341	966,823	1,408,658	4,628,371	47%
Construction and land development	201,044	275,956	57,868	76,697	611,565	6%
Residential	54,571	118,249	88,665	134,052	395,537	4%
Other	14,860	18,520	126,510	81,893	241,783	3%
Total	$1,773,534	$4,351,028	$1,870,114	$1,742,462	$9,737,138	100%

(1) Includes loans with no stated maturity and overdraft lines of credit.

The majority of variable loans are based on the prime rate, LIBOR, or SOFR. At December 31, 2022, $3.7 billion or 60% of variable rate loans were subject to an interest rate floor. Most loan originations have one-to three-year maturities. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” of this MD&A section.

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses for the periods indicated:

	December 31,
(in thousands)	2022	2021
Benefit for loan losses	$(4,210)	$(10,911)
Provision on acquired loans	—	23,904
Provision for off-balance sheet commitments[1]	4,462	1,911
Provision for held-to-maturity securities	121	165
Recovery of accrued interest	(984)	(1,684)
Provision (benefit) for credit losses	$(611)	$13,385
1 2021 includes $1.5 million as part of the First Choice acquired commitments.

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. The Company also records reversals of interest on nonaccrual loans and interest recoveries directly through the provision of credit losses. CECL requires economic forecasts to be factored into determining estimated losses. As a result, CECL is designed to typically require a higher level of provision at the start of an economic downturn. The decrease in the provision for credit losses in 2022 was primarily due to the provision on acquired loans from the First Choice acquisition recognized in 2021, partially offset by a change in economic forecasts that worsened in 2022 and an increase in unfunded commitments. Two of the primary economic loss drivers used in estimating the ACL include the percentage change in GDP and unemployment. At December 31, 2022, the Company’s forecast of the percentage change in GDP included a range of (2.3)% to 3.5% and unemployment included a range of 3.5% to 7.7%. This compares to a range of (2.2)% to 6.7% for the percentage change in GDP and a range of 3.0% to 8.7% for unemployment in 2021. The Company utilizes a one-year reasonable and supportable forecast and a one-year reversion period.

In the acquisition of First Choice in 2021, we recognized an allowance of $7.6 million on PCD loans and an allowance of $23.9 million on non-PCD loans. Pursuant to the CECL accounting methodology, the allowance on PCD loans is recorded as part of the acquired loan portfolio. The allowance on non-PCD loans was established through a charge to the provision for credit losses in the post-combination financial statements. The Company did not recognize an acquisition related provision for credit losses in 2022.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The following table is a summary of the allocation of the allowance for credit losses for the periods indicated:

	December 31,
($ in thousands)	2022		2021
Balance at End of Period Applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and industrial	$53,835	39.6%	$63,825	37.6%
Real estate:
Commercial	58,943	47.5%	53,437	46.3%
Construction and land development	11,444	6.3%	14,536	8.1%
Residential	7,928	4.1%	7,927	5.1%
Other	4,782	2.5%	5,316	2.9%
Total allowance	$136,932	100.0%	$145,041	100.0%

The allowance for credit losses was 1.41% of total loans at December 31, 2022, compared to 1.61%, and 1.89%, at December 31, 2021 and 2020, respectively. The decline in the allowance to total loans ratio in 2022 compared to 2021 was primarily due to an improvement in credit quality, a shift in the mix of the loan portfolio to categories with lower reserve requirements, and net loan charge-offs of $3.9 million.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	December 31,
	2022			2021
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$3,869	$3,555,483	0.11%	$10,425	$3,195,017	0.33%
Real estate:
Commercial	(593)	4,323,757	(0.01)%	810	3,586,773	0.02%
Construction and land development	(53)	689,048	(0.01)%	(451)	673,646	(0.07)%
Residential	539	382,485	0.14%	558	396,777	0.14%
Other	137	240,816	0.06%	287	197,172	0.15%
Total	$3,899	$9,191,589	0.04%	$11,629	$8,049,385	0.14%
(1) Excludes loans held for sale.

See “Critical Accounting Policies and Estimates” of this MD&A section for more information on the allowance for credit losses methodology.

Nonperforming loans and assets
See “Item 8. Note 1 – Summary of Significant Accounting Policies” for more information on nonaccrual loans and other real estate.

The following table presents the categories of nonperforming assets, excluding government guaranteed portions:

	December 31,
($ in thousands)	2022	2021
Non-accrual loans	$9,766	$23,449
Loans past due 90 days or more and still accruing interest	142	1,716
Restructured loans	73	2,859
Total nonperforming loans	9,981	28,024
Other real estate	269	3,493
Total nonperforming assets	$10,250	$31,517

Total assets	$13,054,172	$13,537,358
Total loans	9,737,138	9,017,642
Total allowance for credit losses	136,932	145,041

Allowance for credit losses to nonaccrual loans	1,402%	619%
Allowance for credit losses to nonperforming loans	1,372%	518%
Allowance for credit losses to total loans	1.41%	1.61%
Nonaccrual loans to total loans	0.10%	0.26%
Nonperforming loans to total loans	0.10%	0.31%
Nonperforming assets to total assets	0.08%	0.23%

Nonperforming loans based on loan type were as follows:

($ in thousands)	December 31, 2022		Number of loans	December 31, 2021		Number of loans
Commercial and industrial	$4,443	44%	14	$21,538	77%	34
Commercial real estate	4,200	42%	10	4,414	16%	14
Construction and land development	1,192	12%	2	—	—%	—
Residential real estate	73	1%	1	2,048	7%	12
Other	73	1%	2	24	—%	4
Total	$9,981	100%	29	$28,024	100%	64

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
($ in thousands)	2022	2021
Nonperforming loans, beginning of period	$28,024	$38,507
Additions to nonaccrual loans	8,904	43,350
Charge-offs	(9,393)	(17,185)
Principal payments	(17,554)	(36,648)
Nonperforming loans, end of period	$9,981	$28,024

Nonperforming loans at December 31, 2022 decreased $18.0 million, or 64%, when compared to December 31, 2021. The decrease in nonperforming loans during 2022 was primarily from principal payments of $17.6 million and charge-offs of $9.4 million. The charge-offs off nonperforming loans were primarily in C&I and residential real estate, representing 65% and and 22% of gross charge-offs in 2022, respectively.

Other real estate
The following table summarizes the changes in other real estate:

	Year ended December 31,
($ in thousands)	2022	2021
Other real estate, beginning of period	$3,493	$5,330
Additions	—	3,175
Writedowns in value	(268)	(29)
Sales	(2,956)	(4,983)
Other real estate, end of period	$269	$3,493

Investments
At December 31, 2022, our portfolio of investment securities was $2.2 billion, or 17%, of total assets, compared to $1.8 billion, or 13%, of total assets as of December 31, 2021. The increase in 2022 was due to a reallocation of excess liquidity into the investment portfolio. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	December 31,
	2022		2021
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$237,785	10.6%	$173,511	9.6%
Obligations of states and political subdivisions	946,456	42.1%	811,463	45.2%
Agency mortgage-backed securities	716,422	31.9%	581,964	32.4%
U.S. Treasury Bills	208,534	9.3%	91,170	5.1%
Corporate debt securities	137,260	6.1%	138,193	7.7%
Total	$2,246,457	100.0%	$1,796,301	100.0%

The allowance for credit losses on held-to-maturity debt securities was $0.7 million and $0.6 million at December 31, 2022 and 2021, respectively. The Company had no debt securities classified as trading at December 31, 2022, or 2021.

The following table summarizes contractual maturity and tax-equivalent yields on the investment portfolio at December 31, 2022:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$—	—%	$204,217	1.32%	$18,721	2.79%	$14,847	2.10%	$237,785	1.48%
Obligations of states and political subdivisions	2,019	3.71%	22,340	2.29%	111,165	3.57%	810,932	3.11%	946,456	3.15%
Agency mortgage-backed securities	6,141	2.80%	64,629	3.00%	55,614	2.82%	590,038	2.64%	716,422	2.69%
U.S. Treasury Bills	102,931	3.16%	100,825	2.68%	4,778	3.07%	—	—%	208,534	2.93%
Corporate debt securities	—	—%	32,486	3.11%	104,774	3.46%	—	—%	137,260	3.38%
Total	$111,091	3.15%	$424,497	2.09%	$295,052	3.33%	$1,415,817	2.90%	$2,246,457	2.82%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 25.2%. Actual maturities can differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Other investments primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities, community development funds, and other investments in private equity funds, primarily SBICs. These investments do not have a stated maturity.

	December 31,
	2022		2021
($ in thousands)	Amount	%	Amount	%
FHLB capital stock	$14,015	22.0%	$12,075	20.2%
Other investments	49,775	78.0%	47,821	79.8%
Total	$63,790	100.0%	$59,896	100.0%

Deposits
The following table shows the breakdown of deposits by type:

	Years ended December 31,		% Increase (decrease)
($ in thousands)	2022	2021	2022 vs. 2021
Noninterest-bearing demand accounts	$4,642,732	$4,578,436	1.4%
Interest-bearing demand accounts	2,256,295	2,465,884	(8.5)%
Money market accounts	2,655,159	2,890,976	(8.2)%
Savings accounts	744,256	800,210	(7.0)%
Certificates of deposit:
Brokered	118,968	128,970	(7.8)%
Other	411,740	479,323	(14.1)%
Total deposits	$10,829,150	$11,343,799	(4.5)%

Noninterest-bearing deposits / Total deposits	43%	40%

The following table shows the average balance and average rate of deposits by type:

	Years ended December 31,
	2022		2021		2020
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,805,549	—%	$3,597,204	—%	$1,854,982	—%

Interest-bearing demand accounts	2,318,363	0.30%	2,122,752	0.08%	1,494,364	0.14%
Money market accounts	2,781,579	0.69%	2,557,836	0.18%	1,977,826	0.39%
Savings accounts	819,043	0.04%	724,768	0.03%	589,832	0.05%
Certificates of deposit	569,272	0.62%	570,496	0.73%	676,889	1.61%
Total interest-bearing deposits	$6,488,257	0.46%	$5,975,852	0.18%	$4,738,911	0.44%

Total average deposits	$11,293,806	0.27%	$9,573,056	0.11%	$6,593,893	0.32%

Average total deposits were $11.3 billion for the year ended December 31, 2022, an increase of $1.7 billion, or 18%, from December 31, 2021. The increase in 2022 was primarily due to a full year of balances from the First Choice acquisition and organic growth. The increase in 2021 was primarily due to the First Choice and Seacoast acquisitions and the high level of liquidity in the economy.

The following table sets forth the maturities of estimated uninsured certificates of deposit as of December 31, 2022. Uninsured deposits are amounts estimated to exceed the FDIC deposit insurance limit and are not subject to any federal or state insurance program.

($ in thousands)	Total
Three months or less	$27,656
Over three through six months	22,492
Over six through twelve months	48,721
Over twelve months	25,702
Total	$124,571

As of December 31, 2022, estimated uninsured deposits totaled $5.9 billion, including $124.6 million of certificates of deposit. Also, at December 31, 2021 estimated uninsured deposits totaled $5.9 billion.

Shareholders’ equity
Shareholders’ equity totaled $1.5 billion at December 31, 2022, a decrease of $6.9 million, or 0.4%, from December 31, 2021.

Significant activity during the year ended December 31, 2022 included the following:

•Increase from net income of $203.0 million;
•Net decrease in fair value of available-for-sale securities and cash flow hedges of $149.1 million;
•Decrease from dividends paid on common stock of $33.6 million and preferred stock of $4.0 million, respectively;
•Decrease from share repurchases of $32.9 million, pursuant to the Company’s publicly-announced stock repurchase program; and
•Retirement of 1,980,093 of treasury stock shares.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $291.4 million at December 31, 2022, compared to $2.0 billion at

December 31, 2021. The decline in cash balances during 2022 is due to loan growth and a deployment of liquidity into the investment portfolio, coupled with a decline in total deposits. The increase in market interest rates in 2022 increased the competitive environment for deposits, as depositors have more alternatives to bank deposit accounts. This reverses the trend from 2020-2021, when the low interest rate environment, coupled with an uncertain outlook and government stimulus, increased liquidity within the banking industry. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $2.2 billion at December 31, 2022, and included $734 million pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $1.4 billion could be pledged or sold to enhance liquidity, if necessary.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at December 31, 2022, the Company could borrow an additional $752 million from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $1.4 billion available from the Federal Reserve Bank under a pledged loan agreement. The Company also has unsecured federal funds lines with six correspondent banks totaling $90 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.2 billion in unused commitments to extend credit as of December 31, 2022. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. In 2022, the holding company maintained a revolving line of credit for an aggregate amount up to $25 million, all of which was available at December 31, 2022. The line of credit has a one-year term that was renewed in February 2023. The proceeds can be used for general corporate purposes.

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

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company. The Company also enters into derivative contracts under which the Company either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of these contracts changes daily as market interest rates change. For additional information on the Company’s contractual obligations and commitments see the following footnotes in Item 8: “Note 5 – Leases,” “Note 6 – Derivative Financial Instruments,” “Note 10 – Subordinated Debentures and Notes,” “Note 11 – Federal Home Loan Bank Advances,” “Note 12 – Other Borrowings,” and “Note 17 – Commitments.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2022, and December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well-capitalized” at each of December 31, 2022 and 2021. Refer to “Item 8. Note 14 – Regulatory Capital” for a summary of our risk-based capital and leverage ratios.

The following table summarizes the Company’s capital ratios:

	December 31, 2022		December 31, 2021
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.1%	12.1%	11.3%	12.5%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.6%	12.1%	13.0%	12.5%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.2%	13.1%	14.7%	13.5%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.9%	10.5%	9.7%	9.3%	5.0%	4.0%
Tangible common equity to tangible assets[1]	8.4%		8.1%
Common equity tier 1 capital	$1,228,786	$1,333,978	$1,091,823	$1,201,340
Tier 1 capital	1,394,426	1,334,030	1,257,462	1,201,391
Total risk-based capital	1,568,332	1,444,685	1,423,036	1,303,715

[1] Not a required regulatory capital ratio

The Company believes the tangible common equity and regulatory capital ratios are important measures of capital strength. The tangible common equity to tangible assets ratio is considered a non-GAAP measure. The tables included in this MD&A section under the caption “Use of Non-GAAP Financial Measures” reconcile these ratios to U.S. GAAP.

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

The following table summarizes the projected impact of interest rate shocks on net interest income:

Rate Shock[1]	Annual % change in net interest income
	At December 31,
	2022	2021
+ 300 bp	11.1%	22.9%
+ 200 bp	7.5%	14.1%
+ 100 bp	3.8%	5.6%
- 100 bp	(4.1)%	NA
- 200 bp	(9.0)%	NA
- 300 bp	(15.1)%	NA
[1] Due to the levels of interest rates in 2021, the downward shock scenarios are not shown.

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2022, the Company had derivative contracts to manage interest rate risk, including $200.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $62.0 million in notional value on derivatives on floating rate debt. Derivative financial instruments are discussed in “Item 8. Note 6 – Derivative Financial Instruments.”

The FCA has announced that the most common USD LIBOR settings (overnight, 1-month. 3-month, 6-month and 12-month) will cease publication after September 30, 2024. LIBOR was the most liquid and common interest rate index in the world and was commonly referenced in financial instruments. With the cessation of LIBOR, the Company has selected term SOFR as the replacement index for the majority of its variable rate loans and has begun providing customer notifications in early 2023. The Company ceased using LIBOR and ICE swap rates in new contracts and began issuing SOFR based loans in December 2021.

We have exposure to LIBOR in various financial contracts. Instruments that may be impacted include loans, debt instruments and derivatives, among other financial contracts indexed to LIBOR and that mature after December 31, 2022. We also have loans that are indirectly linked to LIBOR through reference to the ICE swap rate. We have an internal working group composed of members from legal, credit, finance, operations, risk and audit to monitor developments, develop policies and procedures, assess the impact to the Company from the replacement index for affected contracts that expire after the expected discontinuation of representative LIBOR on June 30, 2023. Amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain circumstances. As of December 31, 2022, the Company’s financial contracts indexed to LIBOR included $1.4 billion in loans (including $497.5 million indirectly linked to LIBOR through reference to an ICE swap rate), $74.8 million in borrowings, and $466.9 million (notional) in derivatives.
The Company had $6.1 billion in variable rate loans as of December 31, 2022. Of these loans, $3.7 billion have an interest rate floor and nearly all of those loans were at or above the floor. $1.4 billion in variable rate loans are indexed to LIBOR, $2.9 billion are indexed to the prime rate, $1.4 billion are indexed to SOFR, and $413.4 million are indexed to other rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on experience. In the event different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are described throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see “Item 8. Note 1 – Summary of Significant Accounting Policies.”

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

Allowance for Credit Losses
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $136.9 million at December 31, 2022 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $24.1 million. Conversely, the allowance would have increased $40.5 million using only the downside scenario.

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

The Company considers its core efficiency ratio, tangible common equity ratio, return on average tangible common equity, and tangible book value per common share, collectively “core performance measures,” presented in this report, as relevant measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items such as merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, which the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Reconciliations of Non-GAAP Financial Measures
Core Efficiency Ratio

	For the Years ended December 31,
($ in thousands)	2022	2021	2020
Net interest income (GAAP)	$473,903	$360,194	$270,001
Tax-equivalent adjustment	7,042	5,151	3,190
Less incremental accretion income	—	—	4,083
Noninterest income (GAAP)	59,162	67,743	54,503
Less gain (loss) on sale of other real estate	(93)	884	—
Less gain on sale of investment securities	—	—	421
Less other non-core income	—	—	265
Core revenue (non-GAAP)	$540,200	$432,204	$322,925

Noninterest expense (GAAP)	$274,216	$245,919	$167,159
Less amortization on intangibles	5,367	5,691	5,673
Less merger-related expenses	—	22,082	4,174
Less branch-closure expenses	—	3,441	—
Less other non-core expenses	—	—	57
Core noninterest expense (non-GAAP)	$268,849	$214,705	$157,255

Core efficiency ratio (non-GAAP)	49.77%	49.68%	48.70%

Tangible Common Equity, Tangible Book Value per Share, and Tangible Common Equity Ratio

	Period ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Total shareholders' equity	$1,522,263	$1,529,116	$1,078,975
Less preferred stock	71,988	71,988	—
Less goodwill	365,164	365,164	260,567
Less intangible assets	16,919	22,286	23,084
Tangible common equity	$1,068,192	$1,069,678	$795,324

Common shares outstanding	37,253	37,820	31,210
Tangible book value per share	$28.67	$28.28	$25.48

Total assets	$13,054,172	$13,537,358	$9,751,571
Less goodwill	365,164	365,164	260,567
Less intangible assets	16,919	22,286	23,084
Tangible assets	$12,672,089	$13,149,908	$9,467,920

Tangible common equity to tangible assets	8.43%	8.13%	8.40%

Return on Average Tangible Common Equity (ROATCE)

	For the Years ended December 31,
($ in thousands)	2022	2021	2020
Average shareholder’s equity	$1,498,759	$1,277,153	$902,875
Less average preferred stock	71,988	8,903	—
Less average goodwill	365,164	307,614	217,205
Less average intangible assets	19,516	22,460	23,551
Average tangible common equity	$1,042,091	$938,176	$662,119

Net income available to common shareholders (GAAP)	$199,002	$133,055	$74,384
Return on average tangible common equity	19.10%	14.18%	11.23%

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

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans — Refer to Note 1 to the financial statements
Critical Audit Matter Description
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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 24, 2023

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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
February 24, 2023

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2022 and 2021

	December 31,
($ in thousands, except per share data)	2022	2021
Assets
Cash and due from banks	$229,580	$209,177
Federal funds sold	1,753	1,356
Interest-earning deposits (including $— and $14,595 pledged as collateral, respectively)	60,026	1,811,156
Total cash and cash equivalents	291,359	2,021,689
Interest-earning deposits greater than 90 days	8,029	6,996
Securities available-for-sale	1,535,807	1,366,006
Securities held-to-maturity, net	709,915	429,681
Loans held-for-sale	1,228	6,389
Loans	9,737,138	9,017,642
Allowance for credit losses on loans	(136,932)	(145,041)
Total loans, net	9,600,206	8,872,601
Other investments	63,790	59,896
Fixed assets, net	42,985	47,915
Goodwill	365,164	365,164
Intangible assets, net	16,919	22,286
Other assets	418,770	338,735
Total assets	$13,054,172	$13,537,358

Liabilities and Shareholders' equity
Noninterest-bearing demand accounts	$4,642,732	$4,578,436
Interest-bearing demand accounts	2,256,295	2,465,884
Money market accounts	2,655,159	2,890,976
Savings accounts	744,256	800,210
Certificates of deposit:
Brokered	118,968	128,970
Other	411,740	479,323
Total deposits	10,829,150	11,343,799
Subordinated debentures and notes	155,433	154,899
FHLB advances	100,000	50,000
Other borrowings	324,119	353,863
Other liabilities	123,207	105,681
Total liabilities	11,531,909	12,008,242

Commitments and contingent liabilities (Note 18)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding, respectively ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,253,292 shares issued and outstanding and 39,799,615 shares issued, respectively	373	398
Treasury stock, at cost; — and 1,980,093 shares, respectively	—	(73,528)
Additional paid-in capital	982,660	1,018,799
Retained earnings	597,574	492,682
Accumulated other comprehensive (loss) income, net	(130,332)	18,777
Total shareholders' equity	1,522,263	1,529,116
Total liabilities and shareholders' equity	$13,054,172	$13,537,358

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2022, 2021, and 2020

	Year ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Interest income:
Loans	$456,007	$348,615	$270,238
Debt securities:
Taxable	28,267	18,030	24,629
Nontaxable	18,838	13,814	8,397
Interest-earning deposits	10,599	1,496	620
Dividends on equity securities	1,371	1,275	895
Total interest income	515,082	383,230	304,779
Interest expense:
Deposits	30,158	10,668	21,049
Subordinated debentures and notes	9,166	10,960	9,885
FHLB advances	599	803	2,673
Other borrowings	1,256	605	1,171
Total interest expense	41,179	23,036	34,778
Net interest income	473,903	360,194	270,001
Provision (benefit) for credit losses	(611)	13,385	65,398
Net interest income after provision (benefit) for credit losses	474,514	346,809	204,603
Noninterest income:
Service charges on deposit accounts	18,326	15,428	11,717
Wealth management revenue	10,010	10,259	9,732
Card services revenue	11,551	11,880	9,481
Tax credit income	2,558	8,028	6,611
Other income	16,717	22,148	16,962
Total noninterest income	59,162	67,743	54,503
Noninterest expense:
Employee compensation and benefits	147,029	124,904	92,288
Occupancy	17,640	16,286	13,457
Data processing	13,513	12,242	9,050
Professional fees	7,079	4,289	3,940
Branch-closure expenses	—	3,441	—
Merger-related expenses	—	22,082	4,174
Other expenses	88,955	62,675	44,250
Total noninterest expense	274,216	245,919	167,159

Income before income tax expense	259,460	168,633	91,947
Income tax expense	56,417	35,578	17,563
Net income	$203,043	$133,055	$74,384
Dividends on preferred stock	4,041	—	—
Net income available to common shareholders	$199,002	$133,055	$74,384

Earnings per common share
Basic	$5.32	$3.86	$2.76
Diluted	5.31	3.86	2.76

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2022, 2021, and 2020

	Year ended December 31,
($ in thousands)	2022	2021	2020
Net income	$203,043	$133,055	$74,384
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	(149,623)	(17,049)	23,944
Reclassification of gain on the sale of available-for-sale securities	—	—	(317)
Reclassification of gain on held-to-maturity securities	(2,696)	(3,624)	(1,910)
Change in unrealized gain (loss) on cash flow hedges	2,798	1,161	(5,947)
Reclassification of loss on cash flow hedges	412	1,169	3,601
Total other comprehensive income (loss), net	(149,109)	(18,343)	19,371
Total comprehensive income	$53,934	$114,712	$93,755

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2022, 2021, and 2020

	Preferred		Common
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance December 31, 2019	—	$—	26,543	$281	$(58,181)	$526,599	$380,737	$17,749	$867,185
Net income	—	$—	—	$—	$—	$—	$74,384	$—	$74,384
Other comprehensive income	—	—	—	—	—	—	—	19,371	19,371
Common stock dividends ($0.72 per share)	—	—	—	—	—	—	(19,795)	—	(19,795)
Repurchase of common stock	—	—	(456)	—	(15,347)	—	—	—	(15,347)
Issuance under equity compensation plans, net	—	—	146	1	—	77	—	—	78
Shares issued in connection with acquisition of Seacoast Commerce Banc Holdings			4,977	50	—	166,985	—	—	167,035
Share-based compensation	—	—	—	—	—	4,178	—	—	4,178
Reclassification for the adoption of ASU 2016-13 (CECL)	—	—	—	—	—	—	(18,114)	—	(18,114)
Balance December 31, 2020	—	$—	31,210	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income	—	$—	—	$—	$—	$—	$133,055	$—	$133,055
Other comprehensive loss	—	—	—	—	—	—	—	(18,343)	(18,343)
Common stock dividends ($0.75 per share)	—	—	—	—	—	—	(26,153)	—	(26,153)
Repurchase of common stock	—	—	(1,300)	(12)	—	(30,518)	(30,059)	—	(60,589)
Issuance under equity compensation plans, net	—	—	132	—	—	2,549	(663)	—	1,886
Shares issued in connection with acquisition of First Choice Bancorp, net (gross issuance 7,808 shares)	—	—	7,777	78	—	342,912	(710)	—	342,280
Preferred stock issuance, net of $3,012 issuance cost	75	71,988	—	—	—	—	—	—	71,988
Share-based compensation	—	—	—	—	—	6,017	—	—	$6,017
Balance December 31, 2021	75	$71,988	37,819	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income	—	$—	—	$—	$—	$—	$203,043	$—	$203,043
Other comprehensive loss	—	—	—	—	—	—	—	(149,109)	(149,109)
Common stock dividends ($0.90 per share)	—	—	—	—	—	—	(33,602)	—	(33,602)
Preferred stock dividends ($53.889 per share)	—	—		—	—	—	(4,041)		(4,041)
Repurchase of common stock	—	—	(700)	(7)	—	(18,867)	(14,049)	—	(32,923)
Issuance under equity compensation plans, net	—	—	134	2	—	2,460	(689)	—	1,773
Share-based compensation	—	—	—	—	—	8,006	—	—	8,006
Retirement of treasury stock (1,980 shares)	—	—	—	(20)	73,528	(27,738)	(45,770)	—	—
Balance December 31, 2022	75	$71,988	37,253	$373	$—	$982,660	$597,574	$(130,332)	$1,522,263

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022, 2021, and 2020

	Year ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$203,043	$133,055	$74,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,573	6,147	6,152
Provision (benefit) for credit losses	(611)	13,385	65,398
Deferred income taxes	2,194	545	(12,578)
Net amortization of debt securities	5,639	7,343	6,745
Net amortization (accretion) on loans	266	(1,140)	(7,767)
Amortization of intangible assets	5,367	5,690	5,673
Amortization of servicing assets	3,066	2,311	37
Mortgage loans originated-for-sale	(67,470)	(159,670)	(223,094)
Proceeds from mortgage loans sold	73,014	163,864	217,934
Loss (gain) on:
Investment securities	—	—	(421)
Other real estate	93	(931)	13
Fixed assets	(54)	—	—
State tax credits	(1,506)	(2,220)	(2,016)
Asset impairment	—	3,441	—
Share-based compensation	8,006	6,017	4,178
Changes in other assets and liabilities, net	(19,980)	(17,262)	876
Net cash provided by operating activities	216,640	160,575	135,514
Cash flows from investing activities:
Proceeds from acquisitions, net	—	212,642	62,114
Net (increase) decrease in loans	(722,677)	138,455	(700,096)
Proceeds received from:
Sale of debt securities, available-for-sale	—	27,135	20,221
Paydown or maturity of debt securities, available-for-sale	238,909	306,360	329,350
Paydown or maturity of debt securities, held-to-maturity	11,913	49,947	41,377
Redemption of other investments	12,989	18,159	43,555
Sale of state tax credits held-for-sale	20,645	18,507	14,252
Sale of other real estate	2,517	5,915	652
Sale of fixed assets	1,699	—	—
Settlement of bank-owned life insurance policies	534	—	1,993
Payments for the purchase of:
Available-for-sale debt securities	(728,247)	(779,481)	(452,541)
Held-to-maturity debt securities	(182,004)	—	—
Other investments	(19,286)	(9,564)	(50,421)
State tax credits held-for-sale	(18,846)	(8,689)	(11,026)
Fixed assets	(1,930)	(2,500)	(2,259)
Net cash used in investing activities	(1,383,784)	(23,114)	(702,829)

	Year ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	$64,296	$869,203	$627,756
Net (decrease) increase in interest-bearing deposit accounts	(578,945)	648,778	505,604
Proceeds from the issuance of subordinated notes	—	—	61,953
Payments for the redemption of subordinated notes	—	(50,000)	—
Net increase (decrease) in short term FHLB advances, net	100,000	(160,000)	(172,300)
Repayments of long-term FHLB advances	(50,000)	—	—
Repayment of PPPLF advances	—	—	(86,096)
Repayments of notes payable	(5,714)	(7,143)	(4,286)
Net (decrease) increase in other borrowings	(24,030)	59,925	40,195
Dividends paid on common stock	(33,602)	(26,153)	(19,795)
Repurchase of common stock	(32,923)	(60,589)	(15,347)
Dividends paid on preferred stock	(4,041)	—	—
Proceeds from issuance of preferred stock, net	—	71,988	—
Other, net	1,773	516	78
Net cash (used in) provided by financing activities	(563,186)	1,346,525	937,762
Net (decrease) increase in cash and cash equivalents	(1,730,330)	1,483,986	370,447
Cash and cash equivalents, beginning of period	2,021,689	537,703	167,256
Cash and cash equivalents, end of period	$291,359	$2,021,689	$537,703
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,736	$23,957	$35,423
Income taxes	46,009	56,845	7,514
Noncash investing and financing transactions:
Transfer to other real estate owned in settlement of loans	$—	$3,227	$798
Sales of other real estate financed	—	228	48
Transfer of securities from available-for-sale to held-to-maturity	116,927	—	352,665
Transfer to loans from fixed assets for deconsolidation of partnership	—	—	3,336
Right-of-use assets obtained in exchange for lease obligations	9,512	5,658	1,623
Common shares issued in connection with acquisitions	—	343,650	167,035

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

The Company and its banking subsidiary are subject to the regulations of various federal and state agencies and undergo periodic examinations by those regulatory agencies. The Company has one operating segment.

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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days of the balance sheet date to be cash and cash equivalents. The balances at December 31, 2022 and 2021 were not subject to reserve requirements from the Federal Reserve.

Recent Accounting Pronouncements

FASB ASU 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). ASU 2021-01 was issued in January 2021 and provides optional expedients and exceptions in ASC 848 to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update were effective immediately upon issuance and did not have a material effect on the consolidated financial statements. In December 2022, ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset date of Topic 848 was issued, which extends the sunset date from December 31, 2022 to December 31, 2024.

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

FASB ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 was issued in June 2022 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has evaluated the accounting and disclosure requirements of ASU 2022-03 and does not expect them to have a material effect on the consolidated financial statements.

Investments
The Company has classified all investments in debt securities as available-for-sale or held-to-maturity.

Securities classified as available-for-sale are carried at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount as a separate component of shareholders’ equity until realized. All previous fair value adjustments included in the separate component of shareholders’ equity are reversed upon sale.

Securities classified as held-to-maturity are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts.

An ACL on held-to-maturity securities is deducted from the amortized cost basis of the securities to reflect the expected amount to be collected. When it is determined a security will not be collected, the balance is written-off through the allowance. In evaluating the need for an ACL, securities with similar risk characteristics are grouped and an estimate of expected cash flows is determined using loss experience, adjusted for current and reasonable and supportable forecasts of economic conditions.

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

The Company has elected to exclude accrued interest receivable balances from the estimate of the ACL as these amounts are timely written off as a credit loss expense. Adjustments to the ACL on held-to-maturity and available-for-sale securities are recognized as a component of the provision for credit losses in the Consolidated Statements of Income.

Premiums and discounts are amortized or accreted over the expected lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held-for-Sale and Servicing Assets
The Company provides long-term financing of 1-4 family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are usually sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held-for-sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on these loans.

The Company also originates SBA 7(a) loans that generally provide for a guarantee of 75% of the loan, up to a maximum amount. The guaranteed portion of the loan can be sold in an active secondary market. For the years ended December 31, 2022 and 2021, all SBA7(a) loans are considered held-for-investment; however, as the Company makes the determination to sell the loans, they will be moved into the held-for-sale category. Sales of SBA guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. At December 31, 2022, the Company was servicing SBA loans that had been sold and has recorded a related servicing asset of $3.6 million. The servicing asset is accounted for under the amortization method and is evaluated for impairment. Amortization of the servicing asset is recorded as a reduction to servicing income.

Gains on the sale of held-for-sale loans are reported net of direct origination fees and costs in the Company’s Consolidated Statements of Income.

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

Accrued interest receivable totaled $48.1 million and $30.6 million at December 31, 2022 and 2021, respectively, and were reported in Other Assets on the consolidated balance sheets.

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

The ACL for both PCD and non-PCD is determined by pooling loans with similar risk characteristics and using the approach described below under “Allowance for Credit Losses on Loans”.

Non-accrual Loans
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

Allowance for Credit Losses on Loans
The ACL on loans is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected. Loans are charged-off against the allowance when management deems the loan uncollectible.

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

The Company utilizes a DCF method to measure the ACL on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized regression analysis to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical or peer evaluations. National unemployment is a loss driver used in all portfolios. The annual percentage change in gross domestic product is used in Construction, Agricultural, and Consumer portfolios. The annual percentage change in a commercial real estate index, national house price index and national retail sales are used in the CRE, Residential Real Estate and C&I portfolios, respectively. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company uses a one-year reasonable and supportable forecast that considers baseline, upside and downside economic scenarios. For periods beyond the forecast period, the Company reverts to historical loss rates on a straight-line basis over a one-year period.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs. Other individually-evaluated loans may be remeasured using a discounted cash flow method if appropriate. Non-accrual loans, loans past due greater than 90 days and still accruing, unless adequately secured and in the process of collection, and restructured loans are evaluated individually.

Loan Charge-Offs
Loans are charged-off when the primary and secondary sources of repayment (cash flow, collateral, guarantors, etc.) are less than their carrying value and the amounts are deemed uncollectible.

Other Real Estate
Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on loans on which the borrowers have defaulted on the payment of principal or interest. Other real estate is initially recorded at fair value less cost to sell and subsequently at the lower of cost or fair value less estimated costs to sell. The fair value of other real estate is based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals. These estimates involve significant uncertainties and judgments. As a result, fair value estimates may not be realizable in a current sale or settlement of the other real estate. Gains, losses and writedowns resulting from the writedown or sale of other real estate are credited or charged to earnings.

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

State Tax Credits
The Company has purchased the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to its clients and others. State tax credits are accounted for at cost. The Company is also a minority partner in a joint venture, accounted for as an equity method investment, that purchases state income tax credits for resale to customers. Income from both the sale of state tax credits and earnings from the joint venture are reported as tax credit income in the Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the Company may not be able to recover the respective asset’s carrying amount. The Company’s annual test for impairment was performed in the fourth quarter of 2022. Such tests involve the use of estimates and assumptions.

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

Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” The Company assigns derivatives to one of these categories at the purchase date: cash flow hedge, fair value hedge, or non-designated hedges as part of a customer interest-rate swap product. An assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge is performed as required by the applicable accounting standards. Derivatives are included in other assets and other liabilities in the consolidated balance sheets. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement. Generally, the only derivative instruments used by the Company have been interest rate swaps, collars, forward currency contracts, and interest rate caps.

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
Stock-Based Compensation
Stock-based compensation is recognized as an expense for stock options, restricted stock awards, performance stock units, and restricted stock units granted to employees, directors, and advisors in return for service. Equity classified awards are measured at the grant date fair value using either an observable market value or a valuation methodology, and are recognized over the requisite service period on a straight-line basis. Forfeitures are recorded as they occur. A description of the Company’s stock-based employee compensation plan is included in “Note 15 - Shareholders’ Equity and Compensation Plans.”

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

Any incremental direct costs incurred to transact the sale are allocated against the gain or loss on the sale. These costs include items such as legal fees, title transfer fees, broker fees, etc. Any goodwill and intangible assets associated with the portion of the reporting unit to be disposed of is included in the carrying amount of the business in determining the gain or loss on the sale.

Basic and Diluted Earnings Per Common Share
Basic earnings per common share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and restricted stock awards where recipients have satisfied the vesting terms. Diluted earnings per common share gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method.

Consolidated Statement of Comprehensive Income
The Consolidated Statement of Comprehensive Income includes the amount and the related tax impact that have been reclassified from accumulated other comprehensive income to net income. The classification adjustment for unrealized loss/gain on sale of securities included in net income has been recorded through the gain on sale of investment securities line item, within noninterest income, in the Company’s Consolidated Statements of Income.
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

NOTE 2 - EARNINGS PER SHARE

The following table presents a summary of earnings per common share data and amounts for the periods indicated.

	Year ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Net income available to common shareholders	$199,002	$133,055	$74,384

Weighted average common shares outstanding	37,381	34,436	26,954
Additional dilutive common stock equivalents	119	60	35
Weighted average diluted common shares outstanding	37,500	34,496	26,989

Basic earnings per common share	$5.32	$3.86	$2.76
Diluted earnings per common share	$5.31	$3.86	$2.76

For 2022, 2021 and 2020, common stock equivalents of approximately 224,000, 158,000 and 156,000, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity:

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$266,090	$—	$(28,305)	$237,785
Obligations of states and political subdivisions	507,842	27	(90,425)	417,444
Agency mortgage-backed securities	727,931	453	(68,980)	659,404
Corporate debt securities	13,750	—	(1,110)	12,640
U.S. Treasury Bills	213,441	1	(4,908)	208,534
Total securities available-for-sale	$1,729,054	$481	$(193,728)	$1,535,807

Held-to-maturity securities:
Obligations of states and political subdivisions	$529,012	$2,321	$(65,347)	$465,986
Agency mortgage-backed securities	57,018	—	(6,416)	50,602
Corporate debt securities	124,620	163	(12,854)	111,929
Total securities held-to-maturity	$710,650	$2,484	$(84,617)	$628,517
Allowance for credit losses	(735)
Total securities held-to-maturity, net	$709,915

	December 31, 2021
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$175,409	$3	$(1,901)	$173,511
Obligations of states and political subdivisions	571,587	5,907	(2,410)	575,084
Agency mortgage-backed securities	509,243	8,485	(3,869)	513,859
Corporate debt securities	11,750	632	—	12,382
U.S. Treasury Bills	90,971	220	(21)	91,170
Total securities available-for-sale	$1,358,960	$15,247	$(8,201)	$1,366,006

Held-to-maturity securities:
Obligations of states and political subdivisions	$236,379	$1,794	$(730)	$237,443
Agency mortgage-backed securities	68,105	940	(666)	68,379
Corporate debt securities	125,811	3,039	—	128,850
Total securities held-to-maturity	$430,295	$5,773	$(1,396)	$434,672
Allowance for credit losses	(614)
Total securities held-to-maturity, net	$429,681

During 2022, the Company transferred $116.7 million of securities from available-for-sale to held-to-maturity. The Company believes the held-to-maturity category is consistent with the Company’s intent for these securities. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-maturity securities. The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized, unrealized gain of $17.6 million and $21.0 million at December 31, 2022 and 2021, respectively. Such amounts are amortized over the remaining life of the securities.

At December 31, 2022, and 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Securities having a fair value of $734.5 million and $752.7 million at December 31, 2022, and December 31, 2021, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$104,362	$104,000	$950	$949
Due after one year through five years	345,957	318,556	41,312	38,210
Due after five years through ten years	67,667	60,425	179,013	165,304
Due after ten years	483,137	393,422	432,357	373,452
Agency mortgage-backed securities	727,931	659,404	57,018	50,602
	$1,729,054	$1,535,807	$710,650	$628,517

There were approximately 740 available-for-sale securities and 290 available-for-sale securities in an unrealized loss position as of December 31, 2022 and December 31, 2021, respectively, included in the following tables:

	December 31, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$73,738	$6,249	$163,047	$22,056	$236,785	$28,305
Obligations of states and political subdivisions	103,179	13,501	311,634	76,924	414,813	90,425
Agency mortgage-backed securities	334,431	20,038	281,321	48,942	615,752	68,980
Corporate debt securities	12,640	1,110	—	—	12,640	1,110
U.S. Treasury Bills	198,688	4,908	—	—	198,688	4,908
	$722,676	$45,806	$756,002	$147,922	$1,478,678	$193,728

	December 31, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$163,634	$1,775	$4,874	$126	$168,508	$1,901
Obligations of states and political subdivisions	242,188	2,361	1,776	49	243,964	2,410
Agency mortgage-backed securities	259,047	3,685	6,467	184	265,514	3,869
U.S. Treasury Bills	60,961	21	—	—	60,961	21
	$725,830	$7,842	$13,117	$359	$738,947	$8,201

The unrealized losses at both December 31, 2022, and 2021, were primarily attributable to changes in market interest rates since the securities were purchased. At both December 31, 2022 and 2021, the Company had not recorded an ACL on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $5.8 million and $3.4 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2022 and 2021, the ACL on held-to-maturity securities was $0.7 million and $0.6 million, respectively.

The proceeds, gross gains and losses realized from sales of available-for-sale investment securities were as follows:

	December 31,
($ in thousands)	2022	2021	2020
Gross gains realized	$—	$—	$421
Proceeds from sales	—	27,135	20,221

The Company sold $28.4 million of available-for-sale securities in January 2023 for a gain of $0.4 million.

Other Investments
At December 31, 2022, and 2021, other investments totaled $63.8 million and $59.9 million, respectively. As a member of the FHLB, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $14.0 million, and $12.1 million at December 31, 2022, and 2021, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs, CDFIs, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties, see “Note 10 – Subordinated Debentures.”

NOTE 4 - LOANS

Below is a summary of loans by category:

($ in thousands)	December 31, 2022	December 31, 2021
Commercial and industrial	$3,859,964	$3,396,590
Real estate loans:
Commercial - investor owned	2,357,820	2,141,143
Commercial - owner occupied	2,270,551	2,035,785
Construction and land development	611,565	734,073
Residential	395,537	454,052
Total real estate loans	5,635,473	5,365,053
Other	248,990	265,137
Loans, before unearned loan fees	9,744,427	9,026,780
Unearned loan fees, net	(7,289)	(9,138)
Loans, including unearned loan fees	$9,737,138	$9,017,642

PPP loans totaled $7.4 million at December 31, 2022, or $7.3 million net of unearned fees of $0.1 million. PPP loans totaled $276.2 million at December 31, 2021, or $272.0 million net of unearned fees of $4.2 million. The loan balance includes a net premium on acquired loans of $11.9 million at both December 31, 2022 and 2021. At December 31, 2022 loans of $2.8 billion were pledged to the FHLB and the Federal Reserve.

Loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director totaled $0.1 million and $5.7 million for the year ended December 31, 2022 and 2021, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

A summary of the activity, by loan category, in the allowance for credit losses on loans for 2020, 2021, and 2022 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Balance at December 31, 2020
Allowance for loan losses:
Balance, beginning of year	$33,949	$16,656	$7,414	$7,577	$3,349	$1,050	$69,995
Provision for loan losses	28,373	11,037	7,845	13,438	674	2,012	63,379
Initial allowance on acquired PCD loans	23	2,026	1,427	45	3	—	3,524
Charge-offs	(5,381)	(498)	(30)	(31)	(408)	(391)	(6,739)
Recoveries	1,848	2,841	356	384	967	116	6,512
Balance, end of year	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671

Balance at December 31, 2021
Allowance for loan losses:
Balance, beginning of year	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Provision (benefit) for loan losses	14,361	568	(550)	(7,365)	3,900	2,079	12,993
Initial allowance on acquired PCD loans	1,077	3,651	1,504	37	—	737	7,006
Charge-offs	(12,113)	(2,487)	(602)	(3)	(1,521)	(459)	(17,185)
Recoveries	1,688	2,083	196	454	963	172	5,556
Balance, end of year	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041

Balance at December 31, 2022
Allowance for credit losses:
Balance, beginning of year	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision (benefit) for loan losses	(6,121)	46	4,867	(3,145)	540	(397)	(4,210)
Charge-offs	(6,082)	(478)	(395)	—	(2,068)	(370)	(9,393)
Recoveries	2,213	746	720	53	1,529	233	5,494
Balance, end of year	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932

The Company recorded a provision benefit of $4.2 million and a provision for credit losses on loans of $13.0 million for the years ended December 31, 2022 and 2021, respectively. An additional provision for credit losses of $3.6 million and $0.4 million was recorded in 2022 and 2021, respectively, for HTM securities, unfunded commitments and the recapture of accrued interest on nonaccrual loans. Acquisition-related provision expense of $25.4 million in 2021 was included in the provision for credit losses. This expense, commonly referred to as the “CECL double-count”, is recognized when a loan portfolio is acquired.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model; Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $12.3 million to the ACL over the baseline model at December 31, 2022. These forecasts at the end of 2022 incorporate an expectation that the Federal Reserve will continue quantitative tightening and raise the federal funds rate further into 2023, and that the pandemic will continue to recede and be less disruptive to global supply chains and labor markets. The Company has also recognized various risks posed by loans in certain segments, including the hospitality and commercial office sectors, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation, continued or worsening supply-chain issues, labor supply and job growth worsens, or financial market conditions tighten more than expected.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the DCF model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At December 31, 2022, the ACL on loans included a qualitative adjustment of approximately $41.1 million. Of this amount, approximately $9.4 million was allocated to Sponsor Finance loans due to their unsecured nature.

The recorded investment in nonperforming loans by category at December 31, 2022 and 2021 is as follows:

	December 31, 2022
($ in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$4,373	$—	$70	$4,443	$1,047
Real estate:
Commercial - investor owned	3,023	—	—	3,023	—
Commercial - owner occupied	1,177	—	—	1,177	—
Construction and land development	1,192	—	—	1,192	1,192
Residential	—	73	—	73	—
Other	1	—	72	73	—
Total	$9,766	$73	$142	$9,981	$2,239

	December 31, 2021
($ in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$17,052	$2,783	$1,703	$21,538	$5,685
Real estate:
Commercial - investor owned	1,575	—	—	1,575	168
Commercial - owner occupied	2,839	—	—	2,839	2,550
Residential	1,971	76	1	2,048	1,348
Other	12	—	12	24	—
Total	$23,449	$2,859	$1,716	$28,024	$9,751

Interest income recognized on nonaccrual loans was immaterial in the years ending December 31, 2020, 2021 and 2022.

The amortized cost basis of collateral-dependent nonperforming loans by class of loan is presented for the periods indicated:

	December 31, 2022
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$—	$—	$1,047
Real estate:
Commercial - investor owned	2,238	785	—
Commercial - owner occupied	1,177	—	—
Construction and land development	—	1,192	—
Residential	—	73	—
Total	$3,415	$2,050	$1,047

	December 31, 2021
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$4,271	$209	$9,312
Real estate:
Commercial - investor owned	169	1,200	—
Commercial - owner occupied	2,807	32	—
Residential	—	2,048	—
Other	—	—	—
Total	$7,247	$3,489	$9,312

No loans were restructured during the year ended 2022. The recorded investment by category for loans restructured during the year ended December 31, 2021 is as follows:

	Year ended December 31, 2021
($ in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Real Estate: Residential	1	221	221

Restructured loans primarily resulted from interest rate concessions. As of December 31, 2022, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

No restructured loans subsequently defaulted during the year ended December 31, 2022. Loans restructured that subsequently defaulted during the year ended December 31, 2021 are as follows:

	Year ended December 31, 2021
($ in thousands, except for number of loans)	Number of Loans	Recorded Balance
Real Estate: Residential	1	$148

The aging of the recorded investment in past due loans by class and category is shown below:

	December 31, 2022
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$555	$2,373	$2,928	$3,857,036	$3,859,964
Real estate:
Commercial - investor owned	—	1,135	1,135	2,356,685	2,357,820
Commercial - owner occupied	8,628	164	8,792	2,261,759	2,270,551
Construction and land development	9	1,192	1,201	610,364	611,565
Residential	1,227	—	1,227	394,310	395,537
Other	18	72	90	248,900	248,990
Loans, before unearned loan fees	10,437	4,936	15,373	9,729,054	9,744,427
Unearned loan fees, net	—	—	—	(7,289)	(7,289)
Total	$10,437	$4,936	$15,373	$9,721,765	$9,737,138

	December 31, 2021
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$24,447	$14,158	$38,605	$3,357,985	$3,396,590
Real estate:
Commercial - investor owned	3,880	—	3,880	2,137,263	2,141,143
Commercial - owner occupied	10,070	289	10,359	2,025,426	2,035,785
Construction and land development	24	—	24	734,049	734,073
Residential	3,181	1,305	4,486	449,566	454,052
Other	37	11	48	265,089	265,137
Loans, before unearned loan fees	41,639	15,763	57,402	8,969,378	9,026,780
Unearned loan fees, net	—	—	—	(9,138)	(9,138)
Total	$41,639	$15,763	$57,402	$8,960,240	$9,017,642

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
•Grade 7 – Special Mention credits are borrowers that have experienced financial setback of a nature that is not determined to be severe or influence ‘ongoing concern’ expectations. Although possible, no loss is anticipated, due to strong collateral and/or guarantor support.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	December 31, 2022
	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,403,381	$635,275	$332,740	$172,127	$62,729	$66,152	$8,388	$964,592	$3,645,384
Special Mention (7)	37,048	10,836	13,858	423	7,995	4,102	—	72,944	147,206
Classified (8-9)	16,176	4,457	1,627	24	166	183	—	21,349	43,982
Total Commercial and industrial	$1,456,605	$650,568	$348,225	$172,574	$70,890	$70,437	$8,388	$1,058,885	$3,836,572

Commercial real estate-investor owned
Pass (1-6)	$667,107	$584,644	$392,402	$240,033	$115,530	$202,661	$1,457	$53,051	$2,256,885
Special Mention (7)	18,844	5,751	23,502	11,605	—	13,063	—	—	72,765
Classified (8-9)	1,823	—	465	953	193	6,092	49	—	9,575
Total Commercial real estate-investor owned	$687,774	$590,395	$416,369	$252,591	$115,723	$221,816	$1,506	$53,051	$2,339,225

Commercial real estate-owner occupied
Pass (1-6)	$539,610	$555,690	$362,150	$232,335	$123,095	$270,613	$—	$57,308	$2,140,801
Special Mention (7)	11,164	3,801	16,856	4,455	13,043	9,009	—	800	59,128
Classified (8-9)	—	1,572	3,483	8,910	15,873	11,387	—	—	41,225
Total Commercial real estate-owner occupied	$550,774	$561,063	$382,489	$245,700	$152,011	$291,009	$—	$58,108	$2,241,154

Construction real estate
Pass (1-6)	$290,146	$232,998	$53,129	$2,909	$2,061	$8,480	$—	$1,769	$591,492
Special Mention (7)	17,331	—	681	146	111	106	—	—	18,375
Classified (8-9)	1,192	—	—	14	471	21	—	—	1,698
Total Construction real estate	$308,669	$232,998	$53,810	$3,069	$2,643	$8,607	$—	$1,769	$611,565

Residential real estate
Pass (1-6)	$63,317	$60,910	$48,796	$20,943	$11,259	$88,795	$579	$96,304	$390,903
Special Mention (7)	331	—	—	79	352	781	—	—	1,543
Classified (8-9)	121	73	—	53	1,102	994	—	5	2,348
Total residential real estate	$63,769	$60,983	$48,796	$21,075	$12,713	$90,570	$579	$96,309	$394,794

Other
Pass (1-6)	$38,753	$88,613	$56,252	$10,556	$20,508	$10,796	$—	$9,536	$235,014
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	—	4	3	11	3	4	25
Total Other	$38,753	$88,613	$56,252	$10,560	$20,511	$10,807	$3	$9,540	$235,039

Total loans classified by risk category	$3,106,344	$2,184,620	$1,305,941	$705,569	$374,491	$693,246	$10,476	$1,277,662	$9,658,349
Total loans classified by performing status									78,789
Total loans									$9,737,138

	December 31, 2021
	Term Loans by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,180,601	$477,374	$317,869	$132,851	$116,738	$82,846	$11,648	$854,102	$3,174,029
Special Mention (7)	35,005	17,502	9,404	9,880	12,217	10,979	4,037	53,595	152,619
Classified (8-9)	14,917	3,530	3,840	1,689	2,988	813	787	10,996	39,560
Total Commercial and industrial	$1,230,523	$498,406	$331,113	$144,420	$131,943	$94,638	$16,472	$918,693	$3,366,208

Commercial real estate-investor owned
Pass (1-6)	$651,740	$476,946	$346,245	$146,107	$112,043	$217,808	$3,625	$68,236	$2,022,750
Special Mention (7)	16,871	35,908	32,755	1,003	502	17,478	300	2,062	106,879
Classified (8-9)	1,376	3,135	835	817	1,159	4,141	—	50	11,513
Total Commercial real estate-investor owned	$669,987	$515,989	$379,835	$147,927	$113,704	$239,427	$3,925	$70,348	$2,141,142

Commercial real estate-owner occupied
Pass (1-6)	$604,975	$423,263	$278,830	$164,210	$140,515	$235,973	$250	$48,349	$1,896,365
Special Mention (7)	12,825	13,585	4,301	16,774	10,274	15,764	—	300	73,823
Classified (8-9)	2,048	556	9,181	17,016	6,432	6,959	—	—	42,192
Total Commercial real estate-owner occupied	$619,848	$437,404	$292,312	$198,000	$157,221	$258,696	$250	$48,649	$2,012,380

Construction real estate
Pass (1-6)	$310,140	$229,396	$70,531	$35,936	$14,860	$7,180	$568	$2,992	$671,603
Special Mention (7)	28,947	15,348	60	1,199	11,068	2,330	—	—	58,952
Classified (8-9)	—	—	387	419	—	22	—	—	828
Total Construction real estate	$339,087	$244,744	$70,978	$37,554	$25,928	$9,532	$568	$2,992	$731,383

Residential real estate
Pass (1-6)	$116,352	$66,481	$21,356	$14,841	$24,778	$103,840	$9,980	$87,146	$444,774
Special Mention (7)	2,425	2	622	1,157	248	1,305	—	79	5,838
Classified (8-9)	414	169	554	—	12	2,024	—	—	3,173
Total residential real estate	$119,191	$66,652	$22,532	$15,998	$25,038	$107,169	$9,980	$87,225	$453,785

Other
Pass (1-6)	$108,209	$68,806	$22,684	$23,145	$6,924	$13,832	$1,500	$9,166	$254,266
Special Mention (7)	—	—	—	4	—	2,440	—	1	2,445
Classified (8-9)	—	—	10	10	—	16	—	2	38
Total Other	$108,209	$68,806	$22,694	$23,159	$6,924	$16,288	$1,500	$9,169	$256,749

Total loans classified by risk category	$3,086,845	$1,832,001	$1,119,464	$567,058	$460,758	$725,750	$32,695	$1,137,076	$8,961,647
Total loans classified by performing status									55,995
Total loans									$9,017,642

In the tables above, loan originations in 2022 and 2021 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans the Company evaluates credit quality based on the aging status.

	December 31, 2022
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$23,240	$70	$23,310
Real estate:
Commercial - investor owned	18,595	—	18,595
Commercial - owner occupied	29,397	—	29,397
Construction and land development	—	—	—
Residential	743	—	743
Other	6,672	72	6,744
Total	$78,647	$142	$78,789

	December 31, 2021
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,166	$1	$26,167
Real estate:
Commercial - investor owned	1	—	1
Commercial - owner occupied	23,405	—	23,405
Construction and land development	2,690	—	2,690
Residential	267	—	267
Other	3,453	12	3,465
Total	$55,982	$13	$55,995

NOTE 5 - LEASES

The Company has banking and limited-service facilities, data centers, and certain equipment under lease agreements. Most of the leases expire between 2023 and 2028 and include one or more renewal options for up to 5 years. One lease expires in 2030 and another in 2031. All leases are classified as operating leases.

	For the year ended December 31,
($ in thousands)	2022	2021
Operating lease cost	$5,868	$4,877
Short-term lease cost	814	833
Total lease cost	$6,682	$5,710

Payments on operating leases included in the measurement of lease liabilities during the twelve months ended December 31, 2022 and 2021 totaled $5.8 million and $5.2 million, respectively. Right-of-use assets obtained in exchange for lease obligations totaled $9.5 million and $5.7 million during the twelve months ended December 31, 2022 and 2021, respectively. The additions in 2022 were primarily from lease renewals. The additions in 2021 were primarily from the First Choice acquisition. In 2021, an impairment of $1.1 million was recognized on right-of-use assets concurrent with the announced closure of certain leased locations. For further discussion see “Note 7 – Fixed Assets.”

Supplemental balance sheet information related to leases is as follows:

($ in thousands)	December 31, 2022	December 31, 2021
Operating lease right-of-use assets, included in other assets	$17,355	$13,483
Operating lease liabilities, included in other liabilities	18,038	14,865

Operating leases
Weighted average remaining lease term	5 years	4 years
Weighted average discount rate	2.5%	2.0%

Maturities of operating lease liabilities are as follows:

($ in thousands)
Year	Amount
2023	$5,352
2024	4,402
2025	3,096
2026	3,148
2027	1,891
Thereafter	1,182
Total operating lease liabilities, payments	19,071
Less: present value adjustment	1,033
Operating lease liabilities	$18,038

Lessor income was $1.9 million for each of the twelve months ended December 31, 2022, and 2021.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy to fix certain variable cash flows without exchange of the underlying notional amount.

For hedges of the Company’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts and the Company making variable rate payments. In the fourth quarter 2022, the Company executed a cash flow hedge to reduce a portion of variability in cash flows on the Company’s prime based loan portfolio. The interest rate swap has a notional value of $100.0 million, that effectively fixes the interest rate at 6.63% for the notional amount and has a maturity date of January 1, 2028. In January 2023, the Company entered into another hedge on the prime based loan portfolio with a notional value of $50.0 million, that effectively fixes the interest rate at 6.56% for the notional amount and has a maturity date of February 1, 2027.

In addition, the Company executed a prime based interest rate collar in the fourth quarter 2022 with a notional amount of $100.0 million. The collar includes a cap of 8.14% and a floor of 5.25%. This transaction, commonly referred to as a zero cost collar, involves the Company selling an interest rate cap where payments will be made when the index exceeds the cap rate, and the purchase of a floor where payments will be received if the index falls below the floor. The collar matures on October 1, 2029.

Interest rate swaps designated as cash flow hedges of variable rate debt involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements. The Company has executed a series of cash flow hedges to fix the effective interest rate for payments due on $62.0 million of LIBOR-based junior subordinated debentures to a weighted-average-fixed rate of 2.62%. Select terms of the hedges are as follows:

$ in thousands
Notional	Fixed Rate	Maturity Date
$15,465	2.60%	March 15, 2024
$14,433	2.60%	March 30, 2024
$18,558	2.64%	March 15, 2026
$13,506	2.64%	March 17, 2026

For derivatives designated and qualified as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the hedged items. During the next twelve months, the Company estimates an additional $1.5 million will be reclassified as a decrease to interest expense and $1.3 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet.

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Interest rate swaps	$161,962	$61,962	$2,348	$—	$921	$2,911
Interest rate collar	100,000	—	—	—	48	—
Total			$2,348	$—	$969	$2,911

Derivatives not designated as hedging instruments
Interest rate swaps	$687,902	$918,698	$20,610	$12,869	$20,612	$12,883

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$22,958	$—	$22,958	$—	$9,010	$13,948

Liabilities:
Interest rate swaps	$21,533	$—	$21,533	$—	$—	$21,533
Interest rate collar	48	—	48	—	—	48
Securities sold under agreements to repurchase	270,773	—	270,773	—	270,773	—

As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$12,869	$—	$12,869	$1,033	$—	$11,836

Liabilities:
Interest rate swaps	$15,794	$—	$15,794	$1,033	$14,031	$730
Securities sold under agreements to repurchase	331,006	—	331,006	—	331,006	—
As of December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20.7 million. The company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from counterparties on derivatives that were in a net asset position as noted in the tables above.

NOTE 7 - FIXED ASSETS

A summary of fixed assets is as follows:

	December 31,
($ in thousands)	2022	2021
Land	$12,362	$12,849
Buildings and leasehold improvements	50,243	52,012
Furniture, fixtures and equipment	19,569	18,821
	82,174	83,682
Less accumulated depreciation and amortization	39,189	35,767
Total fixed assets	$42,985	$47,915

Depreciation and amortization of fixed assets included in noninterest expense amounted to $5.6 million, $6.1 million, and $6.2 million in 2022, 2021, and 2020, respectively.

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

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The table below presents a summary of goodwill:

($ in thousands)	Years ended December 31,
	2022	2021
Goodwill, beginning of year	$365,164	$260,567
Additions from acquisition	—	104,597
Goodwill, end of year	$365,164	$365,164

The table below presents a summary of intangible assets:

($ in thousands)	Years ended December 31,
	2022	2021
Core deposit intangible, net, beginning of year	$22,286	$23,084
Additions from acquisition	—	4,892
Amortization	(5,367)	(5,690)
Core deposit intangible, net, end of year	$16,919	$22,286

Amortization expense on the core deposit intangibles was $5.4 million for the year ended December 31, 2022 and $5.7 million for each of the years ended December 31, 2021 and 2020. The core deposit intangibles are being amortized over a 10-year period.

The following table reflects the amortization schedule for the core deposit intangible at December 31, 2022.

Year	Core Deposit Intangible ($ in thousands)
2023	$4,601
2024	3,834
2025	3,068
2026	2,301
2027	1,535
After 2027	1,580
$16,919

NOTE 9 - DEPOSITS

Following is a summary of certificates of deposit maturities at December 31, 2022:

($ in thousands)	Brokered	Customer	Total
Less than 1 year	$61,173	$316,364	$377,537
Greater than 1 year and less than 2 years	37,869	72,172	110,041
Greater than 2 years and less than 3 years	19,926	9,408	29,334
Greater than 3 years and less than 4 years	—	7,275	7,275
Greater than 4 years and less than 5 years	—	2,037	2,037
Greater than 5 years	—	4,484	4,484
	$118,968	$411,740	$530,708

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $124.6 million as of December 31, 2022.

At December 31, 2022, deposit accounts of executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director totaled $1.1 million.

The Company is a participant in certain networks that offer deposit placement services on a reciprocal basis that qualify large deposits for FDIC insurance. At December 31, 2022, the Company had $10.6 million of certificates of deposits and $195.1 million of demand deposits in these reciprocal accounts. At December 31, 2022 and 2021, overdraft deposits of $3.2 million and $1.3 million, respectively, were reclassified to loans.

NOTE 10 - SUBORDINATED DEBENTURES AND NOTES

The following table summarizes the Company’s subordinated debentures at December 31:

	Amount		Maturity Date	Initial Call Date (1)	Interest Rate
($ in thousands)	2022	2021
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
JEFFCO Stat Trust I	7,732	7,732	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (2)	4,550	4,496	March 17, 2034	March 17, 2009	Floats @ 3MO LIBOR + 2.75%
Trinity Capital Trust III (2)	5,406	5,339	September 8, 2034	September 8, 2009	Floats @ 3MO LIBOR + 2.70%
Trinity Capital Trust IV	10,310	10,310	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (2)	8,032	7,869	December 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.65%
Total junior subordinated debentures	92,837	92,553
5.75% Fixed-to-floating rate subordinated notes	63,250	63,250	June 1, 2030	June 1, 2025	Fixed @ 5.75% until June 1, 2025, then floats @ Benchmark rate (3 month term SOFR) + 5.66%
Debt issuance costs	(654)	(904)
Total fixed-to-floating rate subordinated notes	62,596	62,346
Total subordinated debentures and notes	$155,433	$154,899

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

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s Consolidated Statements of Income. The Company’s investment of $2.9 million at December 31, 2022, in these trusts is included in other investments in the consolidated balance sheets. The Company has fixed the interest rate on a portion of its junior subordinated debentures through a series of interest rate swaps. For further discussion of the interest rate swaps and the corresponding terms, see “Note 6 – Derivative Financial Instruments.”

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

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans, and certain commercial real estate loans. At December 31, 2022 and 2021, the carrying value of the loans pledged to the FHLB of Des Moines was $1.4 billion. The secured line of credit had availability of approximately $752.1 million at December 31, 2022.

The following table summarizes the Company’s FHLB advances at December 31:

	2022		2021
($ in thousands)	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	$100,000	4.57%	$50,000	1.56%

At December 31, 2022, the Company had advances of $50 million with a one-week maturity and $50 million in overnight funds. In August 2019, the Company entered into agreements totaling $50 million for convertible advances with a weighted average rate of 1.56% and maturity dates in August 2024 that were called during 2022.

NOTE 12 - OTHER BORROWINGS

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

A summary of securities sold under agreements to repurchase is as follows:

	December 31,
($ in thousands)	2022	2021
Securities sold under agreement to repurchase	$270,773	$331,006

Average balance during the year	211,039	225,895
Maximum balance outstanding at any month-end	284,269	331,006
Average interest rate during the year	0.24%	0.10%
Average interest rate at December 31	1.44%	0.06%

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2022, $1.4 billion was available under this line. This line is secured by a pledge of certain eligible loans aggregating $1.6 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2022.

Other Borrowings
The Bank has $36.2 million of borrowings from various entities related to New Market Tax Credit investments. These notes have varying terms that range from 26-31 years. These notes have an interest rate of 1.0% and are generally interest only for the first 7 years.

Revolving Credit Line
In February 2016, the Company entered into a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank. The Revolving Agreement has a one-year term, maturing on February 22, 2023, allows for borrowings up to $25 million, and had an interest rate of one-month LIBOR plus 125 basis points until February 2022. In February 2022, the Revolving Agreement was renewed for a one-year term and the interest rate was amended to one-month Term SOFR plus 136 basis points. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The revolving credit line was not accessed in 2022 or 2021.

Term Loan
In February 2019, the Company entered into a five year, $40.0 million unsecured term loan agreement (the “Term Loan”) with another bank with the proceeds primarily used to fund the company’s cash portion of an acquisition in 2019. The interest rate was one-month LIBOR plus 125 basis points until February 2022. In February 2022, the interest rate on the Term Loan was amended to one-month Term SOFR plus 136 basis points.

A summary of the Term Loan is as follows:

	December 31,
($ in thousands)	2022	2021
Term Loan	$17,143	$22,857

Average balance during the year	20,681	26,427
Maximum balance outstanding at any month-end	22,857	28,571
Weighted average interest rate during the year	2.94%	1.40%
Average interest rate at December 31	5.48%	1.38%

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

NOTE 14 - REGULATORY CAPITAL

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2022 and 2021, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2022 and 2021, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the following table. In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

The capital ratios are presented in the following table:

	December 31, 2022		December 31, 2021
	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.1%	12.1%	11.3%	12.5%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.6%	12.1%	13.0%	12.5%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.2%	13.1%	14.7%	13.5%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.9%	10.5%	9.7%	9.3%	5.0%	4.0%

NOTE 15 - SHAREHOLDERS’ EQUITY AND COMPENSATION PLANS

Shareholders’ Equity

Common Stock
At December 31, 2022 and 2021, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31, 2022	December 31, 2021
Outstanding performance units (maximum issuance)	209,702	169,244
Outstanding RSU’s	269,868	181,657
Outstanding options	222,032	112,927
2018 Stock Incentive Plan	342,157	670,326
Non-Management Director Plan	55,878	73,618
2018 Employee Stock Purchase Plan	515,941	571,064
Total	1,615,578	1,778,836

Common Stock Repurchase Plan
In April 2021, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. As of May 2022, this plan was depleted. In May 2022, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. At December 31, 2022, there were two million shares available for repurchase under the plan.

Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock with a par value of $0.01 with 75,000 shares issued and outstanding at the end of 2022. The Board of Directors has the right to set for each series of preferred stock, subject to the laws of the State of Delaware, the dividend rate, conversion and redemption terms, voting rights and liquidation preferences, among others. In the fourth quarter 2021, the Company issued and sold 3,000,000 depositary shares, each representing 1/40th interest in a share of the Company’s 5% Noncumulative, Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), totaling $72.0 million, net of issuance costs. The depositary shares trade under the ticker “EFSCP”. The Series A Preferred Stock may be redeemed at the Company’s option, subject to prior regulatory approval, in whole or in part on any dividend payment date on or after December 15, 2026 or within 90 days following a regulatory capital event, as defined in the offering documents. If any Series A Preferred Stock are redeemed, a proportionate number of depositary shares will also be redeemed.

Dividends
The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the parent company. The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.

Preferred stock dividends, when and if declared by the board of directors, are payable, quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. If dividends on the Series A Preferred stock have not been declared or paid in six quarterly periods, whether or not consecutive, the number of directors on the board will automatically be increased by two and the holders of the Series A preferred stock will be entitled to vote for the additional directors.

Dividends on the Company’s capital stock are prohibited under the terms of the junior subordinated debenture agreements, see “Note 10 – Subordinated Debentures,” if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock is prohibited. At December 31, 2022, the Company was not in default on any of the junior subordinated debenture issuances or preferred stock.

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2019	$14,977	$4,934	$(2,162)	$17,749
Net change	23,627	(1,910)	(2,346)	19,371
Transfer from available-for-sale to held-to-maturity	(16,284)	16,284	—	—
Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	(17,049)	(3,624)	2,330	(18,343)
Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	(149,623)	(2,696)	3,210	(149,109)
Transfer from available-for-sale to held-to-maturity	(197)	$197	$—	$—
Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income:

	2022			2021			2020
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$(200,030)	$(50,407)	$(149,623)	$(22,701)	$(5,652)	$(17,049)	$31,798	$7,854	$23,944
Reclassification of gain on sale of available-for-sale securities(a)	—	—	—	—	—	—	(421)	(104)	(317)
Reclassification of gain on held-to-maturity securities(b)	(3,605)	(909)	(2,696)	(4,672)	(1,048)	(3,624)	(2,537)	(627)	(1,910)
Change in unrealized gain (loss) on cash flow hedges	3,741	943	2,798	1,533	372	1,161	(7,898)	(1,951)	(5,947)
Reclassification of loss on cash flow hedges(b)	551	139	412	1,543	374	1,169	4,782	1,181	3,601
Total other comprehensive income (loss)	$(199,343)	$(50,234)	$(149,109)	$(24,297)	$(5,954)	$(18,343)	$25,724	$6,353	$19,371

(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Income.
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Income, except for a $3.2 million termination fee in 2020 recognized in noninterest expense.

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

The total excess income tax benefit (expense) for share-based compensation arrangements was $0.1 million, $(0.1) million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, there was $13.9 million of total unrecognized compensation cost related to unvested share-based compensation awards. The cost is expected to be recognized over a weighted-average term of 2 years.

The following table summarizes share-based compensation expense:

($ in thousands)	2022	2021	2020
Performance stock units	$2,391	$1,777	$1,097
Restricted stock units	4,156	3,109	2,613
Stock options	916	396	—
Employee stock purchase plan	543	735	468
Total share-based compensation expense	$8,006	$6,017	$4,178

Performance Units
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a three-year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at a minimum of the target level. The amount of the awards is determined at the end of the three-year vesting and performance period. The fair value of performance units vesting in 2022, 2021, and 2020 were $0.5 million, $0.9 million, and $2.8 million, respectively.

Information related to the outstanding grants at December 31, 2022 is shown below:

($ in thousands)	2020 - 2022 Cycle	2021 - 2023 Cycle	2022 - 2024 Cycle
Shares issuable at target	24,674	38,412	41,765
Maximum shares issuable	49,348	76,824	83,530
Unrecognized compensation cost	$42	$981	$2,301
Weighted average grant date fair value	$38.09	$47.16	$51.91

Maximum Shares Issuable
Outstanding at December 31, 2021	169,244
Granted	86,978
Vested (issued 11,275 shares)	(39,152)
Forfeited	(7,368)
Outstanding at December 31, 2022	209,702

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

Various information related to the RSUs is shown below.

($ in thousands)	2022	2021	2020
Total fair value at vesting date	$3,888	$2,855	$1,702
Unrecognized compensation cost	8,507	4,622	3,899
Expected years to recognize unearned compensation	2.0 years	1.9 years	1.9 years
Weighted average grant date fair value	$47.96	$44.01	$39.63

A summary of the status of the Company’s RSU awards as of December 31, 2022 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	181,657	$42.71
Granted	180,400	47.96
Vested	(79,617)	43.02
Forfeited	(12,572)	34.99
Outstanding at December 31, 2022	269,868	$46.49

Stock Options
In determining compensation cost for stock options, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. The model utilizes several assumptions in its calculations. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant. The expected term of options granted is based on the option's vesting schedule and expected exercise patterns and represent the period of time options granted are expected to be outstanding. The expected volatility is based on the historical volatility of the Company's stock and expected term of the option. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company's stock price.

The following weighted average assumptions were used for grants issued during the year ended December 31, 2022.

Weighted Average
Risk Free Interest Rate	1.95%
Expected Dividend Yield	1.74%
Expected Volatility	34.54%
Expected Term (years)	6.2

Non-qualified stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years.

Following is a summary of stock option activity for 2022.

($ in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	112,927	$43.80
Granted	120,707	48.24
Exercised	(1,445)	43.81
Forfeited	(10,157)	45.81
Outstanding at December 31, 2022	222,032	$46.12	8.7 years
Exercisable at December 31, 2022	18,196	$43.80	8.2 years

The intrinsic value of options exercised totaled $0.1 million in 2022. There were no options exercised in 2021 or 2020.

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) provides its eligible employees with an opportunity to purchase common stock through accumulated payroll contributions. The ESPP provides for shares to be purchased at 85% of the lesser of the stock price at the enrollment date or the exercise date. The maximum number of shares of common stock available for sale under the ESPP is 750,000. In 2022, 2021, and 2020, employees purchased 55,123, 64,826, and 58,195 shares, respectively, and there are 515,941 remaining shares available under the ESPP at December 31, 2022.

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 200,000 shares of common stock to non-management directors as compensation. At December 31, 2022, there were 35,909 shares of stock available for grant under the Stock Plan for Non-Management Directors, exclusive of 19,969 shares to be issued upon deferral release.

Various information related to the Director Plan is shown below.

	2022	2021	2020
Shares granted	23,343	12,998	15,901
Weighted average grant date fair value	$42.17	$46.05	$30.28

401(k) Plan
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21 and matches 100% of the first 6% of employee contributions. The amount charged to expense for the Company’s contributions to the plan was $5.8 million, $4.9 million and $3.8 million for 2022, 2021, and 2020, respectively.

Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan that permits certain executives to participate and defer up to 25% of their base salary and/or up to 100% of their eligible bonus for a plan year. Participants make an irrevocable election when they elect to participate for a plan year to receive the vested account balance following their retirement date, or at a future date not less than five years after the beginning of the plan year. At December 31, 2022, the Company had a liability of $3.5 million related to the deferred compensation plan.

NOTE 16 - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

	Year ended December 31,
($ in thousands)	2022	2021	2020
Current:
Federal	$42,718	$29,835	$25,132
State and local	11,505	5,198	5,009
Total current	54,223	35,033	30,141
Deferred:
Federal	1,853	870	(10,651)
State and local	341	(325)	(1,927)
Total deferred	2,194	545	(12,578)
Total income tax expense	$56,417	$35,578	$17,563

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate to income before income taxes reflected in the Consolidated Statements of Income is as follows:

	Year ended December 31,
($ in thousands)	2022	2021	2020
Income tax expense at statutory rate	$54,487	$35,413	$19,309
Increase (reduction) in income tax resulting from:
Tax-exempt interest income, net	(4,351)	(3,198)	(2,010)
State and local income taxes, net	9,767	4,936	3,254
Bank-owned life insurance	(545)	(713)	(778)
Non-deductible expenses	926	1,090	637
Tax benefit of low-income housing tax credit ("LIHTC") investments, net	(195)	(132)	(444)
Excess tax benefits	(68)	146	(175)
Federal tax credits	(3,661)	(1,136)	(1,327)
Non-taxable donation to charitable foundation	—	(263)	—
Other, net	57	(565)	(903)
Total income tax expense	$56,417	$35,578	$17,563

The net amount recognized as a component of tax expense for tax credits, other tax benefits, and amortization from LIHTC investments recognized per the table above was $0.2 million, $0.1 million and $0.4 million for the years ended December 31, 2022, 2021, and 2020 respectively. As of December 31, 2022 and 2021, the carrying value of the investments related to low-income housing tax credits was $7.3 million and $7.6 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments.

A net deferred income tax asset of $89.0 million and $40.9 million is included in other assets in the consolidated balance sheets at December 31, 2022 and 2021, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Year ended December 31,
($ in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$34,507	$36,550
Loans held-for-sale	5,917	6,971
Other real estate	179	305
Deferred compensation	3,527	2,704
Accrued compensation	6,294	5,881
Unrealized losses on securities, net	44,094	—
Net operating losses and tax credits	5,829	6,061
Lease liability accrual	4,545	3,747
Other investments	4,293	3,169
Other deferred tax assets	6,463	5,594
Total deferred tax assets	115,648	70,982

Deferred tax liabilities:
Acquired loans	2,212	1,709
Unrealized gains on securities, net	—	6,171
Intangible assets	8,676	8,789
Right of use asset	4,374	3,670
Other investments	7,530	5,646
Other deferred tax liabilities	1,065	1,277
Total deferred tax liabilities	23,857	27,262
Net deferred tax asset before valuation allowance	91,791	43,720
Less: valuation allowance	2,830	2,830
Net deferred tax asset	$88,961	$40,890

As part of an acquisition in 2019, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. Net operating losses originated in the years 2012, 2014-2017, and 2019 and will expire in the years between 2032-2037. Tax credit carryforwards originated in years 2010-2015 and will expire in the years between 2030-2035.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The company determined it was more likely than not that some of the acquired note operating loss and tax credit assets would not be realized and has recognized a valuation allowance of $2.8 million at both December 31, 2022 and 2021, respectively.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in thirty-one states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2017, with the exception of 2016 being an open year by one state taxing authority. Net operating losses generated prior to 2016 that are utilized going forward would still be subject to examination.

As of December 31, 2022, the gross amount of unrecognized tax benefits was $2.7 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.2 million. As of December 31, 2021 and 2020, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.5 million and $3.1 million, respectively. The Company believes it is reasonably possible the gross amount of unrecognized benefits will be reduced by approximately $0.4 million as a result of a lapse of statute of limitations in the next 12 months. The Company is under audit by the state of Missouri, and while the Company has concluded it has adequately provided for uncertain tax positions, the outcome of such audits are always uncertain and could result in additional tax expense, though immaterial.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amount accrued for interest and penalties was $0.6 million as of December 31, 2022, $0.5 million for 2021, and $0.9 million for 2020.

The activity in the gross liability for unrecognized tax benefits was as follows:

($ in thousands)	2022	2021	2020
Balance at beginning of year	$2,697	$3,157	$1,497
Additions based on tax positions related to the current year	683	563	395
Additions for tax positions of prior years	47	436	1,556
Settlements for tax positions of prior years	(82)	(1,289)	—
Settlements or lapse of statute of limitations	(621)	(170)	(291)
Balance at end of year	$2,724	$2,697	$3,157

NOTE 17 - COMMITMENTS

Long-term Lease Commitments
See “Note 5 – Leases” in this report for information regarding the Company’s long-term lease commitments.

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

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2022, and December 31, 2021, are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Commitments to extend credit	$3,113,966	$2,481,173
Letters of credit	68,544	77,314
Tax credits	4,075	18,118
Limited partnership commitments	35,090	21,553

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2022 and December 31, 2021. Other liabilities include approximately $12.1 million for an allowance for credit losses attributable to unadvanced commitments at December 31, 2022.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at

December 31, 2022, and December 31, 2021, $246.5 million and $238.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from one month to 11 years at December 31, 2022.

The Company also has off-balance sheet commitments for purchases of tax credits and commitments for various capital raises for limited partnership investments.

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2022
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$237,785	$—	$237,785
Obligations of states and political subdivisions	—	417,444	—	417,444
Residential mortgage-backed securities	—	659,404	—	659,404
Corporate debt securities	—	12,640	—	12,640
U.S. Treasury Bills	—	208,534	—	208,534
Total securities available-for-sale	—	1,535,807	—	1,535,807
Other investments	—	2,667	—	2,667
Derivative financial instruments	—	22,958	—	22,958
Total assets	$—	$1,561,432	$—	$1,561,432

Liabilities
Derivative financial instruments	$—	$21,581	$—	$21,581
Total liabilities	$—	$21,581	$—	$21,581

	December 31, 2021
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$173,511	$—	$173,511
Obligations of states and political subdivisions	—	575,084	—	575,084
Residential mortgage-backed securities	—	513,859	—	513,859
Corporate debt securities	—	12,382	—	12,382
U.S. Treasury Bills	—	91,170	—	91,170
Total securities available-for-sale	—	1,366,006	—	1,366,006
Other investments	—	3,012	—	3,012
Derivative financial instruments	—	12,869	—	12,869
Total assets	$—	$1,381,887	$—	$1,381,887

Liabilities
Derivative financial instruments	$—	$15,794	$—	$15,794
Total liabilities	$—	$15,794	$—	$15,794

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

•Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third-party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets. Changes in the fair value of client-related derivative instruments are recognized through net income. For the years ended December 31, 2022 and 2021, the gains and losses substantially offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

Fair value on a non-recurring basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

•Individually-evaluated loans. On a quarterly basis, fair value adjustments are recorded as necessary on loans that no longer exhibit risk characteristics similar to other loans to account for (1) partial write-downs based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. In addition, the Company may adjust the valuations based on other relevant market conditions or information. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent loans are classified in Level 3 of the valuation hierarchy. Fair value estimates on individually-evaluated loans utilizing a discounted cash flow approach are also classified as Level 3.

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

The following tables present financial instruments and non-financial assets measured at fair value on a non-recurring basis.

	December 31, 2022
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate	269	—	—	269
Loan servicing asset	1,027		$1,027	$—
Total	$1,296	$—	$1,027	$269

	December 31, 2021
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,406	$—	$—	$6,406
Other real estate	632	—	—	632
Loan servicing asset	3,146		3,146	—
Total	$10,184	$—	$3,146	$7,038
(1) The amounts represent balances measured at fair value during the period and still held as of the reporting date.

Carrying amount and fair value at December 31, 2022 and 2021
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2022 and 2021. This summary excludes certain financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis disclosed above. Financial instruments for which carrying values approximate fair value include cash and due from banks, federal funds sold, interest bearing deposits, accrued interest receivable/payable, demand, savings and money market deposits.

	December 31, 2022			December 31, 2021
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity	$709,915	$628,517	Level 2	$429,681	$434,672	Level 2
Other investments	61,123	61,123	Level 2	56,884	56,884	Level 2
Loans held-for-sale	1,228	1,228	Level 2	6,389	6,389	Level 2
Loans, net	9,600,206	9,328,844	Level 3	8,872,601	8,869,891	Level 3
State tax credits, held-for-sale	27,700	28,880	Level 3	27,994	30,686	Level 3
Servicing asset	3,648	3,905	Level 2	6,714	6,714	Level 2

Balance sheet liabilities
Certificates of deposit	$530,708	$512,229	Level 3	$608,293	$606,177	Level 3
Subordinated debentures and notes	155,433	152,679	Level 2	154,899	155,972	Level 2
FHLB advances	100,000	100,004	Level 2	50,000	51,527	Level 2
Other borrowings	324,119	324,119	Level 2	353,863	353,863	Level 2

Limitations
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using experience and other factors, including the current economic environment. Such estimates and assumptions are adjusted when facts and circumstances dictate. Changing real estate values, illiquid credit markets, volatile equity markets, and changes in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, these estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument at one time. Fair value estimates are based on existing on-balance and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
($ in thousands)	2022	2021
Assets
Cash	$99,018	$94,760
Investment in Bank	1,553,657	1,568,796
Investment in nonbank subsidiaries	16,476	14,302
Other assets	30,312	33,847
Total assets	$1,699,463	$1,711,705

Liabilities and Shareholders’ Equity
Subordinated debentures and notes	$155,433	$154,899
Notes payable	17,143	22,857
Accounts payable and other liabilities	4,624	4,833
Shareholders' equity	1,522,263	1,529,116
Total liabilities and shareholders' equity	$1,699,463	$1,711,705

Condensed Statements of Income

	Year ended December 31,
($ in thousands)	2022	2021	2020
Income:
Dividends from Bank	$75,000	$95,000	$37,000
Dividends from nonbank subsidiaries	1,700	2,000	1,400
Other	1,086	3,600	483
Total income	77,786	100,600	38,883

Expenses:
Interest expense	9,825	11,406	10,590
Other expenses	8,580	11,037	6,946
Total expenses	18,405	22,443	17,536

Income before taxes and equity in undistributed earnings of subsidiaries	59,381	78,157	21,347

Income tax benefit	3,585	3,710	3,448

Net income before equity in undistributed earnings of subsidiaries	62,966	81,867	24,795

Equity in undistributed earnings of subsidiaries	140,077	51,188	49,589
Net income	$203,043	$133,055	$74,384

Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$203,043	$133,055	$74,384
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	8,006	6,017	4,178
Net income of subsidiaries	(216,777)	(148,188)	(87,989)
Dividends from subsidiaries	76,700	97,000	38,400
Other, net	6,102	(16)	3,588
Net cash provided by operating activities	77,074	87,868	32,561

Cash flows from investing activities:
Proceeds (cash paid) for acquisitions, net of cash acquired	—	2,346	(1,243)
Purchases of other investments	(2,187)	(2,204)	(1,166)
Proceeds from distributions on other investments	3,878	2,656	765
Net cash provided by (used in) investing activities	1,691	2,798	(1,644)

Cash flows from financing activities:
Proceeds from issuance of subordinated notes	—	—	61,953
Payments for the redemption of subordinated notes	—	(50,000)	—
Repayment of long-term debt	(5,714)	(7,143)	(4,286)
Dividends paid on common stock	(33,602)	(26,153)	(19,795)
Payments for the repurchase of common stock	(32,923)	(60,589)	(15,347)
Proceeds from issuance of preferred stock	—	71,988	—
Dividends paid on preferred stock	(4,041)	—	—
Other	1,773	516	78
Net cash provided by (used in) financing activities	(74,507)	(71,381)	22,603

Net increase in cash and cash equivalents	4,258	19,285	53,520
Cash and cash equivalents, beginning of year	94,760	75,475	21,955
Cash and cash equivalents, end of year	$99,018	$94,760	$75,475

Supplemental disclosures of cash flow information:
Noncash transactions:
Common shares issued in connection with acquisitions	$—	$343,650	$167,035

NOTE 20 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components that primarily exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Year ended December 31,
($ in thousands)	2022	2021	2020
Other income:
Community development fees	$5,304	$5,491	$3,353
Bank-owned life insurance	3,324	2,938	3,194
Other income	8,089	13,719	10,415
Total other noninterest income	$16,717	$22,148	$16,962

Other expense:
Amortization of intangibles	$5,367	$5,691	$5,673
Banking expenses	7,212	6,123	4,921
Deposit costs	31,082	14,211	1,410
FDIC and other insurance	7,098	5,789	3,897
Loan, legal expenses	6,943	7,130	4,003
Outside services	5,399	4,992	4,961
Other expenses	25,854	18,739	19,385
Total other noninterest expenses	$88,955	$62,675	$44,250

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2022.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.

Governance:
The Company has adopted a Code of Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.enterprisebank.com.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2022.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	721,571	$46.12	894,007
Equity compensation plans not approved by security holders	—	—	—
Total	721,571	$46.12	894,007

(a)  Includes the following:
•269,868 shares of common stock to be issued upon vesting of outstanding restricted stock units under the 2018 Stock Incentive Plan;
•209,702 shares of common stock to be issued upon vesting of outstanding performance units under the 2018 Stock Incentive Plan;
•222,032 shares of common stock to be issued upon exercise of outstanding non-qualified stock options; and
•19,969 shares of common stock to be issued upon deferral release of common stock under the Non-Management Director Stock Plan.

(b) Includes the following:
•price only applicable to the outstanding non-qualified stock options.

(c)  Includes the following:
•342,157 shares of common stock available for issuance under the 2018 Stock Incentive Plan;
•35,909 shares of common stock available for issuance under the Non-Management Director Stock Plan; and
•515,941 shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan.

Additional information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

    3. Exhibits

    No.        Description

2.1    Agreement and Plan of Merger, dated August 20, 2020 by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, Seacoast Commerce Banc Holdings and Seacoast Commerce Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2020 (File No. 001-15373)).

2.2    Agreement and Plan of Merger, dated April 26, 2021 by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, First Choice Bancorp and First Choice Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 20210 (File No. 001-15373)).

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

4.1+    Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 10-K filed on February 25, 2022 (File No. 001-15373)).

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

10.1.3*    Executive Employment Agreement dated effective January 1, 2005 by and between Enterprise Financial Services Corp and Scott R. Goodman, amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 15, 2013 (File 001-15373)), and amended by that Second Amendment of Executive Employment Agreement dated October 11, 2013 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 17, 2014 (File 001-15373)).

10.1.4*    Amended and Restated Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Douglas N. Bauche (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)).

10.1.5*    Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Nicole M. Iannacone (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)).

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

10.1.8*    Enterprise Financial Services Corp Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant’s Proxy Statement on Schedule 14-A filed on March 7, 2006, as amended on Schedule 14A filed on April 23, 2012 (File No. 001-15373), and as amended on Schedule 14A filed on April 17, 2019 (File No. 001-15373)).

10.1.9*+    Enterprise Financial Services Corp 2023 Annual Incentive Plan.

10.1.10*    Enterprise Financial Services Corp Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018 (File No. 001-15373)).

10.1.11*    Enterprise Financial Services Corp 2018 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018 (File No. 001-15373)).

10.1.12*    Form of Enterprise Financial Services Corp LTIP Grant Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 001-15373)).

10.1.13*    Form of Enterprise Financial Services Corp Stock Option Award Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1.14 to Registrant’s Annual Report on Form 10-K filed on February 19, 2021 (File No. 001-15373)).

10.1.14*    Enterprise Financial Services Corp Amendment to the Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Schedule 14A, filed on March 17, 2021 (File No. 001-15373)).

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

31.1+    Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2+    Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1+    Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2+    Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101+    Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (vi) Notes to Consolidated Financial Statements.

104+    The cover page of Enterprise Financial Services Corp’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.
+ Filed herewith

(b)     The exhibits not incorporated by reference herein are filed herewith.

(c)     The financial statement schedules are either included in the Notes to Consolidated Financial Statements or omitted if inapplicable.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2023.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

Signatures	Title
/s/ James B. Lally	Chief Executive Officer and Director (Principal Executive Officer)
James B. Lally

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Troy R. Dumlao	Chief Accounting Officer (Principal Accounting Officer)
Troy R. Dumlao

/s/ John S. Eulich*
John S. Eulich	Chairman of the Board of Directors

/s/ Lyne B. Andrich*
Lyne B. Andrich	Director

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Peter H. Hui*
Peter H. Hui	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ Marcela Manjarrez*
Marcela Manjarrez	Director

/s/ Stephen P. Marsh*
Stephen P. Marsh	Director

/s/ Daniel A. Rodrigues*
Daniel A. Rodrigues	Director

/s/ Richard M. Sanborn*
Richard M. Sanborn	Director

/s/ Eloise E. Schmitz*
Eloise E. Schmitz	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

/s/ Lina A. Young*
Lina A. Young	Director
*By: /s/ Keene S. Turner
Keene S. Turner
Attorney-In-Fact
February 24, 2023