Form 10-Q
period 2023-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2023-04-28
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023.

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

As of April 26, 2023, the Registrant had 37,312,368 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	LIBOR	London Interbank Offered Rate
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CDFI	Community Development Financial Institution	PPP	Paycheck Protection Program
CECL	Current Expected Credit Loss	SBA	Small Business Administration
Company	Enterprise Financial Services Corp	SBIC	Small Business Investment Company
CRE	Commercial Real Estate	SEC	Securities and Exchange Commission
EFSC	Enterprise Financial Services Corp	SOFR	Secured Overnight Financing Rate
Enterprise	Enterprise Financial Services Corp

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$210,813	$229,580
Federal funds sold	2,749	1,753
Interest-earning deposits	71,521	60,026
Total cash and cash equivalents	285,083	291,359
Interest-earning deposits greater than 90 days	6,971	8,029
Securities available-for-sale	1,555,109	1,535,807
Securities held-to-maturity, net	720,694	709,915
Loans held-for-sale	261	1,228
Loans	10,011,918	9,737,138
Allowance for credit losses on loans	(138,295)	(136,932)
Total loans, net	9,873,623	9,600,206
Other investments	62,943	63,790
Fixed assets, net	42,340	42,985
Goodwill	365,164	365,164
Intangible assets, net	15,680	16,919
Other assets	398,114	418,770
Total assets	$13,325,982	$13,054,172

Liabilities and Shareholders' Equity
Noninterest-bearing demand accounts	$4,192,523	$4,642,732
Interest-bearing demand accounts	2,395,901	2,256,295
Money market accounts	2,959,868	2,655,159
Savings accounts	712,671	744,256
Certificates of deposit:
Brokered	369,505	118,968
Other	524,168	411,740
Total deposits	11,154,636	10,829,150
Subordinated debentures and notes	155,569	155,433
FHLB advances	100,000	100,000
Other borrowings	213,489	324,119
Other liabilities	109,468	123,207
Total liabilities	$11,733,162	$11,531,909

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,310,770 shares issued and outstanding and 37,253,292 shares issued, respectively	373	373
Additional paid in capital	984,281	982,660
Retained earnings	642,153	597,574
Accumulated other comprehensive loss	(105,975)	(130,332)
Total shareholders' equity	1,592,820	1,522,263
Total liabilities and shareholders' equity	$13,325,982	$13,054,172
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Interest income:
Loans	$152,606	$96,123
Debt securities:
Taxable	9,286	5,351
Nontaxable	5,597	3,942
Interest-earning deposits	1,195	817
Dividends on equity securities	349	348
Total interest income	169,033	106,581
Interest expense:
Deposits	24,661	2,859
Subordinated debentures and notes	2,409	2,220
FHLB advances	1,332	195
Other borrowings	1,102	142
Total interest expense	29,504	5,416
Net interest income	139,529	101,165
Provision (benefit) for credit losses	4,183	(4,068)
Net interest income after provision (benefit) for credit losses	135,346	105,233
Noninterest income:
Deposit service charges	4,128	4,163
Wealth management revenue	2,516	2,622
Card services revenue	2,338	3,040
Tax credit income	1,813	2,608
Other income	6,103	6,208
Total noninterest income	16,898	18,641
Noninterest expense:
Employee compensation and benefits	42,503	35,827
Occupancy	4,061	4,586
Data processing	3,710	3,260
Professional fees	1,631	1,177
Other expense	29,078	17,950
Total noninterest expense	80,983	62,800

Income before income tax expense	71,261	61,074
Income tax expense	15,523	13,381
Net income	$55,738	$47,693
Dividends on preferred stock	938	1,229
Net income available to common shareholders	$54,800	$46,464

Earnings per common share
Basic	$1.47	$1.23
Diluted	1.46	1.23
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$55,738	$47,693
Other comprehensive income (loss), after-tax:
Change in unrealized gain (loss) on available-for-sale securities	23,978	(79,353)
Reclassification adjustment for realized gain on sale of available-for-sale debt securities	(285)	—
Reclassification of gain on held-to-maturity securities	(638)	(704)
Change in unrealized gain on cash flow hedges	1,275	1,751
Reclassification of loss on cash flow hedges	27	269
Total other comprehensive income (loss), after-tax	24,357	(78,037)
Comprehensive income (loss)	$80,095	$(30,344)

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2023
	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	75	$71,988	37,253	$373	$982,660	$597,574	$(130,332)	$1,522,263
Net income	—	—	—	—	—	55,738	—	55,738
Other comprehensive income	—	—	—	—	—	—	24,357	24,357
Common stock dividends ($0.25 per share)	—	—	—	—	—	(9,328)	—	(9,328)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Issuance under equity compensation plans, net	—	—	58	—	(848)	(893)	—	(1,741)
Share-based compensation	—	—	—	—	2,469	—	—	2,469
Balance at March 31, 2023	75	$71,988	37,311	$373	$984,281	$642,153	$(105,975)	$1,592,820

Three months ended March 30, 2022
	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	75	$71,988	37,819	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income	—	—	—	—	—	—	47,693	—	47,693
Other comprehensive loss	—	—	—	—	—	—	—	(78,037)	(78,037)
Cash dividends paid on common shares ($0.21 per share)	—	—	—	—	—	—	(7,915)	—	(7,915)
Cash dividends paid on preferred shares ($16.389 per share)	—	—		—	—	—	(1,229)	—	(1,229)
Repurchase of common stock	—	—	(351)	(4)	—	(9,457)	(7,513)	—	(16,974)
Issuance under equity compensation plans, net	—	—	48	1	—	(582)	(582)	—	(1,163)
Share-based compensation	—	—	—	—	—	1,686	—	—	1,686
Balance at March 31, 2022	75	$71,988	37,516	$395	$(73,528)	$1,010,446	$523,136	$(59,260)	$1,473,177
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands, except share data)	2023	2022
Cash flows from operating activities:
Net income	$55,738	$47,693
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,274	1,472
Provision (benefit) for credit losses	4,183	(4,068)
Deferred income taxes	2,517	5,248
Net amortization of discount/premiums on debt securities	1,070	1,625
Net amortization on loan discount/premiums	1,606	429
Amortization of intangible assets	1,239	1,429
Amortization of servicing assets	493	648
Mortgage loans originated-for-sale	(2,918)	(27,811)
Proceeds from mortgage loans sold	3,884	29,636
Gain on:
Sale of investment securities	(381)	—
Sale of SBA loans	(501)	—
Sale of other real estate	(90)	(19)
Sale of state tax credits	(91)	(9)
Share-based compensation	2,469	1,686
Net change in other assets and liabilities	(1,316)	(8,076)
Net cash provided by operating activities	69,176	49,883
Cash flows from investing activities:
Net increase in loans	(285,158)	(39,536)
Proceeds received from:
Sale of debt securities, available-for-sale	28,741	—
Paydown or maturity of debt securities, available-for-sale	65,725	63,506
Paydown or maturity of debt securities, held-to-maturity	2,037	5,097
Redemption of other investments	41,109	1,248
Sale of SBA loans	9,502	—
Sale of state tax credits held for sale	504	261
Sale of other real estate	360	1,419
Sale of fixed assets	43	—
Settlement of bank-owned life insurance policies	—	534
Payments for the purchase of:
Available-for-sale debt securities	(86,737)	(313,875)
Held-to-maturity debt securities	(14,602)	(1,120)
Other investments	(39,123)	(8,154)
State tax credits held for sale	(21)	(7,212)
Fixed assets	(681)	(457)
Net cash used in investing activities	(278,301)	(298,289)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(450,209)	302,607
Net increase in interest-bearing deposit accounts	775,695	57,729
Repayments of notes payable	(1,429)	(1,429)
Net decrease in other borrowings	(109,201)	(123,589)
Repurchase of common stock	—	(16,974)
Cash dividends paid on common stock	(9,328)	(7,915)
Cash dividends paid on preferred stock	(938)	(1,229)
Other	(1,741)	(1,163)
Net cash provided by financing activities	202,849	208,037
Net decrease in cash and cash equivalents	(6,276)	(40,369)
Cash and cash equivalents, beginning of period	291,359	2,021,689
Cash and cash equivalents, end of period	$285,083	$1,981,320
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,486	$4,725
Income taxes	—	979
Noncash investing and financing transactions:
Right-of-use assets obtained in exchange for lease obligations	564	4,178
Transfer of securities from available-for-sale to held-to-maturity	—	116,927

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by Enterprise Financial Services Corp in the preparation of the condensed consolidated financial statements are summarized below:

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico through its banking subsidiary, Enterprise Bank & Trust.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments–Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 was issued in March 2022 and eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross charge-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

FASB ASU 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). ASU 2021-01 was issued in January 2021 and provides optional expedients and exceptions in ASC 848 to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, where an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update were effective immediately upon issuance and did not have a material effect on the consolidated financial statements. In December 2022, ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset date of Topic 848 was issued, which extends the sunset date from December 31, 2022 to December 31, 2024.

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

FASB ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 was issued in March 2023 to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, instead of only low-income-housing tax credit (“LIHTC”) structures. This amendment also eliminates certain LIHTC-specific guidance aligning the accounting with other equity investments in tax credit structures. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is evaluating the accounting and disclosure requirements of ASU 2023-02 and does not expect them to have a material effect on the consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Net income available to common shareholders	$54,800	$46,464

Weighted average common shares outstanding	37,305	37,788
Additional dilutive common stock equivalents	182	70
Weighted average diluted common shares outstanding	37,487	37,858

Basic earnings per common share:	$1.47	$1.23
Diluted earnings per common share:	1.46	1.23

For the three months ended March 31, 2023 and 2022, common stock equivalents of approximately 311,000 and 276,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$289,560	$95	$(23,950)	$265,705
Obligations of states and political subdivisions	503,883	53	(73,243)	430,693
Agency mortgage-backed securities	710,642	557	(60,748)	650,451
U.S. Treasury bills	203,596	22	(3,515)	200,103
Corporate debt securities	9,000	—	(843)	8,157
Total securities available for sale	$1,716,681	$727	$(162,299)	$1,555,109
Held-to-maturity securities:
Obligations of states and political subdivisions	$541,345	$5,133	$(54,232)	$492,246
Agency mortgage-backed securities	55,897	—	(5,566)	50,331
Corporate debt securities	124,324	176	(10,524)	113,976
Total securities held-to-maturity	$721,566	$5,309	$(70,322)	$656,553
Allowance for credit losses	(872)
Total securities held-to-maturity, net	$720,694

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$266,090	$—	$(28,305)	$237,785
Obligations of states and political subdivisions	507,842	27	(90,425)	417,444
Agency mortgage-backed securities	727,931	453	(68,980)	659,404
U.S. Treasury Bills	213,441	1	(4,908)	208,534
Corporate debt securities	13,750	—	(1,110)	12,640
Total securities available for sale	$1,729,054	$481	$(193,728)	$1,535,807
Held-to-maturity securities:
Obligations of states and political subdivisions	$529,012	$2,321	$(65,347)	$465,986
Agency mortgage-backed securities	57,018	—	(6,416)	50,602
Corporate debt securities	124,620	163	(12,854)	111,929
Total securities held to maturity	$710,650	$2,484	$(84,617)	$628,517
Allowance for credit losses	(735)
Total securities held-to-maturity, net	$709,915

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $16.8 million and $17.6 million at March 31, 2023 and December 31, 2022, respectively. Such amounts are amortized over the remaining life of the securities.

At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $1.8 billion and $734.5 million at March 31, 2023 and December 31, 2022, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 6 years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$97,485	$97,369	$720	$720
Due after one year through five years	370,543	347,074	50,396	47,082
Due after five years through ten years	70,480	64,238	187,914	177,985
Due after ten years	467,531	395,977	426,639	380,435
Agency mortgage-backed securities	710,642	650,451	55,897	50,331
	$1,716,681	$1,555,109	$721,566	$656,553

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	March 31, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$31,351	$671	$224,294	$23,279	$255,645	$23,950
Obligations of states and political subdivisions	1,954	165	424,582	73,078	426,536	73,243
Agency mortgage-backed securities	198,052	6,861	407,782	53,887	605,834	60,748
U.S. Treasury bills	150,570	2,153	23,795	1,362	174,365	3,515
Corporate debt securities	3,664	336	4,243	507	7,907	843
	$385,591	$10,186	$1,084,696	$152,113	$1,470,287	$162,299

	December 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$73,738	$6,249	$163,047	$22,056	$236,785	$28,305
Obligations of states and political subdivisions	103,179	13,501	311,634	76,924	414,813	90,425
Agency mortgage-backed securities	334,431	20,038	281,321	48,942	615,752	68,980
U.S. Treasury bills	198,688	4,908	—	—	198,688	4,908
Corporate debt securities	12,640	1,110	—	—	12,640	1,110
	$722,676	$45,806	$756,002	$147,922	$1,478,678	$193,728

The unrealized losses at both March 31, 2023 and December 31, 2022 were attributable primarily to changes in market interest rates after the securities were purchased. In March 2023, the Company established an allowance for credit losses on available-for-sale investment securities through a provision for credit losses of $4.8 million and subsequently charged-off $4.8 million. The charge-off related to the impairment of a debt security from a bank that failed in 2023. At each of March 31, 2023 and December 31, 2022, the Company had no allowance recorded on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $6.6 million and $5.8 million at March 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.9 million at March 31, 2023 and $0.7 million at December 31, 2022.

The Company sold $28.4 million of available-for-sale securities in January 2023 for a gain of $0.4 million. There were no sales of available-for-sale investment securities during the three months ended March 31, 2022.

Other Investments

At March 31, 2023 and December 31, 2022, other investments totaled $62.9 million and $63.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $14.0 million at both March 31, 2023 and December 31, 2022 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in SBICs, CDFIs, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

(in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$4,032,189	$3,859,964
Real estate:
Commercial - investor owned	2,418,079	2,357,820
Commercial - owner occupied	2,281,223	2,270,551
Construction and land development	663,264	611,565
Residential	364,059	395,537
Total real estate loans	5,726,625	5,635,473
Other	260,001	248,990
Loans, before unearned loan fees	10,018,815	9,744,427
Unearned loan fees, net	(6,897)	(7,289)
Loans, including unearned loan fees	$10,011,918	$9,737,138

The loan balance at March 31, 2023 and December 31, 2022, includes a net premium on acquired loans of $10.3 million and $11.9 million, respectively. At March 31, 2023 and December 31, 2022, loans of $3.4 billion and $2.8 billion, respectively, were pledged to FHLB and the Federal Reserve Bank.

Accrued interest receivable totaled $44.7 million and $48.1 million at March 31, 2023 and December 31, 2022, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

SBA 7(a) guaranteed loans sold during the three months ended March 31, 2023 totaled $8.8 million, resulting in a gain on sale of $0.5 million. There were no SBA loan sales during the same period in 2022.

A summary of the activity in the ACL on loans by category for the three months ended March 31, 2023 and 2022 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2022	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	5,083	222	(440)	(2,578)	(1,151)	(37)	1,099
Charge-offs	(707)	(170)	—	(9)	(102)	(192)	(1,180)
Recoveries	938	23	16	32	322	113	1,444
Balance at March 31, 2023	$59,149	$36,266	$22,328	$8,889	$6,997	$4,666	$138,295

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2021	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision (benefit) for credit losses	(1,481)	121	(582)	(1,574)	(456)	(336)	(4,308)
Charge-offs	(2,159)	—	(180)	—	(887)	(86)	(3,312)
Recoveries	790	196	240	21	525	19	1,791
Balance at March 31, 2022	$60,975	$36,194	$17,038	$12,983	$7,109	$4,913	$139,212

The ACL on sponsor finance loans, which is included in the categories above, represented $21.0 million and $16.1 million, respectively, as of March 31, 2023 and December 31, 2022.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $14.2 million to the ACL over the baseline model at March 31, 2023. These forecasts incorporate an expectation that the Federal Reserve will continue quantitative tightening and raise the federal funds rate to 5.00% to 5.25% in 2023 and that the recent bank failures are not an indication of a broader problem in the industry. The Company has also recognized various risks posed by loans in certain segments, including the hospitality and commercial office sectors, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation, tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the discounted cash flow (DCF) model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At March 31, 2023, the ACL on loans included a qualitative adjustment of approximately $43.2 million. Of this amount, approximately $13.8 million was allocated to sponsor finance loans due to their unsecured nature.

The current-period gross charge-offs by loan class and year of origination is presented in the following table:

	March 31, 2023
	Term Loans by Origination Year
(in thousands)	2022	2021	Prior	Revolving Loans	Total
Commercial and industrial	$1	$—	$—	$570	$571
Real estate:
Commercial - investor owned	—	170	—	—	170
Construction and land development	—	—	9	—	9
Residential	—	—	102	—	102
Other	—	—	3	—	3
Total current-period gross charge-offs by risk rating	$1	$170	$114	$570	$855
Total current-period gross charge-offs by performing status					325
Total current-period gross charge-offs					$1,180

The following tables present the recorded investment in nonperforming loans by category:

	March 31, 2023
(in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$5,252	$73	$5,325	$1,002
Real estate:
Commercial - investor owned	3,887	—	3,887	—
Commercial - owner occupied	1,547	—	1,547	—
Construction and land development	1,201	—	1,201	1,201
Other	—	12	12	—
Total	$11,887	$85	$11,972	$2,203

	December 31, 2022
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$4,373	$—	$70	$4,443	$1,047
Real estate:
Commercial - investor owned	3,023	—	—	3,023	—
Commercial - owner occupied	1,177	—	—	1,177	—
Construction and land development	1,192	—	—	1,192	1,192
Residential	—	73	—	73	—
Other	1	—	72	73	—
Total	$9,766	$73	$142	$9,981	$2,239

The nonperforming loan balances at March 31, 2023 and December 31, 2022 exclude government guaranteed balances of $6.8 million and $6.7 million, respectively.

No material interest income was recognized on nonaccrual loans during the three months ended March 31, 2023 or 2022.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	March 31, 2023
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$—	$950	$1,002
Real estate:
Commercial - investor owned	2,177	773	—
Commercial - owner occupied	1,547	—	—
Construction and land development		1,201
Residential	—	—	—
Total	$3,724	$2,924	$1,002

	December 31, 2022
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$—	$—	$1,047
Real estate:
Commercial - investor owned	2,238	785	—
Commercial - owner occupied	1,177	—	—
Construction and land development	—	1,192	—
Residential	—	73	—
Total	$3,415	$2,050	$1,047

The aging of the recorded investment in past due loans by class is presented as of the dates indicated.

	March 31, 2023
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,244	$1,894	$5,138	$4,027,051	$4,032,189
Real estate:
Commercial - investor owned	2,086	1,098	3,184	2,414,895	2,418,079
Commercial - owner occupied	2,780	4,084	6,864	2,274,359	2,281,223
Construction and land development	396	—	396	662,868	663,264
Residential	2,414	—	2,414	361,645	364,059
Other	151	12	163	259,838	260,001
Loans, before unearned loan fees	$11,071	$7,088	$18,159	$10,000,656	$10,018,815
Unearned loan fees, net					(6,897)
Total					$10,011,918

	December 31, 2022
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$555	$2,373	$2,928	$3,857,036	$3,859,964
Real estate:
Commercial - investor owned	—	1,135	1,135	2,356,685	2,357,820
Commercial - owner occupied	8,628	164	8,792	2,261,759	2,270,551
Construction and land development	9	1,192	1,201	610,364	611,565
Residential	1,227	—	1,227	394,310	395,537
Other	18	72	90	248,900	248,990
Loans, before unearned loan fees	$10,437	$4,936	$15,373	$9,729,054	$9,744,427
Unearned loan fees, net					(7,289)
Total					$9,737,138

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses.

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance.

The most common concession the Company provides to borrowers experiencing financial difficulty is a term extension. In limited circumstances, the Company may modify loans by providing principal forgiveness or an interest rate reduction. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as an interest rate reduction or principal forgiveness, may be granted.

The following table shows loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
(in thousands)	March 31, 2023	% of Total Class of Financing Receivable
Commercial and industrial	$22,818	0.57%
Real estate:
Construction and land development	1,201	0.18%
Total	$24,019

The term extensions were for 2-12 months, and all loans were current under the modified terms.

There were no loans restructured during the three months ended March 31, 2022, and no troubled debt restructurings subsequently defaulted during the three months ended March 31, 2022.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, payment experience, credit documentation, current economic factors and other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
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
•Grade 6 – Includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may include circumstances where the borrower is starting to reverse a negative trend or condition, or has recently been upgraded from a 7, 8, or 9 rating.
•Grade 7 – Special Mention credits are borrowers that experienced financial setback of a nature that is not determined to be severe or influence ‘ongoing concern’ expectations. Although possible, no loss is anticipated at this time, due to strong collateral and/or guarantor support.
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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	March 31, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$446,623	$1,294,156	$487,289	$296,880	$163,807	$107,963	$9,928	$1,003,625	$3,810,271
Special Mention (7)	11,145	21,894	17,320	13,862	477	11,766	—	68,846	145,310
Classified (8-9)	5,570	10,929	5,569	1,497	23	452	175	27,903	52,118
Total Commercial and industrial	$463,338	$1,326,979	$510,178	$312,239	$164,307	$120,181	$10,103	$1,100,374	$4,007,699

Commercial real estate-investor owned
Pass (1-6)	$133,638	$649,170	$571,133	$385,909	$217,109	$293,114	$1,701	$60,720	$2,312,494
Special Mention (7)	—	26,002	5,241	23,260	10,952	12,909	—	—	78,364
Classified (8-9)	—	1,809	—	462	639	5,845	49	—	8,804
Total Commercial real estate-investor owned	$133,638	$676,981	$576,374	$409,631	$228,700	$311,868	$1,750	$60,720	$2,399,662

Commercial real estate-owner occupied
Pass (1-6)	$113,180	$520,215	$527,516	$348,955	$205,503	$371,027	$—	$57,489	$2,143,885
Special Mention (7)	9,608	5,946	4,862	19,644	4,459	13,660	4,962	300	63,441
Classified (8-9)	—	—	2,214	5,025	9,412	27,511	—	595	44,757
Total Commercial real estate-owner occupied	$122,788	$526,161	$534,592	$373,624	$219,374	$412,198	$4,962	$58,384	$2,252,083

Construction real estate
Pass (1-6)	$106,759	$288,291	$198,719	$51,005	$2,931	$10,045	$—	$1,637	$659,387
Special Mention (7)	—	1,284	—	146	145	217	—	—	1,792
Classified (8-9)	1,201	396	—	—	13	475	—	—	2,085
Total Construction real estate	$107,960	$289,971	$198,719	$51,151	$3,089	$10,737	$—	$1,637	$663,264

Residential real estate
Pass (1-6)	$9,606	$50,504	$54,407	$37,471	$20,438	$94,722	$774	$91,520	$359,442
Special Mention (7)	—	329	—	—	77	1,119	—	—	1,525
Classified (8-9)	—	119	72	—	51	2,039	—	75	2,356
Total residential real estate	$9,606	$50,952	$54,479	$37,471	$20,566	$97,880	$774	$91,595	$363,323

Other
Pass (1-6)	$960	$60,165	$85,417	$55,789	$9,973	$26,899	$—	$6,833	$246,036
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	—	—	2	12	—	—	14
Total Other	$960	$60,165	$85,417	$55,789	$9,975	$26,911	$—	$6,833	$246,050

Total loans classified by risk category	$838,290	$2,931,209	$1,959,759	$1,239,905	$646,011	$979,775	$17,589	$1,319,543	$9,932,081
Total loans classified by performing status									79,837
Total loans									$10,011,918

	December 31, 2022
	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,403,381	$635,275	$332,740	$172,127	$62,729	$66,152	$8,388	$964,592	$3,645,384
Special Mention (7)	37,048	10,836	13,858	423	7,995	4,102	—	72,944	147,206
Classified (8-9)	16,176	4,457	1,627	24	166	183	—	21,349	43,982
Total Commercial and industrial	$1,456,605	$650,568	$348,225	$172,574	$70,890	$70,437	$8,388	$1,058,885	$3,836,572

Commercial real estate-investor owned
Pass (1-6)	$667,107	$584,644	$392,402	$240,033	$115,530	$202,661	$1,457	$53,051	$2,256,885
Special Mention (7)	18,844	5,751	23,502	11,605	—	13,063	—	—	72,765
Classified (8-9)	1,823	—	465	953	193	6,092	49	—	9,575
Total Commercial real estate-investor owned	$687,774	$590,395	$416,369	$252,591	$115,723	$221,816	$1,506	$53,051	$2,339,225

Commercial real estate-owner occupied
Pass (1-6)	$539,610	$555,690	$362,150	$232,335	$123,095	$270,613	$—	$57,308	$2,140,801
Special Mention (7)	11,164	3,801	16,856	4,455	13,043	9,009	—	800	59,128
Classified (8-9)	—	1,572	3,483	8,910	15,873	11,387	—	—	41,225
Total Commercial real estate-owner occupied	$550,774	$561,063	$382,489	$245,700	$152,011	$291,009	$—	$58,108	$2,241,154

Construction real estate
Pass (1-6)	$290,146	$232,998	$53,129	$2,909	$2,061	$8,480	$—	$1,769	$591,492
Special Mention (7)	17,331	—	681	146	111	106	—	—	18,375
Classified (8-9)	1,192	—	—	14	471	21	—	—	1,698
Total Construction real estate	$308,669	$232,998	$53,810	$3,069	$2,643	$8,607	$—	$1,769	$611,565

Residential real estate
Pass (1-6)	$63,317	$60,910	$48,796	$20,943	$11,259	$88,795	$579	$96,304	$390,903
Special Mention (7)	331	—	—	79	352	781	—	—	1,543
Classified (8-9)	121	73	—	53	1,102	994	—	5	2,348
Total residential real estate	$63,769	$60,983	$48,796	$21,075	$12,713	$90,570	$579	$96,309	$394,794

Other
Pass (1-6)	$38,753	$88,613	$56,252	$10,556	$20,508	$10,796	$—	$9,536	$235,014
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	—	4	3	11	3	4	25
Total Other	$38,753	$88,613	$56,252	$10,560	$20,511	$10,807	$3	$9,540	$235,039

Total loans classified by risk category	$3,106,344	$2,184,620	$1,305,941	$705,569	$374,491	$693,246	$10,476	$1,277,662	$9,658,349
Total loans classified by performing status									78,789
Total loans									$9,737,138

In the tables above, loan originations in 2023 and 2022 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	March 31, 2023
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$24,417	$73	$24,490
Real estate:
Commercial - investor owned	18,417	—	18,417
Commercial - owner occupied	29,140	—	29,140
Residential	736	—	736
Other	7,042	12	7,054
Total	$79,752	$85	$79,837

	December 31, 2022
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$23,240	$70	$23,310
Real estate:
Commercial - investor owned	18,595	—	18,595
Commercial - owner occupied	29,397	—	29,397
Residential	743	—	743
Other	6,672	72	6,744
Total	$78,647	$142	$78,789

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company issues financial instruments with off balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$3,053,927	$3,113,966
Letters of credit	94,361	68,544

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2023 and December 31, 2022, approximately $249.7 million and $246.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $10.2 million and $12.1 million for estimated losses attributable to the unadvanced commitments at March 31, 2023 and December 31, 2022, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2023, the approximate remaining terms of standby letters of credit range from 1 month to 10 years.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates an additional $1.8 million will be reclassified as a decrease to interest income and $1.3 million will be reclassified as a decrease to interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments:
Interest rate swap	$211,962	$161,962	$2,455	$2,348	$86	$921
Interest rate collar	100,000	100,000	751	—	—	48
Total			$3,206	$2,348	$86	$969

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$705,097	$687,902	$16,769	$20,610	$16,772	$20,612

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The fair value table above provides the location financial assets and liabilities are presented on the Balance Sheet.

As of March 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$19,224	$—	$19,224	$(1,290)	$17,934	$—
Interest rate collar	751	—	751	—	—	751

Liabilities:
Interest rate swap	$16,858	$—	$16,858	$(1,290)	$—	$15,568
Securities sold under agreements to repurchase	161,573	—	161,573	—	161,573	—

As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$22,958	$—	$22,958	$—	$9,010	$13,948

Liabilities:
Interest rate swap	$21,533	$—	$21,533	$—	$—	$21,533
Interest rate collar	48	—	48	—	—	48
Securities sold under agreements to repurchase	270,773	—	270,773	—	270,773	—

As of March 31, 2023, the fair value of derivatives in a net liability position was $16.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. Furthermore, the Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$265,705	$—	$265,705
Obligations of states and political subdivisions	—	430,693	—	430,693
Agency mortgage-backed securities	—	650,451	—	650,451
U.S. Treasury bills	—	200,103	—	200,103
Corporate debt securities	—	8,157	—	8,157
Total securities available for sale	—	1,555,109	—	1,555,109
Other investments	—	2,770	—	2,770
Derivatives	—	19,975	—	19,975
Total assets	$—	$1,577,854	$—	$1,577,854

Liabilities
Derivatives	$—	$16,858	$—	$16,858
Total liabilities	$—	$16,858	$—	$16,858

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$237,785	$—	$237,785
Obligations of states and political subdivisions	—	417,444	—	417,444
Residential mortgage-backed securities	—	659,404	—	659,404
U.S. Treasury bills	—	208,534	—	208,534
Corporate debt securities	—	12,640	—	12,640
Total securities available-for-sale	—	1,535,807	—	1,535,807
Other investments	—	2,667	—	2,667
Derivative financial instruments	—	22,958	—	22,958
Total assets	$—	$1,561,432	$—	$1,561,432

Liabilities
Derivatives	$—	$21,581	$—	$21,581
Total liabilities	$—	$21,581	$—	$21,581

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	March 31, 2023
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan servicing asset	1,004	—	1,004	—

	December 31, 2022
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate	269	—	—	269
Loan servicing asset	1,027		1,027	—
Total	$1,296	$—	$1,027	$269

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	March 31, 2023			December 31, 2022
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$720,694	$656,553	Level 2	$709,915	$628,517	Level 2
Other investments	60,173	60,173	Level 2	61,123	61,123	Level 2
Loans held for sale	261	261	Level 2	1,228	1,228	Level 2
Loans, net	9,873,623	$9,587,197	Level 3	9,600,206	9,328,844	Level 3
State tax credits, held for sale	27,308	28,933	Level 3	27,700	28,880	Level 3
Servicing asset	3,343	4,342	Level 2	3,648	3,905	Level 2

Balance sheet liabilities
Certificates of deposit	$893,673	$877,954	Level 3	$530,708	$512,229	Level 3
Subordinated debentures and notes	155,569	150,559	Level 2	155,433	152,679	Level 2
FHLB advances	100,000	100,000	Level 2	100,000	100,004	Level 2
Other borrowings	213,489	213,489	Level 2	324,119	324,119	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table present the changes in accumulated other comprehensive income after-tax by component:

Three months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	$23,693	$(638)	$1,302	$24,357
Balance, March 31, 2023	$(120,856)	$12,547	$2,334	$(105,975)

Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	$(79,353)	$(704)	$2,020	$(78,037)
Transfer from available-for-sale to held-to-maturity	(197)	197	—	—
Balance, March 31, 2022	$(74,279)	$15,177	$(158)	$(59,260)

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended March 31,
	2023			2022
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$32,056	$8,078	$23,978	$(106,087)	$(26,734)	$(79,353)
Reclassification of gain on sale of available-for-sale securities(a)	(381)	(96)	(285)	—	—	—
Reclassification of gain on held-to-maturity securities(b)	(852)	(214)	(638)	(941)	(237)	(704)
Change in unrealized gain on cash flow hedges	1,705	430	1,275	2,341	590	1,751
Reclassification of loss on cash flow hedges(b)	36	9	27	359	90	269
Total other comprehensive income (loss)	$32,564	$8,207	$24,357	$(104,328)	$(26,291)	$(78,037)

(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Operations
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Income.

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents miscellaneous income and other expense components that primarily exceed one percent of the aggregate of total interest income and other income in one or more of the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Other income:
Bank-owned life insurance	$791	$1,034
Community development fees	595	2,166
Other income	4,717	3,008
Total other noninterest income	$6,103	$6,208

Other expense:
Amortization of intangibles	$1,239	$1,430
Banking expense	1,848	1,501
Deposit costs	12,720	4,260
FDIC and other insurance	2,572	1,855
Loan, legal expenses	1,904	1,733
Outside services	1,545	1,262
Other expense	7,250	5,909
Total other noninterest expense	$29,078	$17,950

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, shareholder value creation and the impact of acquisitions. Forward-looking statements are typically identified with the use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue,” “intend,” and the negative and other variations of these terms and similar words and expressions, although some forward-looking statements may be expressed differently. Forward-looking statements are inherently subject to risks and uncertainties and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic and market conditions, including risk of recession, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), U.S. fiscal debt, budget and tax matters, and any slowdown in global economic growth; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services; changes in accounting policies and practices or accounting standards; changes in the method of determining LIBOR and the phase-out of LIBOR; natural disasters; terrorist activities, war and geopolitical matters (including the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, including the COVID-19 pandemic, and their effects on economic and business environments in which we operate, including the ongoing disruption to the financial market and other economic activity caused by the COVID-19 pandemic; and other risks discussed under the caption “Risk Factors” under Part I, Item 1A of our 2022 Annual Report on Form 10-K, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2023 compared to the financial condition as of December 31, 2022. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended March 31, 2023, compared to the linked fourth quarter (“linked quarter”) in 2022 and the results of operations, liquidity and cash flows for the three months ended March 31, 2023 compared to the same period in 2022 (“prior year quarter”). In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2022. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

A full description of our critical accounting policies and the impact and any associated risks related to those policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics and are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $138.3 million at March 31, 2023 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $24.2 million. Conversely, the allowance would have increased $43.2 million using only the downside scenario.

Executive Summary

Below are highlights of the Company’s financial performance for the periods indicated.

(in thousands, except per share data)	Three months ended
	March 31, 2023	December 31, 2022	March 31, 2022
EARNINGS
Total interest income	$169,033	$156,737	$106,581
Total interest expense	29,504	17,902	5,416
Net interest income	139,529	138,835	101,165
Provision (benefit) for credit losses	4,183	2,123	(4,068)
Net interest income after provision (benefit) for credit losses	135,346	136,712	105,233
Total noninterest income	16,898	16,873	18,641
Total noninterest expense	80,983	77,149	62,800
Income before income tax expense	71,261	76,436	61,074
Income tax expense	15,523	16,435	13,381
Net income	$55,738	$60,001	$47,693
Preferred stock dividends	938	937	1,229
Net income available to common shareholders	$54,800	$59,064	$46,464

Basic earnings per share	$1.47	$1.59	$1.23
Diluted earnings per share	$1.46	$1.58	$1.23

Return on average assets	1.72%	1.83%	1.42%
Return on average common equity	14.85%	16.52%	12.87%
Return on average tangible common equity[1]	19.93%	22.62%	17.49%
Net interest margin (tax equivalent)	4.71%	4.66%	3.28%
Efficiency ratio	51.77%	49.55%	52.42%
Core efficiency ratio[1]	50.47%	48.10%	50.60%
Book value per common share	$40.76	$38.93	$37.35
Tangible book value per common share[1]	$30.55	$28.67	$27.06

ASSET QUALITY
Net charge-offs (recoveries)	$(264)	$2,075	$1,521
Nonperforming loans	11,972	9,981	21,160
Classified assets	110,384	99,122	93,199
Nonperforming loans to total loans	0.12%	0.10%	0.23%
Nonperforming assets to total assets	0.09%	0.08%	0.17%
ACL on loans to total loans	1.38%	1.41%	1.54%
Net charge-offs (recoveries) to average loans (annualized)	(0.01)%	0.09%	0.07%

1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•PPNR1 of $75.0 million in the first quarter 2023 decreased $3.6 million from the linked quarter PPNR of $78.6 million and increased $18.0 million from $57.0 million in the prior year period. The decrease from the linked quarter was primarily due to a seasonal increase in noninterest expense, partially offset by an increase in net interest income. The increase compared to the prior year quarter was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $139.5 million for the first quarter 2023 increased $0.7 million and $38.4 million from the linked and prior year quarters, respectively. The NIM was 4.71% for the first quarter 2023, compared to 4.66% and 3.28% for the linked and prior year quarters, respectively. Net interest income and NIM benefited from higher average loan and investment balances and expanding yields on earning assets, partially offset by higher deposit costs and a decline in average interest-earning cash.

•Noninterest income of $16.9 million for the first quarter 2023 was stable compared to the linked quarter and decreased $1.7 million from the prior year quarter. The decline from the prior year quarter was primarily due to a decrease in customer swap fee income, card services revenue and tax credit income. Lower transaction volumes led to the decrease in customer swap fee income and tax credit income, and the Durbin Amendment cap on debit card income has limited card services revenue since July 1, 2022.

Balance sheet highlights:

•Loans – Total loans increased $274.8 million, or 11.4%, to $10.0 billion at March 31, 2023, compared to $9.7 billion at December 31, 2022. Average loans totaled $9.8 billion for the quarter ended March 31, 2023 compared to $9.4 billion in the fourth quarter 2022.

•Deposits – Total deposits increased $325.5 million, to $11.2 billion at March 31, 2023 from $10.8 billion at December 31, 2022. Total estimated insured deposits, which includes collateralized deposits, reciprocal deposits and accounts that qualify for pass through insurance, totaled $7.7 billion at March 31, 2023, compared to $4.9 billion at December 31,2022. Average deposits totaled $10.9 billion for the quarter ended March 31, 2023, compared to $11.0 billion for the fourth quarter 2022. Noninterest deposit accounts represented 37.6% of total deposits and the loan to deposit ratio was 89.8% at March 31, 2023.

•Asset quality – The allowance for credit losses on loans to total loans was 1.38% at March 31, 2023, compared to 1.41% at December 31, 2022. Nonperforming assets to total assets was 0.09% at March 31, 2023 compared to 0.08% at December 31, 2022. A provision for credit losses of $4.2 million was recorded in the first quarter of 2023, compared to $2.1 million in the linked quarter and a provision benefit of $4.1 million in the comparable prior year period. The provision for credit losses of $4.2 million recorded in the first quarter 2023 was primarily related to the credit impairment of an investment security in subordinated debt of a failed bank and loan growth, partially offset by a decrease in the reserve for unfunded commitments.

•Shareholders’ equity – Total shareholders’ equity was $1.59 billion at March 31, 2023, compared to $1.52 billion at December 31, 2022, and the tangible common equity to tangible assets ratio2 was 8.8% at March 31, 2023 compared to 8.4% at December 31, 2022. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at March 31, 2023.

The Company’s Board of Directors approved a quarterly dividend of $0.25 per common share, payable on June 30, 2023 to shareholders of record as of June 15, 2023. The Board of Directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a

5% per annum rate for the period commencing (and including) March 15, 2023 to (but excluding) June 15, 2023. The dividend will be payable on June 15, 2023 to shareholders of record on May 31, 2023.

2 Tangible common equity to tangible assets ratio is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Average Balance Sheet
The following tables present, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,			Three months ended December 31,			Three months ended March 31,
	2023			2022			2022
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$9,795,045	$152,762	6.33%	$9,423,984	$139,432	5.87%	$9,005,875	$96,301	4.34%
Taxable securities	1,322,978	9,635	2.95	1,256,470	8,980	2.84	1,151,743	5,699	2.01
Non-taxable securities[2]	965,473	7,482	3.14	947,741	7,211	3.03	772,226	5,270	2.77
Total securities	2,288,451	17,117	3.03	2,204,211	16,191	2.91	1,923,969	10,969	2.31
Interest-earning deposits	106,254	1,195	4.56	367,100	3,097	3.35	1,781,272	817	0.19
Total interest-earning assets	12,189,750	171,074	5.69	11,995,295	158,720	5.25	12,711,116	108,087	3.45
Noninterest-earning assets	941,445			991,273			902,887
Total assets	$13,131,195			$12,986,568			$13,614,003

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,201,910	$5,907	1.09%	$2,242,268	$4,136	0.73%	$2,505,319	$536	0.09%
Money market accounts	2,826,836	15,471	2.22	2,696,417	9,509	1.40	2,872,302	1,460	0.21
Savings	732,256	230	0.13	775,488	100	0.05	817,431	66	0.03
Certificates of deposit	670,521	3,053	1.85	524,938	1,017	0.77	607,133	797	0.53
Total interest-bearing deposits	6,431,523	24,661	1.56	6,239,111	14,762	0.94	6,802,185	2,859	0.17
Subordinated debentures	155,497	2,409	6.28	155,359	2,376	6.07	154,959	2,220	5.81
FHLB advances	110,928	1,332	4.87	8,864	104	4.65	50,000	195	1.58
Securities sold under agreements to repurchase	215,604	749	1.41	182,362	282	0.61	262,252	60	0.09
Other borrowed funds	53,885	353	2.66	26,993	378	5.56	22,841	82	1.46
Total interest-bearing liabilities	6,967,437	29,504	1.72	6,612,689	17,902	1.07	7,292,237	5,416	0.30
Noninterest bearing liabilities:
Demand deposits	4,481,966			4,763,503			4,692,027
Other liabilities	113,341			119,784			93,518
Total liabilities	11,562,744			11,495,976			12,077,782
Shareholders' equity	1,568,451			1,490,592			1,536,221
Total liabilities & shareholders' equity	$13,131,195			$12,986,568			$13,614,003
Net interest income		$141,570			$140,818			$102,671
Net interest spread			3.97%			4.18%			3.15%
Net interest margin			4.71%			4.66%			3.28%

[1] Average balances include nonaccrual loans. Interest income includes loan fees of $3.7 million, $3.7 million, and $5.2 million for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $2.0 million, $2.0 million, and $1.5 million for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended March 31, 2023			Three months ended March 31, 2023
	compared to			compared to
	Three months ended December 31, 2022			Three months ended March 31, 2022
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Loans(3)	$4,538	$8,792	$13,330	9,112	47,349	56,461
Taxable securities	378	277	655	950	2,986	3,936
Non-taxable securities(3)	87	183	270	1,441	770	2,211
Interest-earning deposits	(2,713)	812	(1,901)	(1,493)	1,872	379
Total interest-earning assets	$2,290	$10,064	$12,354	$10,010	$52,977	$62,987

Interest paid on:
Interest-bearing demand accounts	$(78)	$1,849	$1,771	$(75)	$5,446	$5,371
Money market accounts	454	5,507	5,961	(24)	14,035	14,011
Savings	(6)	137	131	(7)	171	164
Certificates of deposit	336	1,700	2,036	91	2,165	2,256
Subordinated debentures	1	32	33	8	181	189
FHLB advances	1,223	5	1,228	419	718	1,137
Securities sold under agreements to repurchase	57	410	467	(12)	701	689
Other borrowings	237	(262)	(25)	169	102	271
Total interest-bearing liabilities	2,224	9,378	11,602	569	23,519	24,088
Net interest income	$66	$686	$752	$9,441	$29,458	$38,899
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) of $141.6 million for the quarter ended March 31, 2023 increased $0.8 million, from $140.8 million in the linked quarter. Compared to the prior year, net interest income increased $38.9 million, from $102.7 million in the first quarter 2022. The increase from the linked and prior year quarters reflects the benefit of higher market interest rates on the Company’s asset sensitive balance sheet combined with organic growth. The effective federal funds rate for the first quarter 2023 was 4.52%, an increase of 87 basis points, compared to the linked quarter, and a 440 basis point increase over the prior year quarter.

Compared to the linked quarter, interest income increased $12.4 million due to higher interest earned on a larger loan base resulting in a $13.3 million sequential expansion. This increase was partially offset by a $1.9 million decrease in interest on cash balances. Interest on loans benefited from a 46 basis point increase in yield and a $371.1 million increase in average loans compared to the linked quarter. The average interest rate of new loan originations in the first quarter 2023 was 6.53%. The yield on interest-earning cash deposits increased 121 basis points in the quarter but was offset by a $260.8 million decrease in the average balance which reduced interest income in the first quarter 2023.

Compared to the prior year quarter, the increase in interest income of $63.0 million was also primarily due to higher interest earned on a larger loan base, partially offset by a decline in interest earned on cash balances. The prior year quarter included $2.9 million of interest and fee income on loans from the Paycheck Protection Program that was mostly wound down in the fourth quarter 2022.

Compared to the linked quarter, interest expense increased $11.6 million primarily due to a $9.9 million increase in deposit interest expense and a $1.2 million increase in interest expense on FHLB borrowings. The increase in interest expense reflects a shift in the deposit mix from demand deposits and interest-bearing demand deposits to money market accounts and certificates of deposit, as well as higher rates paid on deposits and an increased use of FHLB borrowings. This deposit shift principally occurred during March following turmoil in the banking markets. The interest-bearing liability rate was 1.72% an increase of 65 basis points compared to the linked quarter. The average cost of interest-bearing deposits was 1.56%, an increase of 62 basis points over the linked quarter. The increase was primarily due to higher rates paid on commercial money market accounts, which increased 82 basis points to 2.22% in the current quarter.

Compared to the prior year quarter, interest expense increased $24.1 million primarily due to an increase in the cost of interest bearing liabilities. The cost of interest bearing deposits increased 139 basis points year-over-year, while the cost of total interest bearing liabilities increased 142 basis points during the same period.

The total cost of deposits, including noninterest-bearing demand accounts, was 0.92% during the first quarter 2023, compared to 0.53% and 0.10% in the linked and prior year quarters, respectively.

NIM, on a tax equivalent basis, was 4.71% in the first quarter 2023, an increase of five basis points from the linked quarter and an increase of 143 basis points from the prior year quarter. Since the first quarter 2022, NIM has expanded four consecutive quarters.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Quarter ended
(in thousands)	March 31, 2023	December 31, 2022	Increase (decrease)		March 31, 2022	Increase (decrease)
Deposit service charges	$4,128	$4,463	$(335)	(8)%	$4,163	$(35)	(1)%
Wealth management revenue	2,516	2,423	93	4%	2,622	(106)	(4)%
Card services revenue	2,338	2,345	(7)	—%	3,040	(702)	(23)%
Tax credit income	1,813	2,389	(576)	(24)%	2,608	(795)	(30)%
Other income	6,103	5,253	850	16%	6,208	(105)	(2)%
Total noninterest income	$16,898	$16,873	$25	—%	$18,641	$(1,743)	(9)%

Total noninterest income for the first quarter 2023 was $16.9 million, stable with the linked quarter and a decrease of $1.7 million from the prior year quarter. Noninterest income in the first quarter 2023 included an increase in other income and wealth management revenue that was offsets by a decrease in deposit service charges and tax credit income. Other income increased primarily due to a gain on the sale of SBA loans and a gain on the sale of investment securities. In the first quarter 2023, SBA loans totaling $8.8 million were sold and $28.4 million of lower-yielding investment securities were sold in January 2023 at a gain and the proceeds were reinvested at a higher yield. Other income in the current and linked quarters also included $2.3 million and $3.2 million, respectively, of income from community development investments and private equity income. Income from these investments will vary among periods. Deposit service charges declined in the first quarter 2023 as the earnings credit rate used by customers to offset treasury management fees increased. Tax credit income is typically highest in the fourth quarter when transaction volumes peak.

The decrease from the prior year quarter was primarily due to decreases in tax credit income and card services revenue. Lower transaction volumes led to the decrease in tax credit income while the Durbin Amendment cap on debit card income has limited card services revenue since July 1, 2022. Other income in the prior year quarter included $1.2 million of swap fee income, compared to $0.3 million in the first quarter 2023. Swap fee income is generated from customer hedging activities and was higher in the prior year quarter when market rates started to increase.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Quarter ended
(in thousands)	March 31, 2023	December 31, 2022	Increase (decrease)		March 31, 2022	Increase (decrease)
Employee compensation and benefits	$42,503	$38,175	$4,328	11%	$35,827	$6,676	19%
Occupancy	4,061	4,248	(187)	(4)%	4,586	(525)	(11)%
Data processing	3,710	3,599	111	3%	3,260	450	14%
Professional fees	1,631	2,763	(1,132)	(41)%	1,177	454	39%
Deposit costs	12,720	13,256	(536)	(4)%	4,260	8,460	199%
Other expense	16,358	15,108	1,250	8%	13,690	2,668	19%
Total noninterest expense	$80,983	$77,149	$3,834	5%	$62,800	$18,183	29%

Efficiency ratio	51.77%	49.55%	2.22%		52.42%	(0.65)%
Core efficiency ratio[1]	50.47%	48.10%	2.37%		50.60%	(0.13)%

[1] Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Noninterest expense was $81.0 million for the first quarter 2023, an increase of $3.8 million from $77.1 million in the linked quarter. Employee compensation and benefits increased $4.3 million from the linked quarter primarily due to a $3.4 million increase in employer payroll taxes and 401(k) matches that are seasonally higher in the first quarter each year, and a $3.3 million increase in salaries due to annual merit increases that became effective on March 1, 2023 and an increase in the associate base. These increases were partially offset by a $3.8 million decline in variable compensation that is typically higher in the fourth quarter each year. Deposit costs declined slightly from the linked quarter primarily due to higher year-end settlements that occurred in the linked quarter. Deposit costs relate to certain specialized deposit businesses that are impacted by higher interest rates as well as increasing average balances.

The increase in noninterest expense of $18.2 million from the prior year quarter was primarily an increase in the associate base, merit increases throughout 2022 and 2023, and an increase in variable deposit costs.

Income Taxes

The Company’s effective tax rate was 21.8% for the first quarter 2023, relatively stable with the linked and prior year quarters effective tax rates of 21.5% and 21.9%. respectively.

Summary Balance Sheet

(in thousands)	March 31, 2023	December 31, 2022	Increase (decrease)
Total cash and cash equivalents	$285,083	$291,359	$(6,276)	(2)%
Securities, net	2,275,803	2,245,722	30,081	1%
Total loans	10,011,918	9,737,138	274,780	3%
Total assets	13,325,982	13,054,172	271,810	2%
Deposits	11,154,636	10,829,150	325,486	3%
Total liabilities	11,733,162	11,531,909	201,253	2%
Total shareholders’ equity	1,592,820	1,522,263	70,557	5%

Total assets were $13.3 billion at March 31, 2023, an increase of $271.8 million from December 31, 2022. Cash and cash equivalents were relatively stable, while loan production increased the loan portfolio and an improvement in the unrealized loss on available for sale investments increased the value of the securities portfolio. Total liabilities of $11.7 billion, increased $201.3 million from December 31, 2022. A $325.5 million increase in deposits, partially offset by a $107.8 million decrease in securities sold under agreements to repurchase, was the primary driver of the increase in total liabilities.

Investments

At March 31, 2023, investment securities were $2.3 billion, or 17%, of total assets, which is comparable to the Company’s historical percentage dating back to 2019. At December 31, 2022, investment securities were $2.2 billion, or 17%, of total assets.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$265,705	11.7%	$237,785	10.6%
Obligations of states and political subdivisions	972,038	42.7%	946,456	42.1%
Agency mortgage-backed securities	706,348	31.0%	716,422	31.9%
U.S. Treasury Bills	200,103	8.8%	208,534	9.3%
Corporate debt securities	132,481	5.8%	137,260	6.1%
Total	$2,276,675	100.0%	$2,246,457	100.0%

Net Unrealized Losses
($ in thousands)	March 31, 2023	December 31, 2022
Available-for-sale securities	$(161,572)	$(193,247)
Held-to-maturity securities	(65,013)	(82,133)
Total	$(226,585)	$(275,380)

Investment securities increased $30.1 million from the linked quarter, primarily due to a $31.7 million decrease in the unrealized loss on available-for-sale securities. Investment purchases in the quarter had a weighted average, tax equivalent yield of 4.79%. In January 2023, $28.4 million of available-for-sale investment securities with a tax equivalent yield of 4.0% were sold at a net gain of $0.4 million and were reinvested in securities with a 4.5% yield.

The average duration of the investment portfolio was 5.5 years at March 31, 2023. Due to the shorter duration of the loan portfolio of approximately 3 years, the Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $262 million.

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

The following table sets forth the composition of the loan portfolio by type of loans

(in thousands)	March 31, 2023	December 31, 2022	Increase (decrease)
Commercial and industrial	$4,032,189	$3,859,882	$172,307	4%
Commercial real estate - investor owned	2,418,079	2,357,820	60,259	3%
Commercial real estate - owner occupied	2,281,223	2,270,551	10,672	—%
Construction and land development	663,264	611,565	51,699	8%
Residential real estate	364,059	395,537	(31,478)	(8)%
Other	253,104	241,783	11,321	5%
Total Loans	$10,011,918	$9,737,138	$274,780	3%

The following table provides additional information on select specialty lending detail:

(in thousands)	March 31, 2023	December 31, 2022	Increase (decrease)
C&I	$2,005,539	$1,904,654	$100,885	5%
CRE investor owned	2,239,932	2,176,424	63,508	3%
CRE owner occupied	1,173,985	1,174,094	(109)	—%
SBA Loans*	1,315,732	1,312,378	3,354	—%
Sponsor finance*	677,529	635,061	42,468	7%
Life insurance premium financing*	859,910	817,115	42,795	5%
Tax credits*	547,513	559,605	(12,092)	(2)%
SBA PPP loans	5,438	7,272	(1,834)	(25)%
Residential real estate	348,726	379,924	(31,198)	(8)%
Construction and land development	590,509	534,753	55,756	10%
Other	247,105	235,858	11,247	5%
Total loans	$10,011,918	$9,737,138	$274,780	3%

*Specialty loan category

Loans totaled $10.0 billion at March 31, 2023 compared to $9.7 billion at December 31, 2022. The increase was driven primarily by C&I, CRE investor owned, construction and specialty loans. The increase in specialty loans was primarily in the sponsor finance and life insurance areas and each of the Company’s geographic regions increased loans during the quarter. Average line draw utilization was 42.4% for the first quarter of 2023, compared to 41.8% for the full year of 2022.

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the first quarter 2023, SBA loans totaling $8.8 million were sold.

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses:

	Quarter ended
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Provision (benefit) for credit losses on loans	$1,099	$(1,565)	$(4,308)
Provision for available-for-sale securities	4,826	—	—
Provision (benefit) for off-balance sheet commitments	(1,914)	3,609	725
Provision (benefit) for held-to-maturity securities	137	46	(56)
Charge-offs (recoveries) of accrued interest	35	33	(429)
Provision (benefit) for credit losses	$4,183	$2,123	$(4,068)

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. A provision for credit losses on both available-for-sale and held-to-maturity investment securities is recognized in certain circumstances. The Company also records reversals of interest on nonaccrual loans and interest recoveries directly through the provision of credit losses.

A provision for credit losses of $4.2 million was recognized for the first quarter 2023, compared to $2.1 million in the linked quarter and a provision benefit of $4.1 million in the prior year quarter. The provision in the first quarter 2023 was primarily related to the impairment of an available-for-sale investment security and loan growth, partially offset by a decrease in the reserve on unfunded commitments. The provision for credit losses on the available-for-sale investment security was related to a subordinated debt security in a publicly-traded bank that failed in the first quarter of 2023.

The following table summarizes the allocation of the ACL on loans:

	March 31, 2023		December 31, 2022
(in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$59,149	40.3%	$53,835	39.6%
Real estate:
Commercial	58,594	46.9%	58,943	47.5%
Construction and land development	8,889	6.6%	11,444	6.3%
Residential	6,997	3.7%	7,928	4.1%
Other	4,666	2.5%	4,782	2.5%
Total	$138,295	100.0%	$136,932	100.0%

The ACL on loans was 1.38% of loans at March 31, 2023, compared to 1.41% of loans at December 31, 2022. Loan growth, changes in economic metrics, and a continued positive trend in asset quality. Excluding guaranteed loans, the ACL to total loans was 1.53% at March 31, 2023, compared to 1.56% at December 31, 2022.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	March 31, 2023			December 31, 2022
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$(231)	$3,873,175	(0.02)%	$1,929	$3,739,843	0.20%
Real estate:
Commercial	131	4,631,183	0.01%	(62)	4,457,612	(0.01)%
Construction and land development	(23)	678,493	(0.01)%	(8)	632,766	(0.01)%
Residential	(220)	353,104	(0.25)%	203	365,576	0.22%
Other	79	258,670	0.12%	13	227,276	0.02%
Total	$(264)	$9,794,625	(0.01)%	$2,075	$9,423,073	0.09%
(1) Excludes loans held for sale.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize provision reversals. Conversely, if economic conditions and the Company’s forecast worsens and charge-offs increase, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs (recoveries) in the period.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated.

(in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$11,887	$9,766
Loans past due 90 days or more and still accruing interest	85	142
Troubled debt restructurings	—	73
Total nonperforming loans	11,972	9,981
Other	250	269
Total nonperforming assets	$12,222	$10,250

Total assets	$13,325,982	$13,054,172
Total loans	10,011,918	9,737,138
Total allowance for credit losses	138,295	136,932

ACL to nonaccrual loans	1,163%	1,402%
ACL to nonperforming loans	1,155%	1,372%
ACL to total loans	1.38%	1.41%
Nonaccrual loans to total loans	0.12%	0.10%
Nonperforming loans to total loans	0.12%	0.10%
Nonperforming assets to total assets	0.09%	0.08%

Nonperforming loans based on loan type were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$5,325	$4,443
Commercial real estate	5,434	4,200
Construction and land development	1,201	1,192
Residential real estate	—	73
Other	12	73
Total	$11,972	$9,981

The following table summarizes the changes in nonperforming loans:

Three months ended
(in thousands)	March 31, 2023
Nonperforming loans, beginning of period	$9,981
Additions	6,137
Charge-offs	(1,180)
Principal payments	(2,966)
Nonperforming loans, end of period	$11,972

Deposits

(in thousands)	March 31, 2023	December 31, 2022	Increase (decrease)
Noninterest-bearing demand accounts	$4,192,523	$4,642,732	$(450,209)	(10)%
Interest-bearing demand accounts	2,395,901	2,256,295	139,606	6%
Money market accounts	2,959,868	2,655,159	304,709	11%
Savings accounts	712,671	744,256	(31,585)	(4)%
Certificates of deposit:
Brokered	369,505	118,968	250,537	211%
Other	524,168	411,740	112,428	27%
Total deposits	$11,154,636	$10,829,150	$325,486	3%

Demand deposits / total deposits	38%	43%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Three months ended
	March 31, 2023		December 31, 2022		March 31, 2022
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,481,966	—%	$4,763,503	—%	$4,692,027	—%

Interest-bearing demand accounts	2,201,910	1.09	2,242,268	0.73	2,505,319	0.09
Money market accounts	2,826,836	2.22	2,696,417	1.40	2,872,302	0.21
Savings accounts	732,256	0.13	775,488	0.05	817,431	0.03
Certificates of deposit	670,521	1.85	524,938	0.77	607,133	0.53
Total interest-bearing deposits	$6,431,523	1.56	$6,239,111	0.94	$6,802,185	0.17

Total average deposits	$10,913,489	0.92	$11,002,614	0.53	$11,494,212	0.10

Total deposits excluding brokered certificates of deposits, were $10.8 billion at March 31, 2023, an increase of $74.9 million from December 31, 2022. The mix of the deposit portfolio shifted from noninterest-bearing demand deposits to higher yielding categories in the current quarter due to the competitive rate environment. Brokered certificates of deposit increased $250.5 million, to $369.5 million at March 31, 2023. Brokered certificates of deposit were used for term liquidity purposes in place of FHLB borrowings in the first quarter 2023. The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $2.8 billion at March 31, 2023 and $2.5 billion at December 31, 2022.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $486.7 million at March 31, 2023, compared to $205.8 million at December 31, 2022. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

At March 31, 2023, estimated uninsured deposits totaled $3.4 billion, compared to $5.9 billion at December 31, 2022. The decrease in estimated uninsured deposits was the result of an increase in reciprocal deposits and accounts that qualify for pass-through insurance.

As rates increase, deposit balances may decline or the composition of the deposit portfolio may continue to shift to higher-yielding deposit products, such as money market accounts or certificates of deposit. The total cost of deposits was 0.92% for the current quarter, compared to 0.53% for the linked quarter.

Shareholders’ Equity

Shareholders’ equity totaled $1.6 billion at March 31, 2023, an increase of $70.6 million from December 31, 2022. Significant activity during the first three months of 2023 was as follows:

•increase from net income of $55.7 million,
•net increase in fair value of securities and cash flow hedges of $24.4 million, and
•decrease from dividends paid on common and preferred stock of $10.3 million.

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

Additionally, liquidity is provided from lines of credit with the FHLB, the Federal Reserve, and correspondent banks; the ability to acquire large and brokered deposits, sales of the securities portfolio, and the ability to sell loans or loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $285.1 million at March 31, 2023 and $291.4 million at December 31, 2022. Recent increases in short term interest rates, a tightening of monetary policy by the Federal Reserve and recent bank failures has led to competitive pricing pressures and a reduction of deposits in the industry. To enhance liquidity, the Company reduced its reinvestment of investment portfolio cash flows during the three months ended March 31, 2023 compared to prior quarters. However, investment securities are an important tool to the Company’s liquidity objectives.

Available on- and off-balance sheet liquidity sources include the following items:

(in thousands)	March 31, 2023
Federal Reserve Bank borrowing capacity	$2,668,163
FHLB borrowing capacity	824,053
Unpledged securities	449,440
Federal funds lines (7 correspondent banks)	140,000
Cash and interest-bearing deposits	285,083
Holding Company line of credit	25,000
Total	$4,391,739

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.1 billion in unused commitments to extend credit as of March 31, 2023. However, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which was available at March 31, 2023. The line of credit has a one-year term and was renewed in February 2023 for an additional one-year term. The proceeds can be used for general corporate purposes.

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

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations relate to funding operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company. The Company also enters into derivative contracts under which the Company either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of these contracts changes daily as market interest rates change.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank affiliate must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The banking affiliate’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of March 31, 2023, and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	March 31, 2023		December 31, 2022
(in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.2%	12.0%	11.1%	12.1%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.6%	12.0%	12.6%	12.1%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.3%	13.1%	14.2%	13.1%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.1%	10.6%	10.9%	10.5%	5.0%	N/A
Tangible common equity to tangible assets[1]	8.8%		8.4%

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

Core Performance Measures

	Three months ended
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Net interest income (GAAP)	$139,529	$138,835	$101,165
Tax-equivalent adjustment	2,041	1,983	1,506
Net interest income - FTE (non-GAAP)	$141,570	$140,818	$102,671
Noninterest income (GAAP)	16,898	16,873	18,641
Less gain on sale of investment securities	381	—	—
Less gain on sale of other real estate owned	90	—	19
Core revenue (non-GAAP)	$157,997	$157,691	$121,293

Noninterest expense (GAAP)	$80,983	$77,149	$62,800
Less amortization on intangibles	1,239	1,299	1,430
Core noninterest expense (non-GAAP)	$79,744	$75,850	$61,370

Core efficiency ratio (non-GAAP)	50.47%	48.10%	50.60%

Tangible Common Equity Ratio

(in thousands)	March 31, 2023	December 31, 2022
Shareholders' equity (GAAP)	$1,592,820	$1,522,263
Less preferred stock	71,988	71,988
Less goodwill	365,164	365,164
Less intangible assets	15,680	16,919
Tangible common equity (non-GAAP)	$1,139,988	$1,068,192

Common shares outstanding	37,311	37,253
Tangible book value per share (non-GAAP)	$30.55	$28.67

Total assets (GAAP)	$13,325,982	$13,054,172
Less goodwill	365,164	365,164
Less intangible assets, net	15,680	16,919
Tangible assets (non-GAAP)	$12,945,138	$12,672,089

Tangible common equity to tangible assets (non-GAAP)	8.81%	8.43%

Average Shareholders’ Equity and Average Tangible Common Equity

	For the three months ended
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Average shareholder’s equity (GAAP)	$1,568,451	$1,490,592	$1,536,221
Less average preferred stock	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164
Less average intangible assets	16,247	17,544	21,540
Average tangible common equity (non-GAAP)	$1,115,052	$1,035,896	$1,077,529

PPNR

	Quarter ended
(in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
CALCULATION OF PRE-PROVISION NET REVENUE (PPNR)
Net interest income	$139,529	$138,835	$101,165
Noninterest income	16,898	16,873	18,641
Less gain on sale of investment securities	381	—	—
Less gain on sale of other real estate owned	90	—	19
Less noninterest expense	80,983	77,149	62,800
PPNR (non-GAAP)	$74,973	$78,559	$56,987

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q and other cautionary statements set forth elsewhere in this report.

Interest Rate Risk

Our interest rate risk management practices are aimed at optimizing net interest income, while guarding against deterioration that could be caused by certain interest rate scenarios. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to manage any impact from market interest rate changes according to our risk tolerances. The Company uses a simulation model to measure the sensitivity to changing rates on earnings and economic value of equity (“EVE”). EVE is a longer term measure of interest rate risk and is based on the discounted cash flow or market value of each asset and liability category on the balance sheet.

The Company determines the sensitivity of its short-term future earnings and EVE to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling. The simulation includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income and EVE based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period and the EVE is compared to the baseline amounts calculated using flat rates. The difference represents the Company’s sensitivity to a positive or negative 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income and EVE at March 31, 2023:

Rate Shock	Annual % change in net interest income	Percentage change in economic value of equity
+ 300 bp	9.8%	6.6%
+ 200 bp	6.6%	4.7%
+ 100 bp	3.3%	2.5%
- 100 bp	(3.5)%	(3.9)%
- 200 bp	(7.8)%	(9.3)%
- 300 bp	(12.4)%	(16.8)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At March 31, 2023, the Company had derivative contracts to manage interest rate risk, including $250.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $62.0 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

The FCA has announced that the most common USD LIBOR settings (overnight, 1-month. 3-month, 6-month and 12-month) will cease publication after September 30, 2024. However, LIBOR rates published after June 30, 2023 will be based on a “synthetic” methodology. LIBOR is commonly referenced in financial instruments. With the cessation of LIBOR, the Company has selected term SOFR as the replacement index for the majority of its variable rate loans and began providing customer notifications in early 2023. The Company ceased using LIBOR and ICE swap rates in new contracts and began issuing SOFR based loans in December 2021.

We have exposure to LIBOR in various financial contracts. Instruments that may be impacted include loans, debt instruments and derivatives, among other financial contracts indexed to LIBOR. We have an internal working group composed of members from legal, credit, finance, operations, risk and audit to monitor developments, develop policies and procedures, assess the impact to the Company from the replacement index for affected contracts that expire after the expected discontinuation of representative LIBOR on June 30, 2023. Amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain circumstances. As of March 31, 2023, the Company’s financial contracts indexed to LIBOR included $375.8 million in loans, $74.9 million in borrowings, and $546.2 million (notional) in derivatives.
In addition, LIBOR may be referenced in other financial contracts not included in the discussion above.

The Company had $6.3 billion in variable rate loans at March 31, 2023. Of these loans, $3.7 billion have an interest rate floor and nearly all of those loans were at or above the floor. $375.8 million in variable rate loans are indexed to LIBOR, $3.0 billion are indexed to the prime rate, $2.2 billion are indexed to SOFR, and $726.8 million are indexed to other rates.

At March 31, 2023, the Company’s available-for-sale and held-to-maturity investment securities totaled $1.6 billion and $720.7 million, respectively. These portfolios consists primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At March 31, 2023, net unrealized losses were $161.6 million and $65.0 million on the available-for-sale and held-to-maturity investment portfolios, respectively.
ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2023. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2022, which is supplemented by the additional risk factor set forth below.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on the Company’s operations and/or stock price.

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially our results of operations. For more information on the Company's liquidity position, please see the “Deposits” and “Liquidity and Capital Resources” sections of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of April 28, 2023.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer