Form 10-Q
period 2023-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2023-08-04
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023.

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

As of August 2, 2023, the Registrant had 37,384,124 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	LIBOR	London Interbank Offered Rate
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	PPP	Paycheck Protection Program
Company	Enterprise Financial Services Corp	SBA	Small Business Administration
CRE	Commercial Real Estate	SEC	Securities and Exchange Commission
EFSC	Enterprise Financial Services Corp	SOFR	Secured Overnight Financing Rate
Enterprise	Enterprise Financial Services Corp

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$202,702	$229,580
Federal funds sold	962	1,753
Interest-earning deposits	118,359	60,026
Total cash and cash equivalents	322,023	291,359
Interest-earning deposits greater than 90 days	6,007	8,029
Securities available-for-sale	1,550,375	1,535,807
Securities held-to-maturity, net	723,959	709,915
Loans held-for-sale	551	1,228
Loans	10,512,623	9,737,138
Allowance for credit losses on loans	(141,319)	(136,932)
Total loans, net	10,371,304	9,600,206
Other investments	66,487	63,790
Fixed assets, net	41,988	42,985
Goodwill	365,164	365,164
Intangible assets, net	14,544	16,919
Other assets	408,752	418,770
Total assets	$13,871,154	$13,054,172

Liabilities and Shareholders' Equity
Noninterest-bearing demand accounts	$3,880,561	$4,642,732
Interest-bearing demand accounts	2,629,339	2,256,295
Money market accounts	2,913,018	2,655,159
Savings accounts	664,838	744,256
Certificates of deposit:
Brokered	893,808	118,968
Other	638,296	411,740
Total deposits	11,619,860	10,829,150
Subordinated debentures and notes	155,706	155,433
FHLB advances	150,000	100,000
Other borrowings	199,390	324,119
Other liabilities	127,965	123,207
Total liabilities	$12,252,921	$11,531,909

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,359,527 and 37,253,292 shares issued and outstanding, respectively	374	373
Additional paid in capital	988,355	982,660
Retained earnings	680,981	597,574
Accumulated other comprehensive loss	(123,465)	(130,332)
Total shareholders' equity	1,618,233	1,522,263
Total liabilities and shareholders' equity	$13,871,154	$13,054,172
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans	$170,159	$102,153	$322,765	$198,276
Debt securities:
Taxable	9,619	6,553	18,905	11,904
Nontaxable	5,659	4,526	11,256	8,468
Interest-earning deposits	2,095	2,495	3,290	3,312
Dividends on equity securities	365	342	714	690
Total interest income	187,897	116,069	356,930	222,650
Interest expense:
Deposits	41,372	3,850	66,033	6,709
Subordinated debentures and notes	2,431	2,257	4,840	4,477
FHLB advances	1,279	197	2,611	392
Other borrowings	2,123	152	3,225	294
Total interest expense	47,205	6,456	76,709	11,872
Net interest income	140,692	109,613	280,221	210,778
Provision (benefit) for credit losses	6,339	658	10,522	(3,410)
Net interest income after provision (benefit) for credit losses	134,353	108,955	269,699	214,188
Noninterest income:
Deposit service charges	3,910	4,749	8,038	8,912
Wealth management revenue	2,472	2,533	4,988	5,155
Card services revenue	2,464	3,514	4,802	6,554
Tax credit income	368	1,186	2,181	3,794
Other income	5,076	2,212	11,179	8,420
Total noninterest income	14,290	14,194	31,188	32,835
Noninterest expense:
Employee compensation and benefits	41,641	36,028	84,144	71,855
Occupancy	3,954	4,309	8,015	8,895
Data processing	3,661	3,111	7,371	6,371
Professional fees	1,566	1,542	3,197	2,719
Other expense	35,134	20,434	64,212	38,384
Total noninterest expense	85,956	65,424	166,939	128,224

Income before income tax expense	62,687	57,725	133,948	118,799
Income tax expense	13,560	12,576	29,083	25,957
Net income	$49,127	$45,149	$104,865	$92,842
Dividends on preferred stock	937	938	1,875	2,167
Net income available to common shareholders	$48,190	$44,211	$102,990	$90,675

Earnings per common share
Basic	$1.29	$1.19	$2.76	$2.42
Diluted	1.29	1.19	2.75	2.41
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$49,127	$45,149	$104,865	$92,842
Other comprehensive income (loss), after-tax:
Change in unrealized gain (loss) on available-for-sale securities	(13,677)	(49,242)	10,301	(128,595)
Reclassification of gain on sale of available-for-sale securities	—	—	(285)	—
Reclassification of gain on held-to-maturity securities	(686)	(701)	(1,324)	(1,405)
Change in unrealized gain (loss) on cash flow hedges	(3,338)	535	(2,063)	2,286
Reclassification of loss on cash flow hedges	211	187	238	456
Total other comprehensive income (loss), after-tax	(17,490)	(49,221)	6,867	(127,258)
Comprehensive income (loss)	$31,637	$(4,072)	$111,732	$(34,416)

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2023
	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2023	75	$71,988	37,311	$373	$984,281	$642,153	$(105,975)	$1,592,820
Net income	—	—	—	—	—	49,127	—	49,127
Other comprehensive income	—	—	—	—	—	—	(17,490)	(17,490)
Common stock dividends ($0.25 per share)	—	—	—	—	—	(9,340)	—	(9,340)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(937)	—	(937)
Issuance under equity compensation plans, net	—	—	48	1	1,409	(22)	—	1,388
Share-based compensation	—	—	—	—	2,665	—	—	2,665
Balance at June 30, 2023	75	$71,988	37,359	$374	$988,355	$680,981	$(123,465)	$1,618,233

Balance December 31, 2022	75	$71,988	37,253	$373	$982,660	$597,574	$(130,332)	$1,522,263
Net income	—	—	—	—	—	104,865	—	104,865
Other comprehensive loss	—	—	—	—	—	—	6,867	6,867
Common stock dividends ($0.50 per share)	—	—	—	—	—	(18,668)	—	(18,668)
Preferred stock dividends ($25.00 per share)	—	—	—	—	—	(1,875)	—	(1,875)
Issuance under equity compensation plans, net	—	—	106	1	561	(915)	—	(353)
Share-based compensation	—	—	—	—	5,134	—	—	5,134
Balance at June 30, 2023	75	$71,988	37,359	$374	$988,355	$680,981	$(123,465)	$1,618,233

Three and six months ended June 30, 2022
	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2022	75	$71,988	37,516	$395	$(73,528)	$1,010,446	$523,136	$(59,260)	$1,473,177
Net income	—	—	—	—	—	—	45,149	—	45,149
Other comprehensive loss	—	—	—	—	—	—	—	(49,221)	(49,221)
Common stock dividends ($0.22 per share)	—	—	—	—	—	—	(8,185)	—	(8,185)
Preferred stock dividends ($12.50 per share)	—	—		—	—	—	(938)	—	(938)
Repurchase of common stock	—	—	(349)	(3)	—	(9,410)	(6,536)	—	(15,949)
Issuance under equity compensation plans, net	—	—	39	—	—	1,266	(7)	—	1,259
Share-based compensation	—	—	—	—	—	2,120	—	—	2,120
Retirement of treasury stock (1,980 shares)		—		(20)	73,528	(27,738)	(45,770)	—	—
Balance at June 30, 2022	75	$71,988	37,206	$372	$—	$976,684	$506,849	$(108,481)	$1,447,412

Balance December 31, 2021	75	$71,988	37,820	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income		—	—	—	—	—	92,842	—	92,842
Other comprehensive income		—	—	—	—	—	—	(127,258)	(127,258)
Common stock dividends ($0.43 per share)		—	—	—	—	—	(16,100)	—	(16,100)
Preferred stock dividends ($28.889 per share)		—		—	—	—	(2,167)	—	(2,167)
Repurchase of common stock		—	(700)	(7)	—	(18,867)	(14,049)	—	(32,923)
Issuance under equity compensation plans, net		—	86	1	—	684	(589)	—	96
Share-based compensation		—	—	—	—	3,806	—	—	3,806
Retirement of treasury stock (1,980 shares)		—		(20)	73,528	(27,738)	(45,770)	—	—
Balance June 30, 2022	75	$71,988	37,206	$372	$—	$976,684	$506,849	$(108,481)	$1,447,412
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$104,865	$92,842
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,547	2,891
Provision (benefit) for credit losses	10,522	(3,410)
Deferred income taxes	776	4,644
Net amortization of discount/premiums on debt securities	2,039	3,157
Net amortization on loan discount/premiums	2,108	(633)
Amortization of intangible assets	2,375	2,758
Amortization of servicing assets	1,006	1,693
Mortgage loans originated-for-sale	(9,578)	(43,352)
Proceeds from mortgage loans sold	10,279	44,789
Loss (gain) on:
Sale of investment securities	(381)	—
Sale of SBA loans	(501)	—
Sale of other real estate	(188)	71
Sale of fixed assets	10	—
Sale of state tax credits	(215)	(41)
Share-based compensation	5,134	3,806
Net change in other assets and liabilities	8,988	5,534
Net cash provided by operating activities	139,786	114,749
Cash flows from investing activities:
Net increase in loans	(789,370)	(251,381)
Proceeds received from:
Sale of debt securities, available-for-sale	28,741	—
Paydown or maturity of debt securities, available-for-sale	119,794	127,119
Paydown or maturity of debt securities, held-to-maturity	3,623	8,671
Redemption of other investments	75,843	3,376
Sale of SBA loans	9,502	—
Sale of state tax credits held for sale	1,225	3,641
Sale of other real estate	457	1,834
Sale of fixed assets	43	—
Settlement of bank-owned life insurance policies	—	534
Payments for the purchase of:
Available-for-sale debt securities	(154,787)	(544,909)
Held-to-maturity debt securities	(21,146)	(83,283)
Other investments	(76,454)	(19,437)
State tax credits held for sale	(75)	(7,352)
Fixed assets	(1,603)	(1,004)
Net cash used in investing activities	(804,207)	(762,191)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(762,171)	168,042
Net increase (decrease) in interest-bearing deposit accounts	1,552,881	(419,223)
Net increase in FHLB advances	50,000	—
Repayments of notes payable	(2,857)	(2,857)
Net decrease in other borrowings	(121,872)	(124,311)
Repurchase of common stock	—	(32,923)
Cash dividends paid on common stock	(18,668)	(16,100)
Cash dividends paid on preferred stock	(1,875)	(2,167)
Other	(353)	96
Net cash provided by (used in) financing activities	695,085	(429,443)
Net increase (decrease) in cash and cash equivalents	30,664	(1,076,885)
Cash and cash equivalents, beginning of period	291,359	2,021,689
Cash and cash equivalents, end of period	$322,023	$944,804
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$74,691	$11,873
Income taxes	21,703	14,889
Noncash investing and financing transactions:
Right-of-use assets obtained in exchange for lease obligations	3,137	4,178
Transfer of securities from available-for-sale to held-to-maturity	—	116,927

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$48,190	$44,211	$102,990	$90,675

Weighted average common shares outstanding	37,347	37,243	37,326	37,514
Additional dilutive common stock equivalents	148	39	185	58
Weighted average diluted common shares outstanding	37,495	37,282	37,511	37,572

Basic earnings per common share:	$1.29	$1.19	$2.76	$2.42
Diluted earnings per common share:	1.29	1.19	$2.75	$2.41

For the three and six months ended June 30, 2023, common stock equivalents of approximately 462,000 and 411,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 363,000 and 319,000 common stock equivalents excluded in the prior year periods, respectively.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$300,450	$12	$(27,320)	$273,142
Obligations of states and political subdivisions	502,171	39	(79,842)	422,368
Agency mortgage-backed securities	717,605	144	(67,007)	650,742
U.S. Treasury bills	201,256	—	(4,605)	196,651
Corporate debt securities	8,750	—	(1,278)	7,472
Total securities available for sale	$1,730,232	$195	$(180,052)	$1,550,375
Held-to-maturity securities:
Obligations of states and political subdivisions	$546,025	$3,168	$(57,023)	$492,170
Agency mortgage-backed securities	54,768	—	(6,232)	48,536
Corporate debt securities	124,024	189	(11,775)	112,438
Total securities held-to-maturity	$724,817	$3,357	$(75,030)	$653,144
Allowance for credit losses	(858)
Total securities held-to-maturity, net	$723,959

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$266,090	$—	$(28,305)	$237,785
Obligations of states and political subdivisions	507,842	27	(90,425)	417,444
Agency mortgage-backed securities	727,931	453	(68,980)	659,404
U.S. Treasury Bills	213,441	1	(4,908)	208,534
Corporate debt securities	13,750	—	(1,110)	12,640
Total securities available for sale	$1,729,054	$481	$(193,728)	$1,535,807
Held-to-maturity securities:
Obligations of states and political subdivisions	$529,012	$2,321	$(65,347)	$465,986
Agency mortgage-backed securities	57,018	—	(6,416)	50,602
Corporate debt securities	124,620	163	(12,854)	111,929
Total securities held to maturity	$710,650	$2,484	$(84,617)	$628,517
Allowance for credit losses	(735)
Total securities held-to-maturity, net	$709,915

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $15.9 million and $17.6 million at June 30, 2023 and December 31, 2022, respectively. Such amounts are amortized over the remaining life of the securities.

At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities having a fair value of $1.6 billion and $734.5 million at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$103,168	$102,696	$1,220	$1,218
Due after one year through five years	367,426	340,209	60,531	55,811
Due after five years through ten years	99,210	88,070	187,374	176,372
Due after ten years	442,823	368,658	420,924	371,207
Agency mortgage-backed securities	717,605	650,742	54,768	48,536
	$1,730,232	$1,550,375	$724,817	$653,144

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	June 30, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$48,444	$1,048	$221,131	$26,272	$269,575	$27,320
Obligations of states and political subdivisions	2,324	191	417,374	79,651	419,698	79,842
Agency mortgage-backed securities	151,797	5,165	473,248	61,842	625,045	67,007
U.S. Treasury bills	118,732	1,231	77,919	3,374	196,651	4,605
Corporate debt securities	1,807	193	5,665	1,085	7,472	1,278
	$323,104	$7,828	$1,195,337	$172,224	$1,518,441	$180,052

	December 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$73,738	$6,249	$163,047	$22,056	$236,785	$28,305
Obligations of states and political subdivisions	103,179	13,501	311,634	76,924	414,813	90,425
Agency mortgage-backed securities	334,431	20,038	281,321	48,942	615,752	68,980
U.S. Treasury bills	198,688	4,908	—	—	198,688	4,908
Corporate debt securities	12,640	1,110	—	—	12,640	1,110
	$722,676	$45,806	$756,002	$147,922	$1,478,678	$193,728

The unrealized losses at both June 30, 2023 and December 31, 2022 were attributable primarily to changes in market interest rates after the securities were purchased. In 2023, the Company established an allowance for credit losses on available-for-sale investment securities through a provision for credit losses of $5.0 million and subsequently charged-off a $5.0 million investment. The charge-off related to the impairment of a debt security from a bank that failed in 2023. At each of June 30, 2023 and December 31, 2022, the Company had no allowance recorded on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $6.1 million and $5.8 million at June 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.9 million at June 30, 2023 and $0.7 million at December 31, 2022.

The Company sold $28.4 million of available-for-sale securities in January 2023 for a gain of $0.4 million. There were no sales of available-for-sale securities in the three months ended June 30, 2023 nor during the three and six months ended June 30, 2022.

Other Investments

At June 30, 2023 and December 31, 2022, other investments totaled $66.5 million and $63.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $16.0 million at June 30, 2023 and $14.0 million at December 31, 2022 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

(in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$4,360,862	$3,859,964
Real estate:
Commercial - investor owned	2,465,654	2,357,820
Commercial - owner occupied	2,336,639	2,270,551
Construction and land development	671,573	611,565
Residential	368,867	395,537
Total real estate loans	5,842,733	5,635,473
Other	315,214	248,990
Loans, before unearned loan fees	10,518,809	9,744,427
Unearned loan fees, net	(6,186)	(7,289)
Loans, including unearned loan fees	$10,512,623	$9,737,138

The loan balance at June 30, 2023 and December 31, 2022, includes a net premium on acquired loans of $9.7 million and $11.9 million, respectively. At June 30, 2023 and December 31, 2022, loans of $3.6 billion and $2.8 billion, respectively, were pledged to FHLB and the Federal Reserve Bank.

Accrued interest receivable totaled $45.9 million and $48.1 million at June 30, 2023 and December 31, 2022, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

SBA 7(a) guaranteed loans sold during the six months ended June 30, 2023 totaled $8.8 million, resulting in a gain on sale of $0.5 million. There were no SBA loan sales during three months ended June 30, 2023 or the three and six months ended June 30, 2022.

A summary of the activity in the ACL on loans by category for the three and six months ended June 30, 2023 and 2022 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2023	$59,149	$36,266	$22,328	$8,889	$6,997	$4,666	$138,295
Provision (benefit) for credit losses	3,857	(2,420)	299	3,898	618	(255)	5,997
Charge-offs	(3,289)	(7)	—	—	(421)	(251)	(3,968)
Recoveries	601	37	73	8	227	49	995
Balance at June 30, 2023	$60,318	$33,876	$22,700	$12,795	$7,421	$4,209	$141,319

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2022	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	8,940	(2,198)	(141)	1,320	(533)	(292)	7,096
Charge-offs	(3,996)	(177)	—	(9)	(523)	(443)	(5,148)
Recoveries	1,539	60	89	40	549	162	2,439
Balance at June 30, 2023	$60,318	$33,876	$22,700	$12,795	$7,421	$4,209	$141,319

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2022	$60,975	$36,194	$17,038	$12,983	$7,109	$4,913	$139,212
Provision (benefit) for credit losses	4,562	(2,680)	(1,066)	183	307	(147)	1,159
Charge-offs	(97)	(200)	(25)	—	(418)	(88)	(828)
Recoveries	206	24	209	14	480	70	1,003
Balance at June 30, 2022	$65,646	$33,338	$16,156	$13,180	$7,478	$4,748	$140,546

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2021	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision (benefit) for credit losses	3,081	(2,559)	(1,648)	(1,391)	(149)	(483)	(3,149)
Charge-offs	(2,256)	(200)	(205)	—	(1,305)	(174)	(4,140)
Recoveries	996	220	449	35	1,005	89	2,794
Balance at June 30, 2022	$65,646	$33,338	$16,156	$13,180	$7,478	$4,748	$140,546

The ACL on sponsor finance loans, which is included in the categories above, represented $22.1 million and $16.1 million, respectively, as of June 30, 2023 and December 31, 2022.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $14.3 million to the ACL over the baseline model at June 30, 2023. These forecasts incorporate an expectation that the Federal Reserve will continue quantitative tightening and that the terminal range of the federal funds rate will be 5.00% to 5.25% and that the recent bank failures are not an indication of a broader problem in the industry. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation, tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the discounted cash flow (DCF) model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At June 30, 2023, the ACL on loans included a qualitative adjustment of approximately $39.7 million. Of this amount, approximately $13.8 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The current year-to-date gross charge-offs by loan class and year of origination is presented in the following table:

	June 30, 2023
	Term Loans by Origination Year
(in thousands)	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$3	$—	$—	$—	$3,824	$3,827
Real estate:
Commercial - investor owned	—	170	7	—	—	177
Construction and land development	—	—	9	—	—	9
Residential	—	—	478	45	—	523
Other	—	129	3	—	—	132
Total current-period gross charge-offs by risk rating	$3	$299	$497	$45	$3,824	$4,668
Total current-period gross charge-offs by performing status						480
Total current-period gross charge-offs						$5,148

The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	June 30, 2023
(in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$9,558	$687	$10,245	$4,480
Real estate:
Commercial - investor owned	2,766	—	2,766	—
Commercial - owner occupied	1,386	—	1,386	—
Construction and land development	742	—	742	742
Residential	959	—	959	959
Other	—	14	14	—
Total	$15,411	$701	$16,112	$6,181

	December 31, 2022
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$4,373	$—	$70	$4,443	$1,047
Real estate:
Commercial - investor owned	3,023	—	—	3,023	—
Commercial - owner occupied	1,177	—	—	1,177	—
Construction and land development	1,192	—	—	1,192	1,192
Residential	—	73	—	73	—
Other	1	—	72	73	—
Total	$9,766	$73	$142	$9,981	$2,239

The nonperforming loan balances at both June 30, 2023 and December 31, 2022 exclude government guaranteed balances of $6.7 million.

No material interest income was recognized on nonaccrual loans during the three or six months ended June 30, 2023 or 2022.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	June 30, 2023
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$—	$—	$5,972
Real estate:
Commercial - investor owned	1,055	774	—
Commercial - owner occupied	1,386	—	—
Construction and land development		742
Residential	—	959	—
Total	$2,441	$2,475	$5,972

	December 31, 2022
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$—	$—	$1,047
Real estate:
Commercial - investor owned	2,238	785	—
Commercial - owner occupied	1,177	—	—
Construction and land development	—	1,192	—
Residential	—	73	—
Total	$3,415	$2,050	$1,047

The aging of the recorded investment in past due loans by class is presented as of the dates indicated.

	June 30, 2023
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$12,386	$3,473	$15,859	$4,345,003	$4,360,862
Real estate:
Commercial - investor owned	—	1,711	1,711	2,463,943	2,465,654
Commercial - owner occupied	19,476	4,078	23,554	2,313,085	2,336,639
Construction and land development	—	—	—	671,573	671,573
Residential	271	959	1,230	367,637	368,867
Other	27	14	41	315,173	315,214
Loans, before unearned loan fees	$32,160	$10,235	$42,395	$10,476,414	$10,518,809
Unearned loan fees, net					(6,186)
Total					$10,512,623

	December 31, 2022
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$555	$2,373	$2,928	$3,857,036	$3,859,964
Real estate:
Commercial - investor owned	—	1,135	1,135	2,356,685	2,357,820
Commercial - owner occupied	8,628	164	8,792	2,261,759	2,270,551
Construction and land development	9	1,192	1,201	610,364	611,565
Residential	1,227	—	1,227	394,310	395,537
Other	18	72	90	248,900	248,990
Loans, before unearned loan fees	$10,437	$4,936	$15,373	$9,729,054	$9,744,427
Unearned loan fees, net					(7,289)
Total					$9,737,138

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

The following table shows the recorded investment at the end of the reporting period for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
	Three months ended		Six months ended
(in thousands)	June 30, 2023	Percent of Total Loan Class	June 30, 2023	Percent of Total Loan Class
Commercial and industrial	$6,533	0.15%	$27,690	0.63%
Real estate:
Commercial - owner occupied	95	—%	95	—%
Construction and land development	396	0.06%	1,138	0.17%
Residential	74	0.02%	74	0.02%
Total	$7,098		$28,997

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty:

	Weighted Average Term Extension (in months)
	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Commercial and industrial	5	6
Real estate:
Commercial - owner occupied	3	3
Construction and land development	6	8
Residential	5	5

The following table shows the aging of the recorded investment in modified loans by class:

	June 30, 2023
(in thousands)	Current	90 or More Days Past Due	Total
Commercial and industrial	$27,029	$661	$27,690
Real estate:
Commercial - owner occupied	95	—	95
Construction and land development	1,138	—	1,138
Residential	74	—	74
Total	$28,336	$661	$28,997

As of June 30, 2023, commercial and industrial loans totaling $0.7 million experienced a default subsequent to being granted a term extension modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off.

There were no loans restructured during the three or six months ended June 30, 2022, and no troubled debt restructurings subsequently defaulted during the three or six months ended June 30, 2022.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	June 30, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$970,780	$1,190,136	$403,954	$279,051	$135,720	$90,012	$14,163	$1,052,233	$4,136,049
Special Mention (7)	13,250	19,004	15,944	12,909	852	11,595	353	64,652	138,559
Classified (8-9)	6,477	9,567	5,415	1,373	23	394	173	30,456	53,878
Total Commercial and industrial	$990,507	$1,218,707	$425,313	$293,333	$136,595	$102,001	$14,689	$1,147,341	$4,328,486

Commercial real estate-investor owned
Pass (1-6)	$271,496	$618,992	$571,395	$363,098	$205,959	$263,606	$5,762	$52,553	$2,352,861
Special Mention (7)	8,343	25,842	16,774	12,184	10,824	13,125	—	—	87,092
Classified (8-9)	—	1,809	—	462	636	4,506	48	—	7,461
Total Commercial real estate-investor owned	$279,839	$646,643	$588,169	$375,744	$217,419	$281,237	$5,810	$52,553	$2,447,414

Commercial real estate-owner occupied
Pass (1-6)	$252,316	$514,007	$514,350	$335,271	$198,183	$346,366	$4,074	$27,122	$2,191,689
Special Mention (7)	10,742	10,906	4,072	19,242	6,093	15,582	4,962	2,496	74,095
Classified (8-9)	—	1,643	2,287	5,009	8,811	23,625	95	500	41,970
Total Commercial real estate-owner occupied	$263,058	$526,556	$520,709	$359,522	$213,087	$385,573	$9,131	$30,118	$2,307,754

Construction real estate
Pass (1-6)	$204,763	$294,359	$113,358	$46,209	$2,524	$3,598	$—	$2,359	$667,170
Special Mention (7)	—	2,165	—	242	126	247	—	—	2,780
Classified (8-9)	1,138	—	—	—	13	472	—	—	1,623
Total Construction real estate	$205,901	$296,524	$113,358	$46,451	$2,663	$4,317	$—	$2,359	$671,573

Residential real estate
Pass (1-6)	$28,768	$46,813	$54,408	$33,718	$20,151	$88,833	$1,472	$81,766	$355,929
Special Mention (7)	44	282	—	—	76	1,137	—	7,549	9,088
Classified (8-9)	—	1,077	72	—	49	1,850	74	—	3,122
Total residential real estate	$28,812	$48,172	$54,480	$33,718	$20,276	$91,820	$1,546	$89,315	$368,139

Other
Pass (1-6)	$7,650	$59,071	$87,218	$54,644	$9,748	$23,914	$—	$58,773	$301,018
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	—	—	—	10	—	1	11
Total Other	$7,650	$59,071	$87,218	$54,644	$9,748	$23,924	$—	$58,774	$301,029

Total loans classified by risk category	$1,775,767	$2,795,673	$1,789,247	$1,163,412	$599,788	$888,872	$31,176	$1,380,460	$10,424,395
Total loans classified by performing status									88,228
Total loans									$10,512,623

	December 31, 2022
	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,403,381	$635,275	$332,740	$172,127	$62,729	$66,152	$8,388	$964,592	$3,645,384
Special Mention (7)	37,048	10,836	13,858	423	7,995	4,102	—	72,944	147,206
Classified (8-9)	16,176	4,457	1,627	24	166	183	—	21,349	43,982
Total Commercial and industrial	$1,456,605	$650,568	$348,225	$172,574	$70,890	$70,437	$8,388	$1,058,885	$3,836,572

Commercial real estate-investor owned
Pass (1-6)	$667,107	$584,644	$392,402	$240,033	$115,530	$202,661	$1,457	$53,051	$2,256,885
Special Mention (7)	18,844	5,751	23,502	11,605	—	13,063	—	—	72,765
Classified (8-9)	1,823	—	465	953	193	6,092	49	—	9,575
Total Commercial real estate-investor owned	$687,774	$590,395	$416,369	$252,591	$115,723	$221,816	$1,506	$53,051	$2,339,225

Commercial real estate-owner occupied
Pass (1-6)	$539,610	$555,690	$362,150	$232,335	$123,095	$270,613	$—	$57,308	$2,140,801
Special Mention (7)	11,164	3,801	16,856	4,455	13,043	9,009	—	800	59,128
Classified (8-9)	—	1,572	3,483	8,910	15,873	11,387	—	—	41,225
Total Commercial real estate-owner occupied	$550,774	$561,063	$382,489	$245,700	$152,011	$291,009	$—	$58,108	$2,241,154

Construction real estate
Pass (1-6)	$290,146	$232,998	$53,129	$2,909	$2,061	$8,480	$—	$1,769	$591,492
Special Mention (7)	17,331	—	681	146	111	106	—	—	18,375
Classified (8-9)	1,192	—	—	14	471	21	—	—	1,698
Total Construction real estate	$308,669	$232,998	$53,810	$3,069	$2,643	$8,607	$—	$1,769	$611,565

Residential real estate
Pass (1-6)	$63,317	$60,910	$48,796	$20,943	$11,259	$88,795	$579	$96,304	$390,903
Special Mention (7)	331	—	—	79	352	781	—	—	1,543
Classified (8-9)	121	73	—	53	1,102	994	—	5	2,348
Total residential real estate	$63,769	$60,983	$48,796	$21,075	$12,713	$90,570	$579	$96,309	$394,794

Other
Pass (1-6)	$38,753	$88,613	$56,252	$10,556	$20,508	$10,796	$—	$9,536	$235,014
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	—	4	3	11	3	4	25
Total Other	$38,753	$88,613	$56,252	$10,560	$20,511	$10,807	$3	$9,540	$235,039

Total loans classified by risk category	$3,106,344	$2,184,620	$1,305,941	$705,569	$374,491	$693,246	$10,476	$1,277,662	$9,658,349
Total loans classified by performing status									78,789
Total loans									$9,737,138

In the tables above, loan originations in 2023 and 2022 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	June 30, 2023
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$32,351	$25	$32,376
Real estate:
Commercial - investor owned	18,240	—	18,240
Commercial - owner occupied	28,885	—	28,885
Residential	728	—	728
Other	7,985	14	7,999
Total	$88,189	$39	$88,228

	December 31, 2022
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$23,240	$70	$23,310
Real estate:
Commercial - investor owned	18,595	—	18,595
Commercial - owner occupied	29,397	—	29,397
Residential	743	—	743
Other	6,672	72	6,744
Total	$78,647	$142	$78,789

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$3,042,564	$3,113,966
Letters of credit	104,449	68,544

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2023 and December 31, 2022, approximately $253.0 million and $246.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $10.3 million and $12.1 million for estimated losses attributable to the unadvanced commitments at June 30, 2023 and December 31, 2022, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2023, the approximate remaining terms of standby letters of credit range from 1 month to 10 years.

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

For hedges of variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts and the Company making variable rate payments. In the fourth quarter 2022, the Company executed a cash flow hedge to reduce a portion of variability in cash flows on the Company’s prime based loan portfolio. The interest rate swap has a notional value of $100.0 million, that effectively fixes the interest rate at 6.63% for the notional amount and has a maturity date of January 1, 2028. In January 2023, the Company entered into another hedge on the prime based loan portfolio with a notional value of $50.0 million, that effectively fixes the interest rate at 6.56% for the notional amount and has a maturity date of February 1, 2027.

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

For hedges of the variable-rate liabilities, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has executed a series of cash flow hedges to fix the effective interest rate for payments due on $62.0 million of LIBOR-based junior subordinated debentures to a weighted-average-fixed rate of 2.62%.

Select terms of the hedges are as follows:

(in thousands)
Notional	Fixed Rate	Maturity Date
$15,465	2.60%	March 15, 2024
$14,433	2.60%	March 30, 2024
$18,558	2.64%	March 15, 2026
$13,506	2.64%	March 17, 2026

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates an additional $1.5 million will be reclassified as a decrease to interest expense and $2.9 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments:
Interest rate swap	$211,962	$161,962	$2,305	$2,348	$2,916	$921
Interest rate collar	100,000	100,000	—	—	449	48
Total			$2,305	$2,348	$3,365	$969

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$744,102	$687,902	$20,805	$20,610	$20,807	$20,612

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The fair value table above provides the location financial assets and liabilities are presented on the Balance Sheet.

As of June 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$23,110	$—	$23,110	$3,534	$19,576	$—
Interest rate collar	—	—	—	—	—	—

Liabilities:
Interest rate swap	$23,723	$—	$23,723	$3,534	$—	$20,189
Interest rate collar	449	—	449	—	—	449
Securities sold under agreements to repurchase	148,901	—	148,901	—	148,901	—

As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$22,958	$—	$22,958	$—	$9,010	$13,948

Liabilities:
Interest rate swap	$21,533	$—	$21,533	$—	$—	$21,533
Interest rate collar	48	—	48	—	—	48
Securities sold under agreements to repurchase	270,773	—	270,773	—	270,773	—

As of June 30, 2023, the fair value of derivatives in a net liability position was $21.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. Furthermore, the Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$273,142	$—	$273,142
Obligations of states and political subdivisions	—	422,368	—	422,368
Agency mortgage-backed securities	—	650,742	—	650,742
U.S. Treasury bills	—	196,651	—	196,651
Corporate debt securities	—	7,472	—	7,472
Total securities available for sale	—	1,550,375	—	1,550,375
Other investments	—	2,772	—	2,772
Derivatives	—	23,110	—	23,110
Total assets	$—	$1,576,257	$—	$1,576,257

Liabilities
Derivatives	$—	$24,172	$—	$24,172
Total liabilities	$—	$24,172	$—	$24,172

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$237,785	$—	$237,785
Obligations of states and political subdivisions	—	417,444	—	417,444
Residential mortgage-backed securities	—	659,404	—	659,404
U.S. Treasury bills	—	208,534	—	208,534
Corporate debt securities	—	12,640	—	12,640
Total securities available-for-sale	—	1,535,807	—	1,535,807
Other investments	—	2,667	—	2,667
Derivative financial instruments	—	22,958	—	22,958
Total assets	$—	$1,561,432	$—	$1,561,432

Liabilities
Derivatives	$—	$21,581	$—	$21,581
Total liabilities	$—	$21,581	$—	$21,581

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	June 30, 2023
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three and six months ended June 30, 2023
Nonaccrual loans	$3,624	$—	$—	$3,624	$3,254

	December 31, 2022
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate	269	—	—	269
Loan servicing asset	1,027		1,027	—
Total	$1,296	$—	$1,027	$269

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	June 30, 2023			December 31, 2022
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$723,959	$653,144	Level 2	$709,915	$628,517	Level 2
Other investments	63,715	63,715	Level 2	61,123	61,123	Level 2
Loans held for sale	551	551	Level 2	1,228	1,228	Level 2
Loans, net	10,371,304	$10,120,441	Level 3	9,600,206	9,328,844	Level 3
State tax credits, held for sale	26,765	28,337	Level 3	27,700	28,880	Level 3
Servicing asset	2,829	3,920	Level 2	3,648	3,905	Level 2

Balance sheet liabilities
Certificates of deposit	$1,532,104	$1,503,334	Level 3	$530,708	$512,229	Level 3
Subordinated debentures and notes	155,706	153,490	Level 2	155,433	152,679	Level 2
FHLB advances	150,000	150,000	Level 2	100,000	100,004	Level 2
Other borrowings	199,390	175,201	Level 2	324,119	324,119	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income after-tax by component:

Three months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, March 31, 2023	$(120,856)	$12,547	$2,334	$(105,975)
Net change	$(13,677)	$(686)	$(3,127)	$(17,490)
Balance, June 30, 2023	$(134,533)	$11,861	$(793)	$(123,465)

Balance, March 31, 2022	$(74,279)	$15,177	$(158)	$(59,260)
Net change	$(49,242)	$(701)	$722	$(49,221)
Balance, June 30, 2022	$(123,521)	$14,476	$564	$(108,481)

Six months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	10,016	(1,324)	(1,825)	6,867
Balance, June 30, 2023	$(134,533)	$11,861	$(793)	$(123,465)

Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	$(128,595)	$(1,405)	$2,742	$(127,258)
Transfer from available-for-sale to held-to-maturity	$(197)	$197	$—	$—
Balance, June 30, 2022	$(123,521)	$14,476	$564	$(108,481)

The following tables present the pre-tax and after-tax changes in the components of other comprehensive income:

	Three months ended June 30,
	2023			2022
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized loss on available-for-sale securities	$(18,285)	$(4,608)	$(13,677)	$(65,832)	$(16,590)	$(49,242)
Reclassification of gain on held-to-maturity securities(a)	(918)	(232)	(686)	(937)	(236)	(701)
Change in unrealized gain (loss) on cash flow hedges	(4,463)	(1,125)	(3,338)	715	180	535
Reclassification of loss on cash flow hedges(b)	282	71	211	250	63	187
Total other comprehensive loss	$(23,384)	$(5,894)	$(17,490)	$(65,804)	$(16,583)	$(49,221)

	Six months ended June 30,
	2023			2022
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$13,771	$3,470	$10,301	$(171,918)	$(43,323)	$(128,595)
Reclassification of gain on sale of available-for-sale securities(a)	(381)	(96)	(285)	—	—	—
Reclassification of gain on held-to-maturity securities(a)	(1,770)	(446)	(1,324)	(1,879)	(474)	(1,405)
Change in unrealized gain (loss) on cash flow hedges	(2,758)	(695)	(2,063)	3,056	770	2,286
Reclassification of loss on cash flow hedges(b)	318	80	238	609	153	456
Total other comprehensive income (loss)	$9,180	$2,313	$6,867	$(170,132)	$(42,874)	$(127,258)

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents miscellaneous income and other expense components that primarily exceed one percent of the aggregate of total interest income and other income in one or more of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Other income:
Bank-owned life insurance	$797	$748	$1,588	$1,782
Community development fees	2,077	193	$2,672	$2,359
Other income	2,202	1,271	6,919	4,279
Total other noninterest income	$5,076	$2,212	$11,179	$8,420

Other expense:
Amortization of intangibles	$1,136	$1,328	$2,375	$2,758
Banking expense	2,292	1,911	4,140	3,412
Deposit costs	16,980	5,905	29,700	10,165
FDIC and other insurance	2,620	1,623	5,192	3,478
Loan, legal expenses	1,886	2,502	3,790	4,235
Outside services	1,612	1,366	3,157	2,628
Other expense	8,608	5,799	15,858	11,708
Total other noninterest expense	$35,134	$20,434	$64,212	$38,384

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2023 compared to the financial condition as of December 31, 2022. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended June 30, 2023, compared to the linked first quarter of 2023 (“linked quarter”) and the results of operations, liquidity and cash flows for the six months ended June 30, 2023 compared to the same period in 2022 (“prior year quarter”). In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2022. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics and are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $141.3 million at June 30, 2023 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $28.9 million. Conversely, the allowance would have increased $47.9 million using only the downside scenario.

Executive Summary

Below are highlights of the Company’s financial performance for the periods indicated.

(in thousands, except per share data)	Three months ended			Six months ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
EARNINGS
Total interest income	$187,897	$169,033	$116,069	$356,930	$222,650
Total interest expense	47,205	29,504	6,456	76,709	11,872
Net interest income	140,692	139,529	109,613	280,221	210,778
Provision (benefit) for credit losses	6,339	4,183	658	10,522	(3,410)
Net interest income after provision (benefit) for credit losses	134,353	135,346	108,955	269,699	214,188
Total noninterest income	14,290	16,898	14,194	31,188	32,835
Total noninterest expense	85,956	80,983	65,424	166,939	128,224
Income before income tax expense	62,687	71,261	57,725	133,948	118,799
Income tax expense	13,560	15,523	12,576	29,083	25,957
Net income	$49,127	$55,738	$45,149	$104,865	$92,842
Preferred stock dividends	937	938	938	1,875	2,167
Net income available to common shareholders	$48,190	$54,800	$44,211	$102,990	$90,675

Basic earnings per share	$1.29	$1.47	$1.19	$2.76	$2.42
Diluted earnings per share	$1.29	$1.46	$1.19	$2.75	$2.41

Return on average assets	1.44%	1.72%	1.34%	1.58%	1.38%
Return on average common equity	12.48%	14.85%	12.65%	13.64%	12.76%
Return on average tangible common equity[1]	16.53%	19.93%	17.44%	18.18%	17.46%
Net interest margin (tax equivalent)	4.49%	4.71%	3.55%	4.60%	3.41%
Efficiency ratio	55.46%	51.77%	52.84%	53.61%	52.63%
Core efficiency ratio[1]	54.04%	50.47%	51.03%	52.25%	50.82%
Book value per common share	$41.39	$40.76	$36.97
Tangible book value per common share[1]	$31.23	$30.55	$26.63

ASSET QUALITY
Net charge-offs (recoveries)	$2,973	$(264)	$(175)	$2,709	$1,346
Nonperforming loans	16,112	11,972	19,560
Classified assets	108,065	110,384	96,801
Nonperforming loans to total loans	0.15%	0.12%	0.21%
Nonperforming assets to total assets	0.12%	0.09%	0.16%
ACL on loans to total loans	1.34%	1.38%	1.52%
Net charge-offs (recoveries) to average loans (annualized)	0.12%	(0.01)%	(0.01)%	0.05%	0.03%

1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•PPNR1 of $68.9 million for the second quarter 2023 and $143.9 million for the six months ended June 30, 2023, decreased $6.0 million and increased $28.4 million, from the linked quarter and prior year-to-date period, respectively. The decrease from the linked quarter was primarily due to a decrease in noninterest income and an increase in noninterest expense. The increase from the prior year-to-date period was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $140.7 million for the second quarter 2023 and $280.2 million for the six months ended June 30, 2023, increased $1.2 million and $69.4 million from the linked and prior year-to-date period, respectively. The NIM was 4.49% for the second quarter 2023 and 4.60% for the six months ended June 30, 2023, compared to 4.71% and 3.41% for the linked and prior year-to-date period, respectively. Net interest income benefited from higher average loan and investment balances and expanding yields on earning assets, partially offset by higher deposit interest expense. NIM decreased 22 basis points from the linked quarter, primarily due to an increase in deposit interest expense. NIM increased 119 basis points from the prior year-to-date period, primarily due to an increase in market interest rates and organic growth in earning assets.

•Noninterest income of $14.3 million for the second quarter 2023 and $31.2 million for the six months ended June 30, 2023, decreased $2.6 million and $1.6 million from the linked quarter and prior year-to-date period, respectively. The decline from the linked quarter was primarily due to decreases in tax credit income and gains on the sale of investment securities and SBA loans. The decline from the prior year-to-date period was primarily due to a decrease in card services revenue and tax credit income, partially offset by an increase in other income. The Durbin Amendment cap on debit card income has decreased card services revenue since July 1, 2022.

•Noninterest expense of $86.0 million for the second quarter 2023 and $166.9 million for the six months ended June 30, 2023, increased $5.0 million and $38.7 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter was primarily due to an increase in variable deposit costs and operational losses. The increase from the prior year-to-date period was due to deposit costs, employee compensation and benefits due to merit increases and headcount, and other expense primarily due to FDIC assessments and operational losses.

Balance sheet highlights:

•Loans – Total loans increased $775.5 million, or 8.0%, to $10.5 billion at June 30, 2023, compared to $9.7 billion at December 31, 2022. Average loans totaled $10.3 billion for the six months ended June 30, 2023 compared to $9.1 billion for the six months ended June 30, 2022.

•Deposits – Total deposits increased $790.7 million, to $11.6 billion at June 30, 2023 from $10.8 billion at December 31, 2022. Total estimated insured deposits, which includes collateralized deposits, reciprocal deposits and accounts that qualify for pass through insurance, totaled $8.3 billion at June 30, 2023, compared to $4.9 billion at December 31, 2022. Average deposits totaled $11.2 billion for the six months ended June 30, 2023, compared to $11.5 billion for the six months ended June 30, 2022. Noninterest deposit accounts represented 33.4% of total deposits and the loan to deposit ratio was 90.5% at June 30, 2023.

•Asset quality – The allowance for credit losses on loans to total loans was 1.34% at June 30, 2023, compared to 1.41% at December 31, 2022. Nonperforming assets to total assets was 0.12% at June 30, 2023 compared to 0.08% at December 31, 2022. A provision for credit losses of $6.3 million and $10.5 million was recorded in the second quarter of 2023 and the six months ended June 30, 2023, respectively. This compares to $4.2 million in the linked quarter and a benefit of $3.4 million in the comparable prior year period.

•Shareholders’ equity – Total shareholders’ equity was $1.62 billion at June 30, 2023, compared to $1.52 billion at December 31, 2022, and the tangible common equity to tangible assets ratio2 was 8.65% at June 30, 2023 compared to 8.43% at December 31, 2022. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at June 30, 2023.

The Company’s Board of Directors approved a quarterly dividend of $0.25 per common share, payable on September 29, 2023 to shareholders of record as of September 15, 2023. The Board of Directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) June 15, 2023 to (but excluding) September 15, 2023. The dividend will be payable on September 15, 2023 to shareholders of record on August 31, 2023.

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

	Three months ended June 30,			Three months ended March 31,			Three months ended June 30,
	2023			2023			2022
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$10,284,873	$170,314	6.64%	$9,795,045	$152,762	6.33%	$9,109,131	$102,328	4.51%
Taxable securities	1,328,891	9,984	3.01	1,322,978	9,635	2.95	1,209,498	6,894	2.29
Non-taxable securities[2]	969,104	7,566	3.13	965,473	7,482	3.14	858,621	6,050	2.83
Total securities	2,297,995	17,550	3.06	2,288,451	17,117	3.03	2,068,119	12,944	2.51
Interest-earning deposits	173,785	2,095	4.84	106,254	1,195	4.56	1,401,961	2,496	0.71
Total interest-earning assets	12,756,653	189,959	5.97	12,189,750	171,074	5.69	12,579,211	117,768	3.76
Noninterest-earning assets	915,332			941,445			949,263
Total assets	$13,671,985			$13,131,195			$13,528,474

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,509,805	$10,120	1.62%	$2,201,910	$5,907	1.09%	$2,329,431	$659	0.11%
Money market accounts	2,920,079	20,499	2.82	2,826,836	15,471	2.22	2,767,595	2,270	0.33
Savings accounts	686,973	227	0.13	732,256	230	0.13	854,860	70	0.03
Certificates of deposit	1,219,500	10,526	3.46	670,521	3,053	1.85	591,091	851	0.58
Total interest-bearing deposits	7,336,357	41,372	2.26	6,431,523	24,661	1.56	6,542,977	3,850	0.24
Subordinated debentures and notes	155,632	2,431	6.27	155,497	2,409	6.28	155,092	2,257	5.84
FHLB advances	98,912	1,279	5.19	110,928	1,332	4.87	50,000	197	1.58
Securities sold under agreements to repurchase	162,606	704	1.74	215,604	749	1.41	202,537	41	0.08
Other borrowings	133,770	1,419	4.25	53,885	353	2.66	21,413	111	2.08
Total interest-bearing liabilities	7,887,277	47,205	2.40	6,967,437	29,504	1.72	6,972,019	6,456	0.37
Noninterest bearing liabilities:
Demand deposits	4,051,456			4,481,966			4,987,455
Other liabilities	111,915			113,341			94,733
Total liabilities	12,050,648			11,562,744			12,054,207
Shareholders' equity	1,621,337			1,568,451			1,474,267
Total liabilities & shareholders' equity	$13,671,985			$13,131,195			$13,528,474
Net interest income		$142,754			$141,570			$111,312
Net interest spread			3.57%			3.97%			3.39%
Net interest margin			4.49%			4.71%			3.55%

[1] Average balances include nonaccrual loans. Interest income includes loan fees of $3.7 million, $3.7 million, and $4.2 million for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $2.1 million, $2.0 million, and $1.7 million for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively.

	Six months ended June 30,
	2023			2022
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$10,041,312	$323,076	6.49%	$9,057,788	$198,629	4.42%
Taxable securities	1,325,951	19,619	2.98	1,180,780	12,593	2.15
Non-taxable securities[2]	967,298	15,048	3.14	815,662	11,320	2.80
Total securities	2,293,249	34,667	3.05	1,996,442	23,913	2.42
Interest-earning deposits	140,206	3,290	4.73	1,590,569	3,313	0.42
Total interest-earning assets	12,474,767	361,033	5.84	12,644,799	225,855	3.60
Noninterest-earning assets	928,317			926,203
Total assets	$13,403,084			$13,571,002

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,356,708	$16,027	1.37%	$2,416,889	$1,194	0.10%
Money market accounts	2,873,715	35,970	2.52	2,819,659	3,730	0.27
Savings accounts	709,490	457	0.13	836,249	137	0.03
Certificates of deposit	946,527	13,579	2.89	599,067	1,648	0.55
Total interest-bearing deposits	6,886,440	66,033	1.93	6,671,864	6,709	0.20
Subordinated debentures and notes	155,565	4,840	6.27	155,026	4,477	5.82
FHLB advances	104,887	2,611	5.02	50,000	392	1.58
Securities sold under agreements to repurchase	188,958	1,453	1.55	232,229	101	0.09
Other borrowings	94,048	1,772	3.80	22,123	193	1.76
Total interest-bearing liabilities	7,429,898	76,709	2.08	7,131,242	11,872	0.34
Noninterest bearing liabilities:
Demand deposits	4,265,521			4,840,558
Other liabilities	112,625			94,129
Total liabilities	11,808,044			12,065,929
Shareholders' equity	1,595,040			1,505,073
Total liabilities & shareholders' equity	$13,403,084			$13,571,002
Net interest income		$284,324			$213,983
Net interest spread			3.76%			3.26%
Net interest margin			4.60%			3.41%

[1] Average balances include nonaccrual loans. Interest income includes loan fees of $7.4 million and $9.3 million for the six months ended June 30, 2023 and 2022, respectively.
[2] Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $4.1 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended June 30, 2023			Six months ended June 30, 2023
	compared to			compared to
	Three months ended March 31, 2023			Six months ended June 30, 2022
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Loans(3)	$8,758	$8,794	$17,552	23,504	100,943	124,447
Taxable securities	62	287	349	1,693	5,333	7,026
Non-taxable securities(3)	71	13	84	2,258	1,470	3,728
Interest-earning deposits	821	79	900	(5,551)	5,528	(23)
Total interest-earning assets	$9,712	$9,173	$18,885	$21,904	$113,274	$135,178

Interest paid on:
Interest-bearing demand accounts	$941	$3,272	$4,213	$(31)	$14,864	$14,833
Money market accounts	547	4,481	5,028	73	32,167	32,240
Savings accounts	(3)	—	(3)	(24)	344	320
Certificates of deposit	3,623	3,850	7,473	1,443	10,488	11,931
Subordinated debentures and notes	10	12	22	16	347	363
FHLB advances	(143)	90	(53)	744	1,475	2,219
Securities sold under agreements to repurchase	(204)	159	(45)	(23)	1,375	1,352
Other borrowings	759	307	1,066	1,163	416	1,579
Total interest-bearing liabilities	5,530	12,171	17,701	3,361	61,476	64,837
Net interest income	$4,182	$(2,998)	$1,184	$18,543	$51,798	$70,341
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) of $142.8 million for the quarter ended June 30, 2023 and $284.3 million for the six months ended June 30, 2023, increased $1.2 million and $70.3 million, from the linked quarter and prior year-to-date period respectively. The increase from the linked quarter and the prior year-to-date period reflects the benefit of higher market interest rates on the Company’s asset sensitive balance sheet combined with organic growth. The effective federal funds rate for the second quarter 2023 was 4.99%, an increase of 47 basis points, compared to the linked quarter. The effective federal funds rate for the first six months of 2023 was 4.76%, an increase of 431 basis points, compared to first six months of 2022.

Compared to the linked quarter, interest income increased $18.9 million, primarily due to a $17.6 million increase in loan interest income from continued loan growth and higher loan yields. Interest on securities and interest-earning cash balances increased $1.3 million from the linked quarter, primarily due to an increase in on-balance sheet liquidity and an increase in average investments. On-balance sheet liquidity increased as the Company maintained a higher level of cash due to the uncertainty surrounding the Federal government’s debt ceiling. Interest on loans benefited from a 31 basis point increase in yield and a $490.0 million increase in average loans compared to the linked quarter. The average interest rate of new loan originations in the second quarter 2023 was 7.60%.

Year-to-date, interest income increased $134.3 million over the prior year period due to a $124.5 million increase in loan interest and a $9.8 million increase in interest on securities and interest earning cash. Loan yields in the first six months of 2023 increased 207 basis points to 6.49%, compared to 4.42% in the prior year period. Average loans increased $983.5 million, or 10.9% over the prior year period. Average securities increased $296.8 million, or 14.9% over the prior year period.

Compared to the linked quarter, interest expense increased $17.7 million primarily due to a $16.7 million increase in deposit interest expense and a $1.0 million increase in interest expense on other borrowings. The increase in interest expense reflects a shift in the deposit mix from demand deposits and interest-bearing demand deposits to money market accounts and certificates of deposit, as well as higher rates paid on deposits. The average cost of interest-bearing deposits was 2.26%, an increase of 70 basis points over the linked quarter. The increase was primarily due to higher rates paid on certificates of deposit and commercial money market accounts, which increased 161 basis points and 60 basis points, respectively, in addition to a higher average certificate of deposit balance. The increase in interest expense on other borrowings was primarily from higher average borrowings to increase on-balance-sheet liquidity due to the uncertain impact of the Federal government debt ceiling debate.

Year-to-date, interest expense increased $64.8 million over the prior year period, primarily due to a $59.3 million increase in deposit interest expense and a $5.5 million increase on borrowed funds. The cost of interest bearing deposits increased 173 basis points year-over-year, while the cost of total interest bearing liabilities increased 174 basis points during the same period.

The total cost of deposits, including noninterest-bearing demand accounts, was 1.46% during the second quarter 2023 and 1.19% in the first six months of 2023, compared to 0.92% and 0.12% in the linked quarter and prior year-to-date period, respectively.

NIM, on a tax equivalent basis, was 4.49% in the second quarter 2023 and 4.60% for the first six months of 2023, a decrease of 22 basis points and an increase of 119 basis points from the linked quarter and the prior year-to-date period, respectively.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
(in thousands)	June 30, 2023	March 31, 2023	Increase (decrease)		June 30, 2023	June 30, 2022	Increase (decrease)
Deposit service charges	$3,910	$4,128	$(218)	(5)%	$8,038	$8,912	$(874)	(10)%
Wealth management revenue	2,472	2,516	(44)	(2)%	4,988	5,155	(167)	(3)%
Card services revenue	2,464	2,338	126	5%	4,802	6,554	(1,752)	(27)%
Tax credit income	368	1,813	(1,445)	(80)%	2,181	3,794	(1,613)	(43)%
Other income	5,076	6,103	(1,027)	(17)%	11,179	8,420	2,759	33%
Total noninterest income	$14,290	$16,898	$(2,608)	(15)%	$31,188	$32,835	$(1,647)	(5)%

Total noninterest income for the second quarter 2023 was $14.3 million, a decrease from the linked quarter of $2.6 million which was primarily due to decreases in tax credit income and other income. Tax credit income is typically highest in the fourth quarter of each year and will vary in other periods based on transaction volumes and fair value changes on credits carried at fair value. The decrease in other income was primarily due to gains on the sale of investment securities and SBA loans in the linked quarter that did not reoccur in the second quarter 2023.

Total noninterest income for the six months ended June 30, 2023 was $31.2 million, a decrease from the prior year period of $1.6 million which was primarily due to decreases in tax credit income and card services revenue. Lower transaction volumes led to the decrease in tax credit income while the Durbin Amendment cap on debit card income has limited card services revenue since July 1, 2022. The increase in other income for the first six months of 2023, compared to the prior year period, is primarily due to gains on the sale of investments and SBA loans and a higher level of income on community development and private equity fund investments.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
(in thousands)	June 30, 2023	March 31, 2023	Increase (decrease)		June 30, 2023	June 30, 2022	Increase (decrease)
Employee compensation and benefits	$41,641	$42,503	$(862)	(2)%	$84,144	$71,855	$12,289	17%
Occupancy	3,954	4,061	(107)	(3)%	8,015	8,895	(880)	(10)%
Data processing	3,661	3,710	(49)	(1)%	7,371	6,371	1,000	16%
Professional fees	1,566	1,631	(65)	(4)%	3,197	2,719	478	18%
Deposit costs	16,980	12,720	4,260	33%	29,700	10,165	19,535	192%
Other expense	18,154	16,358	1,796	11%	34,512	28,219	6,293	22%
Total noninterest expense	$85,956	$80,983	$4,973	6%	$166,939	$128,224	$38,715	30%

Efficiency ratio	55.46%	51.77%	3.69%		53.61%	52.63%	0.98%
Core efficiency ratio[1]	54.04%	50.47%	3.57%		52.25%	50.82%	1.43%

[1] Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Noninterest expense was $86.0 million for the second quarter 2023, an increase of $5.0 million from $81.0 million in the linked quarter. Employee compensation and benefits decreased $0.9 million from the linked quarter due to a $2.8 million decrease in benefits, primarily employer payroll taxes and 401(k) expense that are seasonally higher in the first quarter each year. The decrease in benefits was partially offset by a $1.9 million increase in salaries and variable compensation due to a full quarter of merit increases that became effective on March 1, 2023, and an expanded associate base. Deposit costs relate to certain specialized deposit businesses that are impacted by higher interest rates as well as increasing average balances. Deposit costs increased $4.3 million from the linked quarter primarily due to higher average balances and an increase in expenses related to the earnings credit earned on these accounts. The linked quarter deposit costs were also lower due to the expiration of certain earnings credits that were forfeited. Other expense increased $1.8 million from the linked quarter, primarily related to a $1.5 million increase in operational losses.

Total noninterest expense of $166.9 million for the first six months of 2023 increased $38.7 million from the prior year period, primarily related to a $19.5 million increase in variable deposit costs, a $12.3 million increase in compensation and benefits and a $7.0 million net increase in occupancy and other expenses.

In May 2023, the FDIC issued a Notice of Proposed Rulemaking which would implement a special assessment to recover the cost associated with protecting uninsured depositors following the closure of several FDIC insured banks. The FDIC is proposing to collect a special assessment at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods. As proposed, the estimated impact of the special assessment is approximately $2.2 million and will be recognized when the rule is finalized.

Income Taxes

The Company’s effective tax rate was 21.6% for the second quarter 2023 and 21.7% for the six months ended June 30, 2023. This compares to the linked quarter and prior year-to-date effective tax rate of 21.8%.

Summary Balance Sheet

(in thousands)	June 30, 2023	December 31, 2022	Increase (decrease)
Total cash and cash equivalents	$322,023	$291,359	$30,664	11%
Securities, net	2,274,334	2,245,722	28,612	1%
Total loans	10,512,623	9,737,138	775,485	8%
Total assets	13,871,154	13,054,172	816,982	6%
Deposits	11,619,860	10,829,150	790,710	7%
Total liabilities	12,252,921	11,531,909	721,012	6%
Total shareholders’ equity	1,618,233	1,522,263	95,970	6%

Total assets were $13.9 billion at June 30, 2023, an increase of $817.0 million from December 31, 2022. Cash and cash equivalents increased as the Company retained a higher level due to uncertainty on the Federal government debt ceiling, while loan production increased the loan portfolio and reinvestment of cash flows and an improvement in the unrealized loss on available for sale investments increased the value of the securities portfolio. Total liabilities of $12.3 billion, increased $721.0 million from December 31, 2022. A $790.7 million increase in deposits, partially offset by a $74.7 million net decrease in FHLB advances and other borrowings, was the primary driver of the increase in total liabilities.

Investments

At June 30, 2023, investment securities were $2.3 billion, or 16%, of total assets, which is comparable to the Company’s historical percentage dating back to 2019. At December 31, 2022, investment securities were $2.2 billion, or 17%, of total assets.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$273,142	12.0%	$237,785	10.6%
Obligations of states and political subdivisions	968,393	42.6%	946,456	42.1%
Agency mortgage-backed securities	705,510	31.0%	716,422	31.9%
U.S. Treasury Bills	196,651	8.6%	208,534	9.3%
Corporate debt securities	131,496	5.8%	137,260	6.1%
Total	$2,275,192	100.0%	$2,246,457	100.0%

Net Unrealized Losses
($ in thousands)	June 30, 2023	December 31, 2022
Available-for-sale securities	$(179,857)	$(193,247)
Held-to-maturity securities	(71,673)	(82,133)
Total	$(251,530)	$(275,380)

Investment securities increased $28.7 million from the prior year end, primarily due to reinvestment of portfolio cash flows and a decrease in the unrealized loss on available-for-sale securities. Investment purchases in the quarter had a weighted average, tax equivalent yield of 5.1%. In January 2023, $28.4 million of available-for-sale investment securities with a tax equivalent yield of 4.0% were sold at a net gain of $0.4 million and were reinvested in securities with a 4.5% yield.

The average duration of the investment portfolio was 5.3 years at June 30, 2023. Due to the shorter duration of the loan portfolio of approximately 3 years, the Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $270 million.

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

The following table sets forth the composition of the loan portfolio by type of loans

(in thousands)	June 30, 2023	December 31, 2022	Increase (decrease)
Commercial and industrial	$4,360,862	$3,859,882	$500,980	13%
Commercial real estate - investor owned	2,465,654	2,357,820	107,834	5%
Commercial real estate - owner occupied	2,336,639	2,270,551	66,088	3%
Construction and land development	671,573	611,565	60,008	10%
Residential real estate	368,867	395,537	(26,670)	(7)%
Other	309,028	241,783	67,245	28%
Total Loans	$10,512,623	$9,737,138	$775,485	8%

The following table provides additional information on select specialty lending detail:

(in thousands)	June 30, 2023	December 31, 2022	Increase (decrease)
C&I	$2,029,370	$1,904,654	$124,716	7%
CRE investor owned	2,290,701	2,176,424	114,277	5%
CRE owner occupied	1,208,675	1,174,094	34,581	3%
SBA Loans*	1,327,667	1,312,378	15,289	1%
Sponsor finance*	879,491	635,061	244,430	38%
Life insurance premium financing*	912,274	817,115	95,159	12%
Tax credits*	609,137	559,605	49,532	9%
SBA PPP loans	5,173	7,272	(2,099)	(29)%
Residential real estate	354,588	379,924	(25,336)	(7)%
Construction and land development	599,375	534,753	64,622	12%
Other	296,172	235,858	60,314	26%
Total loans	$10,512,623	$9,737,138	$775,485	8%

*Specialty loan category

Loans totaled $10.5 billion at June 30, 2023 compared to $9.7 billion at December 31, 2022. The increase was driven primarily by C&I, CRE investor owned, construction and specialty loans. The increase in specialty loans was primarily in the sponsor finance and life insurance areas. Average line draw utilization was 44.6% for the second quarter of 2023, compared to 41.8% for the full year of 2022.

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

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses:

	Quarter ended		Six months ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Provision (benefit) for credit losses on loans	$5,997	$1,099	$7,096	$(3,149)
Provision for available-for-sale securities	250	4,826	5,076	—
Provision (benefit) for off-balance sheet commitments	75	(1,914)	(1,839)	513
Provision (benefit) for held-to-maturity securities	(14)	137	123	93
Charge-offs (recoveries) of accrued interest	31	35	66	(867)
Provision (benefit) for credit losses	$6,339	$4,183	$10,522	$(3,410)

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

A provision for credit losses of $6.3 million for the second quarter 2023 and $10.5 million for the six months ended June 30, 2023, increased $2.2 million and $13.9 million from the linked quarter and prior year-to-date period, respectively. The provision in the second quarter 2023 was primarily related to loan growth, net charge-offs, and a change in forecasted economic factors. The provision in the linked quarter was primarily related to the impairment of an available-for-sale investment security and loan growth, partially offset by a decrease in the reserve on unfunded commitments. The provision for credit losses on the available-for-sale investment security was related to a subordinated debt security in a publicly-traded bank that failed in the first quarter of 2023. The provision for credit losses in the first six months of 2023 was primarily due to loan growth and a decline in forecasted economic factors. The provision benefit in the prior year-to-date period, was primarily due to an improvement in economic factors.

The following table summarizes the allocation of the ACL on loans:

	June 30, 2023		December 31, 2022
(in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$60,318	41.5%	$53,835	39.6%
Real estate:
Commercial	56,576	45.7%	58,943	47.5%
Construction and land development	12,795	6.4%	11,444	6.3%
Residential	7,421	3.5%	7,928	4.1%
Other	4,209	2.9%	4,782	2.5%
Total	$141,319	100.0%	$136,932	100.0%

The ACL on loans was 1.34% of loans at June 30, 2023, compared to 1.41% of loans at December 31, 2022. The decrease in the ACL on loans is due to a continued positive trend in asset quality. Excluding guaranteed loans, the ACL to total loans was 1.48% at June 30, 2023, compared to 1.56% at December 31, 2022.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	June 30, 2023			March 31, 2023
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$2,688	$4,222,236	0.26%	$(231)	$3,873,175	(0.02)%
Real estate:
Commercial	(103)	4,727,171	(0.01)%	131	4,631,183	0.01%
Construction and land development	(8)	693,251	—%	(23)	678,493	(0.01)%
Residential	194	358,917	0.22%	(220)	353,104	(0.25)%
Other	202	282,750	0.29%	79	258,670	0.12%
Total	$2,973	$10,284,325	0.12%	$(264)	$9,794,625	(0.01)%
(1) Excludes loans held for sale.
(2)Annualized.

	Six months ended
	June 30, 2023			June 30, 2022
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$2,457	$4,051,506	0.12%	$1,260	$3,432,543	0.07%
Real estate:
Commercial	28	4,678,103	—%	(264)	4,221,415	(0.01)%
Construction and land development	(31)	685,034	(0.01)%	(35)	748,233	(0.01)%
Residential	(26)	355,409	(0.01)%	300	402,748	0.15%
Other	281	270,776	0.21%	85	250,049	0.07%
Total	$2,709	$10,040,828	0.05%	$1,346	$9,054,988	0.03%
(1) Excludes loans held for sale.
(2)Annualized.
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

(in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$15,411	$9,766
Loans past due 90 days or more and still accruing interest	701	142
Troubled debt restructurings	—	73
Total nonperforming loans	16,112	9,981
Other	—	269
Total nonperforming assets	$16,112	$10,250

Total assets	$13,871,154	$13,054,172
Total loans	10,512,623	9,737,138
Total allowance for credit losses	141,319	136,932

ACL to nonaccrual loans	917%	1,402%
ACL to nonperforming loans	877%	1,372%
ACL to total loans	1.34%	1.41%
Nonaccrual loans to total loans	0.15%	0.10%
Nonperforming loans to total loans	0.15%	0.10%
Nonperforming assets to total assets	0.12%	0.08%

Nonperforming loans based on loan type were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$10,245	$4,443
Commercial real estate	4,152	4,200
Construction and land development	742	1,192
Residential real estate	959	73
Other	14	73
Total	$16,112	$9,981

The following table summarizes the changes in nonperforming loans:

Six months ended
(in thousands)	June 30, 2023
Nonperforming loans, beginning of period	$9,981
Additions	17,705
Charge-offs	(5,148)
Principal payments	(6,426)
Nonperforming loans, end of period	$16,112

Deposits

(in thousands)	June 30, 2023	December 31, 2022	Increase (decrease)
Noninterest-bearing demand accounts	$3,880,561	$4,642,732	$(762,171)	(16)%
Interest-bearing demand accounts	2,629,339	2,256,295	373,044	17%
Money market accounts	2,913,018	2,655,159	257,859	10%
Savings accounts	664,838	744,256	(79,418)	(11)%
Certificates of deposit:
Brokered	893,808	118,968	774,840	651%
Other	638,296	411,740	226,556	55%
Total deposits	$11,619,860	$10,829,150	$790,710	7%

Demand deposits / total deposits	33%	43%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	June 30, 2023		March 31, 2023		June 30, 2022
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,051,456	—%	$4,481,966	—%	$4,987,455	—%

Interest-bearing demand accounts	2,509,805	1.62	2,201,910	1.09	2,329,431	0.11
Money market accounts	2,920,079	2.82	2,826,836	2.22	2,767,595	0.33
Savings accounts	686,973	0.13	732,256	0.13	854,860	0.03
Certificates of deposit	1,219,500	3.46	670,521	1.85	591,091	0.58
Total interest-bearing deposits	$7,336,357	2.26	$6,431,523	1.56	$6,542,977	0.24

Total average deposits	$11,387,813	1.46	$10,913,489	0.92	$11,530,432	0.13

	Six months ended
	June 30, 2023		June 30, 2022
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,265,521	—%	$4,840,558	—%

Interest-bearing demand accounts	2,356,708	1.37	2,416,889	0.10
Money market accounts	2,873,715	2.52	2,819,659	0.27
Savings accounts	709,490	0.13	836,249	0.03
Certificates of deposit	946,527	2.89	599,067	0.55
Total interest-bearing deposits	$6,886,440	1.93	$6,671,864	0.20

Total average deposits	$11,151,961	1.19	$11,512,422	0.12

Total deposits excluding brokered certificates of deposits, were $10.7 billion at June 30, 2023, an increase of $15.9 million from December 31, 2022. The mix of the deposit portfolio shifted from noninterest-bearing demand deposits to higher yielding categories in the current year due to the competitive rate environment. Brokered certificates of deposit increased $774.8 million, to $893.8 million at June 30, 2023. Brokered certificates of deposit were used as a stable funding source to support loan growth in 2023. This strategy helped preserve wholesale borrowing capacity and liquidity measures. The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $2.9 billion at June 30, 2023 and $2.5 billion at December 31, 2022.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $926.6 million at June 30, 2023, compared to $205.8 million at December 31, 2022. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

At June 30, 2023, estimated uninsured/uncollateralized deposits totaled $3.3 billion, or 28% of total deposits, compared to $5.9 billion, or 55% of total deposits, at December 31, 2022. The decrease in estimated uninsured deposits was the result of an increase in reciprocal deposits and accounts that qualify for pass-through insurance.

As rates increase, deposit balances may decline or the composition of the deposit portfolio may continue to shift to higher-yielding deposit products, such as money market accounts or certificates of deposit. The total cost of deposits was 1.46% for the current quarter, compared to 0.92% for the linked quarter. For the year-to-date period in 2023, the total cost of deposits was 1.19%, compared to 0.12% in the prior year period.

Shareholders’ Equity

Shareholders’ equity totaled $1.6 billion at June 30, 2023, an increase of $96.0 million from December 31, 2022. Significant activity during the first six months of 2023 was as follows:

•increase from net income of $104.9 million,
•net increase in fair value of securities and cash flow hedges of $6.9 million, and
•decrease from dividends paid on common and preferred stock of $20.5 million.

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

Additionally, liquidity is provided from lines of credit with the FHLB, the Federal Reserve, and correspondent banks; the ability to acquire large and brokered deposits, sales of the securities portfolio, and the ability to sell loans or loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy. To the extent that other banks tighten their lending capacity, this may impact our ability to sell loan participations.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $322.0 million at June 30, 2023 and $291.4 million at December 31, 2022. Recent increases in short term interest rates, a tightening of monetary policy by the Federal Reserve and recent bank failures has led to competitive pricing pressures and a reduction of deposits in the industry. To enhance liquidity, the Company reduced reinvestment of investment portfolio cash flows for a short period during the six months ended June 30, 2023. However, investment securities are an important tool to the Company’s liquidity objectives and reinvestment of cash flows resumed as the market stabilized.

Available on- and off-balance sheet liquidity sources include the following items:

(in thousands)	June 30, 2023
Federal Reserve Bank borrowing capacity	$2,613,164
FHLB borrowing capacity	764,108
Unpledged securities	647,281
Federal funds lines (7 correspondent banks)	140,000
Cash and interest-bearing deposits	322,023
Holding Company line of credit	25,000
Total	$4,511,576

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.1 billion in unused commitments to extend credit as of June 30, 2023. However, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which was available at June 30, 2023. The line of credit has a one-year term and was renewed in February 2023 for an additional one-year term. The proceeds can be used for general corporate purposes.

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

As of June 30, 2023, and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	June 30, 2023		December 31, 2022
(in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.1%	12.0%	11.1%	12.1%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.5%	12.0%	12.6%	12.1%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.1%	13.0%	14.2%	13.1%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.0%	10.5%	10.9%	10.5%	5.0%	N/A
Tangible common equity to tangible assets[1]	8.65%		8.43%

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

Core Efficiency Ratio

	Quarter ended			Six months ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income (GAAP)	$140,692	$139,529	$109,613	$280,221	$210,778
Tax-equivalent adjustment	2,062	2,041	1,699	4,103	3,205
Net interest income - FTE (non-GAAP)	$142,754	$141,570	$111,312	$284,324	$213,983
Noninterest income (GAAP)	14,290	16,898	14,194	31,188	32,835
Less gain on sale of investment securities	—	381	—	381	—
Less gain on sale of other real estate owned	97	90	(90)	187	(71)
Core revenue (non-GAAP)	$156,947	$157,997	$125,596	$314,944	$246,889

Noninterest expense (GAAP)	$85,956	$80,983	$65,424	$166,939	$128,224
Less amortization on intangibles	1,136	1,239	1,328	2,375	2,758
Core noninterest expense (non-GAAP)	$84,820	$79,744	$64,096	$164,564	$125,466

Core efficiency ratio (non-GAAP)	54.04%	50.47%	51.03%	52.25%	50.82%

Tangible Common Equity, Tangible Book Value per Share, and Tangible Common Equity Ratio

(in thousands)	June 30, 2023	March 31, 2023	December 31, 2022
Shareholders' equity (GAAP)	$1,618,233	$1,592,820	$1,522,263
Less preferred stock	71,988	71,988	71,988
Less goodwill	365,164	365,164	365,164
Less intangible assets	14,544	15,680	16,919
Tangible common equity (non-GAAP)	$1,166,537	$1,139,988	$1,068,192

Common shares outstanding	37,359	37,311	37,253
Tangible book value per share (non-GAAP)	$31.23	$30.55	$28.67

Total assets (GAAP)	$13,871,154	$13,325,982	$13,054,172
Less goodwill	365,164	365,164	365,164
Less intangible assets, net	14,544	15,680	16,919
Tangible assets (non-GAAP)	$13,491,446	$12,945,138	$12,672,089

Tangible common equity to tangible assets (non-GAAP)	8.65%	8.81%	8.43%

Return on Average Tangible Common Equity (ROATCE)

	Quarter ended			Six months ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Average shareholder’s equity (GAAP)	$1,621,337	$1,568,451	$1,474,267	$1,595,040	$1,505,073
Less average preferred stock	71,988	71,988	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164	365,164	365,164
Less average intangible assets	15,094	16,247	20,175	15,667	20,854
Average tangible common equity (non-GAAP)	$1,169,091	$1,115,052	$1,016,940	$1,142,221	$1,047,067

Net income available to common shareholders (GAAP)	$48,190	$54,800	$44,211	$102,990	$90,675
Return on average tangible common equity	16.53%	19.93%	17.44%	18.18%	17.46%

Pre-Provision Net Revenue (PPNR)

	Quarter ended			Six months ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income	$140,692	$139,529	$109,613	$280,221	$210,778
Noninterest income	14,290	16,898	14,194	31,188	32,835
Less gain on sale of investment securities	—	381	—	381	—
Less gain (loss) on sale of other real estate owned	97	90	(90)	187	(71)
Less noninterest expense	85,956	80,983	65,424	166,939	128,224
PPNR (non-GAAP)	$68,929	$74,973	$58,473	$143,902	$115,460

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q and other cautionary statements set forth elsewhere in this report.

Interest Rate Risk

Our interest rate risk management practices are aimed at optimizing net interest income, while guarding against deterioration that could be caused by certain interest rate scenarios. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to manage any impact from market interest rate changes according to our risk tolerances. The Company uses a simulation model to measure the sensitivity to changing rates on earnings.

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling. The simulation includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the baseline amounts calculated using flat rates. The difference represents the Company’s sensitivity to a positive or negative 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income at June 30, 2023:

Rate Shock	Annual % change in net interest income
+ 300 bp	7.0%
+ 200 bp	4.7%
+ 100 bp	2.4%
- 100 bp	(2.7)%
- 200 bp	(5.9)%
- 300 bp	(9.6)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At June 30, 2023, the Company had derivative contracts to manage interest rate risk, including $250.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $62.0 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

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

The Company had $6.5 billion in variable rate loans at June 30, 2023. Of these loans, $4.1 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.9 billion indexed to the prime rate, $2.4 billion indexed to SOFR, $171.0 million indexed to LIBOR, and $958.0 million indexed to other rates.

At June 30, 2023, the Company’s available-for-sale and held-to-maturity investment securities totaled $1.6 billion and $724.0 million, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At June 30, 2023, net unrealized losses were $179.9 million and $71.7 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2023. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Amendment to James B. Lally’s Executive Employment Agreement

On August 4, 2023, Enterprise Financial Services Corp (the “Company”) entered into an amendment (the “Lally Amendment”) to its employment agreement, dated May 2, 2017, with James B. Lally, the Company’s President and Chief Executive Officer and Enterprise Bank & Trust’s (the “Bank’s”) Chairman and Chief Executive Officer. The Lally Amendment was approved by the Board of Directors of the Company (the “Board”) upon the recommendation of the Compensation Committee of the Board. The Lally Amendment provides that if Mr. Lally is terminated without cause or if he voluntarily terminates his employment for good reason outside of the context of a change in control, Mr. Lally’s severance benefits would be paid over the course of two (2) years. The Lally Amendment further provides that if Mr. Lally is terminated without cause or if he voluntarily terminates his employment for good reason in connection with a change in control (a “Change in Control Termination”), Mr. Lally will be entitled to (i) a lump sum cash payment equal to thirty-six (36) months of base salary, (ii) a lump sum cash payment equal to three (3) times the greater of (x) the average of the actual cash bonuses paid to Mr. Lally under the Company’s short-term incentive plan (the “STIP”) with respect to the two (2) fiscal years preceding the date of Mr. Lally’s termination of employment, and (y) the cash target incentive under the STIP for the year of Mr. Lally’s termination of employment as though all “target levels” of performance for such year are completely achieved, (iii) a pro-rated short-term incentive award for the year in which Mr. Lally’s termination of employment occurs, (iv) continued medical benefits for a period of eighteen (18) months following Mr. Lally’s termination of employment, and (v) a lump sum cash payment equal to the value of an additional eighteen (18) months of continuation of medical benefits. In addition, if Mr. Lally experiences a Change in Control Termination, his performance-based equity awards will vest at the greater of target level or the level that corresponds to the Company’s actual performance as of the date of Mr. Lally’s termination of employment. The Lally Amendment further expands the geographic scope of Mr. Lally’s non-competition covenant to reflect the expansion of the Company’s operating territory since his original employment agreement was executed.

Amendment to Keene S. Turner’s Executive Employment Agreement

On August 4, 2023, the Company entered into an amendment (the “Turner Amendment”) to its employment agreement, originally dated September 13, 2013 and amended effective February 27, 2015 and October 29, 2015, with Keene S. Turner, the Senior Executive Vice President, Chief Financial Officer of the Company and the Bank. Among other things, the Turner Amendment provides that if Mr. Turner is terminated without cause or if he voluntarily terminates his employment for good reason and such termination does not constitute a Change in Control Termination, in addition to the benefits to which he is currently entitled under his employment agreement, Mr. Turner would also be entitled to one (1) year of continued medical benefits. The Turner Amendment further provides that if Mr. Turner experiences a Change in Control Termination, the bonus portion of his cash severance payment will be calculated based on the greater of (x) the average of the actual cash bonuses paid to Mr. Turner under the STIP with respect to the two (2) fiscal years preceding the date of his termination of employment, and (y) the cash target incentive under the STIP for the year of his termination of employment as though all “target levels” of performance for such year are completely achieved, and in addition to the benefits to which he is currently entitled under his employment agreement, Mr. Turner would be entitled to two (2) years of continued medical benefits. In addition, if Mr. Turner experiences a Change in Control Termination, his performance-based equity awards will vest at the greater of target level or the level that corresponds to the Company’s actual performance as of the date of Mr. Turner’s termination of employment. The Turner Amendment further expands the geographic scope of Mr. Turner’s non-competition covenant to reflect the expansion of the Company’s operating territory since his original employment agreement was executed. In the event that any payments Mr. Turner would receive in connection with a change in control would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (“Section 280G”), the Turner Amendment provides that such payments will be reduced to the extent that such reduction would cause Mr. Turner’s net after-tax benefit to be greater than the net after-tax benefit he would have received had the Company paid the full amount of the transaction payments.

Amendment to Scott R. Goodman’s Executive Employment Agreement

On August 4, 2023, the Company entered into an amendment (the “Goodman Amendment”) to its employment agreement, originally dated January 1, 2005 and amended effective December 31, 2008 and October 11, 2013, with Scott R. Goodman, the Senior Executive Vice President of the Company and President of the Bank. Among other things, the Goodman Amendment provides that if Mr. Goodman is terminated without cause or if he voluntarily terminates his employment for good reason and such termination does not constitute a Change in Control Termination, Mr. Goodman’s severance benefits would be paid over the course of one (1) year, and in addition to the benefits to which he is currently entitled under his employment agreement, Mr. Goodman would also be entitled to one (1) year of continued medical benefits. The Goodman Amendment provides that if Mr. Goodman experiences a Change in Control Termination, the bonus portion of his cash severance payment will be calculated based on the greater of (x) the average of the actual cash bonuses paid to Mr. Goodman under the STIP with respect to the two (2) fiscal years preceding the date of his termination of employment, and (y) the cash target incentive under the STIP for the year of his termination of employment as though all “target levels” of performance for such year are completely achieved, and in addition to the benefits to which he is currently entitled under his employment agreement, Mr. Goodman will also be entitled to two (2) years of continued medical benefits. In addition, if Mr. Goodman experiences a Change in Control Termination, his performance-based equity awards will vest at the greater of target level or the level that corresponds to the Company’s actual performance as of the date of Mr. Goodman’s termination of employment. The Goodman Amendment further expands the geographic scope of Mr. Goodman’s non-competition covenant to reflect the expansion of the Company’s operating territory since his original employment agreement was executed. In the event that any payments Mr. Goodman would receive in connection with a change in control would constitute “parachute payments” within the meaning of Section 280G, the Goodman Amendment provides that such payments will be reduced to the extent that such reduction would cause Mr. Goodman’s net after-tax benefit to be greater than the net after-tax benefit he would have received had the Company paid the full amount of the transaction payments.

Amendment to Douglas N. Bauche’s Executive Employment Agreement

On August 4, 2023, the Company entered into an amendment (the “Bauche Amendment”) to its employment agreement, originally dated October 24, 2019, with Douglas N. Bauche, the Senior Executive Vice President, Chief Credit Officer of the Company and the Bank. Among other things, the Bauche Amendment provides that if Mr. Bauche experiences a Change in Control Termination, he will be entitled to (i) a lump sum cash payment equal to twenty-four (24) months of base salary, (ii) a lump sum cash payment equal to two (2) times the greater of (x) the average of the actual cash bonuses paid to Mr. Bauche under the STIP with respect to the two (2) fiscal years preceding the date of his termination of employment, and (y) the cash target incentive under the STIP for the year of his termination of employment as though all “target levels” of performance for such year are completely achieved, (iii) a pro-rated short-term incentive award for the year in which Mr. Bauche’s termination of employment occurs, and (iv) continued medical benefits for twenty-four (24) months following Mr. Bauche’s termination of employment. In addition, if Mr. Bauche experiences a Change in Control Termination, his performance-based equity awards will vest at the greater of target level or the level that corresponds to the Company’s actual performance as of the date of Mr. Bauche’s termination of employment. The Bauche Amendment further expands the geographic scope of Mr. Bauche’s non-competition covenant to reflect the expansion of the Company’s operating territory since his original employment agreement was executed.

Amendment to Nicole M. Iannacone’s Executive Employment Agreement

On August 4, 2023, the Company entered into an amendment (the “Iannacone Amendment”) to its employment agreement, originally dated October 24, 2019, with Nicole M. Iannacone, the Senior Executive Vice President, Chief Legal Officer and Corporate Secretary of the Company and the Bank. Among other things, the Iannacone Amendment provides that if Ms. Iannacone experiences a Change in Control Termination, she will be entitled to (i) a lump sum cash payment equal to twenty-four (24) months of base salary, (ii) a lump sum cash payment equal to two (2) times the greater of (x) the average of the actual cash bonuses paid to Ms. Iannacone under the STIP with respect to the two (2) fiscal years preceding the date of her termination of employment, and (y) the cash target incentive under the STIP for the year of her termination of employment as though all “target levels” of performance for such year are completely achieved, (iii) a pro-rated short-term incentive award for the year in which Ms. Iannacone’s termination of employment occurs, and (iv) continued medical benefits for twenty-four (24) months following Ms. Iannacone’s termination of employment. In addition, if Ms. Iannacone experiences a Change in Control Termination, her performance-based equity awards will vest at the greater of target level or the level that corresponds to the Company’s actual performance as of the date of Ms. Iannacone’s termination of employment. The Iannacone Amendment further expands the geographic scope of Ms. Iannacone’s non-competition covenant to reflect the expansion of the Company’s operating territory since her original employment agreement was executed.

The foregoing descriptions of the material terms of the foregoing amended employment agreements do not purport to be complete and are qualified in their entirety be reference to the relevant exhibits. Copies of the amendments for each of Messrs. Lally, Turner, Goodman, Bauche and Iannacone are attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 respectively.

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

*10.1    First Amendment to Executive Employment Agreement, by and between the Company and James B. Lally, dated as of August 4, 2023.

*10.2    Third Amendment to Executive Employment Agreement, by and between the Company and Keene S. Turner, dated as of August 4, 2023.

*10.3    Third Amendment to Executive Employment Agreement, by and between the Company and Scott R. Goodman, dated as of August 4, 2023.

*10.4    First Amendment to Executive Employment Agreement, by and between the Company and Douglas N. Bauche, dated as of August 4, 2023.

*10.5    First Amendment to Executive Employment Agreement, by and between the Company and Nicole M. Iannacone, dated as of August 4, 2023.

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of August 4, 2023.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer