Form 10-Q
period 2023-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2023-10-27
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023.

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

As of October 25, 2023, the Registrant had 37,385,651 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	LIBOR	London Interbank Offered Rate
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
Company	Enterprise Financial Services Corp	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	SBA	Small Business Administration
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
Enterprise	Enterprise Financial Services Corp	SOFR	Secured Overnight Financing Rate

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$190,806	$229,580
Federal funds sold	1,699	1,753
Interest-earning deposits	178,193	60,026
Total cash and cash equivalents	370,698	291,359
Interest-earning deposits greater than 90 days	4,353	8,029
Securities available-for-sale	1,487,104	1,535,807
Securities held-to-maturity, net	730,655	709,915
Loans held-for-sale	212	1,228
Loans	10,616,820	9,737,138
Allowance for credit losses on loans	(142,133)	(136,932)
Total loans, net	10,474,687	9,600,206
Other investments	61,819	63,790
Fixed assets, net	41,268	42,985
Goodwill	365,164	365,164
Intangible assets, net	13,425	16,919
Other assets	475,657	418,770
Total assets	$14,025,042	$13,054,172

Liabilities and Shareholders' Equity
Noninterest-bearing demand accounts	$3,852,486	$4,642,732
Interest-bearing demand accounts	2,749,598	2,256,295
Money market accounts	3,211,302	2,655,159
Savings accounts	625,843	744,256
Certificates of deposit:
Brokered	695,551	118,968
Other	775,127	411,740
Total deposits	11,909,907	10,829,150
Subordinated debentures and notes	155,844	155,433
FHLB advances	—	100,000
Other borrowings	182,372	324,119
Other liabilities	165,039	123,207
Total liabilities	$12,413,162	$11,531,909

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,385,177 and 37,253,292 shares issued and outstanding, respectively	374	373
Additional paid in capital	992,044	982,660
Retained earnings	715,303	597,574
Accumulated other comprehensive loss	(167,829)	(130,332)
Total shareholders' equity	1,611,880	1,522,263
Total liabilities and shareholders' equity	$14,025,042	$13,054,172
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans	$180,241	$118,465	$503,006	$316,741
Debt securities:
Taxable	10,141	7,766	29,046	19,670
Nontaxable	5,700	4,976	16,956	13,444
Interest-earning deposits	4,509	4,190	7,799	7,502
Dividends on equity securities	315	298	1,029	988
Total interest income	200,906	135,695	557,836	358,345
Interest expense:
Deposits	55,354	8,687	121,387	15,396
Subordinated debentures and notes	2,466	2,313	7,306	6,790
FHLB advances	141	103	2,752	495
Other borrowings	1,306	302	4,531	596
Total interest expense	59,267	11,405	135,976	23,277
Net interest income	141,639	124,290	421,860	335,068
Provision (benefit) for credit losses	8,030	676	18,552	(2,734)
Net interest income after provision (benefit) for credit losses	133,609	123,614	403,308	337,802
Noninterest income:
Deposit service charges	4,187	4,951	12,225	13,863
Wealth management revenue	2,614	2,432	7,602	7,587
Card services revenue	2,560	2,652	7,362	9,206
Tax credit income (loss)	(2,673)	(3,625)	(492)	169
Other income	5,397	3,044	16,576	11,464
Total noninterest income	12,085	9,454	43,273	42,289
Noninterest expense:
Employee compensation and benefits	40,771	36,999	124,915	108,854
Occupancy	4,198	4,497	12,213	13,392
Data processing	3,830	3,543	11,201	9,914
Professional fees	1,407	1,597	4,604	4,316
Other expense	38,438	22,207	102,650	60,591
Total noninterest expense	88,644	68,843	255,583	197,067

Income before income tax expense	57,050	64,225	190,998	183,024
Income tax expense	12,385	14,025	41,468	39,982
Net income	$44,665	$50,200	$149,530	$143,042
Dividends on preferred stock	938	937	2,813	3,104
Net income available to common shareholders	$43,727	$49,263	$146,717	$139,938

Earnings per common share
Basic	$1.17	$1.32	$3.93	$3.74
Diluted	1.17	1.32	3.91	3.73
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$44,665	$50,200	$149,530	$143,042
Other comprehensive income (loss), after-tax:
Change in unrealized loss on available-for-sale securities	(41,257)	(45,283)	(30,956)	(173,878)
Reclassification of gain on sale of available-for-sale securities	—	—	(285)	—
Reclassification of gain on held-to-maturity securities	(647)	(647)	(1,971)	(2,052)
Change in unrealized gain (loss) on cash flow hedges	(2,684)	1,165	(4,747)	3,451
Reclassification of loss on cash flow hedges	224	55	462	511
Total other comprehensive loss, after-tax	(44,364)	(44,710)	(37,497)	(171,968)
Comprehensive income (loss)	$301	$5,490	$112,033	$(28,926)

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2023
	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2023	75	$71,988	37,359	$374	$988,355	$680,981	$(123,465)	$1,618,233
Net income	—	—	—	—	—	44,665	—	44,665
Other comprehensive loss	—	—	—	—	—	—	(44,364)	(44,364)
Common stock dividends ($0.25 per share)	—	—	—	—	—	(9,346)	—	(9,346)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Issuance under equity compensation plans, net	—	—	26	—	1,014	(59)	—	955
Share-based compensation	—	—	—	—	2,675	—	—	2,675
Balance at September 30, 2023	75	$71,988	37,385	$374	$992,044	$715,303	$(167,829)	$1,611,880

Balance December 31, 2022	75	$71,988	37,253	$373	$982,660	$597,574	$(130,332)	$1,522,263
Net income	—	—	—	—	—	149,530	—	149,530
Other comprehensive loss	—	—	—	—	—	—	(37,497)	(37,497)
Common stock dividends ($0.75 per share)	—	—	—	—	—	(28,014)	—	(28,014)
Preferred stock dividends ($37.50 per share)	—	—	—	—	—	(2,813)	—	(2,813)
Issuance under equity compensation plans, net	—	—	132	1	1,575	(974)	—	602
Share-based compensation	—	—	—	—	7,809	—	—	7,809
Balance at September 30, 2023	75	$71,988	37,385	$374	$992,044	$715,303	$(167,829)	$1,611,880

Three and nine months ended September 30, 2022
	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2022	75	$71,988	37,206	$372	$—	$976,684	$506,849	$(108,481)	$1,447,412
Net income	—	—	—	—	—	—	50,200	—	50,200
Other comprehensive loss	—	—	—	—	—	—	—	(44,710)	(44,710)
Common stock dividends ($0.23 per share)	—	—	—	—	—	—	(8,562)	—	(8,562)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	—	(937)	—	(937)
Issuance under equity compensation plans, net	—	—	17	—	—	737	(44)	—	693
Share-based compensation	—	—	—	—	—	2,122	—	—	2,122
Balance at September 30, 2022	75	$71,988	37,223	$372	$—	$979,543	$547,506	$(153,191)	$1,446,218

Balance December 31, 2021	75	$71,988	37,820	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income	—	—	—	—	—	—	143,042	—	143,042
Other comprehensive loss	—	—	—	—	—	—	—	(171,968)	(171,968)
Common stock dividends ($0.66 per share)	—	—	—	—	—	—	(24,662)	—	(24,662)
Preferred stock dividends ($41.389 per share)	—	—	—	—	—	—	(3,104)	—	(3,104)
Repurchase of common stock	—	—	(700)	(7)	—	(18,867)	(14,049)	—	(32,923)
Issuance under equity compensation plans, net	—	—	103	1	—	1,421	(633)	—	789
Share-based compensation	—	—	—	—	—	5,928	—	—	5,928
Retirement of treasury stock (1,980 shares)	—	—	—	(20)	73,528	(27,738)	(45,770)	—	—
Balance September 30, 2022	75	$71,988	37,223	$372	$—	$979,543	$547,506	$(153,191)	$1,446,218
The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$149,530	$143,042
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,818	4,268
Provision (benefit) for credit losses	18,552	(2,734)
Deferred income taxes	(103)	1,796
Net amortization of discount/premiums on debt securities	2,996	4,488
Net amortization on loan discount/premiums	3,819	(289)
Amortization of intangible assets	3,493	4,068
Amortization of servicing assets	1,307	2,195
Mortgage loans originated-for-sale	(14,560)	(57,281)
Proceeds from mortgage loans sold	15,648	63,266
Loss (gain) on:
Sale of investment securities	(381)	—
Sale of SBA loans	(2,015)	—
Sale of other real estate	(187)	93
Sale of fixed assets	10	(44)
Sale of state tax credits	(215)	(154)
Share-based compensation	7,809	5,928
Net change in other assets and liabilities	(269)	19,215
Net cash provided by operating activities	189,252	187,857
Cash flows from investing activities:
Net increase in loans	(943,905)	(337,863)
Proceeds received from:
Sale of debt securities, available-for-sale	28,741	—
Paydown or maturity of debt securities, available-for-sale	171,923	183,230
Paydown or maturity of debt securities, held-to-maturity	5,086	10,819
Redemption of other investments	88,863	8,304
Sale of SBA loans	44,975	—
Sale of state tax credits held for sale	1,225	8,406
Sale of other real estate	457	2,517
Sale of fixed assets	83	1,489
Settlement of bank-owned life insurance policies	—	534
Payments for the purchase of:
Available-for-sale debt securities	(198,962)	(635,733)
Held-to-maturity debt securities	(30,893)	(115,697)
Other investments	(84,023)	(17,963)
State tax credits held for sale	(75)	(18,846)
Fixed assets	(2,193)	(1,321)
Net cash used in investing activities	(918,698)	(912,124)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(790,246)	64,103
Net increase (decrease) in interest-bearing deposit accounts	1,871,003	(350,308)
Repayments of long-term FHLB advances	—	(50,000)
Net decrease in FHLB advances	(100,000)	—
Repayments of notes payable	(4,286)	(4,286)
Net decrease in other borrowings	(137,461)	(152,155)
Repurchase of common stock	—	(32,923)
Cash dividends paid on common stock	(28,014)	(24,662)
Cash dividends paid on preferred stock	(2,813)	(3,104)
Other	602	789
Net cash provided by (used in) financing activities	808,785	(552,546)
Net increase (decrease) in cash and cash equivalents	79,339	(1,276,813)
Cash and cash equivalents, beginning of period	291,359	2,021,689
Cash and cash equivalents, end of period	$370,698	$744,876
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$129,205	$22,517
Income taxes	34,013	30,505
Noncash investing and financing transactions:
Transfer to other bank owned assets in settlement of loans	$6,933	$—
Right-of-use assets obtained in exchange for lease obligations	6,001	9,072
Transfer of securities from available-for-sale to held-to-maturity	—	116,927

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$43,727	$49,263	$146,717	$139,938

Weighted average common shares outstanding	37,405	37,241	37,353	37,422
Additional dilutive common stock equivalents	115	106	140	96
Weighted average diluted common shares outstanding	37,520	37,347	37,493	37,518

Basic earnings per common share:	$1.17	$1.32	$3.93	$3.74
Diluted earnings per common share:	1.17	1.32	$3.91	$3.73

For the three and nine months ended September 30, 2023, common stock equivalents of approximately 440,000 and 430,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 218,000 common stock equivalents excluded in both the three and nine months ended September 30, 2022.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$308,181	$—	$(28,724)	$279,457
Obligations of states and political subdivisions	501,515	8	(114,089)	387,434
Agency mortgage-backed securities	713,896	—	(85,926)	627,970
U.S. Treasury bills	189,775	—	(4,984)	184,791
Corporate debt securities	8,750	—	(1,298)	7,452
Total securities available for sale	$1,722,117	$8	$(235,021)	$1,487,104
Held-to-maturity securities:
Obligations of states and political subdivisions	$554,459	$68	$(87,975)	$466,552
Agency mortgage-backed securities	53,259	—	(7,477)	45,782
Corporate debt securities	123,722	202	(13,598)	110,326
Total securities held-to-maturity	$731,440	$270	$(109,050)	$622,660
Allowance for credit losses	(785)
Total securities held-to-maturity, net	$730,655

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$266,090	$—	$(28,305)	$237,785
Obligations of states and political subdivisions	507,842	27	(90,425)	417,444
Agency mortgage-backed securities	727,931	453	(68,980)	659,404
U.S. Treasury Bills	213,441	1	(4,908)	208,534
Corporate debt securities	13,750	—	(1,110)	12,640
Total securities available for sale	$1,729,054	$481	$(193,728)	$1,535,807
Held-to-maturity securities:
Obligations of states and political subdivisions	$529,012	$2,321	$(65,347)	$465,986
Agency mortgage-backed securities	57,018	—	(6,416)	50,602
Corporate debt securities	124,620	163	(12,854)	111,929
Total securities held to maturity	$710,650	$2,484	$(84,617)	$628,517
Allowance for credit losses	(735)
Total securities held-to-maturity, net	$709,915

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $15.0 million and $17.6 million at September 30, 2023 and December 31, 2022, respectively. Such amounts are amortized over the remaining life of the securities.

At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.4 billion and $734.5 million at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available for sale		Held to maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$104,552	$103,752	$1,220	$1,213
Due after one year through five years	361,488	334,362	65,625	60,259
Due after five years through ten years	103,873	87,087	194,325	176,400
Due after ten years	438,308	333,933	417,011	339,006
Agency mortgage-backed securities	713,896	627,970	53,259	45,782
	$1,722,117	$1,487,104	$731,440	$622,660

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	September 30, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$43,940	$800	$235,517	$27,924	$279,457	$28,724
Obligations of states and political subdivisions	3,687	467	383,239	113,622	386,926	114,089
Agency mortgage-backed securities	102,488	3,210	523,672	82,716	626,160	85,926
U.S. Treasury bills	76,579	173	108,212	4,811	184,791	4,984
Corporate debt securities	—	—	7,452	1,298	7,452	1,298
	$226,694	$4,650	$1,258,092	$230,371	$1,484,786	$235,021

	December 31, 2022
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$73,738	$6,249	$163,047	$22,056	$236,785	$28,305
Obligations of states and political subdivisions	103,179	13,501	311,634	76,924	414,813	90,425
Agency mortgage-backed securities	334,431	20,038	281,321	48,942	615,752	68,980
U.S. Treasury bills	198,688	4,908	—	—	198,688	4,908
Corporate debt securities	12,640	1,110	—	—	12,640	1,110
	$722,676	$45,806	$756,002	$147,922	$1,478,678	$193,728

The unrealized losses at both September 30, 2023 and December 31, 2022 were attributable primarily to changes in market interest rates after the securities were purchased. In 2023, the Company established an allowance for credit losses on available-for-sale investment securities through a provision for credit losses of $5.0 million and subsequently charged-off a $5.0 million investment. The charge-off related to the impairment of a debt security from a bank that failed in 2023. At each of September 30, 2023 and December 31, 2022, the Company had no allowance recorded on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $6.7 million and $5.8 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.8 million at September 30, 2023 and $0.7 million at December 31, 2022.

The Company sold $28.4 million of available-for-sale securities in January 2023 for a gain of $0.4 million. There were no sales of available-for-sale securities in the three months ended September 30, 2023 nor during the three and nine months ended September 30, 2022.

Other Investments

At September 30, 2023 and December 31, 2022, other investments totaled $61.8 million and $63.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $10.0 million at September 30, 2023 and $14.0 million at December 31, 2022 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

(in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$4,449,129	$3,859,964
Real estate:
Commercial - investor owned	2,425,821	2,357,820
Commercial - owner occupied	2,361,370	2,270,551
Construction and land development	723,138	611,565
Residential	375,986	395,537
Total real estate loans	5,886,315	5,635,473
Other	286,953	248,990
Loans, before unearned loan fees	10,622,397	9,744,427
Unearned loan fees, net	(5,577)	(7,289)
Loans, including unearned loan fees	$10,616,820	$9,737,138

The loan balance at September 30, 2023 and December 31, 2022, includes a net premium on acquired loans of $9.1 million and $11.9 million, respectively. At September 30, 2023 and December 31, 2022, loans of $3.9 billion and $2.8 billion, respectively, were pledged to FHLB and the Federal Reserve Bank.

Accrued interest receivable totaled $64.5 million and $48.1 million at September 30, 2023 and December 31, 2022, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

SBA 7(a) guaranteed loans sold during the three and nine months ended September 30, 2023 totaled $33.3 million and $42.1 million, respectively. A gain on sale of $1.5 million and $2.0 million was recognized for the three and nine months ended September 30, 2023, respectively. There were no SBA loan sales during 2022.

Consumer mortgage loans secured by residential real estate in process of foreclosure totaled $1.0 million at September 30, 2023. There were no consumer mortgage loans secured by residential real estate in process of foreclosure at December 31, 2022.

A summary of the activity in the ACL on loans by category for the three and nine months ended September 30, 2023 and 2022 is as follows:

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2023	$60,318	$33,876	$22,700	$12,795	$7,421	$4,209	$141,319
Provision (benefit) for credit losses	3,914	2,851	2,705	(1,662)	(939)	801	7,670
Charge-offs	(2,794)	(4,692)	—	—	(131)	(686)	(8,303)
Recoveries	1,038	27	28	14	271	69	1,447
Balance at September 30, 2023	$62,476	$32,062	$25,433	$11,147	$6,622	$4,393	$142,133

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2022	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	12,854	653	2,564	(342)	(1,472)	509	14,766
Charge-offs	(6,790)	(4,869)	—	(9)	(654)	(1,129)	(13,451)
Recoveries	2,577	87	117	54	820	231	3,886
Balance at September 30, 2023	$62,476	$32,062	$25,433	$11,147	$6,622	$4,393	$142,133

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2022	$65,646	$33,338	$16,156	$13,180	$7,478	$4,748	$140,546
Provision for credit losses	4,202	71	224	(3,987)	99	(105)	504
Charge-offs	(1,320)	—	(190)	—	(401)	(88)	(1,999)
Recoveries	640	225	232	10	365	49	1,521
Balance at September 30, 2022	$69,168	$33,634	$16,422	$9,203	$7,541	$4,604	$140,572

(in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2021	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision (benefit) for credit losses	7,283	(2,488)	(1,424)	(5,378)	(50)	(588)	(2,645)
Charge-offs	(3,576)	(200)	(395)	—	(1,706)	(262)	(6,139)
Recoveries	1,636	445	681	45	1,370	138	4,315
Balance at September 30, 2022	$69,168	$33,634	$16,422	$9,203	$7,541	$4,604	$140,572

The ACL on sponsor finance loans, which is included in the categories above, represented $21.7 million and $16.1 million, respectively, as of September 30, 2023 and December 31, 2022.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $12.9 million to the ACL over the baseline model at September 30, 2023. These forecasts incorporate an expectation that the Federal Reserve will continue quantitative tightening and that the federal funds rate has peaked at the range of 5.25% to 5.50% and will begin falling in the latter half of 2024. It is also assumed that the bank failures in early 2023 were not an indication of a broader problem in the industry. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation, tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the CECL model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At September 30, 2023, the ACL on loans included a qualitative adjustment of approximately $39.3 million. Of this amount, approximately $13.8 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The current year-to-date gross charge-offs by loan class and year of origination is presented in the following table:

	September 30, 2023
	Term Loans by Origination Year
(in thousands)	2022	2021	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$4	$105	$—	$—	$4,915	$1,494	$6,518
Real estate:
Commercial - investor owned	—	170	4,692	7	—	—	4,869
Construction and land development	—	—	—	9	—	—	9
Residential	—	—	—	478	176	—	654
Other	—	457	—	236	12	—	705
Total current-period gross charge-offs by risk rating	$4	$732	$4,692	$730	$5,103	$1,494	$12,755
Total current-period gross charge-offs by performing status							696
Total current-period gross charge-offs							$13,451

The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	September 30, 2023
(in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$11,913	$145	$12,058	$3,087
Real estate:
Commercial - investor owned	20,427	—	20,427	16,254
Commercial - owner occupied	14,705	—	14,705	9,186
Construction and land development	741	—	741	741
Residential	959	—	959	959
Other	1	41	42	—
Total	$48,746	$186	$48,932	$30,227

	December 31, 2022
(in thousands)	Nonaccrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$4,373	$—	$70	$4,443	$1,047
Real estate:
Commercial - investor owned	3,023	—	—	3,023	—
Commercial - owner occupied	1,177	—	—	1,177	—
Construction and land development	1,192	—	—	1,192	1,192
Residential	—	73	—	73	—
Other	1	—	72	73	—
Total	$9,766	$73	$142	$9,981	$2,239

The nonperforming loan balances at September 30, 2023 and December 31, 2022 exclude government guaranteed balances of $6.0 million and $6.7 million, respectively.

No material interest income was recognized on nonaccrual loans during the three or nine months ended September 30, 2023 or 2022.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	September 30, 2023
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$875	$1,864	$3,017
Real estate:
Commercial - investor owned	19,490	—	—
Commercial - owner occupied	4,815	—	5,735
Construction and land development		741
Residential	—	959	—
Total	$25,180	$3,564	$8,752

	December 31, 2022
	Type of Collateral
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$—	$—	$1,047
Real estate:
Commercial - investor owned	2,238	785	—
Commercial - owner occupied	1,177	—	—
Construction and land development	—	1,192	—
Residential	—	73	—
Total	$3,415	$2,050	$1,047

The aging of the recorded investment in past due loans by class is presented as of the dates indicated.

	September 30, 2023
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$15,723	$7,929	$23,652	$4,425,477	$4,449,129
Real estate:
Commercial - investor owned	16,287	937	17,224	2,408,597	2,425,821
Commercial - owner occupied	5,338	13,052	18,390	2,342,980	2,361,370
Construction and land development	1,737	—	1,737	721,401	723,138
Residential	446	959	1,405	374,581	375,986
Other	109	41	150	286,803	286,953
Loans, before unearned loan fees	$39,640	$22,918	$62,558	$10,559,839	$10,622,397
Unearned loan fees, net					(5,577)
Total					$10,616,820

	December 31, 2022
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$555	$2,373	$2,928	$3,857,036	$3,859,964
Real estate:
Commercial - investor owned	—	1,135	1,135	2,356,685	2,357,820
Commercial - owner occupied	8,628	164	8,792	2,261,759	2,270,551
Construction and land development	9	1,192	1,201	610,364	611,565
Residential	1,227	—	1,227	394,310	395,537
Other	18	72	90	248,900	248,990
Loans, before unearned loan fees	$10,437	$4,936	$15,373	$9,729,054	$9,744,427
Unearned loan fees, net					(7,289)
Total					$9,737,138

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

The following table shows the recorded investment at the end of the reporting period for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
	Three months ended		Nine months ended
(in thousands)	September 30, 2023	Percent of Total Loan Class	September 30, 2023	Percent of Total Loan Class
Commercial and industrial	$66	—%	$26,033	0.59%
Real estate:
Commercial - investor owned	1,000	0.04%	1,000	0.04%
Commercial - owner occupied	—	—%	94	—%
Construction and land development	—	—%	1,137	0.16%
Residential	28	0.01%	102	0.03%
Total	$1,094		$28,366

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Weighted Average Term Extension (in months)
	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Commercial and industrial	4	9
Real estate:
Commercial - investor owned	3	3
Commercial - owner occupied	—	5
Construction and land development	—	10
Residential	60	22

The following table shows the aging of the recorded investment in modified loans by class:

	September 30, 2023
(in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$25,483	$550	$—	$26,033
Real estate:
Commercial - investor owned	—	1,000		1,000
Commercial - owner occupied	94	—	—	94
Construction and land development	741	396	—	1,137
Residential	102	—	—	102
Total	$26,420	$1,946	$—	$28,366

As of September 30, 2023, no loans experienced a default subsequent to being granted a term extension modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off.

There were no loans restructured during the three or nine months ended September 30, 2022, and no troubled debt restructurings subsequently defaulted during the three or nine months ended September 30, 2022.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	September 30, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,302,163	$1,135,119	$368,613	$214,946	$132,515	$79,373	$12,078	$986,762	$4,231,569
Special Mention (7)	15,824	1,966	15,127	11,500	781	11,356	200	29,541	86,295
Classified (8-9)	15,146	19,079	2,054	836	22	420	2,477	48,811	88,845
Total Commercial and industrial	$1,333,133	$1,156,164	$385,794	$227,282	$133,318	$91,149	$14,755	$1,065,114	$4,406,709

Commercial real estate-investor owned
Pass (1-6)	$370,443	$588,862	$555,012	$350,266	$175,231	$243,016	$3,891	$51,604	$2,338,325
Special Mention (7)	8,591	19,202	787	2,272	2,051	11,615	—	—	44,518
Classified (8-9)	1,000	1,034	—	15,254	2,832	4,459	48	—	24,627
Total Commercial real estate-investor owned	$380,034	$609,098	$555,799	$367,792	$180,114	$259,090	$3,939	$51,604	$2,407,470

Commercial real estate-owner occupied
Pass (1-6)	$358,503	$504,665	$504,496	$318,273	$194,614	$328,339	$3,985	$29,511	$2,242,386
Special Mention (7)	6,867	2,395	4,390	12,103	4,613	14,364	—	1,428	46,160
Classified (8-9)	2,924	2,381	2,284	1,891	8,844	26,067	5,057	2,199	51,647
Total Commercial real estate-owner occupied	$368,294	$509,441	$511,170	$332,267	$208,071	$368,770	$9,042	$33,138	$2,340,193

Construction real estate
Pass (1-6)	$249,482	$314,888	$116,471	$30,626	$2,288	$3,541	$—	$2,287	$719,583
Special Mention (7)	—	1,863	—	253	—	125	—	—	2,241
Classified (8-9)	1,138	352	—	—	13	469	—	—	1,972
Total Construction real estate	$250,620	$317,103	$116,471	$30,879	$2,301	$4,135	$—	$2,287	$723,796

Residential real estate
Pass (1-6)	$50,727	$43,430	$52,312	$31,857	$19,385	$81,476	$1,335	$82,571	$363,093
Special Mention (7)	173	252	—	—	75	1,448	—	—	1,948
Classified (8-9)	28	1,075	71	—	30	1,582	74	7,500	10,360
Total residential real estate	$50,928	$44,757	$52,383	$31,857	$19,490	$84,506	$1,409	$90,071	$375,401

Other
Pass (1-6)	$4,350	$56,435	$84,634	$53,756	$9,541	$23,851	$—	$37,660	$270,227
Special Mention (7)	—	—	—	—	—	83	—	1	84
Classified (8-9)	—	—	—	—	—	8	—	1	9
Total Other	$4,350	$56,435	$84,634	$53,756	$9,541	$23,942	$—	$37,662	$270,320

Total loans classified by risk category	$2,387,359	$2,692,998	$1,706,251	$1,043,833	$552,835	$831,592	$29,145	$1,279,876	$10,523,889
Total loans classified by performing status									92,931
Total loans									$10,616,820

	December 31, 2022
	Term Loans by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,403,381	$635,275	$332,740	$172,127	$62,729	$66,152	$8,388	$964,592	$3,645,384
Special Mention (7)	37,048	10,836	13,858	423	7,995	4,102	—	72,944	147,206
Classified (8-9)	16,176	4,457	1,627	24	166	183	—	21,349	43,982
Total Commercial and industrial	$1,456,605	$650,568	$348,225	$172,574	$70,890	$70,437	$8,388	$1,058,885	$3,836,572

Commercial real estate-investor owned
Pass (1-6)	$667,107	$584,644	$392,402	$240,033	$115,530	$202,661	$1,457	$53,051	$2,256,885
Special Mention (7)	18,844	5,751	23,502	11,605	—	13,063	—	—	72,765
Classified (8-9)	1,823	—	465	953	193	6,092	49	—	9,575
Total Commercial real estate-investor owned	$687,774	$590,395	$416,369	$252,591	$115,723	$221,816	$1,506	$53,051	$2,339,225

Commercial real estate-owner occupied
Pass (1-6)	$539,610	$555,690	$362,150	$232,335	$123,095	$270,613	$—	$57,308	$2,140,801
Special Mention (7)	11,164	3,801	16,856	4,455	13,043	9,009	—	800	59,128
Classified (8-9)	—	1,572	3,483	8,910	15,873	11,387	—	—	41,225
Total Commercial real estate-owner occupied	$550,774	$561,063	$382,489	$245,700	$152,011	$291,009	$—	$58,108	$2,241,154

Construction real estate
Pass (1-6)	$290,146	$232,998	$53,129	$2,909	$2,061	$8,480	$—	$1,769	$591,492
Special Mention (7)	17,331	—	681	146	111	106	—	—	18,375
Classified (8-9)	1,192	—	—	14	471	21	—	—	1,698
Total Construction real estate	$308,669	$232,998	$53,810	$3,069	$2,643	$8,607	$—	$1,769	$611,565

Residential real estate
Pass (1-6)	$63,317	$60,910	$48,796	$20,943	$11,259	$88,795	$579	$96,304	$390,903
Special Mention (7)	331	—	—	79	352	781	—	—	1,543
Classified (8-9)	121	73	—	53	1,102	994	—	5	2,348
Total residential real estate	$63,769	$60,983	$48,796	$21,075	$12,713	$90,570	$579	$96,309	$394,794

Other
Pass (1-6)	$38,753	$88,613	$56,252	$10,556	$20,508	$10,796	$—	$9,536	$235,014
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	—	4	3	11	3	4	25
Total Other	$38,753	$88,613	$56,252	$10,560	$20,511	$10,807	$3	$9,540	$235,039

Total loans classified by risk category	$3,106,344	$2,184,620	$1,305,941	$705,569	$374,491	$693,246	$10,476	$1,277,662	$9,658,349
Total loans classified by performing status									78,789
Total loans									$9,737,138

In the tables above, loan originations in 2023 and 2022 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	September 30, 2023
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$41,685	$141	$41,826
Real estate:
Commercial - investor owned	18,063	—	18,063
Commercial - owner occupied	28,629	—	28,629
Residential	719	—	719
Other	3,653	41	3,694
Total	$92,749	$182	$92,931

	December 31, 2022
(in thousands)	Performing	Non Performing	Total
Commercial and industrial	$23,240	$70	$23,310
Real estate:
Commercial - investor owned	18,595	—	18,595
Commercial - owner occupied	29,397	—	29,397
Residential	743	—	743
Other	6,672	72	6,744
Total	$78,647	$142	$78,789

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$3,134,567	$3,113,966
Letters of credit	105,652	68,544

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2023 and December 31, 2022, approximately $219.7 million and $246.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $9.8 million and $12.1 million for estimated losses attributable to the unadvanced commitments at September 30, 2023 and December 31, 2022, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance or payment of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2023, the approximate remaining terms of standby letters of credit range from 1 month to 10 years.

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

For hedges of the variable-rate liabilities, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has executed a series of cash flow hedges to fix the effective interest rate for payments due on $62.0 million of junior subordinated debentures to a weighted-average-fixed rate of 2.62%.

Select terms of the hedges are as follows:

(in thousands)
Notional	Fixed Rate	Maturity Date
$15,465	2.60%	March 15, 2024
$14,433	2.60%	March 30, 2024
$18,558	2.64%	March 15, 2026
$13,506	2.64%	March 17, 2026

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates an additional $1.4 million will be reclassified as a decrease to interest expense and $2.9 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments:

	Notional Amount		Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments:
Interest rate swap	$211,962	$161,962	$2,181	$2,348	$4,971	$921
Interest rate collar	100,000	100,000	—	—	1,559	48
Total			$2,181	$2,348	$6,530	$969

Derivatives not Designated as Hedging Instruments:
Interest rate swap	$772,498	$687,902	$23,763	$20,610	$23,764	$20,612

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The fair value table above provides the location financial assets and liabilities are presented on the Balance Sheet.

As of September 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$25,944	$—	$25,944	$6,538	$19,406	$—
Interest rate collar	—	—	—	—	—	—

Liabilities:
Interest rate swap	$28,735	$—	$28,735	$6,538	$—	$22,197
Interest rate collar	1,559	—	1,559	—	—	1,559
Securities sold under agreements to repurchase	133,312	—	133,312	—	133,312	—

As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Received/ Pledged	Net Amount
Assets:
Interest rate swap	$22,958	$—	$22,958	$—	$9,010	$13,948

Liabilities:
Interest rate swap	$21,533	$—	$21,533	$—	$—	$21,533
Interest rate collar	48	—	48	—	—	48
Securities sold under agreements to repurchase	270,773	—	270,773	—	270,773	—

As of September 30, 2023, the fair value of derivatives in a net liability position was $24.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. Furthermore, the Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$279,457	$—	$279,457
Obligations of states and political subdivisions	—	387,434	—	387,434
Agency mortgage-backed securities	—	627,970	—	627,970
U.S. Treasury bills	—	184,791	—	184,791
Corporate debt securities	—	7,452	—	7,452
Total securities available for sale	—	1,487,104	—	1,487,104
Other investments	—	2,696	—	2,696
Derivatives	—	25,944	—	25,944
Total assets	$—	$1,515,744	$—	$1,515,744

Liabilities
Derivatives	$—	$30,294	$—	$30,294
Total liabilities	$—	$30,294	$—	$30,294

	December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$237,785	$—	$237,785
Obligations of states and political subdivisions	—	417,444	—	417,444
Residential mortgage-backed securities	—	659,404	—	659,404
U.S. Treasury bills	—	208,534	—	208,534
Corporate debt securities	—	12,640	—	12,640
Total securities available-for-sale	—	1,535,807	—	1,535,807
Other investments	—	2,667	—	2,667
Derivative financial instruments	—	22,958	—	22,958
Total assets	$—	$1,561,432	$—	$1,561,432

Liabilities
Derivatives	$—	$21,581	$—	$21,581
Total liabilities	$—	$21,581	$—	$21,581

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	September 30, 2023
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$2,243	$—	$—	$2,243
Other real estate	$5,736	$—	$—	$5,736
Total	$7,979	$—	$—	$7,979

	December 31, 2022
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate	269	—	—	269
Loan servicing asset	1,027		1,027	—
Total	$1,296	$—	$1,027	$269

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	September 30, 2023			December 31, 2022
(in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$730,655	$622,660	Level 2	$709,915	$628,517	Level 2
Other investments	59,123	59,123	Level 2	61,123	61,123	Level 2
Loans held for sale	212	212	Level 2	1,228	1,228	Level 2
Loans, net	10,474,687	$10,244,122	Level 3	9,600,206	9,328,844	Level 3
State tax credits, held for sale	26,765	27,529	Level 3	27,700	28,880	Level 3
Servicing asset	3,202	4,058	Level 2	3,648	3,905	Level 2

Balance sheet liabilities
Certificates of deposit	$1,470,678	$1,456,118	Level 3	$530,708	$512,229	Level 3
Subordinated debentures and notes	155,844	153,975	Level 2	155,433	152,679	Level 2
FHLB advances	—	—	Level 2	100,000	100,004	Level 2
Other borrowings	182,372	157,173	Level 2	324,119	324,119	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
(in thousands)	Net Unrealized Loss on Available-for-Sale Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, June 30, 2023	$(134,533)	$11,861	$(793)	$(123,465)
Net change	(41,257)	(647)	(2,460)	(44,364)
Balance, September 30, 2023	$(175,790)	$11,214	$(3,253)	$(167,829)

Balance, June 30, 2022	$(123,521)	$14,476	$564	$(108,481)
Net change	(45,283)	(647)	1,220	(44,710)
Balance, September 30, 2022	$(168,804)	$13,829	$1,784	$(153,191)

Nine months ended
(in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	(31,241)	(1,971)	(4,285)	(37,497)
Balance, September 30, 2023	$(175,790)	$11,214	$(3,253)	$(167,829)

Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	(173,878)	(2,052)	3,962	(171,968)
Transfer from available-for-sale to held-to-maturity	(197)	197	—	—
Balance, September 30, 2022	$(168,804)	$13,829	$1,784	$(153,191)

The following tables present the pre-tax and after-tax changes in the components of other comprehensive loss:

	Three months ended September 30,
	2023			2022
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized loss on available-for-sale securities	$(55,156)	$(13,899)	$(41,257)	$(60,539)	$(15,256)	$(45,283)
Reclassification of gain on held-to-maturity securities(a)	(865)	(218)	(647)	(865)	(218)	(647)
Change in unrealized gain (loss) on cash flow hedges	(3,588)	(904)	(2,684)	1,557	392	1,165
Reclassification of loss on cash flow hedges(b)	299	75	224	73	18	55
Total other comprehensive loss	$(59,310)	$(14,946)	$(44,364)	$(59,774)	$(15,064)	$(44,710)

	Nine months ended September 30,
	2023			2022
(in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized loss on available-for-sale securities	$(41,385)	$(10,429)	$(30,956)	$(232,457)	$(58,579)	$(173,878)
Reclassification of gain on sale of available-for-sale securities(a)	(381)	(96)	(285)	—	—	—
Reclassification of gain on held-to-maturity securities(a)	(2,635)	(664)	(1,971)	(2,743)	(691)	(2,052)
Change in unrealized gain (loss) on cash flow hedges	(6,346)	(1,599)	(4,747)	4,615	1,164	3,451
Reclassification of loss on cash flow hedges(b)	616	154	462	682	171	511
Total other comprehensive loss	$(50,131)	$(12,634)	$(37,497)	$(229,903)	$(57,935)	$(171,968)

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents miscellaneous income and other expense components that primarily exceed one percent of the aggregate of total interest income and other income in one or more of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Other income:
Bank-owned life insurance	$822	$769	$2,410	$2,551
Community development fees	338	170	3,010	2,529
Gain on sale of SBA loans	1,514	—	2,015	—
Other income	2,723	2,105	9,141	6,384
Total other noninterest income	$5,397	$3,044	$16,576	$11,464

Other expense:
Amortization of intangibles	$1,119	$1,310	$3,493	$4,068
Banking expense	1,863	1,958	6,003	5,370
Deposit costs	20,987	7,661	50,687	17,826
FDIC and other insurance	2,868	2,022	8,060	5,500
Loan, legal expenses	2,132	1,768	5,922	6,003
Outside services	1,704	1,332	4,861	3,960
Other expense	7,765	6,156	23,624	17,864
Total other noninterest expense	$38,438	$22,207	$102,650	$60,591

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic and market conditions, including risk of recession, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), U.S. fiscal debt, budget and tax matters, and any slowdown in global economic growth; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services; changes in accounting policies and practices or accounting standards; changes in the method of determining LIBOR and the phase-out of LIBOR; natural disasters; terrorist activities, war and geopolitical matters (including the war in Israel and potential for a broader regional conflict and the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, or other health emergencies, and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity; and other risks discussed under the caption “Risk Factors” under Part I, Item 1A of our 2022 Annual Report on Form 10-K, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2023 compared to the financial condition as of December 31, 2022. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended September 30, 2023, compared to the linked second quarter of 2023 (“linked quarter”) and the results of operations, liquidity and cash flows for the nine months ended September 30, 2023 compared to the same period in 2022 (“prior year quarter”). In light of the nature of the Company’s business, which is not seasonal, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2022. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Allowance for Credit Losses

Utilizing the CECL methodology, the Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s estimate of experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics and are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $142.1 million at September 30, 2023 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $27.4 million. Conversely, the allowance would have increased $44.5 million using only the downside scenario.

Executive Summary

Below are highlights of the Company’s financial performance for the periods indicated.

(in thousands, except per share data)	Three months ended			Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
EARNINGS
Total interest income	$200,906	$187,897	$135,695	$557,836	$358,345
Total interest expense	59,267	47,205	11,405	135,976	23,277
Net interest income	141,639	140,692	124,290	421,860	335,068
Provision (benefit) for credit losses	8,030	6,339	676	18,552	(2,734)
Net interest income after provision (benefit) for credit losses	133,609	134,353	123,614	403,308	337,802
Total noninterest income	12,085	14,290	9,454	43,273	42,289
Total noninterest expense	88,644	85,956	68,843	255,583	197,067
Income before income tax expense	57,050	62,687	64,225	190,998	183,024
Income tax expense	12,385	13,560	14,025	41,468	39,982
Net income	$44,665	$49,127	$50,200	$149,530	$143,042
Preferred stock dividends	938	937	937	2,813	3,104
Net income available to common shareholders	$43,727	$48,190	$49,263	$146,717	$139,938

Basic earnings per share	$1.17	$1.29	$1.32	$3.93	$3.74
Diluted earnings per share	$1.17	$1.29	$1.32	$3.91	$3.73

Return on average assets	1.26%	1.44%	1.51%	1.47%	1.42%
Return on average common equity	11.00%	12.48%	13.74%	12.73%	13.09%
Return on average tangible common equity[1]	14.49%	16.53%	18.82%	16.90%	17.92%
Net interest margin (tax equivalent)	4.33%	4.49%	4.10%	4.50%	3.64%
Efficiency ratio	57.66%	55.46%	51.47%	54.95%	52.22%
Core efficiency ratio[1]	56.18%	54.04%	49.80%	53.55%	50.46%
Book value per common share	$41.19	$41.39	$36.92
Tangible book value per common share[1]	$31.06	$31.23	$26.62

ASSET QUALITY
Net charge-offs	$6,856	$2,973	$478	$9,565	$1,824
Nonperforming loans	48,932	16,112	18,184
Classified assets	184,393	108,065	98,078
Nonperforming loans to total loans	0.46%	0.15%	0.19%
Nonperforming assets to total assets	0.40%	0.12%	0.14%
ACL on loans to total loans	1.34%	1.34%	1.50%
Net charge-offs to average loans (annualized)	0.26%	0.12%	0.02%	0.13%	0.03%

1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•PPNR1 of $65.1 million for the third quarter 2023 and $209.0 million for the nine months ended September 30, 2023, decreased $3.8 million and increased $28.6 million, from the linked quarter and prior year-to-date period, respectively. The decrease from the linked quarter was primarily due to a decrease in noninterest income and an increase in noninterest expense. The increase from the prior year-to-date period was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Net interest income of $141.6 million for the third quarter 2023 and $421.9 million for the nine months ended September 30, 2023, increased $0.9 million and $86.8 million from the linked and prior year-to-date period, respectively. The NIM was 4.33% for the third quarter 2023 and 4.50% for the nine months ended September 30, 2023, compared to 4.49% and 3.64% for the linked and prior year-to-date period, respectively. Net interest income benefited from higher average loan and investment balances and expanding yields on earning assets, partially offset by higher deposit interest expense. NIM decreased 16 basis points from the linked quarter, primarily due to an increase in deposit interest expense. NIM increased 86 basis points from the prior year-to-date period, primarily due to an increase in market interest rates and organic growth in earning assets.

•Noninterest income of $12.1 million for the third quarter 2023 and $43.3 million for the nine months ended September 30, 2023, decreased $2.2 million from the linked quarter and increased $1.0 million from the prior year-to-date period. The decline from the linked quarter was primarily due to a decrease in tax credit and community development income, partially offset by a gain on the sale of SBA loans. The increase from the prior year-to-date period was primarily due to an increase in the sale of assets (SBA loans, securities, and OREO) and other miscellaneous income, partially offset by a decline in deposit service charges and card services revenue. The Durbin Amendment cap on debit card income has decreased card services revenue since July 1, 2022.

•Noninterest expense of $88.6 million for the third quarter 2023 and $255.6 million for the nine months ended September 30, 2023, increased $2.7 million and $58.5 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter was primarily due to an increase in variable deposit costs. The increase from the prior year-to-date period was due to deposit costs, employee compensation and benefits due to merit increases and headcount, and other expense primarily due to FDIC assessments and operational losses.

Balance sheet highlights:

•Loans – Total loans increased $879.7 million, or 9.0%, to $10.6 billion at September 30, 2023, compared to $9.7 billion at December 31, 2022. Average loans totaled $10.2 billion for the nine months ended September 30, 2023 compared to $9.1 billion for the nine months ended September 30, 2022.

•Deposits – Total deposits increased $1.1 billion, to $11.9 billion at September 30, 2023 from $10.8 billion at December 31, 2022. Total estimated insured deposits, which includes collateralized deposits, reciprocal deposits and accounts that qualify for pass through insurance, totaled $8.5 billion at September 30, 2023, compared to $4.9 billion at December 31, 2022. Average deposits totaled $11.4 billion for both the nine months ended September 30, 2023 and 2022. Noninterest deposit accounts represented 32.3% of total deposits and the loan to deposit ratio was 89.1% at September 30, 2023, compared to 42.0% and 84.6%, respectively, for the comparable prior year period.

•Asset quality – The allowance for credit losses on loans to total loans was 1.34% at September 30, 2023, compared to 1.41% at December 31, 2022. Nonperforming assets to total assets was 0.40% at September 30, 2023 compared to 0.08% at December 31, 2022. A provision for credit losses of $8.0 million and $18.6 million was recorded in the third quarter of 2023 and the nine months ended September 30, 2023, respectively. This compares to $6.3 million in the linked quarter and a benefit of $2.7 million in the comparable prior year period.

•Shareholders’ equity – Total shareholders’ equity was $1.61 billion at September 30, 2023, compared to $1.52 billion at December 31, 2022, and the tangible common equity to tangible assets ratio2 was 8.51% at September 30, 2023 compared to 8.43% at December 31, 2022. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at September 30, 2023.

The Company’s Board of Directors approved a quarterly dividend of $0.25 per common share, payable on December 29, 2023 to shareholders of record as of December 15, 2023. The Board of Directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) September 15, 2023 to (but excluding) December 15, 2023. The dividend will be payable on December 15, 2023 to shareholders of record on November 30, 2023.

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

	Three months ended September 30,			Three months ended June 30,			Three months ended September 30,
	2023			2023			2022
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$10,521,966	$180,382	6.80%	$10,284,873	$170,314	6.64%	$9,230,738	$118,642	5.10%
Taxable securities	1,330,828	10,456	3.12	1,328,891	9,984	3.01	1,294,470	8,064	2.27
Non-taxable securities[2]	972,022	7,620	3.11	969,104	7,566	3.13	907,785	6,653	2.84
Total securities	2,302,850	18,076	3.11	2,297,995	17,550	3.06	2,202,255	14,717	2.65
Interest-earning deposits	335,771	4,509	5.33	173,785	2,095	4.84	765,258	4,190	2.17
Total interest-earning assets	13,160,587	202,967	6.12	12,756,653	189,959	5.97	12,198,251	137,549	4.47
Noninterest-earning assets	908,273			915,332			959,870
Total assets	$14,068,860			$13,671,985			$13,158,121

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,672,084	$13,701	2.03%	$2,509,805	$10,120	1.62%	$2,200,619	$1,707	0.31%
Money market accounts	3,079,221	26,427	3.40	2,920,079	20,499	2.82	2,791,822	6,067	0.86
Savings accounts	646,187	250	0.15	686,973	227	0.13	828,747	69	0.03
Certificates of deposit	1,519,119	14,976	3.91	1,219,500	10,526	3.46	554,987	844	0.60
Total interest-bearing deposits	7,916,611	55,354	2.77	7,336,357	41,372	2.26	6,376,175	8,687	0.54
Subordinated debentures and notes	155,769	2,466	6.28	155,632	2,431	6.27	155,225	2,313	5.91
FHLB advances	10,326	141	5.42	98,912	1,279	5.19	25,543	103	1.60
Securities sold under agreements to repurchase	146,893	969	2.61	162,606	704	1.74	198,027	123	0.25
Other borrowings	50,571	337	2.66	133,770	1,419	4.25	19,984	179	3.53
Total interest-bearing liabilities	8,280,170	59,267	2.84	7,887,277	47,205	2.40	6,774,954	11,405	0.67
Noninterest bearing liabilities:
Demand deposits	4,005,923			4,051,456			4,778,720
Other liabilities	134,162			111,915			109,943
Total liabilities	12,420,255			12,050,648			11,663,617
Shareholders' equity	1,648,605			1,621,337			1,494,504
Total liabilities & shareholders' equity	$14,068,860			$13,671,985			$13,158,121
Net interest income		$143,700			$142,754			$126,144
Net interest spread			3.28%			3.57%			3.80%
Net interest margin			4.33%			4.49%			4.10%

[1] Average balances include nonaccrual loans. Interest income includes loan fees of $3.3 million, $3.7 million, and $3.6 million for the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $2.1 million, $2.1 million, and $1.9 million for the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, respectively.

	Nine months ended September 30,
	2023			2022
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans[1,2]	$10,203,291	$503,458	6.60%	$9,116,072	$317,271	4.65%
Taxable securities	1,327,595	30,075	3.03	1,219,093	20,658	2.27
Non-taxable securities[2]	968,890	22,668	3.13	846,707	17,973	2.84
Total securities	2,296,485	52,743	3.07	2,065,800	38,631	2.50
Interest-earning deposits	206,110	7,799	5.06	1,312,442	7,502	0.76
Total interest-earning assets	12,705,886	564,000	5.93	12,494,314	363,404	3.89
Noninterest-earning assets	921,562			937,549
Total assets	$13,627,448			$13,431,863

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,462,988	$29,728	1.61%	$2,344,007	$2,902	0.17%
Money market accounts	2,942,970	62,397	2.83	2,810,278	9,797	0.47
Savings accounts	688,157	707	0.14	833,721	205	0.03
Certificates of deposit	1,139,489	28,555	3.35	584,213	2,492	0.57
Total interest-bearing deposits	7,233,604	121,387	2.24	6,572,219	15,396	0.31
Subordinated debentures and notes	155,633	7,306	6.28	155,093	6,790	5.85
FHLB advances	73,020	2,752	5.04	41,758	495	1.58
Securities sold under agreements to repurchase	174,783	2,422	1.85	220,703	224	0.14
Other borrowings	79,396	2,109	3.55	21,402	372	2.32
Total interest-bearing liabilities	7,716,436	135,976	2.36	7,011,175	23,277	0.44
Noninterest bearing liabilities:
Demand deposits	4,178,038			4,819,718
Other liabilities	119,883			99,458
Total liabilities	12,014,357			11,930,351
Shareholders' equity	1,613,091			1,501,512
Total liabilities & shareholders' equity	$13,627,448			$13,431,863
Net interest income		$428,024			$340,127
Net interest spread			3.57%			3.45%
Net interest margin			4.50%			3.64%

[1] Average balances include nonaccrual loans. Interest income includes loan fees of $10.7 million and $13.0 million for the nine months ended September 30, 2023 and 2022, respectively.
[2] Non-taxable income is presented on a fully tax-equivalent basis using a 25.2% tax rate. The tax-equivalent adjustments were $6.2 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	compared to			compared to
	Three months ended June 30, 2023			Nine months ended September 30, 2022
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Loans(3)	$4,815	$5,253	$10,068	41,448	144,739	186,187
Taxable securities	18	454	472	1,968	7,449	9,417
Non-taxable securities(3)	49	5	54	2,749	1,946	4,695
Interest-earning deposits	2,177	237	2,414	(10,960)	11,257	297
Total interest-earning assets	$7,059	$5,949	$13,008	$35,205	$165,391	$200,596

Interest paid on:
Interest-bearing demand accounts	$729	$2,852	$3,581	$154	$26,672	$26,826
Money market accounts	1,242	4,686	5,928	485	52,115	52,600
Savings accounts	(13)	36	23	(42)	544	502
Certificates of deposit	2,910	1,540	4,450	4,253	21,810	26,063
Subordinated debentures and notes	12	23	35	24	492	516
FHLB advances	(1,193)	55	(1,138)	577	1,680	2,257
Securities sold under agreements to repurchase	(73)	338	265	(57)	2,255	2,198
Other borrowings	(672)	(410)	(1,082)	1,453	284	1,737
Total interest-bearing liabilities	2,942	9,120	12,062	6,847	105,852	112,699
Net interest income	$4,117	$(3,171)	$946	$28,358	$59,539	$87,897
(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income for the third quarter 2023 and the nine months ended September 30, 2023 was $141.6 million and $421.9 million, respectively, an increase of $0.9 million and $86.8 million compared to the linked quarter and prior year period, respectively. Net interest income on a tax equivalent basis of $143.7 million for the quarter ended September 30, 2023 and $428.0 million for the nine months ended September 30, 2023, increased $0.9 million and $87.9 million, from the linked quarter and prior year-to-date period respectively. The increase from the linked quarter and the prior year-to-date period reflects the benefit of higher market interest rates on the Company’s asset sensitive balance sheet combined with organic growth. The effective federal funds rate for the third quarter 2023 was 5.26%, an increase of 27 basis points, compared to the linked quarter. The effective federal funds rate for the first nine months of 2023 was 4.93%, an increase of 389 basis points, compared to first nine months of 2022.

Interest income increased $13.0 million during the third quarter 2023 primarily due to an increase of $10.1 million in loan interest income and a $2.4 million increase in interest on cash accounts. Loan interest income has increased from continued loan growth and higher loan yields. Interest on loans benefited from a 16 basis point increase in yield and a $237.1 million increase in average loans, compared to the linked quarter. The average interest rate of new loan originations in the third quarter 2023 was 7.89%. Interest on cash accounts increased due to a 49 basis point increase in yield and a $162.0 million increase in average balances.

Year-to-date, interest income increased $199.5 million over the prior year period due to a $186.3 million increase in loan interest and a $13.2 million increase in interest on securities and interest earning cash. Loan yields in the first nine months of 2023 increased 195 basis points to 6.60%, compared to 4.65% in the prior year period. Average loans increased $1.1 billion, or 12% over the prior year period. Average securities increased $230.7 million, or 11% over the prior year period. Average interest-earning deposits declined $1.1 billion in the first nine months of 2023 compared to the prior year period. However, a 430 basis point increase in yield to 5.06% in 2023 more than offset the interest income impact of the decreased balance.

Interest expense increased $12.1 million in the third quarter 2023 primarily due to a $14.0 million increase in deposit interest expense. This increase was partially offset by a $1.1 million decrease in interest expense on other borrowings. The increase in deposit interest expense reflects a shift in the deposit mix from demand deposits to interest-bearing deposits, particularly money market accounts and certificates of deposit, as well as higher rates paid on deposits. The average cost of interest-bearing deposits was 2.77%, an increase of 51 basis points over the linked quarter. The increase in rate was primarily due to higher rates paid on commercial money market accounts, certificates of deposit and interest-bearing demand accounts, which increased 58 basis points, 45 basis points, and 41 basis points, respectively. The total cost of deposits, including noninterest-bearing demand accounts, was 1.84% during the third quarter 2023, compared to 1.46% in the linked quarter. The decrease in interest expense on other borrowings was primarily due to a decline in average borrowings, which were reduced due to the increase in liquidity from the growth in core deposits.

Year-to-date, interest expense increased $112.7 million over the prior year period, primarily due to a $106.0 million increase in deposit interest expense and a $6.7 million increase on borrowed funds. The cost of interest bearing deposits increased 193 basis points year-over-year, while the cost of total interest bearing liabilities increased 192 basis points during the same period. The total cost of deposits, including noninterest-bearing demand accounts, was 1.42% in the first nine months of 2023, compared to 0.18% in the prior year-to-date period.

NIM, on a tax equivalent basis, was 4.33% in the third quarter 2023 and 4.50% for the first nine months of 2023, a decrease of 16 basis points and an increase of 86 basis points from the linked quarter and the prior year-to-date period, respectively.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
(in thousands)	September 30, 2023	June 30, 2023	Increase (decrease)		September 30, 2023	September 30, 2022	Increase (decrease)
Deposit service charges	$4,187	$3,910	$277	7%	$12,225	$13,863	$(1,638)	(12)%
Wealth management revenue	2,614	2,472	142	6%	7,602	7,587	15	—%
Card services revenue	2,560	2,464	96	4%	7,362	9,206	(1,844)	(20)%
Tax credit income (loss)	(2,673)	368	(3,041)	(826)%	(492)	169	(661)	(391)%
Other income	5,397	5,076	321	6%	16,576	11,464	5,112	45%
Total noninterest income	$12,085	$14,290	$(2,205)	(15)%	$43,273	$42,289	$984	2%

Total noninterest income for the third quarter 2023 was $12.1 million, a $2.2 million decrease from the linked quarter, primarily due to a decrease in tax credit income. Tax credit income is typically highest in the fourth quarter of each year and will vary in other periods based on transaction volumes and fair value changes on credits carried at fair value. The increase in other income of $0.3 million was primarily due to a $1.5 million gain on the sale of SBA loans, partially offset by a decline in income from community development investments.

Total noninterest income for the nine months ended September 30, 2023 was $43.3 million, an increase from the prior year period of $1.0 million which was primarily due to a $5.1 million increase in other income, partially offset by a decline in deposit service charges and card services revenue. The Durbin Amendment cap on debit card income has limited card services revenue since July 1, 2022. The increase in other income was primarily due to the sale of assets (SBA loans, securities, and OREO), income from private equity investments and loan and swap fees.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
(in thousands)	September 30, 2023	June 30, 2023	Increase (decrease)		September 30, 2023	September 30, 2022	Increase (decrease)
Employee compensation and benefits	$40,771	$41,641	$(870)	(2)%	$124,915	$108,854	$16,061	15%
Occupancy	4,198	3,954	244	6%	12,213	13,392	(1,179)	(9)%
Data processing	3,830	3,661	169	5%	11,201	9,914	1,287	13%
Professional fees	1,407	1,566	(159)	(10)%	4,604	4,316	288	7%
Deposit costs	20,987	16,980	4,007	24%	50,688	7,661	43,027	562%
Other expense	17,451	18,154	(703)	(4)%	51,962	52,930	(968)	(2)%
Total noninterest expense	$88,644	$85,956	$2,688	3%	$255,583	$197,067	$58,516	30%

Efficiency ratio	57.66%	55.46%	2.20%		54.95%	52.22%	2.73%
Core efficiency ratio[1]	56.18%	54.04%	2.14%		53.55%	50.46%	3.09%

[1] Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Noninterest expense was $88.6 million for the third quarter 2023, an increase of $2.7 million from $86.0 million in the linked quarter. Employee compensation and benefits decreased $0.9 million from the linked quarter primarily due to lower claims on self-insured medical policies. Deposit costs relate to certain specialized deposit businesses that are impacted by higher interest rates as well as increasing average balances. Deposit costs increased $4.0 million from the linked quarter primarily due to higher average balances and an increase in expenses related to the earnings credit earned on these accounts. Other expense decreased $0.7 million from the linked quarter, primarily due to a $0.9 million decrease in operational losses.

Total noninterest expense of $255.6 million for the first nine months of 2023 increased $58.5 million from the prior year period, primarily related to a $43.0 million increase in variable deposit costs, and a $16.1 million increase in compensation and benefits.

In May 2023, the FDIC issued a Notice of Proposed Rulemaking which would implement a special assessment to recover the cost associated with protecting uninsured depositors following the closure of FDIC insured banks earlier in 2023. The FDIC is proposing to collect a special assessment at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods. As proposed, the estimated impact of the special assessment is approximately $2.2 million and will be recognized when the rule is finalized.

Income Taxes

The Company’s effective tax rate was 21.7% for both the third quarter 2023 and the nine months ended September 30, 2023. This compares to an effective tax rate of 21.6% and 21.9% for the linked quarter and prior year-to-date period, respectively.

Summary Balance Sheet

(in thousands)	September 30, 2023	December 31, 2022	Increase (decrease)
Total cash and cash equivalents	$370,698	$291,359	$79,339	27%
Securities, net	2,217,759	2,245,722	(27,963)	(1)%
Total loans	10,616,820	9,737,138	879,682	9%
Total assets	14,025,042	13,054,172	970,870	7%
Deposits	11,909,907	10,829,150	1,080,757	10%
Total liabilities	12,413,162	11,531,909	881,253	8%
Total shareholders’ equity	1,611,880	1,522,263	89,617	6%

Total assets were $14.0 billion at September 30, 2023, an increase of $970.9 million from December 31, 2022. Cash and cash equivalents increased due to deposit growth exceeding loan growth, while loan production increased the loan portfolio. Securities decreased primarily due to an decrease in the fair value of available for sale investments, partially offset by an increase in securities primarily due to the reinvestment of cash flows. Total liabilities of $12.4 billion, increased $881.3 million from December 31, 2022. A $1.1 billion increase in deposits, partially offset by a $241.7 million net decrease in FHLB advances and other borrowings, was the primary driver of the increase in total liabilities.

Investments

At September 30, 2023, investment securities were $2.2 billion, or 16%, of total assets, which is comparable to the Company’s historical percentage dating back to 2019. At December 31, 2022, investment securities were $2.2 billion, or 17%, of total assets.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$279,457	12.6%	$237,785	10.6%
Obligations of states and political subdivisions	941,893	42.5%	946,456	42.1%
Agency mortgage-backed securities	681,229	30.7%	716,422	31.9%
U.S. Treasury Bills	184,791	8.3%	208,534	9.3%
Corporate debt securities	131,174	5.9%	137,260	6.1%
Total	$2,218,544	100.0%	$2,246,457	100.0%

Net Unrealized Losses
($ in thousands)	September 30, 2023	December 31, 2022
Available-for-sale securities	$(235,013)	$(193,247)
Held-to-maturity securities	(108,780)	(82,133)
Total	$(343,793)	$(275,380)

Investment securities decreased $27.9 million from the prior year end, primarily due to a decrease in the fair value of the available-for-sale securities, partially offset by an increase from the reinvestment of portfolio cash flows. Investment purchases in 2023 had a weighted average, tax equivalent yield of 5.0%. In January 2023, $28.4 million of available-for-sale investment securities with a tax equivalent yield of 4.0% were sold at a net gain of $0.4 million and were reinvested in securities with a 4.5% yield.

The average duration of the investment portfolio was 5.6 years at September 30, 2023. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $270 million.

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

The following table sets forth the composition of the loan portfolio by type of loans

(in thousands)	September 30, 2023	December 31, 2022	Increase (decrease)
Commercial and industrial	$4,448,535	$3,859,882	$588,653	15%
Commercial real estate - investor owned	2,425,533	2,357,820	67,713	3%
Commercial real estate - owner occupied	2,368,822	2,270,551	98,271	4%
Construction and land development	723,796	611,565	112,231	18%
Residential real estate	376,120	395,537	(19,417)	(5)%
Other	274,014	241,783	32,231	13%
Total Loans	$10,616,820	$9,737,138	$879,682	9%

The following table provides additional information on select specialty lending detail:

(in thousands)	September 30, 2023	December 31, 2022	Increase (decrease)
C&I	$2,020,303	$1,904,654	$115,649	6%
CRE investor owned	2,260,220	2,176,424	83,796	4%
CRE owner occupied	1,255,885	1,174,094	81,791	7%
SBA Loans*	1,309,497	1,312,378	(2,881)	—%
Sponsor finance*	888,000	635,061	252,939	40%
Life insurance premium financing*	928,486	817,115	111,371	14%
Tax credits*	683,580	559,605	123,975	22%
SBA PPP loans	4,940	7,272	(2,332)	(32)%
Residential real estate	364,618	379,924	(15,306)	(4)%
Construction and land development	639,555	534,753	104,802	20%
Other	261,736	235,858	25,878	11%
Total loans	$10,616,820	$9,737,138	$879,682	9%

*Specialty loan category

Loans totaled $10.6 billion at September 30, 2023 compared to $9.7 billion at December 31, 2022. The increase was driven primarily by C&I, CRE investor owned, construction and specialty loans. The increase in specialty loans was primarily in the sponsor finance and life insurance areas. Average line draw utilization was 42.7% for the first nine months of 2023, compared to 41.8% for the full year of 2022.

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the first nine months of 2023, SBA loans totaling $42.1 million were sold.

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses:

	Quarter ended		Nine months ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Provision (benefit) for credit losses on loans	$7,670	$5,997	$14,766	$(2,645)
Provision for available-for-sale securities	—	250	5,076	—
Provision (benefit) for off-balance sheet commitments	(447)	75	(2,286)	853
Provision (benefit) for held-to-maturity securities	(73)	(14)	50	75
Charge-offs (recoveries) of accrued interest	880	31	946	(1,017)
Provision (benefit) for credit losses	$8,030	$6,339	$18,552	$(2,734)

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

A provision for credit losses of $8.0 million for the third quarter 2023 and $18.6 million for the nine months ended September 30, 2023, increased $1.7 million and $21.3 million from the linked quarter and prior year-to-date period, respectively. The provision in the third quarter 2023 was primarily related net charge-offs, an increase in nonperforming loans and loan growth, partially offset by an improvement in forecasted economic factors. The provision in the linked quarter was primarily related to loan growth, and to a lesser extent, net charge-offs. The provision for credit losses in the first nine months of 2023 was primarily due to loan growth, net charge-offs and the increase in nonperforming loans. The provision for credit losses in 2023 also included the impact of the impairment of an available-for-sale investment security. The available-for-sale investment impairment was related to a subordinated debt security in a publicly-traded bank that failed in the first quarter of 2023. The provision benefit in the prior year-to-date period, was primarily due to an improvement in economic factors and the recovery of accrued interest on nonperforming loans.

The following table summarizes the allocation of the ACL on loans:

	September 30, 2023		December 31, 2022
(in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$62,476	41.9%	$53,835	39.6%
Real estate:
Commercial	57,495	45.2%	58,943	47.5%
Construction and land development	11,147	6.8%	11,444	6.3%
Residential	6,622	3.5%	7,928	4.1%
Other	4,393	2.6%	4,782	2.5%
Total	$142,133	100.0%	$136,932	100.0%

The ACL on loans was 1.34% of loans at September 30, 2023, compared to 1.41% of loans at December 31, 2022. The decrease in the ACL on loans is due to improvement in the economic forecast and the charge-off of impaired loans, partially offset by the increase in nonperforming loans. Excluding guaranteed loans, the ACL to total loans was 1.47% at September 30, 2023, compared to 1.56% at December 31, 2022.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	September 30, 2023			June 30, 2023
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$1,756	$4,357,144	0.16%	$2,688	$4,222,236	0.26%
Real estate:
Commercial	4,637	4,752,047	0.39%	(103)	4,727,171	(0.01)%
Construction and land development	(14)	723,653	(0.01)%	(8)	693,251	—%
Residential	(140)	369,648	(0.15)%	194	358,917	0.22%
Other	617	318,790	0.77%	202	282,750	0.29%
Total	$6,856	$10,521,282	0.26%	$2,973	$10,284,325	0.12%
(1) Excludes loans held for sale.
(2)Annualized.

	Nine months ended
	September 30, 2023			September 30, 2022
(in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$4,213	$4,153,634	0.14%	$1,940	$3,496,364	0.07%
Real estate:
Commercial	4,665	4,697,142	0.13%	(531)	4,279,682	(0.02)%
Construction and land development	(45)	706,615	(0.01)%	(45)	703,236	(0.01)%
Residential	(166)	358,391	(0.06)%	336	388,920	0.12%
Other	898	286,957	0.42%	124	245,378	0.07%
Total	$9,565	$10,202,739	0.13%	$1,824	$9,113,580	0.03%
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

(in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$48,746	$9,766
Loans past due 90 days or more and still accruing interest	186	142
Troubled debt restructurings	—	73
Total nonperforming loans	48,932	9,981
Other	6,933	269
Total nonperforming assets	$55,865	$10,250

Total assets	$14,025,042	$13,054,172
Total loans	10,616,820	9,737,138
Total allowance for credit losses	142,133	136,932

ACL to nonaccrual loans	292%	1,402%
ACL to nonperforming loans	290%	1,372%
ACL to total loans	1.34%	1.41%
Nonaccrual loans to total loans	0.46%	0.10%
Nonperforming loans to total loans	0.46%	0.10%
Nonperforming assets to total assets	0.40%	0.08%

Nonperforming loans based on loan type were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$12,058	$4,443
Commercial real estate	35,132	4,200
Construction and land development	741	1,192
Residential real estate	959	73
Other	42	73
Total	$48,932	$9,981

The following table summarizes the changes in nonperforming loans:

Nine months ended
(in thousands)	September 30, 2023
Nonperforming loans, beginning of period	$9,981
Additions	74,568
Charge-offs	(13,451)
Principal payments	(16,430)
Moved to other real estate	(5,736)
Nonperforming loans, end of period	$48,932

Deposits

(in thousands)	September 30, 2023	December 31, 2022	Increase (decrease)
Noninterest-bearing demand accounts	$3,852,486	$4,642,732	$(790,246)	(17)%
Interest-bearing demand accounts	2,749,598	2,256,295	493,303	22%
Money market accounts	3,211,302	2,655,159	556,143	21%
Savings accounts	625,843	744,256	(118,413)	(16)%
Certificates of deposit:
Brokered	695,551	118,968	576,583	485%
Other	775,127	411,740	363,387	88%
Total deposits	$11,909,907	$10,829,150	$1,080,757	10%

Demand deposits / total deposits	32%	43%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	September 30, 2023		June 30, 2023		September 30, 2022
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,005,923	—%	$4,051,456	—%	$4,778,720	—%

Interest-bearing demand accounts	2,672,084	2.03	2,509,805	1.62	2,200,619	0.31
Money market accounts	3,079,221	3.40	2,920,079	2.82	2,791,822	0.86
Savings accounts	646,187	0.15	686,973	0.13	828,747	0.03
Certificates of deposit	1,519,119	3.91	1,219,500	3.46	554,987	0.60
Total interest-bearing deposits	$7,916,611	2.77	$7,336,357	2.26	$6,376,175	0.54

Total average deposits	$11,922,534	1.84	$11,387,813	1.46	$11,154,895	0.31

	Nine months ended
	September 30, 2023		September 30, 2022
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,178,038	—%	$4,819,718	—%

Interest-bearing demand accounts	2,462,988	1.61	2,344,007	0.17
Money market accounts	2,942,970	2.83	2,810,278	0.47
Savings accounts	688,157	0.14	833,721	0.03
Certificates of deposit	1,139,489	3.35	584,213	0.57
Total interest-bearing deposits	$7,233,604	2.24	$6,572,219	0.31

Total average deposits	$11,411,642	1.42	$11,391,937	0.18

Total deposits excluding brokered certificates of deposits, were $11.2 billion at September 30, 2023, an increase of $504.2 million from December 31, 2022. The mix of the deposit portfolio shifted from noninterest-bearing demand deposits to higher yielding categories in the current year due to the competitive rate environment. Brokered certificates of deposit increased $576.6 million, to $695.6 million at September 30, 2023. Brokered certificates of deposit were used as a stable funding source to support loan growth in the first half of 2023. This strategy helped preserve wholesale borrowing capacity and liquidity measures. As customer deposits increased in the third quarter 2023, brokered certificates of deposit declined $198.3 million in the current quarter. The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $3.2 billion at September 30, 2023 and $2.5 billion at December 31, 2022.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.1 billion at September 30, 2023, compared to $205.8 million at December 31, 2022. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

At September 30, 2023, estimated uninsured/uncollateralized deposits totaled $3.4 billion, or 29% of total deposits, compared to $5.9 billion, or 55% of total deposits, at December 31, 2022. The decrease in estimated uninsured deposits was the result of an increase in reciprocal deposits and accounts that qualify for pass-through insurance.

As rates increase, deposit balances may decline or the composition of the deposit portfolio may continue to shift to higher-yielding deposit products, such as money market accounts or certificates of deposit. The total cost of deposits was 1.84% for the current quarter, compared to 1.46% for the linked quarter. For the year-to-date period in 2023, the total cost of deposits was 1.42%, compared to 0.18% in the prior year period.

Shareholders’ Equity

Shareholders’ equity totaled $1.6 billion at September 30, 2023, an increase of $89.6 million from December 31, 2022. Significant activity during the first nine months of 2023 was as follows:

•increase from net income of $149.5 million,
•net decrease in fair value of securities and cash flow hedges of $37.5 million, and
•decrease from dividends paid on common and preferred stock of $30.8 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $370.7 million at September 30, 2023 and $291.4 million at December 31, 2022. Recent increases in short term interest rates, a tightening of monetary policy by the Federal Reserve and bank failures in early 2023 have led to competitive pricing pressures and a reduction of deposits in the industry. To enhance liquidity, the Company reduced reinvestment of investment portfolio cash flows for a short period during the nine months ended September 30, 2023. However, investment securities are an important tool to the Company’s liquidity objectives and reinvestment of cash flows resumed as the market stabilized.

Available on- and off-balance sheet liquidity sources include the following items:

(in thousands)	September 30, 2023
Federal Reserve Bank borrowing capacity	$2,491,087
FHLB borrowing capacity	945,086
Unpledged securities	790,887
Federal funds lines (6 correspondent banks)	120,000
Cash and interest-bearing deposits	370,698
Holding Company line of credit	25,000
Total	$4,742,758

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. SBA loans totaling $42.1 million were sold during 2023.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.2 billion in unused commitments to extend credit as of September 30, 2023. However, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which was available at September 30, 2023. The line of credit has a one-year term and was renewed in February 2023 for an additional one-year term. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of September 30, 2023, and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	September 30, 2023		December 31, 2022
(in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.2%	12.1%	11.1%	12.1%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.6%	12.1%	12.6%	12.1%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.1%	13.1%	14.2%	13.1%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.9%	10.5%	10.9%	10.5%	5.0%	N/A
Tangible common equity to tangible assets[1]	8.51%		8.43%

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

Core Efficiency Ratio

	Quarter ended			Nine months ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income (GAAP)	$141,639	$140,692	$124,290	$421,860	$335,068
Tax-equivalent adjustment	2,061	2,062	1,854	6,164	5,059
Net interest income - FTE (non-GAAP)	$143,700	$142,754	$126,144	$428,024	$340,127
Noninterest income (GAAP)	12,085	14,290	9,454	43,273	42,289
Less gain on sale of investment securities	—	—	—	381	—
Less gain (loss) on sale of other real estate owned	—	97	(22)	187	(93)
Core revenue (non-GAAP)	$155,785	$156,947	$135,620	$470,729	$382,509

Noninterest expense (GAAP)	$88,644	$85,956	$68,843	$255,583	$197,067
Less amortization on intangibles	1,118	1,136	1,310	3,493	4,068
Core noninterest expense (non-GAAP)	$87,526	$84,820	$67,533	$252,090	$192,999

Core efficiency ratio (non-GAAP)	56.18%	54.04%	49.80%	53.55%	50.46%

Tangible Common Equity, Tangible Book Value per Share, and Tangible Common Equity Ratio

(in thousands)	September 30, 2023	December 31, 2022
Shareholders' equity (GAAP)	$1,611,880	$1,522,263
Less preferred stock	71,988	71,988
Less goodwill	365,164	365,164
Less intangible assets	13,425	16,919
Tangible common equity (non-GAAP)	$1,161,303	$1,068,192

Common shares outstanding	37,385	37,253
Tangible book value per share (non-GAAP)	$31.06	$28.67

Total assets (GAAP)	$14,025,042	$13,054,172
Less goodwill	365,164	365,164
Less intangible assets, net	13,425	16,919
Tangible assets (non-GAAP)	$13,646,453	$12,672,089

Tangible common equity to tangible assets (non-GAAP)	8.51%	8.43%

Return on Average Tangible Common Equity (ROATCE)

	Quarter ended			Nine months ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Average shareholder’s equity (GAAP)	$1,648,605	$1,621,337	$1,494,504	$1,613,091	$1,501,512
Less average preferred stock	71,988	71,988	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164	365,164	365,164
Less average intangible assets	13,967	15,094	18,857	15,094	20,181
Average tangible common equity (non-GAAP)	$1,197,486	$1,169,091	$1,038,495	$1,160,845	$1,044,179

Net income available to common shareholders (GAAP)	$43,727	$48,190	$49,263	$146,717	$139,938
Return on average tangible common equity	14.49%	16.53%	18.82%	16.90%	17.92%

Pre-Provision Net Revenue (PPNR)

	Quarter ended			Nine months ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income	$141,639	$140,692	$124,290	$421,860	$335,068
Noninterest income	12,085	14,290	9,454	43,273	42,289
Less gain on sale of investment securities	—	—	—	381	—
Less gain (loss) on sale of other real estate owned	—	97	(22)	187	(93)
Less noninterest expense	88,644	85,956	68,843	255,583	197,067
PPNR (non-GAAP)	$65,080	$68,929	$64,923	$208,982	$180,383

Calculation of Estimated Insured Deposits

Quarter ended
(in thousands)	September 30, 2023
Estimated uninsured deposits per Call Report	$3,886,299
Collateralized/affiliate deposits	(455,553)
Accrued interest on deposits	(6,231)
Adjusted uninsured/uncollateralized deposits	3,424,515
Estimated insured/collateralized deposits	8,485,392
Total deposits	$11,909,907

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

The following table summarizes the expected impact of interest rate shocks on net interest income at September 30, 2023:

Rate Shock	Annual % change in net interest income
+ 300 bp	9.1%
+ 200 bp	6.1%
+ 100 bp	3.0%
- 100 bp	(3.2)%
- 200 bp	(6.6)%
- 300 bp	(10.0)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At September 30, 2023, the Company had derivative contracts to manage interest rate risk, including $250.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $62.0 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

The Financial Conduct Authority has announced that the most common USD LIBOR settings (overnight, 1-month. 3-month, 6-month and 12-month) will cease publication after September 30, 2024. However, LIBOR rates published after June 30, 2023 will be based on a “synthetic” methodology. LIBOR is commonly referenced in financial instruments. With the cessation of LIBOR, the Company has selected term SOFR as the replacement index for the majority of its variable rate loans and began providing customer notifications in early 2023. The Company ceased using LIBOR and International Exchange, Inc. swap rates in new contracts and began issuing SOFR based loans in December 2021.

The Company had $6.5 billion in variable rate loans at September 30, 2023. Of these loans, $4.1 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.8 billion indexed to the prime rate, $2.6 billion indexed to SOFR, $277.5 million indexed to LIBOR, and $797.0 million indexed to other rates.

At September 30, 2023, the Company’s available-for-sale and held-to-maturity investment securities totaled $1.5 billion and $730.7 million, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At September 30, 2023, net unrealized losses were $235.0 million and $108.8 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2023. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2022, and supplemented by the additional risk factor set forth below.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended September 30, 2023, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of October 27, 2023.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer