Form 10-K
period 2023-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2024-02-26
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $1,430,397,000 based on the closing price of the common stock of $39.10 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) as reported by the Nasdaq Global Select Market.
As of February 21, 2024, the Registrant had 37,466,585 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are incorporated by reference into Item 7 of this Annual Report on Form 10-K. Additionally, the information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ENTERPRISE FINANCIAL SERVICES CORP
2023 ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms, Abbreviations and Entities

The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation
ASU	Accounting Standards Update	Federal Reserve	Federal Reserve Board
Bank	Enterprise Bank & Trust	FHLB	Federal Home Loan Bank
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	Generally Accepted Accounting Principles
Board or Board of Directors	Enterprise Financial Services Corp board of directors	GDP	Gross Domestic Product
C&I	Commercial and Industrial	ICE	The Intercontinental Exchange
CCB	Capital Conservation Buffer	LIBOR	London Interbank Offered Rate
CDFI	Community Development Financial Institution	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current Expected Credit Loss	MSA	Metropolitan Statistical Area
CET1	Common Equity Tier 1 Capital	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	PCD	Purchased Credit Deteriorated
Company	Enterprise Financial Services Corp and Subsidiaries	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act	SBA	U.S. Small Business Administration
CRE	Commercial Real Estate	SBIC	Small Business Investment Company
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SEC	Securities and Exchange Commission
EFSC	Enterprise Financial Services Corp	SOFR	Secured Overnight Financing Rate
Enterprise	Enterprise Financial Services Corp and Subsidiaries	We, Us, Our	Enterprise Financial Services Corp and Subsidiaries

PART 1

ITEM 1: BUSINESS

Forward-Looking Information
Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, shareholder value creation and the impact of acquisitions. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “could,” “continue” and the negative and other variations of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends, and statements about future performance, operations, products and services. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those anticipated in the forward-looking statements and future results could differ materially from historical performance. Further, the ability to predict results or the actual effect of future plans or strategies is inherently uncertain. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic and market conditions, including risk of recession, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), U.S. fiscal debt, budget and tax matters, and any slowdown in global economic growth; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and business, including rules and regulations relating to bank products and financial services; changes in accounting policies and practices or accounting standards; natural disasters; terrorist activities, war and geopolitical matters (including the war in Israel and potential for a broader regional conflict and the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, or other health emergencies and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity; and other risks discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

General Development and Description of Our Business
Enterprise Financial Services Corp, headquartered in Clayton, Missouri, is a financial holding company incorporated under Delaware law in December 1994. EFSC is the holding company for Enterprise Bank & Trust, a full-service financial institution offering banking and wealth management services to individuals and corporate customers primarily located in Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico, in addition to loan and deposit production offices throughout the United States. Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri 63105, and our telephone number is (314) 725-5500.

Our stated mission is “Guiding people to a lifetime of financial success.” We have established an accompanying corporate vision, “To be a company where our associates are proud to work, that delivers ease of navigation to our customers and value to our investors, while helping our communities flourish.” These tenets are fundamental to our business strategies and operations.

Our business objective is to generate attractive shareholder returns by providing comprehensive financial services primarily to privately-held businesses, their owner families, and other success-minded individuals. To achieve these objectives we have developed a business strategy that leverages a focused and relationship-oriented distribution and sales approach, with an emphasis on niche businesses, while maintaining prudent credit and interest rate risk management, opportunities for fee income, appropriate supporting technology, and controlling expenses. We believe this strategy allows us to maximize organic growth opportunities, which we supplement and enhance through disciplined growth through acquisition.

As described in greater detail below, the Company offers a broad range of business and personal banking services, including wealth management services provided through Enterprise Trust. Lending services include C&I, CRE, real estate construction and development, residential real estate, SBA, consumer and other loan products. A wide variety of deposit products, including property management and community associations along with a complete suite of treasury management and international trade services for operating businesses, complement our lending capabilities.

Building long-term client relationships – Our growth strategy is first and foremost client relationship driven. We continuously seek to add clients who fit our target market of businesses, business owners, professionals, and associated relationships. Those relationships are maintained, cultivated, and expanded over time by experienced banking officers and other trained professionals. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing or other deposit sources, including advances from the FHLB and brokered certificates of deposits.

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
•Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the U.S. Department of the Treasury Community Development Financial Institution (“ Treasury

CDFI”) New Markets Tax Credit (“NMTC”) Program. In 2023, we were awarded a $60.0 million NMTC allocation from the Treasury CDFI. This was our sixth NMTC allocation and brings the total amount of these allocations to $303.0 million. We will continue to participate in the application process for future awards, as well as serve as a secured lender to other allocatees.
•Tax Credit Brokerage. We have a minority ownership in a partnership that acquires, invests and sells, state low income housing tax credits. We lend the partnership money with 6 - 12 year terms and receive interest income and fee income as projects close or credits are sold.

Specialty deposits – In addition to commercial operating accounts for our C&I customers, we offer specialty deposit accounts to customers in certain industries with complex account needs. Our focus areas include community associations, property management, third party escrow, and trust services. These accounts are primarily demand accounts and have a low overall interest cost. Customers in our specialty deposit products will typically receive an earnings credit rate that is used to offset the cost of maintaining the deposit accounts. Payments made by the Company through the application of the earnings credit is reflected as a component of non-interest expense in the Consolidated Statement of Income.

Fee income business – We offer a broad range of treasury management products and services that benefit businesses ranging from large national clients to local businesses. Customized solutions and special product bundles are available to clients of all sizes. In response to ever increasing needs for data/information security and functional efficiency, we continue to offer cash management systems that employ mobile technology and fraud detection/mitigation services. Enterprise Trust offers a wide range of fiduciary, investment management, and financial advisory services to facilitate providing these services. We also offer customer hedging products, international banking, card services and tax credit businesses that generate fee income. The Company also invests in certain private equity and SBIC investments that generate additional fee income.

Use of technology – Clients access our products and services both in physical branch locations as well as remotely. We offer online, device applications, text and voice banking in addition to a variety of “on site” hardware and software solutions, such as remote deposit capture. These portals facilitate access to the commercial and consumer products we offer such as internet banking, mobile banking, cash management products, remote deposit capture, positive pay services, fraud detection and prevention, automated payables, check image, and statement and document imaging. Additional service offerings currently supported by the Bank include controlled disbursements, repurchase agreements, and sweep investment accounts. Our cash management suite of products blends technology and personal service, which we believe often creates a competitive advantage over our competition. Technology products are also extensively utilized within the organization by associates in all lines of business including operations and support, customer service, and financial reporting for internal management purposes and for external compliance. We have begun the process of converting our primary operating system to a leading core solution, and plan to implement the new core in late 2024.

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

Supervision and Regulation
The Company is a financial holding company registered under the BHCA and is subject to regulation, supervision and examination by the Federal Reserve. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, the Bank is subject to supervision and regulation by the FDIC.

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

Various legislation is from time to time introduced in Congress and state legislatures where we operate. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have on our financial condition or our results of operations or the results of operations of any of our subsidiaries.

The Dodd-Frank Act is a comprehensive legislative act that contains a set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, signed into law on May 24, 2018.

Financial Holding Company
As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well-managed and well-capitalized by the Federal Reserve, and the Bank must continue to be considered well-managed and well-capitalized by the FDIC, and have at least a “satisfactory” rating under the CRA. See “Liquidity and Capital Resources” in the MD&A for more information on our capital adequacy, and “Bank Subsidiary - Community Reinvestment Act” below for more information on the CRA.

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

Under the Basel III Capital Rules, capital instruments such as trust preferred securities and cumulative preferred shares have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009, and have grandfathered as tier 1 capital such instruments issued by smaller entities prior to May 19, 2010 (provided they do not exceed 25% of tier 1 capital). At December 31, 2023, the Company had $93.0 million of trust preferred securities that are grandfathered under this provision. However, if the Company has total assets of $15 billion and acquires another bank, or if an acquisition causes the Company to exceed $15 billion in total assets, the trust preferred securities will no longer qualify as tier 1 instruments (but may be included in tier 2 capital).

Dividend Restrictions and Share Repurchases: From time to time the Company may engage in share repurchases. The Federal Reserve requires that bank and financial holding companies, where certain conditions are triggered, provide prior notice to, consult with, and in certain circumstances seek the approval of, the Federal Reserve or reserve bank staff prior to implementing a share repurchase plan.

Under Federal Reserve policies, financial holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization’s expected future needs and financial condition and if the organization is not in danger of failing to meet its minimum regulatory capital requirements. Federal Reserve policy also provides that financial holding companies should not pay a level of cash dividends that undermines the financial holding company’s ability to serve as a source of strength to its banking subsidiaries.

Dividends, repurchases and redemptions on the Company’s capital stock (common and preferred) are prohibited under the terms of the junior subordinated debenture agreements (see “Item 8. Note 10 – Subordinated Debentures and Notes”) if the Company is in continuous default on its payment obligations, has elected to defer interest payments or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock are prohibited.

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

In October 2022, the SEC adopted rules requiring securities exchanges, including Nasdaq, to adopt listing standards that require issuers to develop and implement a policy providing, under certain circumstances, for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. The new rules, which were mandated as part of the Dodd-Frank Act became effective in January 2023. Pursuant to Nasdaq listing standards, the Company adopted a clawback policy that implemented the rules in the third quarter of 2023.

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
All of the Bank’s capital ratios were at levels that qualify it to be “well-capitalized” for regulatory purposes as of December 31, 2023 (see “Item 8. Note 14 – Regulatory Capital”).
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
Mortgage Reform: The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay variable-rate loans be determined by using the maximum rate that could apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.
Dividends by the Bank Subsidiary: Under Missouri law, the Bank may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend, if it is “undercapitalized” or after making the distribution would become undercapitalized. If the FDIC believes the Bank is engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the Bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements providing that insured banks generally should pay dividends only from their current operating earnings. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which would lead the FDIC to require that it maintain capital in excess of regulatory guidelines.

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

Community Reinvestment Act: The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC is required to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank has a satisfactory rating under CRA.

Prior to 2023, the last significant interagency revision to the CRA regulations occurred in 1995. In May 2022, federal bank regulatory agencies jointly issued a proposal to strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law. On October 24, 2023, the Board of Governors of the Federal Reserve System, the FDIC, and the OCC issued a final rule amending the agencies’ CRA regulations. The objective of the final rule is to strengthen the achievement of the core purpose of the statute, and adapt to changes in the banking industry, including the expanded role of mobile and online banking. The final rule becomes effective on April 1, 2024, while most of the new requirements are applicable beginning January 1, 2026, and the remaining requirements are applicable January 1, 2027.

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

Interchange Income: The Durbin Amendment to the Dodd-Frank Act capped debit card interchange fees for banks with over $10 billion in assets. Interchange fees are paid to banks by merchants for processing transactions. The Durbin Amendment cap for a single debit card transaction is 21 cents plus 5 basis points multiplied by the amount of the transaction. In addition, an issuer may receive up to 1 cent per transaction for fraud prevention. The Durbin Amendment cap became effective for the Bank on July 1, 2022 and resulted in a reduction in interchange income earned by the Bank. In October 2023, the Federal Reserve issued a proposed rule to lower the interchange fee cap to a level that the Federal Reserve believes is reasonable and proportional to the cost incurred by card issuers. Under the proposal, the base cap would decrease from 21 cents to 14.4 cents and from 5 basis points to 4 basis points. In addition, the fraud-prevention adjustment would increase from 1 cent to 1.3 cents. We will continue to monitor for final rulemaking and will evaluate the impact of any changes.

Corporate Governance and Risk Management: In September 2023, the FDIC issued proposed rulemaking to establish standards for corporate governance and risk management for FDIC insured banks with total consolidated assets of $10 billion or more. The proposed guidelines would set standards for corporate governance, risk management practices and board oversight. In establishing the proposed guidelines, the FDIC considered the OCCs heightened standards for banks with total consolidated assets of $50 billion or more and the Federal Reserve’s enhanced prudential standards for bank holding companies with total consolidated assets of $100 billion or more. We will continue to monitor for final rulemaking and will evaluate the impact of any changes.

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

Attracting and Retaining Talent. Our goal is to offer careers to our associates; not just jobs. At December 31, 2023, we employed 1,172 regular full-time and 49 part-time associates. We also employ seasonal/temporary associates and occasionally hire independent contractors for specific projects that require a highly specialized skill set or to provide additional resources during peak times, as needed.

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

We are committed to offering a competitive total compensation package that is consistent with our principles and aligned with the Company’s financial performance. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure our compensation stays competitive.

In addition to base salary, approximately 64% of associates are eligible to participate in the Company’s Short Term Incentive Plan (“STIP”) program. Our STIP program is designed to align compensation with an associate’s performance in a given year. The program sets a performance level of short-term incentive awards that an associate is eligible to earn. The STIP target is defined as a percentage of base salary based on the associate’s grade level as determined by our Human Resources department.

As of January 1, 2024, our minimum wage is $17 per hour. The current minimum wage was instituted to maintain a competitive total rewards package that attracts and retains top talent. The determination for our minimum wage was made after extensive research, including reviewing the current market landscape both inside and outside of banking and financial services, and with feedback from leadership. Currently, 96% of our associates earn more than the minimum wage.

We also offer a wide array of benefits for our associates and their families including 401(k), paid time off, parental leave, medical, dental and vision benefits as well as life insurance and short-term disability for all full-time associates. Our wellness program is designed to help associates avoid illness while improving and maintaining their general health. The program offers financial rewards to associates who adopt healthy habits and participate in wellness education and health screens. Annual health screenings are provided to all associates enrolled in medical benefits at no charge.

Associate Feedback. We conduct associate surveys to ensure we understand what is important to our associates, including their opinions on a variety of topics. The adoption of a volunteer time-off policy and improvements to internal communication processes are examples of changes that have been made in response to survey results. Our efforts are being recognized. For the past six years, the Bank has been included in the “Best Banks to Work for” by American Banker magazine for our dedication to employee satisfaction. In 2023, we were ranked fifth among similar financial institutions with more than $10 billion in assets.

Diversity, Equity & Inclusion. We believe diversity of thought and experiences results in better outcomes and empowers our associates to make more meaningful contributions within our company and communities. We continue to learn and grow, and our current initiatives reflect our ongoing efforts around a more diverse, inclusive and equitable workplace.

Our Diversity, Equity & Inclusion Council is tasked with making recommendations to help us foster a diverse, equitable and inclusive environment for our associates and the communities we serve. In addition, we have several associate development programs that help to create a more inclusive environment by giving associates and other individuals of all backgrounds additional opportunities to succeed and contribute. These programs include:

•Career Acceleration Program - This trainee program introduces participants to the foundations of credit and commercial banking, while allowing participants to experience a wide range of assignments by rotating through the various product partners and operational areas of the Company. Upon successful completion of the program, the associate is placed in a role that aligns with their strengths and talents and helps meet the needs of our organization.
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

We track the representation of women and underrepresented minorities because we believe that diversity helps us build more effective teams and improve our client experience, leading to greater success for the Company and our shareholders. Our diversity data is monitored by the Board. We have made progress in this area and continue to strive to further diversify our workforce and strengthen our culture of inclusion.

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

Additionally, our Business Continuity Plan is an important component in helping maintain the health and safety of our associates and clients.

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

ITEM 1A: RISK FACTORS

An investment in our common or depositary stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The value of our common and depositary stock could decline due to any of these risks, and you could lose all or part of your investment.

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
Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments, and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.
In the first quarter of 2023, high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. In assessing the failures in 2023, the banking regulators noted that each of the failed banks had a high proportion of deposits that exceeded FDIC deposit insurance limits. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, some chose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which impacted our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. In connection with the high-profile bank failures of early 2023, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC ensured that depositors of Silicon Valley Bank, Signature Bank and First Republic Bank had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will continue to be successful in restoring customer confidence in regional banks and the banking system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially our results of operations.

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
A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, investment securities, and other interest-earning assets, and the interest and/or earnings credit paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates may not produce equivalent changes in income earned on interest-earning assets and expense paid on interest-bearing liabilities. Our assets and liabilities may react differently to changes in overall interest rates or conditions. Significant fluctuations in market interest rates could materially and adversely affect not only our net interest spread, but also our asset quality and loan origination volume, deposits, funding availability, and/or net income.

Our allowance for credit losses may not be adequate to cover actual loan losses.
We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s estimate of probable losses within the existing loan portfolio. The allowance, in the judgment of management, is sufficient to reserve for estimated credit losses and risks inherent in the loan portfolio. We continue to monitor the adequacy of our loan credit allowance and may need to increase it if economic conditions or other factors deteriorate. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we may need additional credit loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for credit losses, should they become necessary, would result in a decrease in net income and a reduction in capital, and may have a material adverse effect on our financial condition and results of operations.

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

We may incur impairments to goodwill.
As of December 31, 2023, we had $365 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including a sustained decrease in the market price of our common stock, or reduced future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Declines in asset values may result in impairment charges and adversely impact the value of our investments and our financial performance and capital.
We hold an investment portfolio that includes, but is not limited to, municipal bonds, corporate debt securities, government securities and agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and/or spread, and instability and other factors impacting the capital markets. Any of these factors, among others, could cause realized or unrealized losses in future periods and declines in other comprehensive income (loss), which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security and other relevant factors.

We invest in mortgage-backed obligations and such obligations have been, and are likely to continue to be, impacted by market dislocations, declining home values and prepayment risk, which may lead to volatility in cash flow and market risk and declines in the value of our investment portfolio.
Our investment portfolio includes mortgage-backed obligations primarily secured by pools of mortgages on single-family residences. The value of mortgage-backed obligations in our investment portfolio may fluctuate for several reasons, including (i) delinquencies and defaults on the mortgages underlying such obligations, due in part to high unemployment rates, (ii) falling home prices, (iii) lack of a liquid market for such obligations, and (iv) uncertainties in respect of government-sponsored enterprises such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, which guarantee such obligations. If the value of homes were to materially decline, the fair value of the mortgage-backed obligations in which we invest may also decline. Any such decline in the fair value of mortgage-backed obligations, or perceived market uncertainty about their fair value, could adversely affect our financial position and results of operations. In addition, when we acquire a mortgage-backed security, we anticipate the underlying mortgages will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when rates rise, but changes in prepayment rates are difficult to predict. At the time of purchase, some of our mortgage-backed securities had a higher interest rate than prevailing market rates, resulting in a premium purchase price. In accordance with applicable accounting standards, we amortize the premium over the expected life of the mortgage-backed security. If the mortgage loans securing the mortgage-backed security prepay more rapidly than anticipated, we would have to amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

Credit and Liquidity Risks
Our loan and deposit portfolios are in certain markets which could result in increased concentration risk.
A majority of our loans are to businesses and individuals in the St. Louis, Kansas City, Phoenix, Los Alamos, Albuquerque, Santa Fe, Los Angeles, San Diego, Dallas, and Las Vegas metropolitan areas. These loans are funded by deposits in the same metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our clients to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Consequently, a decline in local economic conditions may adversely affect our earnings.

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
The loans we make to our borrowers often bear interest at a variable interest rate. When market interest rates increase, the amount of revenue borrowers need to service their debt also increases. Some borrowers may be unable to make their debt service payments. As a result, an increase in market interest rates may increase the risk of loan default. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan and covered loan losses, and an increase in loan charge-offs, all of these factors could impact allowance, earnings and/or capital levels.

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
When a borrower defaults on a loan secured by real property, we may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties we may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at our expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. It may cost more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower’s operations if we take a role in managing those operations after a default. The Company may also find it difficult or impossible to sell these properties.

We may be obligated to indemnify certain counterparties in financing transactions we enter into pursuant to the New Markets Tax Credit Program.
We participate in and have previously been an “Allocatee” of the New Markets Tax Credit Program of the U.S. Department of the Treasury Community Development Financial Institutions Fund. Through this program, we provide our allocation to certain projects, which in turn for an equity investment from an Investor in the project generate federal tax credits to those investors. This equity, coupled with any debt or equity from the project sponsor is in turn invested in a certified community development entity for a period of at least seven years. Community development entities must use this capital to make loans to, or other investments in, qualified businesses in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their qualified equity investment, credited at a rate of five percent in each of the first three years and six percent in each of the final four years. However, after the exhaustion of all cure periods and remedies, the entire credit is subject to recapture if the certified community development entity fails to maintain its certified status, or if substantially all of the equity investment proceeds associated with the tax credits we allocate are no longer continuously invested in a qualified business that meets the New Markets Tax Credit Program criteria, or if the equity investment is redeemed prior to the end of the minimum seven-year term. As part of these financing transactions, we as the parent to Enterprise Financial CDE, LLC (“CDE”), provide customary indemnities to the tax credit investors, which require us to indemnify and hold harmless the investors in the event a credit recapture event occurs, unless the recapture is a result of action or inaction of the investor. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. If this were to occur, the amount we may be required to pay a bank investor could be substantial and could have a material adverse effect on our results of operations and financial condition.

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
We use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in client related derivatives. We may use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. We also have derivatives that result from a service we provide to certain qualifying clients approved through our credit process and therefore, these derivatives are not used to manage interest rate risk in our assets or liabilities. We do not enter into derivative financial instruments for trading purposes. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Competitive and Reputational Risks
The loss of any of our executive officers or other key employees, or the inability to recruit highly skilled and other key employees, may adversely affect our operations.
We believe our growth and continued success will depend in large part on our executive team and other key employees. The loss of any of our executive officers or other key employees, the failure to successfully transition key roles, or the inability to hire, train, retain, and manage qualified personnel, could have a material adverse effect on our business strategy, financial condition, results of operations and cash flows.

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
The acquisition of other financial services companies or assets present risks to us in addition to those presented by the nature of the business acquired. Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected results or cost savings.

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
We are headquartered in Missouri, but have branch locations in the Kansas City, Phoenix, Los Angeles, and San Diego metropolitan areas, as well as Northern New Mexico, Florida and Nevada. Over time, we may acquire or open locations in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage personnel and business outside of the State of Missouri. If we are unable to manage these risks, our operations may be materially and adversely affected.

Technology and Cybersecurity Risks
A failure in or breach, or the inability to recognize a potential breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, may cause industry-wide operational disruptions that could materially affect our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and adversely impact our earnings.
Information security, including cybersecurity, is a high priority for us. Recent highly publicized material events have highlighted the importance of cybersecurity, including cyberattacks against other financial institutions, governmental agencies, and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by “ransomware.” A successful cyberattack could materially and adversely affect the Bank’s reputation and/or impair its ability to provide services to its clients. We have expended, and may in the future expend, significant resources to implement technologies and various response and recovery plans and procedures as part of our information security program. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any material failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of client business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

We rely on third-party vendors to provide key components of our business infrastructure.
We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including relationship management, mobile banking, general ledger, investment, deposit, loan servicing and loan origination systems. While we have selected these third-party vendors carefully and perform ongoing monitoring, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service, could materially affect our ability to successfully deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us, and replacing these third-party vendors could result in significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations as well as reputational risk.

Our core operating system conversion may result in business interruptions or other adverse developments.
We plan to replace our core operating systems, including those for loans, deposits, financials and other ancillary systems (collectively referred to as “core system”). The conversion to the new core system is expected to be completed in 2024. We use the core system to track client relationships and accounts and report financial information. The core system is integrated with various other applications that are used to service client requests by bank personnel or directly by clients (such as online and mobile banking). Changing the core system will subject us to operational risks during and after the conversion, including disruptions to its technology systems, which may adversely impact our clients. We have documented plans, policies and procedures designed to prevent or limit the risks of a failure during or after the conversion of our core system. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be timely and adequately remediated. The ultimate impact of any adverse development could damage our reputation, result in a loss of client business, subject us to regulatory scrutiny, or expose it to civil litigation and possibly financial liability, any of which could have a material effect on our business, financial condition, and results of operations.

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

The stock market and, in particular, the market for financial institution stocks, has historically experienced significant volatility. As a result, the market price of our common stock and depositary shares may be volatile. In addition, the trading volume in our common stock and depositary shares may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and our depositary shares and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified in this annual report and our other reports. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength or operating results. A significant decline in our stock or depositary share prices could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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
We depend on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of our liquidity requirements. Federal and state regulations limit the amount of dividends and the amount of payments the Bank may make to us under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC, or Federal Reserve Board could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event the Bank was restricted from paying dividends to us or making payments under the tax sharing agreement, we may not be able to service our debt, pay our other obligations or pay dividends on our common stock or preferred stock. If we are unable or determine not to pay dividends on our outstanding equity securities, the market price of such securities could be materially adversely affected.

There can be no assurance of any future dividends on our common stock or our depositary shares.
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
Political and social attention to the issue of climate change has continued. Federal and state legislatures and regulatory agencies continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. As a financial institution, it is unclear how future government regulations and shifts in business trends resulting from increased concern about climate change will affect our operations; however, natural or man-made disasters and severe weather events may cause operational disruptions and damage to both our properties and properties securing our loans. Losses resulting from these disasters and severe weather events may make it more difficult for borrowers to timely repay their loans. If these events occur, we may experience a decrease in the value of our loan portfolio and our revenue, and may incur additional operational expenses, each of which could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Governance
Our Information Security (“IS”) Program consists of policies, procedures and guidelines to ensure the security, availability and confidentiality of client information. The IS Program is led by our Chief Information Security Officer (“CISO”) under the direction of the Chief Administrative Officer and is subject to additional management oversight by our Operations Technology Committee. The CISO has over 20 years of experience in cybersecurity and has a bachelor's, master's, and Juris Doctorate law degrees. He is a licensed attorney in both Missouri and Illinois. He currently holds multiple professional security certifications that include ISC2 Certified Information System Security Professional and Certified Cloud Security Professional, ISACA Certified Information Security Manager and EC-Council Certified Ethical Hacker. The Chief Administrative Officer has a bachelor’s degree and an MBA degree. He is also an active, licensed CPA in the state of Missouri. Prior to his appointment as Chief Administrative Officer, he served at Enterprise in senior finance roles within the Company, including Senior Vice President and Controller, and Chief Financial Officer of Enterprise Bank & Trust. The Operations Technology Committee is a management committee with overall responsibility for monitoring the systems, policies and procedures for our loan, deposit and wealth management business operations. This includes the framework used to identify and prevent cyberattacks or breaches. The Operations Technology Committee chair reports committee activities into the Risk Committee of the Board. Additionally, the CISO is a member of this committee, as well as the Risk Oversight and ESG Management Committees, and advises these committees on risks and opportunities related to information security, including data privacy.

The Risk Committee of the Board oversees the IS Program in the following ways: (a) monitors and oversees the Company’s business and information technology operations necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development and management capacity, (b) reviews the Company’s framework to prevent, detect, and respond to cyberattacks or breaches, as well as identifying areas of concern regarding possible vulnerabilities and best practices to secure points of vulnerability, and reviews policies pertaining to information security and cyber threats, taking into account the potential for external threats, internal threats, and threats arising from transactions with trusted third parties and vendors, and (c) reviews the Company’s incident response, business continuity and disaster recovery planning and preparedness including processes, policies and procedures that are related to preparing for recovery or continuation of technology infrastructure which are vital to the Company. As part of the Board’s oversight, the Board receives quarterly IS reports and updates from the Chief Information Officer (“CIO”) and CISO. At least annually, our Board also receives IS reports from the CISO which summarize new and emerging cybersecurity trends, trends in type, frequency and origination of attacks, and the effectiveness of our IS Program in mitigating cybersecurity threats. In the event of an information security incident, our Incident Response Plan clarifies the steps for escalation according to the severity of the attack

The IS team is staffed primarily with internal associates and we utilize third party service providers for extended coverage. We hire IS team members that have industry relevant information security or technology certifications and knowledge to implement and oversee the procedures and processes of our IS Program and to adequately manage and enforce our IS policies, procedures and guidelines. Further, management involved in the cybersecurity process possess the necessary skills and expertise to adequately manage and enforce our IS policies, procedures and guidelines.

While all vendors are subject to our vendor management due diligence process, those with access to our data and data centers are subject to more rigorous initial and more frequent ongoing due diligence. This includes reviews of Service Organization Control 2 reports, information security policies, vulnerability and penetration tests, human resource policies such as background checks and training, and business continuity plans.

We may face cybersecurity risks in connection with our normal business that could have a material adverse effect on our business strategy, results of operations, financial condition, or reputation. Although such risks have not materially affected us, we have experienced, and may continue to experience, cyber incidents during our normal course of business. For further discussion about these risks, see “Item 1A- Risk Factors - Technology and Cybersecurity Risks.”

Risk Management and Strategy
As part of the ongoing maintenance and development of our IS Program, we assess the various risks associated with the unauthorized access or loss of client information and the quality of security controls as prescribed by the Federal Financial Institutions Examinations Council and the National Institute of Standards and Technology Cybersecurity Framework. Our IS risk assessments are prepared in conjunction with our ERM framework, and the results are used to develop strategies to minimize risk to information assets.

Our systems are monitored 24/7 for cybersecurity threats, and we utilize a variety of tools to reduce the risk of data breaches. We maintain an Incident Response Plan which outlines the steps to be taken in the event of an information security incident, which could include a potential or actual data breach. The plan identifies a designated team, including associates and third-party experts responsible for the response, and summarizes the steps, including escalation protocol, for determining whether a breach has occurred and the nature and scope of the breach (if applicable). The plan also summarizes protocol for notifying impacted persons, which may include clients, as well as other applicable agencies or persons, including law enforcement and regulatory authorities.

The Incident Response Plan is led by our CISO, who is also a member of the Disclosure Committee. The Disclosure Committee is a cross-functional management group that is tasked with ensuring that external disclosures subject to SEC rules and regulations are accurate, complete, and timely. Members of the Disclosure Committee include leadership from accounting, credit, information security, information technology, legal, and operations. In conjunction with the working process of the Incident Response Plan, members of the Disclosure Committee evaluate cybersecurity incidents to determine whether disclosure is required.

At least annually, we conduct a third-party information security penetration audit focusing on internal and external network security protocols, as well as internally managed ad hoc testing as needed. Simulations and tabletop testing of our business continuity and Incident Response Plans are performed on a routine basis to test and assist with our associates’ familiarity and preparedness for a security event. Any gaps or improvement areas identified by routine testing are addressed in a timely manner to help improve future security testing.

The processes and controls related to data security are regularly tested by the IS department and Internal Audit. Additional internal security assessments may be performed at the request of the CISO, CIO, the Director of Internal Audit, Management or our Board. Audit and assessment results are presented to the Board, as well as the following committees: management’s Operations Technology Committee and the Audit and Risk Committees of the Board.

At least annually, the IS Program, including its effectiveness, is reviewed by the Board or a committee thereof. Annually, all associates participate in mandatory training on data privacy provisions and policies, including information security and its importance with respect to client and associate privacy.

All associates (including both full-time and part-time associates) are required to participate in monthly firmwide phishing tests.

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri, 63105. As of December 31, 2023, we utilized banking locations and administrative offices throughout our market areas of Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico. Additionally, the Company has a limited network of loan production offices and deposit production offices in various other states. We own or lease our facilities and believe all of our properties are in good condition to meet our business needs.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock
The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “EFSC.” As of February 21, 2024, the Company had 1,670 registered shareholders of common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividends
The Company paid quarterly cash dividends on common shares in each of 2023, 2022 and 2021 and anticipates continuing to pay comparable dividends. Total dividends paid per common share were $1.00 in 2023, $0.90 in 2022 and $0.75 in 2021. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders.

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

Recent Sales of Unregistered Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common stock from December 31, 2018 through December 31, 2023. The graph compares the Company’s common stock with the Nasdaq Composite Index (U.S. companies) and the S&P Regional Banks Select Industry Index.

The graph assumes an investment of $100.00 in the Company’s common stock and each index at the respective closing price on December 31, 2018 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

Total Return Performance
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Enterprise Financial Services Corp
Nasdaq Composite Index
S&P Regional Banks Select Industry Index

	Period Ending December 31,
Index	2018	2019	2020	2021	2022	2023
Enterprise Financial Services Corp	$100.00	$129.98	$96.41	$131.97	$139.92	$130.59
Nasdaq Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P Regional Banks Select Industry Index	$100.00	$127.64	$118.58	$165.90	$141.42	$130.91

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company by focusing on changes in certain key measures from year to year. It should be read in conjunction with the Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1. A detailed discussion comparing 2022 and 2021 results is incorporated herein by reference to Item 7 of the Company’s 2022 Annual Report on Form 10-K filed on February 24, 2023.

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

The Company’s financial condition, operating results and liquidity in 2023 continued to be impacted by the monetary policy actions enacted to address rising inflation. The Federal Reserve increased the target federal funds rate 100 basis points in 2023, following a 425 basis point increase in 2022. The Federal Reserve has continued to tighten their monetary policy by reducing Treasuries and agency mortgage-backed securities held on its balance sheet. This follows a period of highly expansionary fiscal support from the federal government during the start of the COVID-19 pandemic in 2020-2021.

Financial Performance Highlights
Below are highlights of our financial performance for the years ended December 31, 2023, 2022 and 2021.

($ in thousands, except per share data)	Year ended December 31,
	2023	2022	2021
EARNINGS
Total interest income	$764,919	$515,082	$383,230
Total interest expense	202,327	41,179	23,036
Net interest income	562,592	473,903	360,194
Provision (benefit) for credit losses	36,605	(611)	13,385
Net interest income after provision (benefit) for credit losses	525,987	474,514	346,809
Total noninterest income	68,725	59,162	67,743
Total noninterest expense	348,186	274,216	245,919
Income before income tax expense	246,526	259,460	168,633
Income tax expense	52,467	56,417	35,578
Net income	$194,059	$203,043	$133,055
Preferred dividends	3,750	4,041	—
Net income available to common shareholders	$190,309	$199,002	$133,055

Basic earnings per share	$5.09	$5.32	$3.86
Diluted earnings per share	$5.07	$5.31	$3.86

Return on average assets[1]	1.42%	1.52%	1.16%
Return on average common equity[1]	12.39%	13.95%	10.49%
Return on average tangible common equity[1]	16.40%	19.10%	14.18%
Net interest margin (fully tax equivalent)	4.43%	3.89%	3.41%
Efficiency ratio	55.15%	51.44%	57.47%
Core efficiency ratio[1]	53.42%	49.77%	49.68%
Common dividend payout ratio	19.64%	16.89%	19.66%
Book value per common share	$43.94	$38.93	$38.53
Tangible book value per common share[1]	$33.85	$28.67	$28.28
Average common equity to average assets	11.76%	11.25%	11.14%
Tangible common equity to tangible assets[1]	8.96%	8.43%	8.13%

	At or for the year ended December 31,
	2023	2022	2021
ASSET QUALITY
Net charge-offs	$38,044	$3,899	$11,629
Nonperforming loans	43,728	9,981	28,024
Nonaccrual loans	43,181	9,766	23,449
Classified assets	185,389	99,122	100,797
Total assets	14,518,590	13,054,172	13,537,358
Total loans	10,884,118	9,737,138	9,017,642
Classified assets to total assets	1.28%	0.76%	0.74%
Nonperforming loans to total loans	0.40%	0.10%	0.31%
Nonperforming assets to total assets	0.34%	0.08%	0.23%
ACL on loans to total loans	1.24%	1.41%	1.61%
Net charge-offs to average loans	0.37%	0.04%	0.14%
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

The Company noted the following trends during 2023:

•The Company reported net income of $194.1 million, or $5.07 per diluted share for 2023, compared to $203.0 million, or $5.31 per diluted share for 2022. PPNR1 for 2023 was $284.8 million, compared to $258.9 million in 2022. PPNR ROAA1 for 2023 and 2022 was 2.06% and 1.94%, respectively. Organic earning-asset growth and expansion of net interest income due to the increase in market interest rates were the primary contributors to the PPNR increase in 2023. Offsetting the increase in PPNR was a $37.2 million increase in the provision for credit losses in 2023 compared to 2022.

•Net interest income for 2023 totaled $562.6 million, an increase of $88.7 million, or 19%, compared to $473.9 million for 2022. The Company’s asset sensitive balance sheet benefited from the increase in market interest rates during 2023. Net interest margin increased 54 basis points to 4.43% during 2023, compared to 3.89% in 2022. The increase was primarily due to the 6.67% loan yield in 2023, which increased 170 basis points, from 4.97% in 2022.
•Noninterest income was $68.7 million, an increase of 16% from $59.2 million in 2022. The increase was primarily due to higher volumes in tax credit income, private equity and community development income, and gains on the sale of SBA loans. Offsetting these amounts were a decrease in deposit services charges due to higher earnings credit rates, and a decrease in card services income due to the full year impact of the Durbin Amendment.

•Total noninterest expense was $348.2 million in 2023, a 27% increase from $274.2 million in 2022. The increase was primarily from higher customer servicing deposit costs due to higher deposit balances and an increase in earnings credit rates, and an increase in compensation from a larger associate base and annual merit increases. The Company’s core efficiency ratio1 was 53.4% in 2023, compared to 49.8% for the prior year.

•The Company’s effective tax rate was 21.3% in 2023 compared to 21.7% in 2022.
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

2023 Significant Transactions
During 2023, we announced the following significant transactions:

•Dividends paid in 2023 of $1.00 per share increased $0.10 per share, or 11%, compared to $0.90 per share in 2022.

•The Company paid $3.8 million, or $50.00 per share, to preferred shareholders in 2023.

•The process of converting to a leading core operating system was initiated. The conversion is expected to be completed in the fourth quarter of 2024.

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

	Year ended December 31,
	2023			2022			2021
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$10,324,951	$688,439	6.67%	$9,193,682	$456,703	4.97%	$8,055,873	$349,112	4.33%
Taxable securities	1,320,664	40,920	3.10	1,228,514	29,638	2.41	908,189	19,305	2.13
Non-taxable securities[2]	970,888	30,209	3.11	872,173	25,184	2.89	659,804	18,468	2.80
Total securities	2,291,552	71,129	3.10	2,100,687	54,822	2.61	1,567,993	37,773	2.41
Interest-earning deposits	260,214	13,430	5.16	1,074,165	10,599	0.99	1,084,853	1,496	0.14
Total interest-earning assets	12,876,717	772,998	6.00	12,368,534	522,124	4.22	10,708,719	388,381	3.63

Noninterest-earning assets	928,519			951,090			758,591
Total assets	$13,805,236			$13,319,624			$11,467,310

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,559,238	$46,976	1.84%	$2,318,363	$7,038	0.30%	$2,122,752	$1,614	0.08%
Money market accounts	3,043,794	92,976	3.05	2,781,579	19,306	0.69	2,557,836	4,669	0.18
Savings accounts	668,368	975	0.15	819,043	305	0.04	724,768	225	0.03
Certificates of deposit	1,198,551	42,796	3.57	569,272	3,509	0.62	570,496	4,160	0.73
Total interest-bearing deposits	7,469,951	183,723	2.46	6,488,257	30,158	0.46	5,975,852	10,668	0.18
Subordinated debentures and notes	155,702	9,781	6.28	155,160	9,166	5.91	195,686	10,960	5.60
FHLB advances	54,615	2,752	5.04	33,467	599	1.79	59,945	803	1.34
Securities sold under agreements to repurchase	168,745	3,647	2.16	211,039	506	0.24	225,894	235	0.10
Other borrowings	71,738	2,424	3.38	22,812	750	3.29	26,428	370	1.40
Total interest-bearing liabilities	7,920,751	202,327	2.55	6,910,735	41,179	0.60	6,483,805	23,036	0.36
Noninterest bearing liabilities:
Demand deposits	4,131,163			4,805,549			3,597,204
Other liabilities	130,201			104,581			109,148
Total liabilities	12,182,115			11,820,865			10,190,157
Shareholders' equity	1,623,121			1,498,759			1,277,153
Total liabilities & shareholders' equity	$13,805,236			$13,319,624			$11,467,310
Net interest income		$570,671			$480,945			$365,345
Net interest spread			3.45%			3.62%			3.27%
Net interest margin (tax equivalent)			4.43%			3.89%			3.41%
1Average balances include non-accrual loans. Interest income includes net loan fees of $13.8 million, $16.7 million, and $28.4 million for the years ended December 31, 2023, 2022, and 2021 respectively. Loan fees in 2022 and 2021 included PPP fees of $4.1 million and $21.7 million, respectively.

2Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $8.1 million, $7.0 million, and $5.1 million for the years ended December 31, 2023, 2022, and 2021 respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2023 compared to 2022			2022 compared to 2021
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$61,460	$170,276	$231,736	$52,238	$55,353	$107,591
Taxable securities	2,355	8,927	11,282	7,474	2,859	10,333
Non-taxable securities[3]	2,981	2,045	5,026	6,115	601	6,716
Interest-earning deposits	(13,192)	16,023	2,831	(15)	9,118	9,103
Total interest-earning assets	53,604	197,271	250,875	65,812	67,931	133,743

Interest paid on:
Interest-bearing demand accounts	$805	$39,133	$39,938	$162	$5,262	$5,424
Money market accounts	1,987	71,683	73,670	443	14,194	14,637
Savings	(66)	736	670	31	49	80
Certificates of deposit	7,363	31,924	39,287	(9)	(642)	(651)
Subordinated debentures and notes	32	583	615	(2,368)	574	(1,794)
FHLB advances	555	1,599	2,154	(423)	219	(204)
Securities sold under agreements to repurchase	(126)	3,268	3,142	(16)	287	271
Other borrowed funds	1,729	(56)	1,673	(57)	437	380
Total interest-bearing liabilities	12,279	148,870	161,149	(2,237)	20,380	18,143
Net interest income	$41,325	$48,401	$89,726	$68,049	$47,551	$115,600

[1]Change in volume multiplied by yield/rate of prior period.
[2]Change in yield/rate multiplied by volume of prior period.
[3]Nontaxable income is presented on a fully tax equivalent basis using a tax rate of approximately 25%.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $570.7 million for 2023, compared to $480.9 million for 2022, an increase of $89.8 million, or 19%. The increase in net interest income in 2023 was primarily due to a higher average yield on interest earning assets and organic loan growth. These increases were offset by an increase in the average cost paid on interest bearing liabilities.

Total tax equivalent interest income increased $250.9 million in 2023 primarily due to a $231.7 million increase in loan interest income. The increase was primarily due to the 6.67% loan yield in 2023, which increased 170 basis points, from 4.97% in 2022. In addition, average loan balances in 2023 increased to $10.3 billion, an increase of $1.1 billion over the average for 2022. Tax equivalent interest income on securities (taxable and non-taxable) in 2023 increased $16.3 million from 2022, primarily due to an $11.0 million increase in yield and a $5.3 million increase in average balances. Average securities represented 18% of earnings assets in 2023 and 17% in 2022.

Overall, average interest-earning assets increased $0.5 billion, or 4%, to $12.9 billion for the year ended December 31, 2023. The increase was due to organic growth in average earning assets in the loan portfolio and a deployment of excess liquidity into the investment portfolio. Volume growth of the balance sheet drove an increase in interest income on earning assets of $53.6 million, while the increase in interest rates drove interest income on interest-earnings assets up by $197.3 million in 2023 compared to 2022.

Total interest expense increased $161.1 million in 2023 primarily due to increased deposit interest expense. The increase in deposit interest expense reflects higher rates paid on deposits, as well as successful marketing efforts that increased average deposits. Remixing of the deposit portfolio from non-interest bearing and lower cost accounts into higher cost accounts contributed to the increase in deposit interest expense in 2023. Total average interest-bearing deposits increased to $7.5 billion, an increase of $981.7 million, or 15%, in 2023 over the average for 2022. Average noninterest bearing deposits declined $674.4 million, or 14%, in 2023 compared to the average for 2022. Average noninterest bearing deposits represented 36% of total average deposits in 2023, compared to 43% in 2022. Overall, average interest-bearing liabilities increased $1.0 billion, or 15% for the year ended December 31, 2023. The current mix of interest-bearing liabilities increased interest expense in 2023 by $12.3 million, while the increase in the average cost of interest bearing liabilities increased interest expense $148.9 million in 2023.

The tax-equivalent net interest margin was 4.43% for 2023, compared to 3.89% for 2022. The primary driver of the increase in net interest margin from 2022 to 2023 was an increase market interest rates. In 2023, the Federal Reserve increased interest rates three times. The federal funds target rate increased 100 basis points in 2023. The increase in short-term rates increased the yield on the Company’s variable-rate loan portfolio, as well as the yield earned on new loan production. As of December 31, 2023, variable-rate loans comprised approximately 61% of total loans. The increase in market interest rates also increased the cost on interest bearing liabilities. The earning asset yield increased 178 basis points to 6.00% in 2023, compared to 4.22% in 2022. Comparatively, the cost of interest bearing liabilities increased 195 basis points to 2.55%, from 0.60% in 2022.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for each of the years in the three-year period ended December 31, 2023:

	Year ended December 31,			Change from
($ in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Service charges on deposit accounts	$16,559	$18,326	$15,428	$(1,767)	$2,898
Wealth management revenue	10,030	10,010	10,259	20	(249)
Card services revenue	10,028	11,551	11,880	(1,523)	(329)
Tax credit income	9,196	2,558	8,028	6,638	(5,470)
Miscellaneous income	22,912	16,717	22,148	6,195	(5,431)
Total noninterest income	$68,725	$59,162	$67,743	$9,563	$(8,581)

Noninterest income increased $9.6 million, or 16%, in 2023 compared to 2022. This increase was primarily due to a $6.6 million increase in tax credit income and a $6.2 million increase in miscellaneous income. Tax credit income increased due to higher activity and a decline in longer term interest rates that positively impacted tax credits carried at fair value. Miscellaneous income increased due to private equity and community development income and gains on the sale of SBA loans. Private equity and community development income are not consistent sources of income and fluctuate based on distributions and earnings from the underlying funds. In 2023, $42.1 million of SBA loans were sold and a gain of $2.0 million was recognized. No SBA loans were sold in 2022.

Card services revenue declined $1.5 million in 2023. Included in this decline was a decrease of $2.3 million in debit card interchange income, partially offset by a $0.6 million increase in credit card fees. The Durbin Amendment limits the amount of interchange income banks can earn on debit card transactions after total assets exceed $10 billion. This limitation went into effect for the Company at the beginning of the third quarter of 2022 and was the primary driver of the reduction in debit card revenue.

Noninterest Expense
The following table presents a comparative summary of the components of noninterest expense:

	Year ended December 31,			Change from
($ in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Employee compensation and benefits	$164,566	$147,029	$124,904	$17,537	$22,125
Deposit costs	72,293	31,082	14,211	41,211	16,871
Occupancy	16,526	17,640	16,286	(1,114)	1,354
Data processing	15,196	13,513	12,242	1,683	1,271
Professional fees	5,719	7,079	4,289	(1,360)	2,790
Branch-closure expenses	—	—	3,441	—	(3,441)
Merger-related expenses	—	—	22,082	—	(22,082)
Other expenses	73,886	57,873	48,464	16,013	9,409
Total noninterest expense	$348,186	$274,216	$245,919	$73,970	$28,297

Efficiency ratio	55.15%	51.44%	57.47%	3.71%	(6.03)%
Core efficiency ratio[1]	53.42%	49.77%	49.68%	3.65%	0.09%

1 A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense increased $74.0 million, or 27%, in 2023 compared to 2022. The increase was attributed primarily to a $41.2 million increase in deposit costs, a $17.5 million increase in compensation and benefits, and a $16.0 million increase in other expenses. For certain deposit accounts in the Company’s specialized deposit portfolio, clients receive an earnings credit rate on average collected balances that may be used to offset expenses associated with the client’s activities for managing the accounts. These costs are reflected in noninterest expense as Deposit costs. The increase in deposit costs in 2023 is due to organic growth in specialized deposits and an increase in market interest rates that increased the earnings credit rate and related expenses for those accounts. The Company maintained approximately $2.6 billion and $2.0 billion of average specialty deposits, resulting in an average specialty deposit cost of 2.75% and 1.41% for 2023 and 2022, respectively.

The increase in compensation and benefits was due to annual merit increases and an increase in full time equivalent employees, higher share-based compensation from higher award levels, and higher medical costs due to inflationary increases. The Company expects to continue to invest in its associates and other infrastructure that supports growth. In addition, low unemployment, inflationary pressures and a shift in employee work arrangements to a virtual/hybrid model are expected to continue to have an impact on future operating expenses.

The increase in other expense of $16.0 million was attributed primarily to a $6.1 million increase in FDIC assessment and other insurance, a $1.7 million increase in loan, legal and other real estate expenses, and a $1.6 million increase in marketing and public relations expenses. The increase in FDIC assessment and other insurance is primarily due to an FDIC special assessment in the amount of $2.4 million and an increase due to the growth of the balance sheet. In November 2023, the FDIC issued a Final Rule on Special Assessment Pursuant to Systemic Risk Determination, implementing a special assessment to recover the cost associated with protecting uninsured depositors following the closure of FDIC insured banks earlier in 2023. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods beginning in January 2024. The Company’s portion of the special assessment is approximately $2.4 million and was expensed in the fourth quarter of 2023.

Income Taxes
The Company’s blended federal and state tax rate was approximately 24.8% in 2023 and 25.2% in 2022. The effective tax rate, which is adjusted for permanent differences, such as tax exempt income, was 21.3% in 2023 compared to 21.7% in 2022. In conjunction with the completion of the 2022 tax returns in the fourth quarter of 2023, the effective tax rate decreased due to a lower state tax apportionment. See “Item 8. Note 16 – Income Taxes” for additional information.

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Total cash and cash equivalents	$433,029	$291,359	$2,021,689	48.62%	(85.59)%
Securities	2,368,707	2,245,722	1,795,687	5.48%	25.06%
Total loans	10,884,118	9,737,138	9,017,642	11.78%	7.98%
Total assets	14,518,590	13,054,172	13,537,358	11.22%	(3.57)%
Deposits	12,176,371	10,829,150	11,343,799	12.44%	(4.54)%
Total liabilities	12,802,522	11,531,909	12,008,242	11.02%	(3.97)%
Total shareholders’ equity	1,716,068	1,522,263	1,529,116	12.73%	(0.45)%

The table below represents the summary balance sheet shown as a percentage of account class (total assets, total liabilities or total shareholders’ equity), as applicable:

	December 31,
	2023	2022	2021
Total cash and cash equivalents	2.98%	2.23%	14.93%
Securities	16.31%	17.20%	13.26%
Total loans	74.97%	74.59%	66.61%
Total assets	100.00%	100.00%	100.00%
Deposits	95.11%	93.91%	94.47%
Total liabilities	100.00%	100.00%	100.00%
Total shareholders’ equity	100.00%	100.00%	100.00%

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

The following table sets forth the composition of the loan portfolio by type of loans:

	December 31,
($ in thousands)	2023	2022
Commercial and industrial	$4,672,559	$3,859,882
Commercial real estate - investor owned	2,451,953	2,357,820
Commercial real estate - owner occupied	2,351,618	2,270,551
Construction and land development	760,425	611,565
Residential real estate	372,188	395,537
Other	275,375	241,783
Total loans	$10,884,118	$9,737,138

	December 31,
	2023	2022
Commercial and industrial	42.9%	39.6%
Commercial real estate - investor owned	22.5%	24.2%
Commercial real estate - owner occupied	21.6%	23.3%
Construction and land development	7.1%	6.3%
Residential real estate	3.4%	4.1%
Other	2.5%	2.5%
Total loans	100.0%	100.0%

C&I loans are made based on the borrower’s ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.

The Company continues to focus on originating high-quality C&I loan relationships as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. C&I loan growth also supports our efforts to maintain the Company’s asset-sensitive interest rate risk position. Additionally, our specialized products, especially sponsor finance, life insurance premium financing, and tax credit lending, consist of primarily C&I loans, and have contributed significantly to the Company’s C&I loan growth. These loans are sourced through relationships developed with wealth and estate planning firms, private equity funds and tax credit specialists and are not bound geographically to our markets. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets.

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

•Construction and land development loans relating primarily to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. At December 31, 2023, $447.0 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function.

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

The following table presents a breakdown of loans by NAICS code at the periods indicated:

	December 31,
	2023		2022
($ in thousands)	Outstanding Balance	%	Outstanding Balance	%
Accommodation and Food Services	$975,357	9%	$880,870	9%
Administrative and Support and Waste Management and Remediation Services	215,733	2%	200,586	2%
Agriculture, Forestry, Fishing and Hunting[1]	229,719	2%	200,144	2%
Arts, Entertainment, and Recreation	125,487	1%	105,851	1%
Construction	692,403	6%	555,343	6%
Educational Services	54,044	1%	51,083	—%
Finance and Insurance	2,005,183	18%	1,622,712	17%
Health Care and Social Assistance	551,979	5%	455,839	5%
Information	97,052	1%	100,004	1%
Management of Companies and Enterprises	88,079	1%	78,548	1%
Manufacturing	704,750	7%	694,483	7%
Mining, Quarrying, and Oil and Gas Extraction	32,024	—%	8,106	—%
Other Services (except Public Administration)	588,449	5%	536,112	6%
Professional, Scientific, and Technical Services	326,176	3%	304,027	3%
Public Administration	13,774	—%	9,111	—%
Real Estate and Rental and Leasing	2,766,754	25%	2,534,275	26%
Retail Trade	513,763	5%	517,659	5%
Transportation and Warehousing	284,706	3%	257,384	3%
Utilities	15,853	—%	34,079	—%
Wholesale Trade	535,666	5%	491,218	5%
Other	67,167	1%	99,704	1%
Total Loans	$10,884,118	100%	$9,737,138	100%

[1]Includes $95.0 million and $94.0 million in animal production at December 31, 2023, and 2022, respectively and $113.8 million and $95.6 million in crop production at December 31, 2023, and 2022, respectively.

At December 31, 2023 and 2022, the Company had an agricultural loan portfolio of $229.7 million and $200.1 million, respectively. The Company has announced its intent to wind down this portfolio over time as the loans mature or pay down. The Company does not intend to enter into new agricultural loans.

The following table presents a breakdown of commercial & industrial loans by size at the periods indicated:

	December 31,
	2023			2022
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,466	$850,849	$345	2,116	$771,717	$365
$2-5 million	339	1,114,522	3,288	314	991,748	3,158
$5-10 million	139	984,795	7,085	124	862,427	6,955
>$10 million	97	1,722,393	17,757	76	1,233,990	16,237
Total	3,041	$4,672,559	$1,537	2,630	$3,859,882	$1,468

The following table presents a breakdown of commercial real estate loans (investor owned and owner occupied) by size at the periods indicated:

	December 31,
	2023			2022
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	3,133	$1,867,452	$596	3,170	$1,872,671	$591
$2-5 million	413	1,265,659	3,065	416	1,272,977	3,060
$5-10 million	118	793,837	6,727	105	727,681	6,930
>$10 million	57	876,623	15,379	50	755,042	15,101
Total	3,721	$4,803,571	$1,291	3,741	$4,628,371	$1,237

The Company had $482.0 million and $443.1 million of investor owned office real estate loans as of December 31, 2023 and 2022, respectively.

The following table presents a breakdown of construction loans by size at the periods indicated:

	December 31,
	2023			2022
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	355	$143,461	$404	408	$181,813	$446
$2-5 million	60	190,857	3,181	52	154,563	2,972
$5-10 million	23	160,228	6,966	14	96,194	6,871
>$10 million	17	265,879	15,640	13	178,995	13,769
Total	455	$760,425	$1,671	487	$611,565	$1,256

The following table presents a breakdown of residential loans by size at the periods indicated:

	December 31,
	2023			2022
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,130	$284,594	$134	2,252	$293,691	$130
$2-5 million	18	58,337	3,241	21	70,658	3,365
$5-10 million	4	29,257	7,314	4	31,188	7,797
Total	2,152	$372,188	$173	2,277	$395,537	$174

The following table presents a breakdown of other loans by size at the periods indicated:

	December 31,
	2023			2022
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	1,171	$105,759	$90	1,265	$125,136	$99
$2-5 million	18	60,801	3,378	18	59,099	3,283
$5-10 million	7	44,593	6,370	3	18,255	6,085
>$10 million	4	64,222	16,056	3	39,293	13,098
Total	1,200	$275,375	$229	1,289	$241,783	$188

The following table presents a breakdown of total loans by geographic region at the periods indicated:

	December 31,
($ in thousands)	2023	2022
Midwest	$3,338,308	$3,214,305
Southwest	1,565,852	1,242,125
West	1,813,239	1,654,899
Specialty and other loans	4,166,719	3,625,809
Total	$10,884,118	$9,737,138

The following table presents a breakdown of total loans by MSA, excluding specialty and other loans, at the periods indicated:

	December 31,
($ in thousands)	2023	2022
St. Louis, MO-IL MSA	$2,382,192	$2,328,830
Los Angeles-Long Beach-Santa Ana, CA MSA	1,561,720	1,477,084
Kansas City, MO-KS MSA	953,557	882,499
Phoenix-Mesa-Scottsdale, AZ MSA	899,768	692,788
San Diego-Carlsbad-San Marcos, CA MSA	234,808	177,815
Albuquerque, NM MSA	183,813	197,004
Santa Fe, NM MSA	167,321	180,976
Dallas-Fort Worth-Arlington, TX MSA	155,459	42,545
Las Vegas-Paradise, NV MSA	83,737	39,477
All other MSAs	95,024	92,311
Specialty and other loans	4,166,719	3,625,809
Total	$10,884,118	$9,737,138

Loan guarantees, primarily on SBA 7(a) loans, totaled $932.1 million and $960.3 million at December 31, 2023 and 2022, respectively.

The following table provides additional information on select specialty lending detail, at the periods indicated:

($ in thousands)	December 31, 2023	December 31, 2022	Increase (decrease)
C&I	$2,186,203	$1,904,654	$281,549	15%
CRE investor owned	2,291,660	2,176,424	115,236	5%
CRE owner occupied	1,262,264	1,174,094	88,170	8%
SBA loans*	1,281,632	1,312,378	(30,746)	(2)%
Sponsor finance*	872,264	635,061	237,203	37%
Life insurance premium finance*	956,162	817,115	139,047	17%
Tax credits*	734,594	559,605	174,989	31%
Residential real estate	359,957	379,924	(19,967)	(5)%
Construction and land development	670,567	534,753	135,814	25%
Other	268,815	243,130	25,685	11%
Total loans	$10,884,118	$9,737,138	$1,146,980	12%

*Specialty loan category

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

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2023, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

The following table presents the maturity distribution of loans at December 31, 2023 categorized by fixed or variable interest rates, net of unearned loan fees:

($ in thousands)	Due in One Year or Less (1)	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total	Percent of Total Loans
Fixed Rate Loans
Commercial and industrial	$51,175	$607,919	$604,659	$11,859	$1,275,612	12%
Real estate:
Commercial	302,811	1,647,258	461,445	147,176	2,558,690	23%
Construction and land development	30,137	56,756	3,171	2,176	92,240	1%
Residential	18,213	92,594	13,957	25,011	149,775	1%
Other	2,084	26,181	86,192	55,922	170,379	2%
Total	$404,420	$2,430,708	$1,169,424	$242,144	$4,246,696	39%
Variable Rate Loans
Commercial and industrial	$1,224,975	$1,985,579	$180,990	$5,403	$3,396,947	31%
Real estate:
Commercial	217,526	415,253	384,171	1,227,931	2,244,881	21%
Construction and land development	247,919	277,764	63,959	78,543	668,185	6%
Residential	36,337	25,351	58,760	101,965	222,413	2%
Other	42,902	14,713	47,261	120	104,996	1%
Total	$1,769,659	$2,718,660	$735,141	$1,413,962	$6,637,422	61%
Total Loans
Commercial and industrial	$1,276,150	$2,593,498	$785,649	$17,262	$4,672,559	43%
Real estate:
Commercial	520,337	2,062,511	845,616	1,375,107	4,803,571	44%
Construction and land development	278,056	334,520	67,130	80,719	760,425	7%
Residential	54,550	117,945	72,717	126,976	372,188	3%
Other	44,986	40,894	133,453	56,042	275,375	3%
Total	$2,174,079	$5,149,368	$1,904,565	$1,656,106	$10,884,118	100.0%

(1) Includes loans with no stated maturity and overdraft lines of credit.

The majority of variable loans are based on the prime rate or SOFR. At December 31, 2023, $4.2 billion or 64% of variable rate loans were subject to an interest rate floor. Most variable rate loan originations have one-to three-year maturities. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” of this MD&A section.

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses for the periods indicated:

	December 31,
($ in thousands)	2023	2022
Provision (benefit) for credit losses on loans	$35,883	$(4,210)
Provision for available-for-sale securities	4,281	—
Provision (benefit) for off-balance sheet commitments	(5,450)	4,462
Provision for held-to-maturity securities	50	121
Charge-offs (recoveries) of accrued interest	1,841	(984)
Provision (benefit) for credit losses	$36,605	$(611)

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

CECL requires economic forecasts to be factored into determining estimated losses. As a result, CECL is designed to typically require a higher level of provision at the start of an economic downturn. The increase in the provision for credit losses in 2023 was primarily due to loan growth, net charge-offs and the increase in nonperforming loans. The provision for credit losses in 2023 also included the impact of the impairment of an available-for-sale investment security. The available-for-sale investment impairment was related to a subordinated debt security in a publicly-traded bank that failed in the first quarter of 2023. The provision benefit in the prior year-to-date period, was primarily due to an improvement in economic factors and the recovery of accrued interest on nonperforming loans.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The following table summarizes the allocation of the ACL on loans:

	December 31,
($ in thousands)	2023		2022
Balance at End of Period Applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and industrial	$58,886	42.9%	$53,835	39.6%
Real estate:
Commercial	54,685	44.1%	58,943	47.5%
Construction and land development	10,198	7.0%	11,444	6.3%
Residential	6,142	3.4%	7,928	4.1%
Other	4,860	2.6%	4,782	2.5%
Total allowance	$134,771	100.0%	$136,932	100.0%

The allowance for credit losses was 1.24% of total loans at December 31, 2023, compared to 1.41%, and 1.61%, at December 31, 2022 and 2021, respectively. The decline in the allowance to total loans ratio in 2023 compared to 2022 was primarily due to a shift in the mix of the loan portfolio to categories with lower reserve requirements, improvement in the economic forecast and net loan charge-offs of $38.0 million.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	December 31,
	2023			2022
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$33,257	$4,247,091	0.78%	$3,869	$3,555,483	0.11%
Real estate:
Commercial	4,446	4,712,037	0.09%	(593)	4,323,757	(0.01)%
Construction and land development	(54)	712,578	(0.01)%	(53)	689,048	(0.01)%
Residential	(323)	362,641	(0.09)%	539	382,485	0.14%
Other	718	290,054	0.25%	137	240,816	0.06%
Total	38,044	10,324,401	0.37%	3,899	9,191,589	0.04%
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

	December 31,
($ in thousands)	2023	2022
Non-accrual loans	$43,181	$9,766
Loans past due 90 days or more and still accruing interest	547	142
Restructured loans	—	73
Total nonperforming loans	43,728	9,981
Other real estate	5,736	269
Total nonperforming assets	$49,464	$10,250

Total assets	$14,518,590	$13,054,172
Total loans	10,884,118	9,737,138
Total allowance for credit losses	134,771	136,932

ACL to nonaccrual loans	312%	1,402%
ACL to nonperforming loans	308%	1,372%
ACL to total loans	1.24%	1.41%
Nonaccrual loans to total loans	0.40%	0.10%
Nonperforming loans to total loans	0.40%	0.10%
Nonperforming assets to total assets	0.34%	0.08%

Nonperforming loans based on loan type were as follows:

($ in thousands)	December 31, 2023		Number of loans	December 31, 2022		Number of loans
Commercial and industrial	$7,756	18%	15	$4,443	44%	14
Commercial real estate	33,739	77%	27	4,200	42%	10
Construction and land development	1,269	3%	3	1,192	12%	2
Residential real estate	959	2%	1	73	1%	1
Other	5	—%	2	73	1%	2
Total	$43,728	100%	48	$9,981	100%	29

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
($ in thousands)	2023	2022
Nonperforming loans, beginning of period	$9,981	$28,024
Additions to nonaccrual loans	109,766	8,904
Charge-offs	(43,215)	(9,393)
Principal payments	(25,871)	(17,554)
Moved to other real estate and repossessed assets	(6,933)	—
Nonperforming loans, end of period	$43,728	$9,981

Nonperforming loans at December 31, 2023 increased $33.7 million, or 338%, when compared to December 31, 2022. The increase in nonperforming loans during 2023 was primarily from additions to nonaccrual loans of $109.8 million, offset by principal payments of $25.9 million and charge-offs of $43.2 million. The charge-offs of nonperforming loans were primarily in C&I and commercial real estate (investor owned), representing 84% and 11% of gross charge-offs in 2023, respectively.

Other real estate
The following table summarizes the changes in other real estate:

	Year ended December 31,
($ in thousands)	2023	2022
Other real estate, beginning of period	$269	$3,493
Additions	5,736	—
Writedowns in value	—	(268)
Sales	(269)	(2,956)
Other real estate, end of period	$5,736	$269

Investments
At December 31, 2023, our portfolio of investment securities was $2.4 billion, or 16%, of total assets, compared to $2.2 billion, or 17%, of total assets as of December 31, 2022. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	December 31,
	2023		2022
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$296,446	12.5%	$237,785	10.6%
Obligations of states and political subdivisions	1,007,870	42.5%	946,456	42.1%
Agency mortgage-backed securities	752,481	31.8%	716,422	31.9%
U.S. Treasury Bills	181,701	7.7%	208,534	9.3%
Corporate debt securities	130,994	5.5%	137,260	6.1%
Total	$2,369,492	100.0%	$2,246,457	100.0%

The allowance for credit losses on held-to-maturity debt securities was $0.8 million and $0.7 million at December 31, 2023 and 2022, respectively. The Company had no debt securities classified as trading at December 31, 2023, or 2022.

The following table summarizes contractual maturity and tax-equivalent yields on the investment portfolio at December 31, 2023:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$19,002	2.0%	$233,663	1.8%	$32,821	4.2%	$10,960	2.1%	$296,446	2.1%
Obligations of states and political subdivisions	6,357	1.4%	22,167	2.4%	214,115	3.4%	765,231	3.2%	1,007,870	3.3%
Agency mortgage-backed securities	103	3.5%	74,432	2.9%	67,521	3.6%	610,425	3.1%	752,481	3.1%
U.S. Treasury Bills	116,225	4.2%	63,055	3.0%	2,421	3.1%	—	—%	181,701	3.7%
Corporate debt securities	—	—%	72,377	3.2%	58,617	3.5%	—	—%	130,994	3.4%
Total	$141,687	3.8%	$465,694	2.4%	$375,495	3.5%	$1,386,616	3.2%	$2,369,492	3.1%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 24.8%. Actual maturities can differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Other investments primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities, community development funds, and other investments in private equity funds, primarily SBICs. These investments do not have a stated maturity.

	December 31,
	2023		2022
($ in thousands)	Amount	%	Amount	%
FHLB capital stock	$7,824	11.8%	$14,015	22.0%
Other investments	58,371	88.2%	49,775	78.0%
Total	$66,195	100.0%	$63,790	100.0%

Deposits
The following table shows the breakdown of deposits by type:

	Years ended December 31,		$ Increase (decrease)	% Increase (decrease)
($ in thousands)	2023	2022	2023 vs. 2022	2023 vs. 2022
Noninterest-bearing demand accounts	$3,958,743	$4,642,732	$(683,989)	(14.7)%
Interest-bearing demand accounts	2,950,259	2,256,295	693,964	30.8%
Money market accounts	3,399,280	2,655,159	744,121	28.0%
Savings accounts	595,175	744,256	(149,081)	(20.0)%
Certificates of deposit:
Brokered	482,759	118,968	363,791	305.8%
Customer	790,155	411,740	378,415	91.9%
Total deposits	$12,176,371	$10,829,150	$1,347,221	12.4%

Noninterest-bearing deposits / Total deposits	33%	43%

Brokered certificates of deposit increased $363.8 million, to $482.8 million at December 31, 2023. Brokered certificates of deposit are used for term liquidity purposes in place of FHLB borrowings. The brokered certificates of deposit balance has a weighted average cost of 4.73% and a weighted average remaining term of 7 months at December 31, 2023. The Company has a specialty deposit portfolio focusing primarily on property management, community associations, and escrow companies. These deposits totaled $2.8 billion and $2.1 billion at the end of 2023 and 2022, respectively.

The following table shows the average balance and average rate of the Company’s deposits by type:

	Years ended December 31,
	2023		2022		2021
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,131,163	—%	$4,805,549	—%	$3,597,204	—%

Interest-bearing demand accounts	2,559,238	1.84%	2,318,363	0.30%	2,122,752	0.08%
Money market accounts	3,043,794	3.05%	2,781,579	0.69%	2,557,836	0.18%
Savings accounts	668,368	0.15%	819,043	0.04%	724,768	0.03%
Certificates of deposit:
Brokered	557,761	4.44%	128,120	1.08%	66,265	1.66%
Customer	640,790	2.81%	441,152	0.48%	504,231	0.61%
Total interest-bearing deposits	$7,469,951	2.46%	$6,488,257	0.46%	$5,975,852	0.18%

Total average deposits	$11,601,114	1.58%	$11,293,806	0.27%	$9,573,056	0.11%

Average total deposits were $11.6 billion for the year ended December 31, 2023, an increase of $307.3 million, or 3%, from December 31, 2022. The increase in 2023 was primarily due to organic growth in money market and interest-bearing demand accounts.

The following table sets forth the maturities of estimated uninsured certificates of deposit as of December 31, 2023. Uninsured deposits are amounts estimated to exceed the FDIC deposit insurance limit and are not subject to any federal or state insurance program.

($ in thousands)	Total
Three months or less	$118,125
Over three through six months	48,185
Over six through twelve months	48,786
Over twelve months	19,507
Total	$234,603

As of December 31, 2023, estimated uninsured deposits totaled $4.3 billion, including $234.6 million of certificates of deposit. At December 31, 2022 estimated uninsured deposits totaled $5.9 billion. Estimated uninsured deposits at December 31, 2023 include $0.5 million of balances that are collateralized or secured with third party insurance.

Shareholders’ equity
Shareholders’ equity totaled $1.7 billion at December 31, 2023, an increase of $193.8 million, or 12.7%, from December 31, 2022.

Significant activity during the year ended December 31, 2023 included the following:

•Increase from net income of $194.1 million;
•Net increase in fair value of available-for-sale securities and cash flow hedges of $29.3 million;
•Decrease from dividends paid on common stock of $37.4 million and preferred stock of $3.8 million, respectively

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $433.0 million at December 31, 2023, compared to $291.4 million at December 31, 2022. The increase in cash balances during 2023 is due to deposit growth exceeding loan growth. The increase in market interest rates in 2022-2023 increased the competitive environment for deposits, as depositors have more alternatives to bank deposit accounts. While client deposit balances declined in the first half of 2023, successful marketing efforts increased total deposits in the last half of the year. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $2.4 billion at December 31, 2023, and included $1.6 billion pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $808.7 million could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	December 31, 2023
Federal Reserve Bank borrowing capacity	$2,533,405
FHLB borrowing capacity	1,029,921
Unpledged securities	808,709
Federal funds lines (6 correspondent banks)	120,000
Cash and interest-bearing deposits	433,029
Holding Company line of credit	25,000
Total	$4,950,064

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. SBA loans totaling $42.1 million were sold during 2023.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at December 31, 2023, the Company could borrow an additional $1.0 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. In the first quarter of 2024, the Company pledged an additional $495 million of loans to the FHLB to increase the borrowing capacity. The Company also has $2.5 billion available from the Federal Reserve Bank under a pledged loan agreement. Included in the Federal Reserve Bank borrowing capacity at December 31, 2023 is $215.0 million related to the Bank Term Funding Program. On January 24, 2024, the Federal Reserve announced that the program would cease making new loans on March 11, 2024. The Company also has unsecured federal funds lines with six correspondent banks totaling $120 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.0 billion in unused commitments to extend credit as of December 31, 2023. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. In 2023, the holding company maintained a revolving line of credit for an aggregate amount up to $25 million, all of which was available at December 31, 2023. The line of credit has a one-year term that was renewed in February 2024 for an additional one-year term, and the interest rate was amended to one-month Term SOFR plus 185 basis points and the annual unused commitment fee was increased to 0.40%. The proceeds can be used for general corporate purposes.

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

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company. The Company also enters into derivative contracts under which the Company either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of these contracts changes daily as market interest rates change. For additional information on the Company’s contractual obligations and commitments see the following footnotes in Item 8: “Note 5 – Leases,” “Note 6 – Derivative Financial Instruments,” “Note 10 – Subordinated Debentures and Notes,” “Note 11 – Federal Home Loan Bank Advances,” “Note 12 – Other Borrowings,” and “Note 17 – Commitments and Contingent Liabilities.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2023, and December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well-capitalized” at each of December 31, 2023 and 2022. Refer to “Item 8. Note 14 – Regulatory Capital” for a summary of our risk-based capital and leverage ratios.

The following table summarizes the Company’s capital ratios:

	December 31, 2023		December 31, 2022
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.3%	12.2%	11.1%	12.1%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.7%	12.2%	12.6%	12.1%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.2%	13.2%	14.2%	13.1%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.0%	10.6%	10.9%	10.5%	5.0%	N/A
Tangible common equity to tangible assets[1]	8.96%		8.43%
Common equity tier 1 capital	$1,387,802	$1,493,105	$1,228,786	$1,333,978
Tier 1 capital	1,553,448	1,493,163	1,394,426	1,334,030
Total risk-based capital	1,732,501	1,608,966	1,568,332	1,444,685

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

The following table summarizes the projected impact of interest rate shocks on net interest income:

Rate Shock	Annual % change in net interest income
	At December 31,
	2023	2022
+ 300 bp	9.8%	11.1%
+ 200 bp	6.6%	7.5%
+ 100 bp	3.3%	3.8%
- 100 bp	(3.5)%	(4.1)%
- 200 bp	(7.3)%	(9.0)%
- 300 bp	(11.2)%	(15.1)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2023, the Company had derivative contracts to manage interest rate risk, including $250.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $62.0 million in notional value on derivatives on floating rate debt. Derivative financial instruments are discussed in “Item 8. Note 6 – Derivative Financial Instruments.”

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

The Company had $6.6 billion in variable rate loans as of December 31, 2023. Of these loans, $4.2 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.8 billion indexed to the prime rate, $2.7 billion are indexed to SOFR, $294.8 million indexed to LIBOR, and $813.3 million indexed to other rates.

Changes in interest rates will also have an effect on noninterest expense. Certain deposit accounts receive an earnings credit that provides a reimbursement for costs clients incur on the accounts. As interest rates increase, the amount available for reimbursement also increases, resulting in an increase to noninterest expense. Conversely, a decrease in interest rates would reduce the amount available for reimbursement and decrease noninterest expense.

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

Allowance for Credit Losses
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $134.8 million at December 31, 2023 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $27.5 million. Conversely, the allowance would have increased $43.9 million using only the downside scenario.

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

The Company considers its core efficiency ratio, tangible common equity ratio, return on average tangible common equity, and tangible book value per common share, collectively “core performance measures,” presented in this earnings release and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as the FDIC special assessment, merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Reconciliations of Non-GAAP Financial Measures
Core Efficiency Ratio

	For the Years ended December 31,
($ in thousands)	2023	2022	2021
Net interest income (GAAP)	$562,592	$473,903	$360,194
Tax-equivalent adjustment	8,079	7,042	5,151
Net interest income - FTE (non-GAAP)	570,671	480,945	365,345

Noninterest income (GAAP)	68,725	59,162	67,743
Less gain on sale of investment securities	601	—	—
Less gain (loss) on sale of other real estate owned	187	(93)	884
Core revenue (non-GAAP)	$638,608	$540,200	$432,204

Noninterest expense (GAAP)	$348,186	$274,216	$245,919
Less amortization on intangibles	4,601	5,367	5,691
Less branch closure expenses	—	—	3,441
Less merger-related expenses	—	—	22,082
Less FDIC special assessment	2,412	—	—
Core noninterest expense (non-GAAP)	$341,173	$268,849	$214,705

Core efficiency ratio (non-GAAP)	53.42%	49.77%	49.68%

Tangible Common Equity, Tangible Book Value per Share, and Tangible Common Equity Ratio

	Period ended December 31,
($ and shares in thousands, except per share data)	2023	2022	2021
Shareholders' equity (GAAP)	$1,716,068	$1,522,263	$1,529,116
Less preferred stock	71,988	71,988	71,988
Less goodwill	365,164	365,164	365,164
Less intangible assets	12,318	16,919	22,286
Tangible common equity (non-GAAP)	$1,266,598	$1,068,192	$1,069,678

Common shares outstanding	37,416	37,253	37,820
Tangible book value per share (non-GAAP)	$33.85	$28.67	$28.28

Total assets (GAAP)	$14,518,590	$13,054,172	$13,537,358
Less goodwill	365,164	365,164	365,164
Less intangible assets	12,318	16,919	22,286
Tangible assets (non-GAAP)	$14,141,108	$12,672,089	$13,149,908

Tangible common equity to tangible assets (non-GAAP)	8.96%	8.43%	8.13%

Return on Average Tangible Common Equity (ROATCE)

	For the Years ended December 31,
($ in thousands)	2023	2022	2021
Average shareholder’s equity (GAAP)	$1,623,121	$1,498,759	$1,277,153
Less average preferred stock	71,988	71,988	8,903
Less average goodwill	365,164	365,164	307,614
Less average intangible assets	14,531	19,516	22,460
Average tangible common equity (non-GAAP)	$1,171,438	$1,042,091	$938,176

Net income available to common shareholders (GAAP)	$190,309	$199,002	$133,055
FDIC special assessment (after tax)	1,814	—	—
Net income available to common shareholders adjusted (non-GAAP)	$192,123	$199,002	$133,055
Return on average tangible common equity adjusted for FDIC assessment (non-GAAP)	16.40%	19.10%	14.18%
Return on average common equity (GAAP)	12.27%	13.95%	10.49%
Return on average common equity adjusted for FDIC assessment (non-GAAP)	12.39%	13.95%	10.49%

Pre-Provision Net Revenue (PPNR) and Pre-Provision Net Revenue Return on Average Assets (PPNR ROAA)

	For the Years ended December 31,
($ in thousands)	2023	2022	2021
Net interest income	$562,592	$473,903	$360,194
Noninterest income	68,725	59,162	67,743
FDIC special assessment	2,412	—	—
Less gain on sale of investment securities	601	—	—
Less gain (loss) on sale of other real estate owned	187	(93)	884
Less noninterest expense	348,186	274,216	245,919
PPNR (non-GAAP)	$284,755	$258,942	$181,134

Average assets	$13,805,236	$13,319,624	$11,467,310
PPNR ROAA (non-GAAP)	2.06%	1.94%	1.58%

Return on Average Assets (ROAA)

	For the Years ended December 31,
($ in thousands)	2023	2022	2021
Net income (GAAP)	$194,059	$203,043	$133,055
FDIC special assessment (after tax)	1,814	—	—
Net income adjusted (non-GAAP)	195,873	203,043	133,055

Average assets	$13,805,236	$13,319,624	$11,467,310
ROAA (GAAP)	1.41%	1.52%	1.16%
ROAA adjusted for FDIC special assessment (non-GAAP)	1.42%	1.52%	1.16%

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

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the ACL on loans as a critical audit matter because of the complexity of the Company’s model and the significant assumptions used by management. Auditing the ACL on loans required a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists when performing audit procedures to evaluate the reasonableness of management’s models and assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s ACL on loans included the following, among others:
•We tested the design and operating effectiveness of management’s controls covering the key data, assumptions and judgments impacting the ACL on loans.
•We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in determining the ACL on loans.
•We involved credit specialists to assist us in evaluating the Company’s development of the ACL model, including the selection of and calibration to economic factors.
•We assessed the reasonableness of the Company’s qualitative methodology, tested key calculations utilized within the qualitative estimate, and agreed underlying data within the calculation to source documents.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 26, 2024

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Enterprise Financial Services Corp
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

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
February 26, 2024

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2023 and 2022

	December 31,
($ in thousands, except per share data)	2023	2022
Assets
Cash and due from banks	$193,275	$229,580
Federal funds sold	2,880	1,753
Interest-earning deposits	236,874	60,026
Total cash and cash equivalents	433,029	291,359
Interest-earning deposits greater than 90 days	3,856	8,029
Securities available-for-sale	1,618,273	1,535,807
Securities held-to-maturity, net	750,434	709,915
Loans held-for-sale	359	1,228
Loans	10,884,118	9,737,138
Allowance for credit losses on loans	(134,771)	(136,932)
Total loans, net	10,749,347	9,600,206
Other investments	66,195	63,790
Fixed assets, net	42,681	42,985
Goodwill	365,164	365,164
Intangible assets, net	12,318	16,919
Other assets	476,934	418,770
Total assets	$14,518,590	$13,054,172

Liabilities and Shareholders' equity
Noninterest-bearing demand accounts	$3,958,743	$4,642,732
Interest-bearing demand accounts	2,950,259	2,256,295
Money market accounts	3,399,280	2,655,159
Savings accounts	595,175	744,256
Certificates of deposit:
Brokered	482,759	118,968
Customer	790,155	411,740
Total deposits	12,176,371	10,829,150
Subordinated debentures and notes	155,984	155,433
FHLB advances	—	100,000
Other borrowings	297,829	324,119
Other liabilities	172,338	123,207
Total liabilities	12,802,522	11,531,909

Commitments and contingent liabilities (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding, respectively ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,416,028 and 37,253,292 shares issued and outstanding, respectively	374	373
Additional paid-in capital	995,208	982,660
Retained earnings	749,513	597,574
Accumulated other comprehensive loss, net	(101,015)	(130,332)
Total shareholders' equity	1,716,068	1,522,263
Total liabilities and shareholders' equity	$14,518,590	$13,054,172

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2023, 2022, and 2021

	Year ended December 31,
($ in thousands, except per share data)	2023	2022	2021
Interest income:
Loans	$687,852	$456,007	$348,615
Debt securities:
Taxable	39,510	28,267	18,030
Nontaxable	22,717	18,838	13,814
Interest-earning deposits	13,430	10,599	1,496
Dividends on equity securities	1,410	1,371	1,275
Total interest income	764,919	515,082	383,230
Interest expense:
Deposits	183,723	30,158	10,668
Subordinated debentures and notes	9,781	9,166	10,960
FHLB advances	2,752	599	803
Other borrowings	6,071	1,256	605
Total interest expense	202,327	41,179	23,036
Net interest income	562,592	473,903	360,194
Provision (benefit) for credit losses	36,605	(611)	13,385
Net interest income after provision (benefit) for credit losses	525,987	474,514	346,809
Noninterest income:
Deposit service charges	16,559	18,326	15,428
Wealth management revenue	10,030	10,010	10,259
Card services revenue	10,028	11,551	11,880
Tax credit income	9,196	2,558	8,028
Other income	22,912	16,717	22,148
Total noninterest income	68,725	59,162	67,743
Noninterest expense:
Employee compensation and benefits	164,566	147,029	124,904
Deposit costs	72,293	31,082	14,211
Occupancy	16,526	17,640	16,286
Data processing	15,196	13,513	12,242
Professional fees	5,719	7,079	4,289
Branch-closure expenses	—	—	3,441
Merger-related expenses	—	—	22,082
Other expense	73,886	57,873	48,464
Total noninterest expense	348,186	274,216	245,919

Income before income tax expense	246,526	259,460	168,633
Income tax expense	52,467	56,417	35,578
Net income	$194,059	$203,043	$133,055
Preferred stock dividends	3,750	4,041	—
Net income available to common shareholders	$190,309	$199,002	$133,055

Earnings per common share
Basic	$5.09	$5.32	$3.86
Diluted	5.07	5.31	3.86

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2023, 2022, and 2021

	Year ended December 31,
($ in thousands)	2023	2022	2021
Net income	$194,059	$203,043	$133,055
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	32,155	(149,623)	(17,049)
Reclassification of gain on the sale of available-for-sale securities	(450)	—	—
Reclassification of gain on held-to-maturity securities	(2,605)	(2,696)	(3,624)
Change in unrealized gain (loss) on cash flow hedges	(491)	2,798	1,161
Reclassification of loss on cash flow hedges	708	412	1,169
Total other comprehensive income (loss), net	29,317	(149,109)	(18,343)
Total comprehensive income	$223,376	$53,934	$114,712

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2023, 2022, and 2021

	Preferred		Common
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance December 31, 2020	—	$—	31,210	$332	$(73,528)	$697,839	$417,212	$37,120	$1,078,975
Net income	—	$—	—	$—	$—	$—	$133,055	$—	$133,055
Other comprehensive loss	—	—	—	—	—	—	—	(18,343)	(18,343)
Common stock dividends ($0.75 per share)	—	—	—	—	—	—	(26,153)	—	(26,153)
Repurchase of common stock	—	—	(1,300)	(12)	—	(30,518)	(30,059)	—	(60,589)
Issuance under equity compensation plans, net	—	—	132	—	—	2,549	(663)	—	1,886
Shares issued in connection with acquisition of First Choice Bancorp, net (gross issuance 7,808 shares)	—	—	7,777	78	—	342,912	(710)	—	342,280
Preferred stock issuance, net of $3,012 issuance cost	75	71,988	—	—	—	—	—	—	71,988
Share-based compensation	—	—	—	—	—	6,017	—	—	6,017
Balance December 31, 2021	75	$71,988	37,819	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income	—	$—	—	$—	$—	$—	$203,043	$—	$203,043
Other comprehensive loss	—	—	—	—	—	—	—	(149,109)	(149,109)
Common stock dividends ($0.90 per share)	—	—	—	—	—	—	(33,602)	—	(33,602)
Preferred stock dividends ($53.89 per share)	—	—	—	—	—	—	(4,041)	—	(4,041)
Repurchase of common stock	—	—	(700)	(7)	—	(18,867)	(14,049)	—	(32,923)
Issuance under equity compensation plans, net	—	—	134	2	—	2,460	(689)	—	1,773
Share-based compensation	—	—	—	—	—	8,006	—	—	8,006
Retirement of treasury stock (1,980 shares)	—	—	—	(20)	73,528	(27,738)	(45,770)	—	—
Balance December 31, 2022	75	$71,988	37,253	$373	$—	$982,660	$597,574	$(130,332)	$1,522,263
Net income	—	$—	—	$—	$—	$—	$194,059	$—	$194,059
Other comprehensive income	—	—	—	—	—	—	—	29,317	29,317
Common stock dividends ($1.00 per share)	—	—	—	—	—	—	(37,368)	—	(37,368)
Preferred stock dividends ($50.00 per share)	—	—	—	—	—	—	(3,750)	—	(3,750)
Issuance under equity compensation plans, net	—	—	163	1	—	2,402	(1,002)	—	1,401
Share-based compensation	—	—	—	—	—	10,146	—	—	10,146
Balance December 31, 2023	75	$71,988	37,416	$374	$—	$995,208	$749,513	$(101,015)	$1,716,068

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2023, 2022, and 2021

	Year ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$194,059	$203,043	$133,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,090	5,573	6,147
Provision (benefit) for credit losses	36,605	(611)	13,385
Deferred income taxes	2,380	2,194	545
Net amortization of debt securities	3,998	5,639	7,343
Net amortization (accretion) on loans	3,775	266	(1,140)
Amortization of intangible assets	4,601	5,367	5,690
Amortization of servicing assets	1,648	3,066	2,311
Mortgage loans originated-for-sale	(19,610)	(67,470)	(159,670)
Proceeds from mortgage loans sold	20,585	73,014	163,864
Loss (gain) on:
Investment securities	(601)	—	—
Loans sold	(2,015)	—	—
Other real estate	(187)	93	(931)
Fixed assets	(46)	(54)	—
State tax credits	(904)	(1,506)	(2,220)
Asset impairment	—	—	3,441
Share-based compensation	10,146	8,006	6,017
Changes in other assets and liabilities, net	8,714	(19,980)	(17,262)
Net cash provided by operating activities	268,238	216,640	160,575
Cash flows from investing activities:
Proceeds from acquisitions, net	—	—	212,642
Net (increase) decrease in loans	(1,238,276)	(722,677)	138,455
Proceeds received from:
Sale of debt securities, available-for-sale	40,393	—	27,135
Paydown or maturity of debt securities, available-for-sale	233,105	238,909	306,360
Paydown or maturity of debt securities, held-to-maturity	9,135	11,913	49,947
Redemption of other investments	92,879	12,989	18,159
Sale of loans	44,975	—	—
Sale of state tax credits held-for-sale	4,592	20,645	18,507
Sale of other real estate	457	2,517	5,915
Sale of fixed assets	357	1,699	—
Settlement of bank-owned life insurance policies	1,155	534	—
Payments for the purchase of:
Available-for-sale debt securities	(318,797)	(728,247)	(779,481)
Held-to-maturity debt securities	(56,365)	(182,004)	—
Other investments	(114,746)	(19,286)	(9,564)
State tax credits held-for-sale	(90)	(18,846)	(8,689)
Fixed assets	(6,556)	(1,930)	(2,500)
Net cash used in investing activities	(1,307,782)	(1,383,784)	(23,114)

	Year ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	$(683,989)	$64,296	$869,203
Net (decrease) increase in interest-bearing deposit accounts	2,031,210	(578,945)	648,778
Payments for the redemption of subordinated notes	—	—	(50,000)
Net increase (decrease) in short term FHLB advances, net	(100,000)	100,000	(160,000)
Repayments of long-term FHLB advances	—	(50,000)	—
Repayments of notes payable	(5,714)	(5,714)	(7,143)
Net (decrease) increase in other borrowings	(20,576)	(24,030)	59,925
Dividends paid on common stock	(37,368)	(33,602)	(26,153)
Repurchase of common stock	—	(32,923)	(60,589)
Dividends paid on preferred stock	(3,750)	(4,041)	—
Proceeds from issuance of preferred stock, net	—	—	71,988
Other, net	1,401	1,773	516
Net cash provided by (used in) financing activities	1,181,214	(563,186)	1,346,525
Net (decrease) increase in cash and cash equivalents	141,670	(1,730,330)	1,483,986
Cash and cash equivalents, beginning of period	291,359	2,021,689	537,703
Cash and cash equivalents, end of period	$433,029	$291,359	$2,021,689
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$195,392	$40,736	$23,957
Income taxes	50,117	46,009	56,845
Noncash investing and financing transactions:
Transfer to other real estate and repossessed assets owned in settlement of loans	$6,933	$—	$3,227
Sales of other real estate financed	—	—	228
Transfer of securities from available-for-sale to held-to-maturity	—	116,927	—
Transfer to loans from fixed assets for building sale and leaseback	1,460	—	—
Right-of-use assets obtained in exchange for lease obligations	15,640	9,512	5,658
Leasehold improvement allowance in other assets	2,483	—	—
Common shares issued in connection with acquisitions	—	—	343,650

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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days to be cash and cash equivalents. Cash balances include deposits in transit and drafts in the process of collection. The Federal Reserve is authorized to establish reserve requirements on depository institutions. In 2020, the Federal Reserve reduced the reserve requirement to zero percent. As such, cash balances at the Federal Reserve at December 31, 2023 and 2022 were not subject to a reserve requirement.

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

FASB ASU 2022-02, Financial Instruments–Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 was issued in March 2022 and eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update will be effective for fiscal years beginning after December 15, 2022 for entities that have adopted the amendments in ASU 2016-13, Financial Instruments–Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The adoption of ASU 2022-02 did not have a material effect on the consolidated financial statements.

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

FASB ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 was issued in November 2023 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment disclosures. The amendments in this update require annual and interim disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and require annual and interim disclosures on “other segment items” that comprise the difference between segment revenue less segment expense compared to the reported measure of segment profit or loss. In addition, the amendments will require all annual disclosures that are currently required to be reported on an interim basis and requires disclosure of the title and position of the chief operating decision maker and how that position uses the information to assess segment performance and the allocation of resources. ASU 2023-07 also requires entities that have a single reportable segment, such as the Company, to provide all disclosures required in this update and the existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of ASU 2023-07 and does not expect them to have a material effect on the consolidated financial statements.

FASB ASU 2023-09, Income Tax Disclosures. ASU 2023-09 was issued in December 2023 to require annual disclosures on specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Annual disclosures are required on income taxes paid, including the amounts paid for federal, state and foreign taxes and the amount paid in individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid (net of refunds received). Additional annual disclosures are required on pre-tax income from continuing operations and income tax expense, disaggregated by domestic and foreign amounts. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of ASU 2023-09 and does not expect them to have a material effect on the consolidated financial statements.

Investments
The Company has classified all investments in debt securities as either available-for-sale or held-to-maturity.

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

The Company also originates SBA 7(a) loans that generally provide for a guarantee of 75% of the loan, up to a maximum amount. The guaranteed portion of the loan can be sold in an active secondary market. For the years ended December 31, 2023 and 2022, all SBA7(a) loans are considered held-for-investment; however, as the Company makes the determination to sell the loans, they will be moved into the held-for-sale category. Sales of SBA guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. At December 31, 2023, the Company was servicing SBA loans that had been sold and has recorded a related servicing asset of $2.9 million. The servicing asset is accounted for under the amortization method and is evaluated for impairment. Amortization of the servicing asset is recorded as a reduction to servicing income.

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

Accrued interest receivable totaled $66.7 million and $48.1 million at December 31, 2023 and 2022, respectively, and were reported in Other Assets on the consolidated balance sheets.

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

The ACL for both PCD and non-PCD is determined by pooling loans with similar risk characteristics and using the approach described below under “Allowance for Credit Losses on Loans.”

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

CRE – CRE loans include various types of loans for which the Company holds real property as collateral. Commercial real estate lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by customers with a current banking relationship. The primary risks of CRE loans include the borrower’s inability to pay, material decreases in the value of the real estate being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans may be more adversely affected by conditions in the real estate markets and in the general economy.

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

Agricultural – Agricultural loans are generally secured with equipment, livestock, crops or other non-real property and at times the underlying real property. Agricultural loans are primarily included as a component of CRE and C&I loans. As of December 31, 2023, the Company has ceased originating new agricultural credit relationships.

Consumer – The Company provides a broad range of consumer loans to customers, including personal lines of credit, credit cards, recreational vehicles, yachts and automobile loans. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral. Consumer loans are included as a component of Other loans.

The Company utilizes a DCF method to measure the ACL on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized regression analysis to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical or peer evaluations. National unemployment is a loss driver used in all portfolios. The annual percentage change in gross domestic product is used in Construction, Agricultural, and Consumer portfolios. The annual percentage change in a commercial real estate index, national house price index and national retail sales are used in the CRE, Residential Real Estate and C&I portfolios, respectively. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Other Real Estate and Repossessed Assets
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

Repossessed assets represent property, other than real estate, that is acquired through repossession and is initially recorded at estimated fair value on the date of acquisition, less costs to sell. Subsequent to repossession, the assets are carried at the lower of cost or fair value, less estimated costs to sell.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the Company may not be able to recover the respective asset’s carrying amount. The Company’s annual test for impairment was performed in the fourth quarter of 2023. Such tests involve the use of estimates and assumptions.

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
Share-Based Compensation
Share-based compensation is recognized as an expense for stock options, restricted stock awards, performance stock units, and restricted stock units granted to employees and directors in return for service. Equity classified awards are measured at the grant date fair value using either an observable market value or a valuation methodology, and are recognized over the requisite service period on a straight-line basis. Forfeitures are recorded as they occur. A description of the Company’s share-based employee compensation plan is included in “Note 15 - Shareholders’ Equity and Compensation Plans.”

Specialty Deposits
The Company offers specialty deposit accounts to customers in certain industries, primarily community associations, property management, third party escrow, and trust services. These customers will typically receive an earnings credit rate on average collected balances that is used to offset their cost of maintaining the deposit accounts. Earnings credits, otherwise referred to as Deposit costs, are reflected as a component of non-interest expense in the Consolidated Statement of Income.

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

Reclassifications
Certain amounts, including deposit costs and other noninterest expense, reported in prior periods in the “Consolidated Statements of Income,” and “Note 20 – Supplemental Financial Information,” have been reclassified to conform to the current presentation. The reclassifications had no effect on net income or shareholders’ equity.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Year ended December 31,
($ and shares in thousands, except per share data)	2023	2022	2021
Net income available to common shareholders	$190,309	$199,002	$133,055

Weighted average common shares outstanding	37,370	37,381	34,436
Additional dilutive common stock equivalents	137	119	60
Weighted average diluted common shares outstanding	37,507	37,500	34,496

Basic earnings per common share	$5.09	$5.32	$3.86
Diluted earnings per common share	$5.07	$5.31	$3.86

For 2023, 2022 and 2021, common stock equivalents of approximately 419,000, 224,000 and 158,000, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale and held-to-maturity:

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$316,511	$303	$(20,368)	$296,446
Obligations of states and political subdivisions	500,881	57	(68,767)	432,171
Agency mortgage-backed securities	758,283	1,181	(59,083)	700,381
Corporate debt securities	8,750	—	(1,176)	7,574
U.S. Treasury Bills	184,709	62	(3,070)	181,701
Total securities available-for-sale	$1,769,134	$1,603	$(152,464)	$1,618,273

Held-to-maturity securities:
Obligations of states and political subdivisions	$575,699	$7,078	$(47,461)	$535,316
Agency mortgage-backed securities	52,100	—	(5,424)	46,676
Corporate debt securities	123,420	216	(8,981)	114,655
Total securities held-to-maturity	$751,219	$7,294	$(61,866)	$696,647
Allowance for credit losses	(785)
Total securities held-to-maturity, net	$750,434

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$266,090	$—	$(28,305)	$237,785
Obligations of states and political subdivisions	507,842	27	(90,425)	417,444
Agency mortgage-backed securities	727,931	453	(68,980)	659,404
Corporate debt securities	13,750	—	(1,110)	12,640
U.S. Treasury Bills	213,441	1	(4,908)	208,534
Total securities available-for-sale	$1,729,054	$481	$(193,728)	$1,535,807

Held-to-maturity securities:
Obligations of states and political subdivisions	$529,012	$2,321	$(65,347)	$465,986
Agency mortgage-backed securities	57,018	—	(6,416)	50,602
Corporate debt securities	124,620	163	(12,854)	111,929
Total securities held-to-maturity	$710,650	$2,484	$(84,617)	$628,517
Allowance for credit losses	(735)
Total securities held-to-maturity, net	$709,915

During 2023, the Company did not transfer any securities from available-for-sale to held-to-maturity. The Company believes the held-to-maturity category is consistent with the Company’s intent for these securities. In 2022, the Company transferred $116.7 million of securities from available-for-sale to held-to-maturity. The transfer of securities was made at fair value at the time of transfer. The unamortized portion of the unrealized holding gain at the time of transfer is retained in accumulated other comprehensive income and in the carrying value of held-to-

maturity securities. The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized, unrealized gain of $14.1 million and $17.6 million at December 31, 2023 and 2022, respectively. Such amounts are amortized over the remaining life of the securities.

At December 31, 2023 and 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Securities of $1.6 billion and $734.5 million at December 31, 2023 and December 31, 2022, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$141,734	$140,353	$1,230	$1,230
Due after one year through five years	327,794	309,375	81,887	77,227
Due after five years through ten years	130,737	117,025	190,949	183,396
Due after ten years	410,586	351,139	425,053	388,118
Agency mortgage-backed securities	758,283	700,381	52,100	46,676
	$1,769,134	$1,618,273	$751,219	$696,647

There were 753 and 740 available-for-sale securities in an unrealized loss position as of December 31, 2023 and 2022, respectively, included in the following tables:

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$25,886	$85	$247,027	$20,283	$272,913	$20,368
Obligations of states and political subdivisions	1,168	163	428,171	68,604	429,339	68,767
Agency mortgage-backed securities	58,249	417	540,032	58,666	598,281	59,083
Corporate debt securities	—	—	7,574	1,176	7,574	1,176
U.S. Treasury Bills	41,857	49	103,588	3,021	145,445	3,070
	$127,160	$714	$1,326,392	$151,750	$1,453,552	$152,464

	December 31, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$73,738	$6,249	$163,047	$22,056	$236,785	$28,305
Obligations of states and political subdivisions	103,179	13,501	311,634	76,924	414,813	90,425
Agency mortgage-backed securities	334,431	20,038	281,321	48,942	615,752	68,980
Corporate debt securities	12,640	1,110	—	—	12,640	1,110
U.S. Treasury Bills	198,688	4,908	—	—	198,688	4,908
	$722,676	$45,806	$756,002	$147,922	$1,478,678	$193,728

The unrealized losses at both December 31, 2023 and 2022, were primarily attributable to changes in market interest rates since the securities were purchased. In 2023, an allowance for credit losses on available-for-sale investment securities was established through a provision for credit losses of $4.2 million. A debt security of $4.2 million was subsequently charged-off against that allowance. At both December 31, 2023 and 2022, there was no ACL on available-for-sale securities outstanding.

Accrued interest receivable on held-to-maturity debt securities totaled $6.5 million and $5.8 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2023 and 2022, the ACL on held-to-maturity securities was $0.8 million and $0.7 million, respectively.

The proceeds, gross gains and losses realized from sales of available-for-sale investment securities were as follows:

	December 31,
($ in thousands)	2023	2022	2021
Gross gains realized	$601	$—	$—
Proceeds from sales	40,393	—	27,135

Other Investments
At December 31, 2023 and 2022, other investments totaled $66.2 million and $63.8 million, respectively. As a member of the FHLB, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $7.8 million, and $14.0 million at December 31, 2023 and 2022, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs, CDFIs, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties, see “Note 10 – Subordinated Debentures and Notes.”

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	December 31, 2023	December 31, 2022
Commercial and industrial	$4,674,056	$3,859,964
Real estate loans:
Commercial - investor owned	2,452,402	2,357,820
Commercial - owner occupied	2,344,117	2,270,551
Construction and land development	760,122	611,565
Residential	371,995	395,537
Total real estate loans	5,928,636	5,635,473
Other	285,653	248,990
Loans, before unearned loan fees	10,888,345	9,744,427
Unearned loan fees, net	(4,227)	(7,289)
Loans, including unearned loan fees	$10,884,118	$9,737,138

The loan balance includes a net premium on acquired loans of $9.6 million and $11.9 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022 loans of $4.8 billion and $2.8 billion, respectively, were pledged to the FHLB and the Federal Reserve.

Consumer mortgage loans secured by residential real estate in process of foreclosure totaled $1.0 million at December 31, 2023. There were no consumer mortgage loans secured by residential real estate in process of foreclosure at December 31, 2022.

Loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director totaled $0.1 million and $0.1 million for the year ended December 31, 2023 and 2022, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

A summary of the activity, by loan category, in the allowance for credit losses on loans for 2021, 2022, and 2023 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Balance at December 31, 2021
Allowance for credit losses on loans:
Balance, beginning of year	$58,812	$32,062	$17,012	$21,413	$4,585	$2,787	$136,671
Provision (benefit) for credit losses	14,361	568	(550)	(7,365)	3,900	2,079	12,993
Initial allowance on acquired PCD loans	1,077	3,651	1,504	37	—	737	7,006
Charge-offs	(12,113)	(2,487)	(602)	(3)	(1,521)	(459)	(17,185)
Recoveries	1,688	2,083	196	454	963	172	5,556
Balance, end of year	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041

Balance at December 31, 2022
Allowance for credit losses on loans:
Balance, beginning of year	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision (benefit) for credit losses	(6,121)	46	4,867	(3,145)	540	(397)	(4,210)
Charge-offs	(6,082)	(478)	(395)	—	(2,068)	(370)	(9,393)
Recoveries	2,213	746	720	53	1,529	233	5,494
Balance, end of year	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932

Balance at December 31, 2023
Allowance for credit losses on loans:
Balance, beginning of year	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	38,308	(335)	523	(1,300)	(2,109)	796	35,883
Charge-offs	(36,302)	(4,869)	—	(9)	(656)	(1,379)	(43,215)
Recoveries	3,045	293	130	63	979	661	5,171
Balance, end of year	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771

The Company recorded a provision for credit losses on loans of $35.9 million and a provision benefit for credit losses of $4.2 million for the years ended December 31, 2023 and 2022, respectively. An additional provision for credit losses of $0.7 million and $3.6 million was recorded in 2023 and 2022, respectively, for securities, unfunded commitments and accrued interest on nonaccrual loans. Acquisition-related provision expense of $25.4 million in 2021 was included in the provision for credit losses. This expense, commonly referred to as the “CECL double-count”, is recognized when a loan portfolio is acquired.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model; Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $12.3 million to the ACL over the baseline model at December 31, 2023. The forecasts at the end of 2023 incorporate an expectation that the federal funds rate has peaked at the range of 5.25% to 5.50% and will begin falling in the latter half of 2024. It is also assumed that the bank failures in early 2023 were not an indication of a broader problem in the industry. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation, tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the DCF model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At December 31, 2023, the ACL on loans included a qualitative adjustment of $37.4 million. Of this amount, $15.2 million was allocated to Sponsor Finance loans due to their unsecured nature.

Gross charge-offs by loan class and year of origination is presented in the following table:

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$600	$2,999	$1,940	$2,539	$—	$—	$12,533	$15,178	$35,789
Real estate:
Commercial - investor owned	—	—	170	—	4,692	7	—	—	4,869
Construction and land development	—	—	—	—	—	9	—	—	9
Residential	—	—	—	—	—	480	176	—	656
Other	—	3	459	—	—	319	12	—	793
Total charge-offs by origination year	$600	$3,002	$2,569	$2,539	$4,692	$815	$12,721	$15,178	$42,116
Total gross charge-offs by performing status									1,099
Total gross charge-offs									$43,215

The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	December 31, 2023
($ in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$7,641	$—	$115	$7,756	$6,179
Real estate:
Commercial - investor owned	20,404	—	—	20,404	19,466
Commercial - owner occupied	12,972	—	363	13,335	9,010
Construction and land development	1,205	—	64	1,269	464
Residential	959	—	—	959	959
Other	—	—	5	5	—
Total	$43,181	$—	$547	$43,728	$36,078

	December 31, 2022
($ in thousands)	Non-accrual	Restructured, accruing	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$4,373	$—	$70	$4,443	$1,047
Real estate:
Commercial - investor owned	3,023	—	—	3,023	—
Commercial - owner occupied	1,177	—	—	1,177	—
Construction and land development	1,192	—	—	1,192	1,192
Residential	—	73	—	73	—
Other	1	—	72	73	—
Total	$9,766	$73	$142	$9,981	$2,239

The nonperforming loan balances at December 31, 2023 and December 31, 2022 exclude government guaranteed balances of $10.7 million and $6.7 million, respectively. Interest income recognized on nonaccrual loans was immaterial in the years ending December 31, 2021, 2022 and 2023.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	December 31, 2023
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$527	$1,864	$344	$3,445
Real estate:
Commercial - investor owned	19,467	—	—	—
Commercial - owner occupied	5,904	1,638	1,831	—
Construction and land development	528	741	—	—
Residential	—	959	—	—
Total	$26,426	$5,202	$2,175	$3,445

	December 31, 2022
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien
Commercial and industrial	$—	$—	$1,047
Real estate:
Commercial - investor owned	2,238	785	—
Commercial - owner occupied	1,177	—	—
Construction and land development	—	1,192	—
Residential	—	73	—
Total	$3,415	$2,050	$1,047

The aging of the recorded investment in past due loans by class and category is presented as of the dates indicated.

	December 31, 2023
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,445	$9,037	$12,482	$4,661,574	$4,674,056
Real estate:
Commercial - investor owned	1,905	18,395	20,300	2,432,102	2,452,402
Commercial - owner occupied	8,409	14,142	22,551	2,321,566	2,344,117
Construction and land development	770	1,908	2,678	757,444	760,122
Residential	1,620	959	2,579	369,416	371,995
Other	82	4	86	285,567	285,653
Loans, before unearned loan fees	16,231	44,445	60,676	10,827,669	10,888,345
Unearned loan fees, net					(4,227)
Total					$10,884,118

	December 31, 2022
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$555	$2,373	$2,928	$3,857,036	$3,859,964
Real estate:
Commercial - investor owned	—	1,135	1,135	2,356,685	2,357,820
Commercial - owner occupied	8,628	164	8,792	2,261,759	2,270,551
Construction and land development	9	1,192	1,201	610,364	611,565
Residential	1,227	—	1,227	394,310	395,537
Other	18	72	90	248,900	248,990
Loans, before unearned loan fees	10,437	4,936	15,373	9,729,054	9,744,427
Unearned loan fees, net					(7,289)
Total					$9,737,138

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default and loss given default model to determine the allowance for credit losses.

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

The following table shows the recorded investment at the end of the reporting period for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
	Twelve months ended
($ in thousands)	December 31, 2023	Percent of Total Loan Class
Commercial and industrial	$39,437	0.84%
Real estate:
Commercial - investor owned	9,411	0.38%
Commercial - owner occupied	94	—%
Construction and land development	1,137	0.15%
Residential	7,601	2.04%
Other	4	—%
Total	$57,684

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the end of the year:

Weighted Average Term Extension (in months)
Twelve months ended
December 31, 2023
Commercial and industrial	5
Real estate:
Commercial - investor owned	4
Commercial - owner occupied	3
Construction and land development	7
Residential	3
Other	48

The following table shows the aging of the recorded investment in modified loans by class:

	December 31, 2023
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$39,187	$250	$—	$39,437
Real estate:
Commercial - investor owned	9,411	—	—	9,411
Commercial - owner occupied	—	94	—	94
Construction and land development	1,137	—	—	1,137
Residential	7,527	74	—	7,601
Other	—	4	—	4
Total	$57,262	$422	$—	$57,684

As of December 31, 2023, no loans experienced a default subsequent to being granted a term extension modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off. As of December 31, 2023, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,567,738	$1,052,462	$345,292	$194,972	$123,425	$71,205	$12,163	$1,108,233	$4,475,490
Special Mention (7)	52,523	6,845	8,597	544	453	242	272	19,590	89,066
Classified (8-9)	12,824	19,306	1,833	812	339	363	508	45,830	81,815
Total Commercial and industrial	$1,633,085	$1,078,613	$355,722	$196,328	$124,217	$71,810	$12,943	$1,173,653	$4,646,371

Commercial real estate-investor owned
Pass (1-6)	$495,131	$544,223	$492,974	$323,175	$165,343	$236,914	$5,222	$51,413	$2,314,395
Special Mention (7)	3,626	22,725	51,851	1,657	164	5,526	—	—	85,549
Classified (8-9)	9,411	1,034	43	15,838	2,831	4,919	48	—	34,124
Total Commercial real estate-investor owned	$508,168	$567,982	$544,868	$340,670	$168,338	$247,359	$5,270	$51,413	$2,434,068

Commercial real estate-owner occupied
Pass (1-6)	$407,901	$486,701	$489,589	$301,399	$183,872	$313,474	$5,083	$30,036	$2,218,055
Special Mention (7)	13,739	2,521	4,652	10,492	5,439	15,833	—	1,493	54,169
Classified (8-9)	3,389	3,413	2,247	3,181	8,878	24,857	5,056	—	51,021
Total Commercial real estate-owner occupied	$425,029	$492,635	$496,488	$315,072	$198,189	$354,164	$10,139	$31,529	$2,323,245

Construction real estate
Pass (1-6)	$292,689	$325,010	$96,426	$30,956	$1,413	$3,408	$10	$3,700	$753,612
Special Mention (7)	42	2,958	1,046	210	123	114	—	—	4,493
Classified (8-9)	1,137	704	—	—	13	466	—	—	2,320
Total Construction real estate	$293,868	$328,672	$97,472	$31,166	$1,549	$3,988	$10	$3,700	$760,425

Residential real estate
Pass (1-6)	$59,259	$41,956	$51,436	$30,713	$17,793	$77,327	$1,464	$78,351	$358,299
Special Mention (7)	322	—	—	—	75	1,801	—	614	2,812
Classified (8-9)	127	1,073	69	—	30	1,492	74	7,500	10,365
Total residential real estate	$59,708	$43,029	$51,505	$30,713	$17,898	$80,620	$1,538	$86,465	$371,476

Other
Pass (1-6)	$10,071	$55,923	$67,766	$53,569	$9,382	$19,657	$7	$28,464	$244,839
Special Mention (7)	—	—	14,472	—	—	—	—	11,645	26,117
Classified (8-9)	—	—	—	—	—	8	—	—	8
Total Other	$10,071	$55,923	$82,238	$53,569	$9,382	$19,665	$7	$40,109	$270,964

Total loans classified by risk category	$2,929,929	$2,566,854	$1,628,293	$967,518	$519,573	$777,606	$29,907	$1,386,869	$10,806,549
Total loans classified by performing status									77,569
Total loans									$10,884,118

	December 31, 2022
	Term Loans by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,403,381	$635,275	$332,740	$172,127	$62,729	$66,152	$8,388	$964,592	$3,645,384
Special Mention (7)	37,048	10,836	13,858	423	7,995	4,102	—	72,944	147,206
Classified (8-9)	16,176	4,457	1,627	24	166	183	—	21,349	43,982
Total Commercial and industrial	$1,456,605	$650,568	$348,225	$172,574	$70,890	$70,437	$8,388	$1,058,885	$3,836,572

Commercial real estate-investor owned
Pass (1-6)	$667,107	$584,644	$392,402	$240,033	$115,530	$202,661	$1,457	$53,051	$2,256,885
Special Mention (7)	18,844	5,751	23,502	11,605	—	13,063	—	—	72,765
Classified (8-9)	1,823	—	465	953	193	6,092	49	—	9,575
Total Commercial real estate-investor owned	$687,774	$590,395	$416,369	$252,591	$115,723	$221,816	$1,506	$53,051	$2,339,225

Commercial real estate-owner occupied
Pass (1-6)	$539,610	$555,690	$362,150	$232,335	$123,095	$270,613	$—	$57,308	$2,140,801
Special Mention (7)	11,164	3,801	16,856	4,455	13,043	9,009	—	800	59,128
Classified (8-9)	—	1,572	3,483	8,910	15,873	11,387	—	—	41,225
Total Commercial real estate-owner occupied	$550,774	$561,063	$382,489	$245,700	$152,011	$291,009	$—	$58,108	$2,241,154

Construction real estate
Pass (1-6)	$290,146	$232,998	$53,129	$2,909	$2,061	$8,480	$—	$1,769	$591,492
Special Mention (7)	17,331	—	681	146	111	106	—	—	18,375
Classified (8-9)	1,192	—	—	14	471	21	—	—	1,698
Total Construction real estate	$308,669	$232,998	$53,810	$3,069	$2,643	$8,607	$—	$1,769	$611,565

Residential real estate
Pass (1-6)	$63,317	$60,910	$48,796	$20,943	$11,259	$88,795	$579	$96,304	$390,903
Special Mention (7)	331	—	—	79	352	781	—	—	1,543
Classified (8-9)	121	73	—	53	1,102	994	—	5	2,348
Total residential real estate	$63,769	$60,983	$48,796	$21,075	$12,713	$90,570	$579	$96,309	$394,794

Other
Pass (1-6)	$38,753	$88,613	$56,252	$10,556	$20,508	$10,796	$—	$9,536	$235,014
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	—	4	3	11	3	4	25
Total Other	$38,753	$88,613	$56,252	$10,560	$20,511	$10,807	$3	$9,540	$235,039

Total loans classified by risk category	$3,106,344	$2,184,620	$1,305,941	$705,569	$374,491	$693,246	$10,476	$1,277,662	$9,658,349
Total loans classified by performing status									78,789
Total loans									$9,737,138

In the tables above, loan originations in 2023 and 2022 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years. For certain loans the Company evaluates credit quality based on the aging status. The following tables present the recorded investment in loans based on payment activity as of the dates indicated:

	December 31, 2023
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,076	$112	$26,188
Real estate:
Commercial - investor owned	17,885	—	17,885
Commercial - owner occupied	28,373	—	28,373
Residential	712	—	712
Other	4,406	5	4,411
Total	$77,452	$117	$77,569

	December 31, 2022
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$23,240	$70	$23,310
Real estate:
Commercial - investor owned	18,595	—	18,595
Commercial - owner occupied	29,397	—	29,397
Residential	743	—	743
Other	6,672	72	6,744
Total	$78,647	$142	$78,789

NOTE 5 - LEASES

Lessee Arrangements
The Company has banking and limited-service facilities, data centers, and certain equipment under lease agreements. Most of the leases expire between 2024 and 2028 and include one or more renewal options for up to 5 years. Five leases expire between 2030 and 2034. All leases are classified as operating leases.

	For the year ended December 31,
($ in thousands)	2023	2022
Operating lease cost	$5,628	$5,868
Short-term lease cost	491	814
Total lease cost	$6,119	$6,682

Payments on operating leases included in the measurement of lease liabilities during the twelve months ended December 31, 2023 and 2022 totaled $5.5 million and $5.8 million, respectively. Right-of-use assets obtained in exchange for lease obligations totaled $15.6 million and $9.5 million during the twelve months ended December 31, 2023 and 2022, respectively. The additions in 2023 and 2022 were primarily from lease renewals.

Supplemental balance sheet information related to leases is as follows:

($ in thousands)	December 31, 2023	December 31, 2022
Operating lease right-of-use assets, included in other assets	$25,406	$17,355
Operating lease liabilities, included in other liabilities	28,635	18,038

Operating leases
Weighted average remaining lease term	7 years	5 years
Weighted average discount rate	3.9%	2.5%

Maturities of operating lease liabilities are as follows:

($ in thousands)
Year	Amount
2024	$5,378
2025	5,586
2026	5,682
2027	4,442
2028	2,979
Thereafter	9,011
Total operating lease liabilities, payments	33,078
Less: present value adjustment	4,443
Operating lease liabilities	$28,635

Lessor Arrangements
The Company leases office space to a third party through an operating lease. This lease has remaining lease terms of two years. Lessor income was $1.8 million and $1.9 million for the twelve months ended December 31, 2023, and 2022.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loans and borrowings. The Company does not enter into derivative financial instruments for trading purposes.

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

In addition, the Company executed a prime based interest rate collar in the fourth quarter of 2022 with a notional amount of $100.0 million. The collar includes a cap of 8.14% and a floor of 5.25%. This transaction, commonly referred to as a zero cost collar, involves the Company selling an interest rate cap where payments will be made when the index exceeds the cap rate, and the purchase of a floor where payments will be received if the index falls below the floor. The collar matures on October 1, 2029.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates an additional $0.9 million will be reclassified as a decrease to interest expense and $1.7 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet.

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps	$211,962	$161,962	$1,389	$2,348	$233	$921
Interest rate collar	100,000	100,000	514	—	—	48
Total			$1,903	$2,348	$233	$969

Derivatives not designated as hedging instruments
Interest rate swaps	$779,152	$687,902	$15,886	$20,610	$15,951	$20,612

The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that financial assets and liabilities are presented on the Balance Sheet.

As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$17,275	$—	$17,275	$1,105	$16,170	$—
Interest rate collar	514	—	514	—	—	514

Liabilities:
Interest rate swaps	$16,184	$—	$16,184	$1,105	$—	$15,079
Securities sold under agreements to repurchase	250,197	—	250,197	—	250,197	—

As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$22,958	$—	$22,958	$—	$9,010	$13,948

Liabilities:
Interest rate swaps	$21,533	$—	$21,533	$—	$—	$21,533
Interest rate collar	48	—	48	—	—	48
Securities sold under agreements to repurchase	270,773	—	270,773	—	270,773	—
As of December 31, 2023, the fair value of counterparty derivatives in a net liability position, which includes accrued interest, related to these agreements was $15.8 million. The company has minimum collateral posting thresholds with certain derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from counterparties on derivatives that were in a net asset position as noted in the tables above.

NOTE 7 - FIXED ASSETS

A summary of fixed assets is as follows:

	December 31,
($ in thousands)	2023	2022
Land	$11,716	$12,362
Buildings and leasehold improvements	50,720	50,243
Furniture, fixtures and equipment	21,526	19,569
	83,962	82,174
Less accumulated depreciation and amortization	41,281	39,189
Total fixed assets	$42,681	$42,985

Depreciation and amortization of fixed assets included in noninterest expense amounted to $5.1 million, $5.6 million, and $6.1 million in 2023, 2022, and 2021, respectively.

In 2023, the Company completed an asset sale-leaseback on a branch location in the Kansas City market and recorded a gain of $0.1 million. In 2021 the Company commenced the process to close three branch locations in California related to the First Choice acquisition. A lease and fixed asset impairment charge of $0.4 million was recognized and reported in merger-related expenses. Additionally, the Company also commenced the process to close two branches in St. Louis and consolidate the operations and customers of these branches with other nearby locations. An impairment charge of $3.4 million on these branches was recognized in 2021 for buildings, leases and fixed assets.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill was $365.2 million for the years ending December 31, 2023 and 2022, respectively.

The table below presents a summary of intangible assets:

($ in thousands)	Years ended December 31,
	2023	2022
Core deposit intangible, net, beginning of year	$16,919	$22,286
Amortization	(4,601)	(5,367)
Core deposit intangible, net, end of year	$12,318	$16,919

Amortization expense on the core deposit intangibles was $4.6 million, $5.4 million, and $5.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. The core deposit intangibles are being amortized over a 10-year period.

The following table reflects the amortization schedule for the core deposit intangible at December 31, 2023.

Year	Core Deposit Intangible ($ in thousands)
2024	$3,834
2025	3,068
2026	2,301
2027	1,535
2028	953
After 2028	627
$12,318

NOTE 9 - DEPOSITS

Following is a summary of certificates of deposit maturities at December 31, 2023:

($ in thousands)	Brokered	Customer	Total
Less than 1 year	$387,609	$714,213	$1,101,822
Greater than 1 year and less than 2 years	95,150	61,365	156,515
Greater than 2 years and less than 3 years	—	6,073	6,073
Greater than 3 years and less than 4 years	—	2,946	2,946
Greater than 4 years and less than 5 years	—	1,291	1,291
Greater than 5 years	—	4,267	4,267
	$482,759	$790,155	$1,272,914

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $234.6 million as of December 31, 2023.

At December 31, 2023, deposit accounts of executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director totaled $2.6 million.

The Company is a participant in certain networks that offer deposit placement services on a reciprocal basis that qualify large deposits for FDIC insurance. The Company had $91.7 million and $10.6 million of certificates of deposits, and $1.1 billion and $195.1 million of demand deposits in these reciprocal accounts at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, overdraft deposits of $1.6 million and $3.2 million, respectively, were reclassified to loans.

NOTE 10 - SUBORDINATED DEBENTURES AND NOTES

The following table summarizes the Company’s subordinated debentures at December 31:

	Amount		Maturity Date	Initial Call Date (1)	Interest Rate
($ in thousands)	2023	2022
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3 month term SOFR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3 month term SOFR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3 month term SOFR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3 month term SOFR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3 month term SOFR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3 month term SOFR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3 month term SOFR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3 month term SOFR + 2.25%
JEFFCO Stat Trust I	7,732	7,732	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (2)	4,604	4,550	March 17, 2034	March 17, 2009	Floats @ 3 month term SOFR + 2.75%
Trinity Capital Trust III (2)	5,473	5,406	September 8, 2034	September 8, 2009	Floats @ 3 month term SOFR + 2.70%
Trinity Capital Trust IV	10,310	10,310	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (2)	8,195	8,032	December 15, 2036	September 15, 2011	Floats @ 3 month term SOFR + 1.65%
Total junior subordinated debentures	93,121	92,837
5.75% Fixed-to-floating rate subordinated notes	63,250	63,250	June 1, 2030	June 1, 2025	Fixed @ 5.75% until June 1, 2025, then floats @ Benchmark rate (3 month term SOFR) + 5.66%
Debt issuance costs	(387)	(654)
Total fixed-to-floating rate subordinated notes	62,863	62,596
Total subordinated debentures and notes	$155,984	$155,433

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

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s Consolidated Statements of Income. The Company’s investment in these trusts of $2.9 million at December 31, 2023 is included in other investments in the consolidated balance sheets. The Company has fixed the interest rate on a portion of its junior subordinated debentures through a series of interest rate swaps. For further discussion of the interest rate swaps and the corresponding terms, see “Note 6 – Derivative Financial Instruments.”

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

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans, and certain commercial real estate loans. At December 31, 2023 and 2022, the carrying value of the loans pledged to the FHLB of Des Moines was $1.9 billion and $1.4 billion, respectively. The loans are pledged to the secured line of credit to maintain the borrowing base, which had availability of approximately $1.0 billion at December 31, 2023.

The following table summarizes the Company’s FHLB advances at December 31:

	2023		2022
($ in thousands)	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Non-amortizing fixed advance	$—	—%	$100,000	4.57%

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

A summary of securities sold under agreements to repurchase is as follows:

	December 31,
($ in thousands)	2023	2022
Securities sold under agreement to repurchase	$250,197	$270,773

Average balance during the year	168,745	211,039
Maximum balance outstanding at any month-end	250,197	284,269
Average interest rate during the year	2.16%	0.24%
Average interest rate at December 31	3.56%	1.44%

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2023, $2.5 billion was available under this line. Included in this line is $215.0 million related to the Bank Term Funding program. On January 24, 2024, the Federal Reserve announced that the program would cease making new loans on March 11, 2024. This line is secured by a pledge of certain eligible loans and securities aggregating $2.9 billion. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2023.

Other Borrowings
The Bank has $36.2 million of borrowings from various entities related to New Market Tax Credit investments. These notes have remaining terms that range from 25-30 years. These notes have an interest rate of 1.0% and are generally interest only for the first 7 years.

Revolving Credit Line
In February 2016, the Company entered into a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank. The Revolving Agreement has a one-year term, maturing on February 22, 2024, allows for borrowings up to $25 million, and had an interest rate of one-month Term SOFR plus 136 basis points until February 2024. A fee of 0.30% annually is assessed against the unused commitment. The proceeds can be used for general corporate purposes. The Revolving Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The revolving credit line was not accessed in 2023 or 2022.

Term Loan
In February 2019, the Company entered into a five year, $40.0 million unsecured term loan agreement (the “Term Loan”) with another bank with the proceeds primarily used to fund the company’s cash portion of an acquisition in 2019. The interest rate was one-month LIBOR plus 125 basis points until February 2022. In February 2022, the interest rate on the Term Loan was amended to one-month Term SOFR plus 136 basis points. The term loan agreement matures in February 2024.

A summary of the Term Loan is as follows:

	December 31,
($ in thousands)	2023	2022
Term Loan	$11,429	$17,143

Average balance during the year	14,959	20,681
Maximum balance outstanding at any month-end	17,143	22,857
Weighted average interest rate during the year	6.44%	2.94%
Average interest rate at December 31	6.70%	5.48

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

NOTE 14 - REGULATORY CAPITAL

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2023 and 2022, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2023 and 2022, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the following table. In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

The capital ratios are presented in the following table:

	December 31, 2023		December 31, 2022
	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.3%	12.2%	11.1%	12.1%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.7%	12.2%	12.6%	12.1%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.2%	13.2%	14.2%	13.1%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.0%	10.6%	10.9%	10.5%	5.0%	N/A

NOTE 15 - SHAREHOLDERS’ EQUITY AND COMPENSATION PLANS

Shareholders’ Equity

Common Stock
At December 31, 2023 and 2022, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31, 2023	December 31, 2022
Outstanding performance units (maximum issuance)	273,202	209,702
Outstanding RSU’s	290,141	269,868
Outstanding options	333,608	222,032
2018 Stock Incentive Plan	732,427	342,157
Non-Management Director Plan	130,162	55,878
2018 Employee Stock Purchase Plan	447,655	515,941
Total	2,207,195	1,615,578

Common Stock Repurchase Plan
In April 2021, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. As of May 2022, this plan was depleted. In May 2022, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. At December 31, 2023, there were two million shares available for repurchase under the plan.

Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock with a par value of $0.01 with 75,000 shares issued and outstanding at the end of 2023 and 2022. The Board of Directors has the right to set for each series of preferred stock, subject to the laws of the State of Delaware, the dividend rate, conversion and redemption terms, voting rights and liquidation preferences, among others. In the fourth quarter 2021, the Company issued and sold 3,000,000 depositary shares, each representing 1/40th interest in a share of the Company’s 5% Noncumulative, Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), totaling $72.0 million, net of issuance costs. The depositary shares trade under the ticker “EFSCP”. The Series A Preferred Stock may be redeemed at the Company’s option, subject to prior regulatory approval, in whole or in part on any dividend payment date on or after December 15, 2026 or within 90 days following a regulatory capital event, as defined in the offering documents. If any Series A Preferred Stock are redeemed, a proportionate number of depositary shares will also be redeemed.

Dividends
The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the parent company. The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.

Preferred stock dividends, when and if declared by the board of directors, are payable, quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. If dividends on the Series A Preferred stock have not been declared or paid in six quarterly periods, whether or not consecutive, the number of directors on the board will automatically be increased by two and the holders of the Series A preferred stock will be entitled to vote for the additional directors. Quarterly dividends have been declared and paid in all periods since the preferred stock was issued.

Dividends on the Company’s capital stock are prohibited under the terms of the junior subordinated debenture agreements, see “Note 10 – Subordinated Debentures and Notes,” if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock is prohibited. At December 31, 2023, the Company was not in default on any of the junior subordinated debenture issuances or preferred stock.

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2020	$22,320	$19,308	$(4,508)	$37,120
Net change	(17,049)	(3,624)	2,330	(18,343)
Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	(149,623)	(2,696)	3,210	(149,109)
Transfer from available-for-sale to held-to-maturity	(197)	197	—	—
Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	31,705	(2,605)	217	29,317
Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income:

	2023			2022			2021
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$42,988	$10,833	$32,155	$(200,030)	$(50,407)	$(149,623)	$(22,701)	$(5,652)	$(17,049)
Reclassification of gain on sale of available-for-sale securities(a)	(601)	(151)	(450)	—	—	—	—	—	—
Reclassification of gain on held-to-maturity securities(a)	(3,483)	(878)	(2,605)	(3,605)	(909)	(2,696)	(4,672)	(1,048)	(3,624)
Change in unrealized gain (loss) on cash flow hedges	(656)	(165)	(491)	3,741	943	2,798	1,533	372	1,161
Reclassification of loss on cash flow hedges(b)	945	237	708	551	139	412	1,543	374	1,169
Total other comprehensive income (loss)	$39,193	$9,876	$29,317	$(199,343)	$(50,234)	$(149,109)	$(24,297)	$(5,954)	$(18,343)

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

The total excess income tax benefit (expense) for share-based compensation arrangements was $0.3 million, $0.1 million, and $(0.1) million for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, there was $14.5 million of total unrecognized compensation cost related to unvested share-based compensation awards. The cost is expected to be recognized over a weighted-average term of approximately 2 years.

The following table summarizes share-based compensation expense:

($ in thousands)	2023	2022	2021
Performance stock units	$2,879	$2,391	$1,777
Restricted stock units	5,014	4,156	3,109
Stock options	1,609	916	396
Employee stock purchase plan	644	543	735
Total share-based compensation expense	$10,146	$8,006	$6,017

Performance Stock Units
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a three-year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at least at the target level. The amount of the awards is determined at the end of the three-year vesting and performance period. The fair value of performance units issued upon vesting in 2023, 2022, and 2021 were $1.6 million, $0.5 million, and $0.9 million, respectively.

Information related to the outstanding grants at December 31, 2023 is shown below:

($ in thousands, except per share data)	2021 - 2023 Cycle	2022 - 2024 Cycle	2023 - 2025 Cycle
Shares issuable at target	38,412	41,765	56,424
Maximum shares issuable	76,824	83,530	112,848
Unrecognized compensation cost	$77	$1,001	$2,340
Weighted average grant date fair value (per share)	$47.16	$51.91	$62.19

Maximum Shares Issuable
Outstanding at December 31, 2022	209,702
Granted	112,848
Vested (issued 31,142 shares)	(49,348)
Outstanding at December 31, 2023	273,202

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

Various information related to the RSUs is shown below.

($ in thousands)	2023	2022	2021
Total fair value of awards vesting during the year	$3,894	$3,888	$2,855
Unrecognized compensation cost	8,438	8,507	4,622
Expected years to recognize unearned compensation	1.7 years	2.0 years	1.9 years
Weighted average grant date fair value	$50.46	$47.96	$44.01

A summary of the status of the Company’s RSU awards as of December 31, 2023 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	269,868	$46.49
Granted	107,353	50.46
Vested	(77,195)	43.60
Forfeited	(9,885)	47.65
Outstanding at December 31, 2023	290,141	$48.69

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

The following weighted average assumptions were used for grants issued during the year ended December 31, 2023.

Weighted Average
Risk Free Interest Rate	4.09%
Expected Dividend Yield	1.84%
Expected Volatility	34.74%
Expected Term (years)	6.3

Non-qualified stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years.

Following is a summary of stock option activity for 2023.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	222,032	$46.12
Granted	122,161	54.46
Exercised	(909)	45.28
Forfeited	(9,676)	48.30
Outstanding at December 31, 2023	333,608	$49.11	8.2 years
Exercisable at December 31, 2023	53,208	$45.30	7.5 years

The intrinsic value of options exercised totaled $0.1 million and $0.1 million in 2023 and 2022, respectively.

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) provides its eligible employees with an opportunity to purchase common stock through accumulated payroll contributions. The ESPP provides for shares to be purchased at 85% of the lesser of the stock price at the enrollment date or the exercise date. The maximum number of shares of common stock available for sale under the ESPP is 750,000. In 2023, 2022, and 2021, employees purchased 68,286, 55,123, and 64,826 shares, respectively, and there are 447,655 remaining shares available under the ESPP at December 31, 2023.

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 400,000 shares of common stock to non-management directors as compensation. At December 31, 2023, there were 108,893 shares of stock available for grant under the Stock Plan for Non-Management Directors, exclusive of 21,269 shares to be issued upon deferral release.

Various information related to the Director Plan is shown below.

	2023	2022	2021
Shares granted	27,016	23,343	12,998
Weighted average grant date fair value	$41.31	$42.17	$46.05

401(k) Plan
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21 and matches 100% of the first 6% of employee contributions. The amount charged to expense for the Company’s contributions to the plan was $6.5 million, $5.8 million and $4.9 million for 2023, 2022, and 2021, respectively.

Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan that permits certain executives to participate and defer up to 25% of their base salary and/or up to 100% of their eligible bonus for a plan year. Participants make an irrevocable election when they elect to participate for a plan year to receive the vested account balance following their retirement date, or at a future date not less than five years after the beginning of the plan year. At December 31, 2023, the Company had a liability of $3.7 million related to the deferred compensation plan.

NOTE 16 - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

	Year ended December 31,
($ in thousands)	2023	2022	2021
Current:
Federal	$40,471	$42,718	$29,835
State and local	9,616	11,505	5,198
Total current	50,087	54,223	35,033
Deferred:
Federal	283	1,853	870
State and local	2,097	341	(325)
Total deferred	2,380	2,194	545
Total income tax expense	$52,467	$56,417	$35,578

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate to income before income taxes reflected in the Consolidated Statements of Income is as follows:

	Year ended December 31,
($ in thousands)	2023	2022	2021
Income tax expense at statutory rate	$51,770	$54,487	$35,413
Increase (reduction) in income tax resulting from:
Tax-exempt interest income, net	(4,942)	(4,351)	(3,198)
State and local income taxes, net	9,445	9,767	4,936
Bank-owned life insurance	(888)	(545)	(713)
Non-deductible expenses	2,059	926	1,090
Tax benefit of low-income housing tax credit ("LIHTC") investments, net	(56)	(195)	(132)
Excess tax benefits	(251)	(68)	146
Federal tax credits	(4,364)	(3,661)	(1,136)
Non-taxable donation to charitable foundation	—	—	(263)
Other, net	(306)	57	(565)
Total income tax expense	$52,467	$56,417	$35,578

The net amount recognized as a component of tax expense for tax credits, other tax benefits, and amortization from LIHTC investments recognized per the table above was immaterial for the year ended December 31, 2023, and $0.2 million and $0.1 million for the years ended December 31, 2022, and December 31, 2021, respectively. As of December 31, 2023 and 2022, the carrying value of the investments related to low-income housing tax credits was $17.2 million and $7.3 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments.

A net deferred income tax asset of $76.7 million and $89.0 million is included in other assets in the consolidated balance sheets at December 31, 2023 and 2022, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Year ended December 31,
($ in thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$33,423	$34,507
Loans held-for-sale	4,463	5,917
Other real estate	—	179
Deferred compensation	4,746	3,527
Accrued compensation	6,047	6,294
Unrealized losses on securities, net	33,687	44,094
Net operating losses and tax credits	5,544	5,829
Lease liability accrual	7,101	4,545
Other investments	5,341	4,293
Research and experimental expenses	1,944	—
Fixed assets	2,341	2,867
Other deferred tax assets	4,823	3,596
Total deferred tax assets	109,460	115,648

Deferred tax liabilities:
Acquired loans	2,388	2,212
Intangible assets	8,576	8,676
Right of use asset	6,301	4,374
Other investments	11,834	7,530
Other deferred tax liabilities	841	1,065
Total deferred tax liabilities	29,940	23,857
Net deferred tax asset before valuation allowance	79,520	91,791
Less: valuation allowance	2,812	2,830
Net deferred tax asset	$76,708	$88,961

As part of an acquisition in 2019, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. Net operating losses originated in the years 2012, 2014-2017, and 2019 and will expire in the years between 2032-2037. Tax credit carryforwards originated in years 2010-2015 and will expire in the years between 2030-2035.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The company determined it was more likely than not that some of the acquired net operating loss and tax credit assets would not be realized and has recognized a valuation allowance of $2.8 million at December 31, 2023 and 2022, respectively.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in thirty-two states. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2018, with the exception of 2016 and 2017 being open years by state taxing authorities. Net operating losses generated prior to 2016 that are utilized going forward would still be subject to examination.

As of December 31, 2023, the gross amount of unrecognized tax benefits was $3.1 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.4 million compared to $2.2 million and $2.5 million as of December 31, 2022 and 2021, respectively. The Company believes it is reasonably possible the gross amount of unrecognized benefits will be reduced by approximately $0.4 million as a result of a lapse of statute of limitations in the next 12 months. The Company is under audit by the state of Missouri, and while the Company has concluded it has adequately provided for uncertain tax positions, the outcome of such audits are always uncertain and could result in additional tax expense, though immaterial.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amount accrued for interest and penalties was $1.0 million for 2023, $0.6 million as of 2022, and $0.5 million for 2021.

The activity in the gross liability for unrecognized tax benefits was as follows:

($ in thousands)	2023	2022	2021
Balance at beginning of year	$2,724	$2,697	$3,157
Additions based on tax positions related to the current year	727	683	563
Additions for tax positions of prior years	24	47	436
Settlements for tax positions of prior years	—	(82)	(1,289)
Settlements or lapse of statute of limitations	(398)	(621)	(170)
Balance at end of year	$3,077	$2,724	$2,697

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

($ in thousands)	December 31, 2023	December 31, 2022
Commitments to extend credit	$2,937,760	$3,113,966
Letters of credit	107,082	68,544
Tax credits	3,514	4,075
Limited partnership commitments	32,548	35,090

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2023 and December 31, 2022. Other liabilities include an allowance for credit losses on unadvanced commitments of $6.6 million and $12.1 million at December 31, 2023 and 2022, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2023, and December 31, 2022, $191.6 million and $246.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the

Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from one month to 9 years at December 31, 2023.

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

	December 31, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$296,446	$—	$296,446
Obligations of states and political subdivisions	—	432,171	—	432,171
Residential mortgage-backed securities	—	700,381	—	700,381
Corporate debt securities	—	181,701	—	181,701
U.S. Treasury Bills	—	7,574	—	7,574
Total securities available-for-sale	—	1,618,273	—	1,618,273
Other investments	—	2,941	—	2,941
Derivatives	—	17,789	—	17,789
Total assets	$—	$1,639,003	$—	$1,639,003

Liabilities
Derivatives	$—	$16,184	$—	$16,184
Total liabilities	$—	$16,184	$—	$16,184

	December 31, 2022
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$237,785	$—	$237,785
Obligations of states and political subdivisions	—	417,444	—	417,444
Residential mortgage-backed securities	—	659,404	—	659,404
Corporate debt securities	—	12,640	—	12,640
U.S. Treasury Bills	—	208,534	—	208,534
Total securities available-for-sale	—	1,535,807	—	1,535,807
Other investments	—	2,667	—	2,667
Derivative financial instruments	—	22,958	—	22,958
Total assets	$—	$1,561,432	$—	$1,561,432

Liabilities
Derivative financial instruments	$—	$21,581	$—	$21,581
Total liabilities	$—	$21,581	$—	$21,581

•Securities available-for-sale. Fair values for available-for-sale securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions at the security level. Changes in fair value are recognized through accumulated other comprehensive income.

•Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third-party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets. Changes in the fair value of client-related derivative instruments are recognized through net income. For the years ended December 31, 2023 and 2022, the gains and losses substantially offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

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

•Other real estate. These assets are initially reported at fair value, less cost to sell, and subsequently at the lower of cost or fair value, less cost to sell. Fair value is based on third party appraisals of each property and the Company’s judgment of other relevant market conditions. These are considered Level 3 inputs.

•Loan servicing asset. The loan servicing asset is included in Other assets on the Company’s consolidated balance sheets and assessed for impairment on a quarterly basis. Market-based cash flow modeling and discounting models specific to the SBA industry are provided by a third-party valuation service and are considered Level 2 inputs.

The following tables present financial instruments and non-financial assets still held as of the reporting date measured at fair value on a non-recurring basis.

	December 31, 2023
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$5,138	$—	$—	$5,138
Other real estate	5,736	—	—	5,736
Total	$10,874	$—	$—	$10,874

	December 31, 2022
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate	269	—	—	269
Loan servicing asset	1,027	—	1,027	—
Total	$1,296	$—	$1,027	$269
(1) The amounts represent balances measured at fair value during the period and still held as of the reporting date.

Carrying amount and fair value
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2023 and 2022. This summary excludes certain financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis disclosed above. Financial instruments for which carrying values approximate fair value include cash and due from banks, federal funds sold, interest bearing deposits, accrued interest receivable/payable, demand, savings and money market deposits.

	December 31, 2023			December 31, 2022
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity	$750,434	$696,647	Level 2	$709,915	$628,517	Level 2
Other investments	63,255	63,255	Level 2	61,123	61,123	Level 2
Loans held-for-sale	359	359	Level 2	1,228	1,228	Level 2
Loans, net	10,749,347	10,392,551	Level 3	9,600,206	9,328,844	Level 3
State tax credits, held-for-sale	22,115	23,897	Level 3	27,700	28,880	Level 3
Servicing asset	2,861	3,799	Level 2	3,648	3,905	Level 2

Balance sheet liabilities
Certificates of deposit	$1,272,914	$1,265,905	Level 3	$530,708	$512,229	Level 3
Subordinated debentures and notes	155,984	154,354	Level 2	155,433	152,679	Level 2
FHLB advances	—	—	Level 2	100,000	100,004	Level 2
Other borrowings	297,829	274,658	Level 2	324,119	324,119	Level 2

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

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
($ in thousands)	2023	2022
Assets
Cash	$100,418	$99,018
Investment in Bank	1,748,260	1,553,657
Investment in nonbank subsidiaries	11,267	16,476
Other assets	27,701	30,312
Total assets	$1,887,646	$1,699,463

Liabilities and Shareholders’ Equity
Subordinated debentures and notes	$155,984	$155,433
Notes payable	11,429	17,143
Accounts payable and other liabilities	4,165	4,624
Shareholders' equity	1,716,068	1,522,263
Total liabilities and shareholders' equity	$1,887,646	$1,699,463

Condensed Statements of Income

	Year ended December 31,
($ in thousands)	2023	2022	2021
Income:
Dividends from Bank	$45,000	$75,000	$95,000
Dividends from nonbank subsidiaries	4,875	1,700	2,000
Other	7,736	1,086	3,600
Total income	57,611	77,786	100,600

Expenses:
Interest expense	10,856	9,825	11,406
Other expenses	8,774	8,580	11,037
Total expenses	19,630	18,405	22,443

Income before taxes and equity in undistributed earnings of subsidiaries	37,981	59,381	78,157

Income tax benefit	2,520	3,585	3,710

Net income before equity in undistributed earnings of subsidiaries	40,501	62,966	81,867

Equity in undistributed earnings of subsidiaries	153,558	140,077	51,188
Net income	$194,059	$203,043	$133,055

Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$194,059	$203,043	$133,055
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	4,439	8,006	6,017
Net income of subsidiaries	(203,433)	(216,777)	(148,188)
Dividends from subsidiaries	49,875	76,700	97,000
Other, net	(421)	6,102	(16)
Net cash provided by operating activities	44,519	77,074	87,868

Cash flows from investing activities:
Proceeds from acquisitions, net of cash acquired	—	—	2,346
Purchases of other investments	(1,002)	(2,187)	(2,204)
Proceeds from distributions on other investments	3,314	3,878	2,656
Net cash provided by investing activities	2,312	1,691	2,798

Cash flows from financing activities:
Payments for the redemption of subordinated notes	—	—	(50,000)
Repayment of long-term debt	(5,714)	(5,714)	(7,143)
Dividends paid on common stock	(37,368)	(33,602)	(26,153)
Payments for the repurchase of common stock	—	(32,923)	(60,589)
Proceeds from issuance of preferred stock	—	—	71,988
Dividends paid on preferred stock	(3,750)	(4,041)	—
Other	1,401	1,773	516
Net cash used in financing activities	(45,431)	(74,507)	(71,381)

Net increase in cash and cash equivalents	1,400	4,258	19,285
Cash and cash equivalents, beginning of year	99,018	94,760	75,475
Cash and cash equivalents, end of year	$100,418	$99,018	$94,760

Supplemental disclosures of cash flow information:
Noncash transactions:
Common shares issued in connection with acquisitions	$—	$—	$343,650

NOTE 20 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components that primarily exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Year ended December 31,
($ in thousands)	2023	2022	2021
Other income:
Community development fees	$4,037	$5,304	$5,491
Bank-owned life insurance	3,688	3,324	2,938
Other income	15,187	8,089	13,719
Total other noninterest income	$22,912	$16,717	$22,148

Other expense:
Amortization of intangibles	$4,601	$5,367	$5,691
Banking expenses	8,110	7,212	6,123
FDIC and other insurance	13,164	7,098	5,789
Loan, legal expenses	8,639	6,943	7,130
Outside services	7,040	5,399	4,992
Other expenses	32,332	25,854	18,739
Total other noninterest expenses	$73,886	$57,873	$48,464

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2023. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2023.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

During the year ended December 31, 2023, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023.

Governance:
The Company has adopted a Code of Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.enterprisebank.com.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2023.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	918,220	$49.11	1,288,975
Equity compensation plans not approved by security holders	—	—	—
Total	918,220	$49.11	1,288,975

(a)  Includes the following:
•290,141 shares of common stock to be issued upon vesting of outstanding restricted stock units under the 2018 Stock Incentive Plan;
•273,202 shares of common stock to be issued upon vesting of outstanding performance units under the 2018 Stock Incentive Plan;
•333,608 shares of common stock to be issued upon exercise of outstanding non-qualified stock options; and
•21,269 shares of common stock to be issued upon deferral release of common stock under the Non-Management Director Stock Plan.

(b) Includes the following:
•price only applicable to the outstanding non-qualified stock options.

(c)  Includes the following:
•732,427 shares of common stock available for issuance under the 2018 Stock Incentive Plan;
•108,893 shares of common stock available for issuance under the Non-Management Director Stock Plan; and
•447,655 shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan.

Additional information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

    3. Exhibits

    No.        Description

2.1    Agreement and Plan of Merger, dated April 26, 2021 by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, First Choice Bancorp and First Choice Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2021 (File No. 001-15373)).

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

4.1    Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 10-K filed on February 25, 2022 (File No. 001-15373)).

4.2    Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Securities and Exchange Commission upon request.

10.1.1*    Executive Employment Agreement by and between Enterprise Financial Services Corp and James B. Lally, dated May 2, 2017 (incorporated by reference to Exhibit 10.1.1 to the Current Report on Form 8-K of Registrant, filed with the Commission on June 6, 2017 (File No. 001-15373)), and amended by that First Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.1.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 (File No. 001-15373)).

10.1.2*    Executive Employment Agreement dated September 13, 2013 by and between Enterprise Financial Services Corp and Keene S. Turner (incorporated by reference herein to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013 (File No. 001-15373)), amended by that First Amendment of Executive Employment Agreement dated as of February 27, 2015 (incorporated herein by reference to Exhibit 10.1.7 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015 (File No. 001-15373)), amended by that Second Amendment to Executive Employment Agreement dated as of October 29, 2015 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2015 (File No. 001-15373)), and amended by that Third Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 (File No. 001-15373)).

10.1.3*    Executive Employment Agreement dated effective January 1, 2005 by and between Enterprise Financial Services Corp and Scott R. Goodman, amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 15, 2013 (File 001-15373)), amended by that Second Amendment of Executive Employment Agreement dated October 11, 2013 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 17, 2014 (File 001-15373)), and amended by that Third Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 (File No. 001-15373)).

10.1.4*    Amended and Restated Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Douglas N. Bauche (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)), and amended by that First Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 (File No. 001-15373)).

10.1.5*    Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Nicole M. Iannacone (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)), and amended by that First Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 (File No. 001-15373)).

10.1.6*+    Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Mark G. Ponder (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)), and amended by that First Amendment to Executive Employment Agreement dated as of August 4, 2023.

10.1.7*    Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended December 31, 2008 (File No. 001-15373)).

10.1.8*    Enterprise Financial Services Corp Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant’s Proxy Statement on Schedule 14-A filed on March 7, 2006, as amended on Schedule 14A filed on April 23, 2012 (File No. 001-15373), and as amended on Schedule 14A filed on April 17, 2019 (File No. 001-15373), and as amended on Schedule 14A filed on March 29, 2023 (File No. 001-15373)).

10.1.9*    Enterprise Financial Services Corp 2023 Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1.9 to Registrant’s Report on Form 10-K for the year ended December 31, 2022 (File No. 001-15373)).

10.1.10*    Enterprise Financial Services Corp Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Schedule 14A, filed on March 14, 2018 (File No. 001-15373), and as further amended by the Proxy Statements filed on March 17, 2021 (File No. 000-15373) and March 29, 2023 (File No. 000-15373)).

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

31.1+    Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2+    Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1+    Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2+    Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

97+    Enterprise Financial Services Corp Financial Restatement Clawback Policy.

101+    Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (vi) Notes to Consolidated Financial Statements.

104+    The cover page of Enterprise Financial Services Corp’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.
+ Filed herewith

(b)     The exhibits not incorporated by reference herein are filed herewith.

(c)     The financial statement schedules are either included in the Notes to Consolidated Financial Statements or omitted if inapplicable.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2024.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024.

Signatures	Title
/s/ James B. Lally	Chief Executive Officer and Director (Principal Executive Officer)
James B. Lally

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Troy R. Dumlao	Chief Accounting Officer (Principal Accounting Officer)
Troy R. Dumlao

/s/ Michael A. DeCola*
Michael A. DeCola	Chairman of the Board of Directors

/s/ Lyne B. Andrich*
Lyne B. Andrich	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ Marcela Manjarrez*
Marcela Manjarrez	Director

/s/ Stephen P. Marsh*
Stephen P. Marsh	Director

/s/ Daniel A. Rodrigues*
Daniel A. Rodrigues	Director

/s/ Richard M. Sanborn*
Richard M. Sanborn	Director

/s/ Eloise E. Schmitz*
Eloise E. Schmitz	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

/s/ Lina A. Young*
Lina A. Young	Director
*By: /s/ Keene S. Turner
Keene S. Turner
Attorney-In-Fact
February 26, 2024