Form 10-Q
period 2024-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2024-04-26
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024.

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

As of April 24, 2024, the Registrant had 37,491,713 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	Federal Reserve	Federal Reserve Board
ASC	Accounting Standards Codification	FHLB	Federal Home Loan Bank
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles (United States)
Bank	Enterprise Bank & Trust	GDP	Gross Domestic Product
C&I	Commercial and Industrial	ICE	The Intercontinental Exchange
CCB	Capital Conservation Buffer	LIBOR	London Interbank Offered Rate
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
Company	Enterprise Financial Services Corp and Subsidiaries	NM	Not meaningful
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
EFSC	Enterprise Financial Services Corp and Subsidiaries	SBA	Small Business Administration
Enterprise	Enterprise Financial Services Corp and Subsidiaries	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	We, Us, Our	Enterprise Financial Services Corp and Subsidiaries

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$157,697	$193,275
Federal funds sold	1,045	2,880
Interest-earning deposits	210,678	236,874
Total cash and cash equivalents	369,420	433,029
Interest-earning deposits greater than 90 days	4,228	3,856
Securities available-for-sale	1,611,883	1,618,273
Securities held-to-maturity, net	758,017	750,434
Loans held-for-sale	610	359
Loans	11,028,492	10,884,118
Allowance for credit losses on loans	(135,498)	(134,771)
Total loans, net	10,892,994	10,749,347
Other investments	74,077	66,195
Fixed assets, net	44,382	42,681
Goodwill	365,164	365,164
Intangible assets, net	11,271	12,318
Other assets	481,292	476,934
Total assets	$14,613,338	$14,518,590

Liabilities and Shareholders' Equity
Noninterest-bearing demand accounts	$3,805,334	$3,958,743
Interest-bearing demand accounts	2,956,282	2,950,259
Money market accounts	3,430,454	3,399,280
Savings accounts	576,248	595,175
Certificates of deposit:
Brokered	659,005	482,759
Customer	826,378	790,155
Total deposits	12,253,701	12,176,371
Subordinated debentures and notes	156,124	155,984
FHLB advances	125,000	—
Other borrowings	195,246	297,829
Other liabilities	151,542	172,338
Total liabilities	$12,881,613	$12,802,522

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding, respectively ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,515,186 and 37,416,028 shares issued and outstanding, respectively	375	374
Additional paid in capital	995,969	995,208
Retained earnings	778,784	749,513
Accumulated other comprehensive loss, net	(115,391)	(101,015)
Total shareholders' equity	1,731,725	1,716,068
Total liabilities and shareholders' equity	$14,613,338	$14,518,590

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
($ in thousands, except per share data)	2024	2023
Interest income:
Loans	$186,564	$152,606
Debt securities:
Taxable	11,419	9,286
Nontaxable	5,765	5,597
Interest-earning deposits	3,569	1,195
Dividends on equity securities	406	349
Total interest income	207,723	169,033
Interest expense:
Deposits	64,473	24,661
Subordinated debentures and notes	2,484	2,409
FHLB advances	1,029	1,332
Other borrowings	2,009	1,102
Total interest expense	69,995	29,504
Net interest income	137,728	139,529
Provision for credit losses	5,756	4,183
Net interest income after provision for credit losses	131,972	135,346
Noninterest income:
Deposit service charges	4,423	4,128
Wealth management revenue	2,544	2,516
Card services revenue	2,412	2,338
Tax credit income (loss)	(2,190)	1,813
Other income	4,969	6,103
Total noninterest income	12,158	16,898
Noninterest expense:
Employee compensation and benefits	45,262	42,503
Deposit costs	20,277	12,720
Occupancy	4,326	4,061
Data processing	4,339	3,710
Professional fees	1,435	1,631
Other expense	17,862	16,358
Total noninterest expense	93,501	80,983

Income before income tax expense	50,629	71,261
Income tax expense	10,228	15,523
Net income	$40,401	$55,738
Dividends on preferred stock	938	938
Net income available to common shareholders	$39,463	$54,800

Earnings per common share
Basic	$1.05	$1.47
Diluted	1.05	1.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
($ in thousands)	2024	2023
Net income	$40,401	$55,738
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	(11,073)	23,978
Reclassification of gain on the sale of available-for-sale securities	—	(285)
Reclassification of gain on held-to-maturity securities	(626)	(638)
Change in unrealized gain (loss) on cash flow hedges	(2,942)	1,275
Reclassification of loss on cash flow hedges	265	27
Total other comprehensive income (loss), net of tax	(14,376)	24,357
Total comprehensive income	$26,025	$80,095

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2024
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	75	$71,988	37,416	$374	$995,208	$749,513	$(101,015)	$1,716,068
Net income	—	—	—	—	—	40,401	—	40,401
Other comprehensive loss	—	—	—	—	—	—	(14,376)	(14,376)
Common stock dividends ($0.25 per share)	—	—	—	—	—	(9,378)	—	(9,378)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Issuance under equity compensation plans, net	—	—	99	1	(1,614)	(814)	—	(2,427)
Share-based compensation	—	—	—	—	2,375	—	—	2,375
Balance at March 31, 2024	75	$71,988	37,515	$375	$995,969	$778,784	$(115,391)	$1,731,725

Three months ended March 31, 2023
	Preferred		Common
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	75	$71,988	37,253	$373	982,660	597,574	(130,332)	1,522,263
Net income	—	—	—	—	—	55,738	—	55,738
Other comprehensive income	—	—	—	—	—	—	24,357	24,357
Common stock dividends ($0.25 per share)	—	—	—	—	—	(9,328)	—	(9,328)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Issuance under equity compensation plans, net	—	—	58	—	(848)	(893)	—	(1,741)
Share-based compensation	—	—	—	—	2,469	—	—	2,469
Balance at March 31, 2023	75	$71,988	37,311	$373	$984,281	$642,153	$(105,975)	$1,592,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
($ in thousands)	2024	2023
Cash flows from operating activities:
Net income	$40,401	$55,738
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,253	1,274
Provision for credit losses	5,756	4,183
Deferred income taxes	1,234	2,517
Net amortization of discount/premiums on debt securities	1,027	1,070
Net amortization on loan discount/premiums	822	1,606
Amortization of intangible assets	1,047	1,239
Amortization of servicing assets	316	493
Mortgage loans originated-for-sale	(7,035)	(2,918)
Proceeds from mortgage loans sold	6,818	3,884
Loss (gain) on:
Sale of investment securities	—	(381)
Sale of SBA loans	(1,394)	(501)
Sale of other real estate	2	(90)
Sale of state tax credits	(363)	(91)
Share-based compensation	2,375	2,469
Net change in other assets and liabilities	(22,370)	(1,316)
Net cash provided by operating activities	29,889	69,176
Cash flows from investing activities:
Net increase in loans	(177,362)	(285,158)
Proceeds received from:
Sale of debt securities, available-for-sale	—	28,741
Paydown or maturity of debt securities, available-for-sale	70,141	65,725
Paydown or maturity of debt securities, held-to-maturity	1,483	2,037
Redemption of other investments	26,409	41,109
Sale of SBA loans	24,650	9,502
Sale of state tax credits held for sale	2,031	504
Sale of other real estate	207	360
Sale of fixed assets	—	43
Payments for the purchase of:
Available-for-sale debt securities	(78,702)	(86,737)
Held-to-maturity debt securities	(10,265)	(14,602)
Other investments	(35,870)	(39,123)
State tax credits held for sale	(270)	(21)
Fixed assets	(2,954)	(681)
Net cash used in investing activities	(180,502)	(278,301)

	Three months ended March 31,
($ in thousands)	2024	2023
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(153,409)	(450,209)
Net increase in interest-bearing deposit accounts	230,739	775,695
Net increase in FHLB advances	125,000	—
Repayments of notes payable	(11,429)	(1,429)
Net decrease in other borrowings	(91,154)	(109,201)
Cash dividends paid on common stock	(9,378)	(9,328)
Cash dividends paid on preferred stock	(938)	(938)
Other	(2,427)	(1,741)
Net cash provided by financing activities	87,004	202,849
Net decrease in cash and cash equivalents	(63,609)	(6,276)
Cash and cash equivalents, beginning of period	433,029	291,359
Cash and cash equivalents, end of period	$369,420	$285,083
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$70,796	$27,486
Income taxes	22	—
Noncash investing and financing transactions:
Transfer to other bank owned assets	2,939	—
Right-of-use assets obtained in exchange for lease obligations	985	564

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the condensed consolidated financial statements are summarized below:

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico through its banking subsidiary, Enterprise Bank & Trust.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recent Accounting Pronouncements

FASB ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 was issued in June 2022 to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of ASU 2022-03 did not have a material effect on the consolidated financial statements.

FASB ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 was issued in March 2023 to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, instead of only low-income-housing tax credit (“LIHTC”) structures. This amendment also eliminates certain LIHTC-specific guidance aligning the accounting with other equity investments in tax credit structures. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of ASU 2023-02 did not have a material effect on the consolidated financial statements.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Net income available to common shareholders	$39,463	$54,800

Weighted average common shares outstanding	37,490	37,305
Additional dilutive common stock equivalents	107	182
Weighted average diluted common shares outstanding	37,597	37,487

Basic earnings per common share:	$1.05	$1.47
Diluted earnings per common share:	1.05	1.46

For the three months ended March 31, 2024 and 2023, common stock equivalents of approximately 581,000 and 311,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	March 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$316,638	$146	$(20,982)	$295,802
Obligations of states and political subdivisions	500,206	41	(77,268)	422,979
Agency mortgage-backed securities	767,508	393	(63,710)	704,191
U.S. Treasury bills	184,367	8	(3,275)	181,100
Corporate debt securities	8,750	—	(939)	7,811
Total securities available for sale	$1,777,469	$588	$(166,174)	$1,611,883
Held-to-maturity securities:
Obligations of states and political subdivisions	$583,972	$5,039	$(53,410)	$535,601
Agency mortgage-backed securities	51,276	—	(5,779)	45,497
Corporate debt securities	123,119	230	(9,673)	113,676
Total securities held-to-maturity	$758,367	$5,269	$(68,862)	$694,774
Allowance for credit losses	(350)
Total securities held-to-maturity, net	$758,017

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$316,511	$303	$(20,368)	$296,446
Obligations of states and political subdivisions	500,881	57	(68,767)	432,171
Agency mortgage-backed securities	758,283	1,181	(59,083)	700,381
U.S. Treasury Bills	184,709	62	(3,070)	181,701
Corporate debt securities	8,750	—	(1,176)	7,574
Total securities available for sale	$1,769,134	$1,603	$(152,464)	$1,618,273
Held-to-maturity securities:
Obligations of states and political subdivisions	$575,699	$7,078	$(47,461)	$535,316
Agency mortgage-backed securities	52,100	—	(5,424)	46,676
Corporate debt securities	123,420	216	(8,981)	114,655
Total securities held to maturity	$751,219	$7,294	$(61,866)	$696,647
Allowance for credit losses	(785)
Total securities held-to-maturity, net	$750,434

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $13.3 million and $14.1 million at March 31, 2024 and December 31, 2023, respectively. Such amounts are amortized over the remaining life of the securities.

At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.2 billion and $1.6 billion at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available for sale		Held to maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$163,297	$161,711	$785	$783
Due after one year through five years	303,371	284,316	103,383	96,428
Due after five years through ten years	160,265	141,132	176,180	169,432
Due after ten years	383,028	320,533	426,743	382,634
Agency mortgage-backed securities	767,508	704,191	51,276	45,497
	$1,777,469	$1,611,883	$758,367	$694,774

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	March 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$22,611	$72	$251,397	$20,910	$274,008	$20,982
Obligations of states and political subdivisions	479	2	420,164	77,266	420,643	77,268
Agency mortgage-backed securities	125,634	1,240	531,490	62,470	657,124	63,710
U.S. Treasury bills	59,562	109	109,451	3,166	169,013	3,275
Corporate debt securities	—	—	7,811	939	7,811	939
	$208,286	$1,423	$1,320,313	$164,751	$1,528,599	$166,174

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$25,886	$85	$247,027	$20,283	$272,913	$20,368
Obligations of states and political subdivisions	1,168	163	428,171	68,604	429,339	68,767
Agency mortgage-backed securities	58,249	417	540,032	58,666	598,281	59,083
U.S. Treasury bills	41,857	49	103,588	3,021	145,445	3,070
Corporate debt securities	—	—	7,574	1,176	7,574	1,176
	$127,160	$714	$1,326,392	$151,750	$1,453,552	$152,464

The unrealized losses at both March 31, 2024 and December 31, 2023 were attributable primarily to changes in market interest rates after the securities were purchased. At each of March 31, 2024 and December 31, 2023, the Company did not have an allowance for credit losses on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $7.1 million and $6.5 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.4 million at March 31, 2024 and $0.8 million at December 31, 2023.

There were no sales of available-for-sale securities during the three months ended March 31, 2024. The Company sold $28.4 million of available-for-sale securities during the three months ended March 31, 2023 for a gain of $0.4 million.

Other Investments

At March 31, 2024 and December 31, 2023, other investments totaled $74.1 million and $66.2 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $14.3 million at March 31, 2024 and $7.8 million at December 31, 2023 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$4,768,777	$4,674,056
Real estate:
Commercial - investor owned	2,448,674	2,452,402
Commercial - owner occupied	2,349,292	2,344,117
Construction and land development	820,249	760,122
Residential	366,934	371,995
Total real estate loans	5,985,149	5,928,636
Other	278,611	285,653
Loans, before unearned loan fees	11,032,537	10,888,345
Unearned loan fees, net	(4,045)	(4,227)
Loans, including unearned loan fees	$11,028,492	$10,884,118

The loan balance includes a net premium on acquired loans of $9.0 million and $9.6 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, loans and securities of $5.4 billion and $4.8 billion, respectively, were pledged to FHLB and the Federal Reserve Bank.

Accrued interest totaled $71.2 million and $66.7 million at March 31, 2024 and December 31, 2023, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

SBA 7(a) guaranteed loans sold during the three months ended March 31, 2024 totaled $23.1 million, resulting in a gain on sale of $1.4 million. SBA 7(a) guaranteed loans sold during the three months ended March 31, 2023 totaled $8.8 million, resulting in a gain on sale of $0.5 million.

No consumer mortgage loans secured by residential real estate were in the process of foreclosure at March 31, 2024, compared to $1.0 million at December 31, 2023.

A summary of the activity, by loan category, in the ACL on loans for the three months ended March 31, 2024 and 2023 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2023	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771
Provision (benefit) for credit losses	4,978	140	1,500	(379)	406	(54)	6,591
Charge-offs	(5,353)	(305)	(112)	—	(497)	(383)	(6,650)
Recoveries	203	81	14	6	428	54	786
Balance at March 31, 2024	$58,714	$31,196	$24,807	$9,825	$6,479	$4,477	$135,498

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2022	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	5,083	222	(440)	(2,578)	(1,151)	(37)	1,099
Charge-offs	(707)	(170)	—	(9)	(102)	(192)	(1,180)
Recoveries	938	23	16	32	322	113	1,444
Balance at March 31, 2023	$59,149	$36,266	$22,328	$8,889	$6,997	$4,666	$138,295

The ACL on sponsor finance loans, which is included in the categories above, represented $22.7 million and $23.0 million, respectively, as of March 31, 2024 and December 31, 2023.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $12.8 million to the ACL on loans over the baseline model at March 31, 2024. The baseline forecast incorporates an expectation that the federal funds rate has peaked at the range of 5.25% to 5.50% and will begin falling in the latter half of 2024. It is also assumed that the bank failures in early 2023 were not an indication of a broader problem in the industry. The Company has also recognized various risks posed by loans in certain segments, including the commercial office and agricultural sectors, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation, tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the CECL model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At March 31, 2024, the ACL on loans included a qualitative adjustment of approximately $40.3 million. Of this amount, approximately $14.4 million was allocated to Sponsor Finance loans due to their mostly unsecured nature.

The current year-to-date gross charge-offs by loan class and year of origination is presented in the following tables:

	March 31, 2024
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$1	$1,413	$—	$54	$244	$—	$3,544	$5,256
Real estate:
Commercial - investor owned	—	—	160	—	145	—	—	305
Commercial - owner occupied	—	—	—	10	102	—	—	112
Residential	—	94	—	—	382	—	21	497
Other	—	—	58	—	80	2	100	240
Total charge-offs by origination year	$1	$1,507	$218	$64	$953	$2	$3,665	$6,410
Total gross charge-offs by performing status								240
Total gross charge-offs								$6,650

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$600	$2,999	$1,940	$2,539	$—	$—	$12,533	$15,178	$35,789
Real estate:
Commercial - investor owned	—	—	170	—	4,692	7	—	—	4,869
Construction and land development	—	—	—	—	—	9	—	—	9
Residential	—	—	—	—	—	480	176	—	656
Other	—	3	459	—	—	319	12	—	793
Total charge-offs by origination year	$600	$3,002	$2,569	$2,539	$4,692	$815	$12,721	$15,178	$42,116
Total gross charge-offs by performing status									1,099
Total gross charge-offs									$43,215

The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	March 31, 2024
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$2,435	$115	$2,550	$2,315
Real estate:
Commercial - investor owned	19,380	—	19,380	16,240
Commercial - owner occupied	12,481	—	12,481	8,333
Construction and land development	1,205	—	1,205	463
Other	—	26	26	—
Total	$35,501	$141	$35,642	$27,351

	December 31, 2023
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$7,641	$115	$7,756	$6,179
Real estate:
Commercial - investor owned	20,404	—	20,404	19,466
Commercial - owner occupied	12,972	363	13,335	9,010
Construction and land development	1,205	64	1,269	464
Residential	959	—	959	959
Other	—	5	5	—
Total	$43,181	$547	$43,728	$36,078

The nonperforming loan balances at March 31, 2024 and December 31, 2023 exclude government guaranteed balances of $9.6 million and $10.7 million, respectively.

Interest income recognized on nonaccrual loans was immaterial during the three months ended March 31, 2024 and 2023.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	March 31, 2024
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$350	$1,864	$94	$—
Real estate:
Commercial - investor owned	18,443	—	—	—
Commercial - owner occupied	3,973	1,518	5,793	—
Construction and land development	—	742	—	—
Total	$22,766	$4,124	$5,887	$—

	December 31, 2023
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$527	$1,864	$344	$3,445
Real estate:
Commercial - investor owned	19,467	—	—	—
Commercial - owner occupied	5,904	1,638	1,831	—
Construction and land development	528	741	—	—
Residential	—	959	—	—
Total	$26,426	$5,202	$2,175	$3,445

The aging of the recorded investment in past due loans by class and category is presented as of the dates indicated.

	March 31, 2024
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$20,996	$4,131	$25,127	$4,743,650	$4,768,777
Real estate:
Commercial - investor owned	1,657	18,395	20,052	2,428,622	2,448,674
Commercial - owner occupied	14,844	14,648	29,492	2,319,800	2,349,292
Construction and land development	973	1,675	2,648	817,601	820,249
Residential	1,112	—	1,112	365,822	366,934
Other	21	26	47	278,564	278,611
Loans, before unearned loan fees	$39,603	$38,875	$78,478	$10,954,059	$11,032,537
Unearned loan fees, net					(4,045)
Total					$11,028,492

	December 31, 2023
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,445	$9,037	$12,482	$4,661,574	$4,674,056
Real estate:
Commercial - investor owned	1,905	18,395	20,300	2,432,102	2,452,402
Commercial - owner occupied	8,409	14,142	22,551	2,321,566	2,344,117
Construction and land development	770	1,908	2,678	757,444	760,122
Residential	1,620	959	2,579	369,416	371,995
Other	82	4	86	285,567	285,653
Loans, before unearned loan fees	$16,231	$44,445	$60,676	$10,827,669	$10,888,345
Unearned loan fees, net					(4,227)
Total					$10,884,118

The allowance for credit losses on loans incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination or acquisition. The starting point for the estimate of the allowance for credit losses on loans is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default and loss given default model to determine the allowance for credit losses on loans.

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses on loans because of the measurement methodologies used to estimate the allowance.

The most common concession the Company provides to borrowers experiencing financial difficulty is a term extension. In limited circumstances, the Company may modify loans by providing principal forgiveness or an interest rate reduction. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses on loans. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses on loans.

In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as an interest rate reduction or principal forgiveness, may be granted.

The following tables show the recorded investment at the end of the reporting period for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension		Payment Delay		Total
	Three months ended		Three months ended		Three months ended
($ in thousands)	March 31, 2024	Percent of Total Loan Class	March 31, 2024	Percent of Total Loan Class	March 31, 2024	Percent of Total Loan Class
Commercial and industrial	$44,641	0.94%	$567	0.01%	$45,208	0.95%
Real estate:
Commercial - investor owned	8,409	0.34%	—	—%	8,409	0.34%
Commercial - owner occupied	94	NM	—	—%	94	NM
Residential	7,644	2.08%	—	—%	7,644	2.08%
Total	$60,788		$567		$61,355

	Term Extension
	Three months ended
($ in thousands)	March 31, 2023	Percent of Total Loan Class
Commercial and industrial	$22,818	0.57%
Real estate:
Construction and land development	1,201	0.18%
Total	$24,019

The following table summarizes the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Weighted Average Term Extension (in months)	Payment Delay	Weighted Average Term Extension (in months)
	Three months ended		Three months ended
($ in thousands)	March 31, 2024		March 31, 2023
Commercial and industrial	4	$85	7
Real estate:
Commercial - investor owned	3	—	—
Commercial - owner occupied	3	—	—
Construction and land development	—	—	9
Residential	12	—	—

The following table shows the aging of the recorded investment in modified loans in the last 12 months by class at the date indicated:

	March 31, 2024
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$28,512	$—	$—	$28,512
Real estate:
Commercial - investor owned	8,409	—	—	8,409
Commercial - owner occupied	94	—	—	94
Construction and land development	—	741	—	741
Residential	7,669	—	—	7,669
Other	—	—	—	—
Total	$44,684	$741	$—	$45,425

For the three months ended March 31, 2023, all loans were current under the modified terms.

The following table summarizes loans that experienced a default during the three months ended March 31, 2024, subsequent to being granted a modification in the preceding twelve months. All of these loans have been charged off during the current period. Default is defined as movement to nonperforming status, foreclosure or charge-off. Loans noted in the following table are categorized by type of original modification.

	Term Extension
	Three months ended
($ in thousands)	March 31, 2024	Percent of Total Loan Class
Commercial and industrial	$1,000	0.02%
Real estate:
Construction and land development	1,748	0.21%
Other	4	NM
Total	$2,752

During the three months ended March 31, 2023, no loans experienced a default subsequent to being granted a modification in the prior twelve months.

As of March 31, 2024, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	March 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$354,420	$1,516,552	$875,052	$293,729	$172,943	$149,101	$21,206	$1,151,591	$4,534,594
Special Mention (7)	14,069	41,417	5,911	1,876	370	874	4,320	17,911	86,748
Classified (8-9)	8,631	7,779	11,908	8,334	86	916	127	45,053	82,834
Total Commercial and industrial	$377,120	$1,565,748	$892,871	$303,939	$173,399	$150,891	$25,653	$1,214,555	$4,704,176

Commercial real estate-investor owned
Pass (1-6)	$96,302	$455,256	$543,177	$482,141	$296,298	$373,990	$6,905	$52,655	$2,306,724
Special Mention (7)	731	3,282	22,332	51,595	3,544	9,167	—	—	90,651
Classified (8-9)	8,409	—	937	42	16,912	6,771	—	—	33,071
Total Commercial real estate-investor owned	$105,442	$458,538	$566,446	$533,778	$316,754	$389,928	$6,905	$52,655	$2,430,446

Commercial real estate-owner occupied
Pass (1-6)	$81,541	$398,179	$465,440	$482,241	$294,024	$464,931	$4,619	$31,104	$2,222,079
Special Mention (7)	—	14,108	4,514	5,299	9,992	21,545	—	1,427	56,885
Classified (8-9)	1,189	2,924	3,741	1,128	3,055	32,475	5,057	—	49,569
Total Commercial real estate-owner occupied	$82,730	$415,211	$473,695	$488,668	$307,071	$518,951	$9,676	$32,531	$2,328,533

Construction real estate
Pass (1-6)	$76,195	$290,998	$317,302	$90,908	$31,100	$4,581	$9	$4,458	$815,551
Special Mention (7)	—	40	1,647	1,155	—	227	—	—	3,069
Classified (8-9)	—	741	580	—	—	475	—	—	1,796
Total Construction real estate	$76,195	$291,779	$319,529	$92,063	$31,100	$5,283	$9	$4,458	$820,416

Residential real estate
Pass (1-6)	$8,364	$56,614	$38,611	$49,586	$30,020	$91,308	$1,334	$77,773	$353,610
Special Mention (7)	—	335	586	214	69	1,709	—	583	3,496
Classified (8-9)	—	196	113	—	—	1,526	72	7,501	9,408
Total residential real estate	$8,364	$57,145	$39,310	$49,800	$30,089	$94,543	$1,406	$85,857	$366,514

Other
Pass (1-6)	$570	$7,804	$55,465	$64,294	$51,992	$29,604	$—	$32,225	$241,954
Special Mention (7)	—	4,418	—	10,000	—	—	—	9,712	24,130
Classified (8-9)	—	—	—	—	—	6	—	—	6
Total Other	$570	$12,222	$55,465	$74,294	$51,992	$29,610	$—	$41,937	$266,090

Total loans classified by risk category	$650,421	$2,800,643	$2,347,316	$1,542,542	$910,405	$1,189,206	$43,649	$1,431,993	$10,916,175
Total loans classified by performing status									112,317
Total loans									$11,028,492

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,567,738	$1,052,462	$345,292	$194,972	$123,425	$71,205	$12,163	$1,108,233	$4,475,490
Special Mention (7)	52,523	6,845	8,597	544	453	242	272	19,590	89,066
Classified (8-9)	12,824	19,306	1,833	812	339	363	508	45,830	81,815
Total Commercial and industrial	$1,633,085	$1,078,613	$355,722	$196,328	$124,217	$71,810	$12,943	$1,173,653	$4,646,371

Commercial real estate-investor owned
Pass (1-6)	$495,131	$544,223	$492,974	$323,175	$165,343	$236,914	$5,222	$51,413	$2,314,395
Special Mention (7)	3,626	22,725	51,851	1,657	164	5,526	—	—	85,549
Classified (8-9)	9,411	1,034	43	15,838	2,831	4,919	48	—	34,124
Total Commercial real estate-investor owned	$508,168	$567,982	$544,868	$340,670	$168,338	$247,359	$5,270	$51,413	$2,434,068

Commercial real estate-owner occupied
Pass (1-6)	$407,901	$486,701	$489,589	$301,399	$183,872	$313,474	$5,083	$30,036	$2,218,055
Special Mention (7)	13,739	2,521	4,652	10,492	5,439	15,833	—	1,493	54,169
Classified (8-9)	3,389	3,413	2,247	3,181	8,878	24,857	5,056	—	51,021
Total Commercial real estate-owner occupied	$425,029	$492,635	$496,488	$315,072	$198,189	$354,164	$10,139	$31,529	$2,323,245

Construction real estate
Pass (1-6)	$292,689	$325,010	$96,426	$30,956	$1,413	$3,408	$10	$3,700	$753,612
Special Mention (7)	42	2,958	1,046	210	123	114	—	—	4,493
Classified (8-9)	1,137	704	—	—	13	466	—	—	2,320
Total Construction real estate	$293,868	$328,672	$97,472	$31,166	$1,549	$3,988	$10	$3,700	$760,425

Residential real estate
Pass (1-6)	$59,259	$41,956	$51,436	$30,713	$17,793	$77,327	$1,464	$78,351	$358,299
Special Mention (7)	322	—	—	—	75	1,801	—	614	2,812
Classified (8-9)	127	1,073	69	—	30	1,492	74	7,500	10,365
Total residential real estate	$59,708	$43,029	$51,505	$30,713	$17,898	$80,620	$1,538	$86,465	$371,476

Other
Pass (1-6)	$10,071	$55,923	$67,766	$53,569	$9,382	$19,657	$7	$28,464	$244,839
Special Mention (7)	—	—	14,472	—	—	—	—	11,645	26,117
Classified (8-9)	—	—	—	—	—	8	—	—	8
Total Other	$10,071	$55,923	$82,238	$53,569	$9,382	$19,665	$7	$40,109	$270,964

Total loans classified by risk category	$2,929,929	$2,566,854	$1,628,293	$967,518	$519,573	$777,606	$29,907	$1,386,869	$10,806,549
Total loans classified by performing status									77,569
Total loans									$10,884,118

In the tables above, loan originations in 2024 and 2023 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	March 31, 2024
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$62,094	$40	$62,134
Real estate:
Commercial - investor owned	17,707	—	17,707
Commercial - owner occupied	28,117	—	28,117
Residential	704	—	704
Other	3,629	26	3,655
Total	$112,251	$66	$112,317

	December 31, 2023
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,076	$112	$26,188
Real estate:
Commercial - investor owned	17,885	—	17,885
Commercial - owner occupied	28,373	—	28,373
Residential	712	—	712
Other	4,406	5	4,411
Total	$77,452	$117	$77,569

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company issues financial instruments in the normal course of its business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$2,817,323	$2,937,760
Letters of credit	121,183	107,082

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2024 and December 31, 2023, $184.5 million and $191.6 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $6.1 million and $6.6 million for estimated losses attributable to the unadvanced commitments at March 31, 2024 and December 31, 2023, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2024, the approximate remaining terms of standby letters of credit range from 1 month to 9 years.

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

For hedges of the Company’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts and the Company making variable rate payments. The Company has executed cash flow hedges to reduce a portion of variability in cash flows on the Company’s prime based loan portfolio. Select terms of the hedges are as follows:

($ in thousands)
Notional	Fixed Rate	Effective Date	Maturity Date
$50,000	6.56%	January 25, 2023	February 1, 2027
$100,000	6.63%	December 20, 2022	January 1, 2028
$100,000	6.66%	April 1, 2025	April 1, 2030

In addition, the Company has a prime based interest rate collar with a notional amount of $100.0 million. The collar includes a cap of 8.14% and a floor of 5.25%. This transaction, commonly referred to as a zero cost collar, involves the Company selling an interest rate cap where payments will be made when the index exceeds the cap rate, and the purchase of a floor where payments will be received if the index falls below the floor. The collar became effective on October 27, 2022 and matures on October 1, 2029.

For hedges of the variable-rate liabilities, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has executed a series of cash flow hedges to fix the effective interest rate for payments due on $32.1 million of junior subordinated debentures to a weighted-average-fixed rate of 2.64%.

Select terms of the hedges are as follows:

($ in thousands)
Notional	Fixed Rate	Maturity Date
$18,558	2.64%	March 15, 2026
$13,506	2.64%	March 17, 2026

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates an additional $0.8 million will be reclassified as a decrease to interest expense and $2.1 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	$282,064	$211,962	$1,277	$1,389	$2,700	$233
Interest rate collar	100,000	100,000	—	514	467	—
Total	$382,064	$311,962	$1,277	$1,903	$3,167	$233

Derivatives not designated as hedging instruments
Interest rate swaps	$771,936	$779,152	$17,287	$15,886	$17,288	$15,951
Total			$17,287	$15,886	$17,288	$15,951

Derivative assets are classified on the balance sheet in other assets. Derivative liabilities are classified on the balance sheet in other liabilities.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The fair value table above provides the location of financial assets and liabilities presented on the Balance Sheet.

As of March 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$18,564	$—	$18,564	$3,209	$15,355	$—

Liabilities:
Interest rate swaps	$19,988	$—	$19,988	$3,209	$—	$16,779
Interest rate collar	467	—	467	—	—	467
Securities sold under agreements to repurchase	159,043	—	159,043	—	159,043	—

As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$17,275	$—	$17,275	$1,105	$16,170	$—
Interest rate collar	514	—	514	—	—	514

Liabilities:
Interest rate swaps	$16,184	$—	$16,184	$1,105	$—	$15,079
Securities sold under agreements to repurchase	250,197	—	250,197	—	250,197	—

As of March 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest, was $18.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2024
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$295,802	$—	$295,802
Obligations of states and political subdivisions	—	422,979	—	422,979
Agency mortgage-backed securities	—	704,191	—	704,191
Corporate debt securities	—	181,100	—	181,100
U.S. Treasury bills	—	7,811		7,811
Total securities available for sale	—	1,611,883	—	1,611,883
Other investments	—	2,928	—	2,928
Derivatives	—	18,564	—	18,564
Total assets	$—	$1,633,375	$—	$1,633,375

Liabilities
Derivatives	$—	$20,455	$—	$20,455
Total liabilities	$—	$20,455	$—	$20,455

	December 31, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$296,446	$—	$296,446
Obligations of states and political subdivisions	—	432,171	—	432,171
Agency mortgage-backed securities	—	700,381	—	700,381
Corporate debt securities	—	181,701	—	181,701
U.S. Treasury bills	—	7,574	—	7,574
Total securities available-for-sale	—	1,618,273	—	1,618,273
Other investments	—	2,941	—	2,941
Derivative financial instruments	—	17,789	—	17,789
Total assets	$—	$1,639,003	$—	$1,639,003

Liabilities
Derivatives	$—	$16,184	$—	$16,184
Total liabilities	$—	$16,184	$—	$16,184

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	March 31, 2024
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$80	$—	$—	$80
Other real estate	2,939	—	—	2,939
Total	$3,019	$—	$—	$3,019

	December 31, 2023
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$5,138	$—	$—	$5,138
Other real estate	5,736	—	—	5,736
Total	$10,874	$—	$—	$10,874

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	March 31, 2024			December 31, 2023
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$758,017	$694,774	Level 2	$750,434	$696,647	Level 2
Other investments	71,149	71,149	Level 2	63,255	63,255	Level 2
Loans held-for-sale	610	610	Level 2	359	359	Level 2
Loans, net	10,892,994	$10,603,064	Level 3	10,749,347	10,392,551	Level 3
State tax credits, held-for-sale	20,547	22,102	Level 3	22,115	23,897	Level 3
Servicing asset	3,031	4,157	Level 2	2,861	3,799	Level 2

Balance sheet liabilities
Certificates of deposit	$1,485,383	$1,479,274	Level 3	$1,272,914	$1,265,905	Level 3
Subordinated debentures and notes	156,124	154,738	Level 2	155,984	154,354	Level 2
FHLB advances	125,000	125,000	Level 2	—	—	Level 2
Other borrowings	195,246	175,915	Level 2	297,829	274,658	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Loss on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)
Net change	(11,073)	(626)	(2,677)	(14,376)
Balance, March 31, 2024	$(123,917)	$9,954	$(1,428)	$(115,391)

Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	23,693	(638)	1,302	24,357
Balance, March 31, 2023	$(120,856)	$12,547	$2,334	$(105,975)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended March 31,
	2024			2023
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$(14,725)	$(3,652)	$(11,073)	$32,056	$8,078	$23,978
Reclassification of gain on sale of available-for-sale securities(a)	—	—	—	(381)	(96)	(285)
Reclassification of gain on held-to-maturity securities(a)	(832)	(206)	(626)	(852)	(214)	(638)
Change in unrealized gain (loss) on cash flow hedges	(3,912)	(970)	(2,942)	1,705	430	1,275
Reclassification of loss on cash flow hedges(b)	353	88	265	36	9	27
Total other comprehensive income (loss)	$(19,116)	$(4,740)	$(14,376)	$32,564	$8,207	$24,357

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components that primarily exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended March 31,
($ in thousands)	2024	2023
Other income:
Bank-owned life insurance	$864	$791
Community development fees	585	595
Gain on SBA loan sales	1,415	501
Other income	2,105	4,216
Total other noninterest income	$4,969	$6,103

Other expense:
Amortization of intangibles	$1,047	$1,239
Banking expenses	1,806	1,848
FDIC and other insurance	3,607	2,572
Loan, legal expenses	2,108	1,904
Outside services	1,664	1,545
Other expenses	7,630	7,250
Total other noninterest expenses	$17,862	$16,358

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses and grow the acquired operations; credit risk; changes in the appraised valuation of real estate securing impaired loans; our ability to recover our investment in loans; fluctuations in the fair value of collateral underlying loans; outcomes of litigation and other contingencies; exposure to general and local economic and market conditions, including risk of recession, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), U.S. fiscal debt, budget and tax matters, and any slowdown in global economic growth; risks associated with rapid increases or decreases in prevailing interest rates; changes in business prospects that could impact goodwill estimates and assumptions; consolidation within the banking industry; competition from banks and other financial institutions; the ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and business, including rules and regulations relating to bank products and financial services; changes in accounting policies and practices or accounting standards; natural disasters; terrorist activities, war and geopolitical matters (including the war in Israel and potential for a broader regional conflict and the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, or other health emergencies and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity; and other risks discussed under the caption “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2024 compared to the financial condition as of December 31, 2023. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended March 31, 2024, compared to the linked fourth quarter of 2023 (“linked quarter”) and the results of operations, liquidity and cash flows for the three months ended March 31, 2024 compared to the same period in 2023 (“prior year quarter”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding year-to-date period in 2023. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

A full description of our critical accounting policies and the impact and any associated risks related to those policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Allowance for Credit Losses on Loans

The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics and are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $135.5 million at March 31, 2024 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $27.7 million. Conversely, the allowance would have increased $44.8 million using only the downside scenario.

Executive Summary

Below are highlights of the Company’s financial performance for the periods indicated.

($ in thousands, except per share data)	Three months ended
	March 31, 2024	December 31, 2023	March 31, 2023
EARNINGS
Total interest income	$207,723	$207,083	$169,033
Total interest expense	69,995	66,351	29,504
Net interest income	137,728	140,732	139,529
Provision for credit losses	5,756	18,053	4,183
Net interest income after provision for credit losses	131,972	122,679	135,346
Total noninterest income	12,158	25,452	16,898
Total noninterest expense	93,501	92,603	80,983
Income before income tax expense	50,629	55,528	71,261
Income tax expense	10,228	10,999	15,523
Net income	$40,401	$44,529	$55,738
Preferred dividends	938	937	938
Net income available to common shareholders	$39,463	$43,592	$54,800

Basic earnings per share	$1.05	$1.16	$1.47
Diluted earnings per share	$1.05	$1.16	$1.46

Return on average assets	1.12%	1.23%	1.72%
Adjusted return on average assets[1]	1.14%	1.28%	1.72%
Return on average common equity	9.52%	10.94%	14.85%
Adjusted return on average common equity[1]	9.70%	11.40%	14.85%
Return on average tangible common equity[1]	12.31%	14.38%	19.93%
Adjusted return on average tangible common equity[1]	12.53%	14.98%	19.93%
Net interest margin (tax equivalent)	4.13%	4.23%	4.71%
Efficiency ratio	62.38%	55.72%	51.77%
Core efficiency ratio[1]	60.21%	53.06%	50.47%
Book value per common share	$44.24	$43.94	$40.76
Tangible book value per common share[1]	$34.21	$33.85	$30.55

ASSET QUALITY
Net charge-offs (recoveries)	$5,864	$28,479	$(264)
Nonperforming loans	35,642	43,728	11,972
Nonaccrual loans	35,501	43,181	11,887
Classified assets	185,150	185,389	110,384
Total assets	14,613,338	14,518,590	13,325,982
Total loans	11,028,492	10,884,118	10,011,918
Classified assets to total assets	1.27%	1.28%	0.83%
Nonperforming loans to total loans	0.32%	0.40%	0.12%
Nonperforming assets to total assets	0.30%	0.34%	0.09%
ACL on loans to total loans	1.23%	1.24%	1.38%
Net charge-offs (recoveries) to average loans (annualized)	0.22%	1.06%	(0.01)%

1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•PPNR1 of $57.4 million for the first quarter 2024 decreased $18.4 million from the linked quarter PPNR of $75.8 million and decreased $17.6 million from the prior year quarter PPNR of $75.0 million. The decrease from the linked quarter was primarily due to a decrease in net interest income due to one less day in the current quarter, higher interest expense, a decrease in tax credit income that is typically highest in the fourth quarter of each year, and an increase in compensation and benefits from annual payroll taxes and vacation along with merit increases. The decrease compared to the prior year quarter was primarily due to the higher interest rate environment that increased deposit interest expense and the cost of variable deposit services charges, which are influenced by current market rates.

•Net interest income of $137.7 million for the first quarter 2024 decreased $3.0 million and decreased $1.8 million from the linked and prior year-to-date period, respectively. Compared to the linked quarter, net interest income declined due to one less day in the current quarter and higher deposit interest expense, partially offset by higher average loan and investment balances. The decrease from the prior year quarter reflects higher interest expense on the deposit portfolio, as lagged deposit rates have increased, partially offset by the benefit of higher market interest rates on interest earning assets and organic growth. The NIM was 4.13% for the first quarter 2024, compared to 4.23% and 4.71% for the linked and prior year-to-date period, respectively.

•Noninterest income of $12.2 million for the first quarter 2024 decreased $13.3 million from the linked quarter and decreased $4.7 million from the prior year-to-date period. The decline from the linked and prior year quarters was primarily due to a decrease in tax credit income of $11.9 million and $4.0 million, respectively, on lower activity and an increase in market interest rates that reduced the fair value of certain tax credits.

•Noninterest expense of $93.5 million for the first quarter 2024 increased $0.9 million and increased $12.5 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter was primarily driven by employee compensation ($5.6 million), partially offset by a decrease in the FDIC special assessment ($1.8 million) and variable deposit servicing costs ($1.3 million). The increase from the prior year quarter was primarily due to variable deposit servicing costs ($7.6 million) and employee compensation ($2.8 million).

Balance sheet highlights:

•Loans – Total loans increased $144.4 million, or 1%, to $11.0 billion at March 31, 2024, compared to $10.9 billion at December 31, 2023. Average loans totaled $10.9 billion for the three months ended March 31, 2024 compared to $10.7 billion for the three months ended December 31, 2023.

•Deposits – Total deposits increased $77.3 million, to $12.3 billion at March 31, 2024 from $12.2 billion at December 31, 2023. Total estimated insured deposits1, which includes collateralized deposits, reciprocal deposits and accounts that qualify for pass through insurance, totaled $8.7 billion at March 31, 2024, compared to $8.3 billion at December 31, 2023. Average deposits totaled $12.2 billion for both the quarter ended March 31, 2024 and the linked quarter. Noninterest deposit accounts represented 31.1% of total deposits and the loan to deposit ratio was 90.0% at March 31, 2024, compared to 33% and 89.39%, respectively, at December 31, 2023.

•Asset quality – The allowance for credit losses on loans to total loans was 1.23% at March 31, 2024, compared to 1.24% at December 31, 2023. The ratio of nonperforming assets to total assets was 0.30% at March 31, 2024 compared to 0.34% at December 31, 2023. A provision for credit losses of $5.8 million was recorded in the first quarter of 2024 compared to $18.1 million in the linked quarter and $4.2 million in the prior year quarter.
1 PPNR and total estimated insured deposits are non-GAAP measures. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

•Shareholders’ equity – Total shareholders’ equity was $1.73 billion at March 31, 2024, compared to $1.72 billion at December 31, 2023, and the tangible common equity to tangible assets ratio2 was 9.01% at March 31, 2024 compared to 8.96% at December 31, 2023. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” level at March 31, 2024.

The Company’s board of directors approved a quarterly dividend of $0.26 per common share, payable on June 28, 2024 to shareholders of record as of June 14, 2024. The board of directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) March 15, 2024 to (but excluding) June 15, 2024. The dividend will be payable on June 15, 2024 and will be paid on June 17, 2024 to holders of record of Series A Preferred Stock as of June 3, 2024.

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

	Three months ended March 31,			Three months ended December 31,			Three months ended March 31,
	2024			2023			2023
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$10,927,932	$186,703	6.87%	$10,685,961	$184,982	6.87%	$9,795,045	$152,762	6.33%
Taxable securities	1,423,795	11,825	3.34	1,300,099	10,845	3.31	1,322,978	9,635	2.95
Non-taxable securities[2]	976,776	7,666	3.16	976,816	7,540	3.06	965,473	7,482	3.14
Total securities	2,400,571	19,491	3.27	2,276,915	18,385	3.20	2,288,451	17,117	3.03
Interest-earning deposits	268,068	3,569	5.35	420,762	5,631	5.31	106,254	1,195	4.56
Total interest-earning assets	13,596,571	209,763	6.20	13,383,638	208,998	6.20	12,189,750	171,074	5.69
Noninterest-earning assets	959,548			949,166			941,445
Total assets	$14,556,119			$14,332,804			$13,131,195

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,924,276	$18,612	2.56%	$2,844,847	$17,248	2.41%	$2,201,910	$5,907	1.09%
Money market accounts	3,401,802	31,357	3.71	3,342,979	30,579	3.63	2,826,836	15,471	2.22
Savings accounts	587,113	303	0.21	609,645	268	0.17	732,256	230	0.13
Certificates of deposit	1,341,990	14,201	4.26	1,373,808	14,241	4.11	670,521	3,053	1.85
Total interest-bearing deposits	8,255,181	64,473	3.14	8,171,279	62,336	3.03	6,431,523	24,661	1.56
Subordinated debentures and notes	156,046	2,484	6.40	155,907	2,475	6.30	155,497	2,409	6.28
FHLB advances	73,791	1,029	5.61	—	—	—	110,928	1,332	4.87
Securities sold under agreements to repurchase	204,898	1,804	3.54	150,827	1,226	3.22	215,604	749	1.41
Other borrowings	42,736	205	1.93	49,013	314	2.54	53,885	353	2.66
Total interest-bearing liabilities	8,732,652	69,995	3.22	8,527,026	66,351	3.09	6,967,437	29,504	1.72
Noninterest bearing liabilities:
Demand deposits	3,925,522			3,992,067			4,481,966
Other liabilities	159,247			160,829			113,341
Total liabilities	12,817,421			12,679,922			11,562,744
Shareholders' equity	1,738,698			1,652,882			1,568,451
Total liabilities & shareholders' equity	$14,556,119			$14,332,804			$13,131,195
Net interest income		$139,768			$142,647			$141,570
Net interest spread			2.98%			3.11%			3.97%
Net interest margin			4.13%			4.23%			4.71%

[1] Average balances include nonaccrual loans. Interest income includes loan fees of $2.4 million, $3.1 million, and $3.7 million for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $2.0 million, $1.9 million, and $2.0 million for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended March 31, 2024			Three months ended March 31, 2024
	compared to			compared to
	Three months ended December 31, 2023			Three months ended March 31, 2023
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$1,734	$(13)	$1,721	19,455	14,486	33,941
Taxable securities	410	570	980	800	1,390	2,190
Non-taxable securities[3]	—	126	126	119	65	184
Interest-earning deposits	(2,514)	452	(2,062)	2,131	243	2,374
Total interest-earning assets	$(370)	$1,135	$765	$22,505	$16,184	$38,689

Interest paid on:
Interest-bearing demand accounts	$28	$1,336	$1,364	$2,486	$10,219	$12,705
Money market accounts	20	758	778	3,695	12,191	15,886
Savings accounts	(11)	46	35	(53)	126	73
Certificates of deposit	(288)	248	(40)	4,845	6,303	11,148
Subordinated debentures and notes	—	9	9	12	63	75
FHLB advances	1,029	—	1,029	(76)	(227)	(303)
Securities sold under agreements to repurchase	111	467	578	(40)	1,095	1,055
Other borrowed funds	(35)	(74)	(109)	(64)	(84)	(148)
Total interest-bearing liabilities	854	2,790	3,644	10,805	29,686	40,491
Net interest income	$(1,224)	$(1,655)	$(2,879)	$11,700	$(13,502)	$(1,802)
1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax equivalent basis for the first quarter 2024 was $139.8 million, a decrease of $2.9 million and a decrease of $1.8 million compared to the linked quarter and prior year quarter, respectively. The decrease from the linked quarter was primarily due to the impact of competitive pricing, continued remixing into higher cost deposit categories and an increase in wholesale borrowings. The decrease from the prior year quarter reflects higher interest expense on the deposit portfolio, as lagged deposit rates have increased, partially offset by the benefit of higher market interest rates on interest earning assets and organic growth. The effective federal funds rate for the first three months of 2024 was 5.33%, an increase of 81 basis points compared to the first three months of 2023.

Total tax equivalent interest income increased $0.8 million from the linked quarter primarily due to an increase of $242.0 million in average loans, an increase of $123.7 million in investments, and a 7 basis point increase in the average investment yield. These increases were partially offset by a decrease in interest on cash accounts due to a decline in average balances. The average interest rate of new loan originations in the first quarter 2024 was 7.84%.

Interest expense increased $3.6 million from the linked quarter primarily due to a $2.1 million increase in deposit interest expense and a $1.5 million increase in interest expense on borrowings. The increase in deposit interest expense reflects a shift in the deposit mix from demand deposits to interest-bearing deposits, particularly money market accounts and interest-bearing demand accounts, as well as higher rates paid on deposits. The average cost of interest-bearing deposits was 3.14%, an increase of 11 basis points compared to the linked quarter. The total cost of deposits, including noninterest-bearing demand accounts, was 2.13% during the first quarter 2024, compared to 2.03% in the linked quarter. The increase in interest expense on other borrowings was primarily due to higher average borrowings to fund net loan growth.

NIM, on a tax equivalent basis, was 4.13% in the first quarter 2024, a decrease of 10 basis points and 58 basis points from the linked and prior year quarters, respectively.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Quarter ended
($ in thousands)	March 31, 2024	December 31, 2023	Increase (decrease)		March 31, 2023	Increase (decrease)
Service charges on deposit accounts	$4,423	$4,334	$89	2%	$4,128	$295	7%
Wealth management revenue	2,544	2,428	116	5%	2,516	28	1%
Card services revenue	2,412	2,666	(254)	(10)%	2,338	74	3%
Tax credit income (loss)	(2,190)	9,688	(11,878)	(123)%	1,813	(4,003)	(221)%
Other income	4,969	6,336	(1,367)	(22)%	6,103	(1,134)	(19)%
Total noninterest income	$12,158	$25,452	$(13,294)	(52)%	$16,898	$(4,740)	(28)%

Total noninterest income for the first quarter 2024 was $12.2 million, a decrease of $13.3 million from the linked quarter and a decrease of $4.7 million from the prior year quarter. The decrease from the linked and prior year quarters was primarily due to a decrease in tax credit income. Tax credit income is typically highest in the fourth quarter of each year and will vary in other periods based on transaction volumes and fair value changes on credits carried at fair value. The decrease in other income from the linked and prior year quarters was primarily driven by lower community development and private equity distributions, and servicing fees. Community development and private equity distributions are not consistent sources of income and fluctuate based on distributions from the underlying funds. Servicing fee income fluctuates based on prepayment experience and changes to the discount rate used in the valuation of the servicing rights. These decreases were partially offset by a $1.4 million gain on the sale of SBA loans in the first quarter 2024.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Quarter ended
($ in thousands)	March 31, 2024	December 31, 2023	Increase (decrease)		March 31, 2023	Increase (decrease)
Employee compensation and benefits	$45,262	$39,651	$5,611	14%	$42,503	$2,759	6%
Deposit costs	20,277	21,606	(1,329)	(6)%	12,720	7,557	59%
Occupancy	4,326	4,313	13	—%	4,061	265	7%
Data processing	4,339	3,995	344	9%	3,710	629	17%
Professional fees	1,435	1,115	320	29%	1,631	(196)	(12)%
Other expense	17,862	21,923	(4,061)	(19)%	16,358	1,504	9%
Total noninterest expense	$93,501	$92,603	$898	1%	$80,983	$12,518	15%

Efficiency ratio	62.38%	55.72%	6.66%		51.77%	10.61%
Core efficiency ratio[3]	60.21%	53.06%	7.15%		50.47%	9.74%

Noninterest expense was $93.5 million for the first quarter 2024, an increase of $0.9 million from $92.6 million in the linked quarter and an increase of $12.5 million from $81.0 million in the prior year quarter. Employee compensation and benefits increased $5.6 million from the linked quarter primarily due to the annual reset of payroll taxes and vacation, along with annual merit increases that became effective March 1, 2024. The FDIC special assessment of $0.6 million and $2.4 million in the current and linked quarters, respectively, is an assessment from the FDIC to recover estimated losses in the Deposit Insurance Fund related to bank failures in 2023. The assessment may change in future periods as the FDIC updates its loss estimates. Deposit costs relate to certain specialized deposit businesses that receive an earnings credit allowance for deposit related expenses that are impacted by interest rates and average balances. Deposit costs decreased $1.3 million from the linked quarter primarily due to the expiration of certain allowances that were not used.

The increase in noninterest expense of $12.5 million from the prior year quarter was primarily due to an increase in the associate base, merit increases throughout 2023 and 2024, and an increase in variable deposit costs due to higher earnings credit rates and average balances.

Income Taxes

The Company’s effective tax rate was 20.2% for the first quarter 2024, compared to 19.8% and 21.8% for the linked quarter and prior year-to-date period, respectively. The increase in the effective tax rate from the linked quarter was driven by a state apportionment adjustment that lowered the effective tax rate in that period, while the decrease from the prior year quarter was driven by tax credit opportunities the Company has deployed as part of its tax planning strategy.

3 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Summary Balance Sheet

($ in thousands)	March 31, 2024	December 31, 2023	Increase (decrease)
Total cash and cash equivalents	$369,420	$433,029	$(63,609)	(15)%
Securities, net	2,369,900	2,368,707	1,193	NM
Total loans	11,028,492	10,884,118	144,374	1%
Total assets	14,613,338	14,518,590	94,748	1%
Deposits	12,253,701	12,176,371	77,330	1%
Total liabilities	12,881,613	12,802,522	79,091	1%
Total shareholders’ equity	1,731,725	1,716,068	15,657	1%

Total assets were $14.6 billion at March 31, 2024, an increase of $94.7 million from December 31, 2023. Cash and cash equivalents decreased primarily due to funding loan growth in the first quarter. Total liabilities of $12.9 billion, increased $79.1 million from December 31, 2023 primarily due to a $77.3 million increase in deposits.

Investment Securities

At March 31, 2024, investment securities were $2.4 billion, or 16%, of total assets, compared to $2.4 billion, or 16%, of total assets as of December 31, 2023. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$295,802	12.5%	$296,446	12.5%
Obligations of states and political subdivisions	1,006,952	42.5%	1,007,870	42.5%
Agency mortgage-backed securities	755,467	31.9%	752,481	31.8%
U.S. Treasury Bills	181,099	7.6%	181,701	7.7%
Corporate debt securities	130,930	5.5%	130,994	5.5%
Total	$2,370,250	100.0%	$2,369,492	100.0%

Net Unrealized Losses
($ in thousands)	March 31, 2024	December 31, 2023
Available-for-sale securities	$(165,586)	$(150,861)
Held-to-maturity securities	(63,593)	(54,572)
Total	$(229,179)	$(205,433)

Investment securities increased $1.2 million from the prior year end, primarily due to a reinvestment of cash flows, partially offset by decrease in the fair value of the available-for-sale securities. Investment purchases in the first quarter 2024 had a weighted average, tax equivalent yield of 5.21%.

The average duration of the investment portfolio was 5.7 years at March 31, 2024. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $341 million.

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

The following table sets forth the composition of the loan portfolio by type of loans

($ in thousands)	March 31, 2024	December 31, 2023	Increase (decrease)
Commercial and industrial	$4,766,310	$4,672,559	$93,751	2%
Commercial real estate - investor owned	2,448,153	2,451,953	(3,800)	NM
Commercial real estate - owner occupied	2,356,650	2,351,618	5,032	NM
Construction and land development	820,416	760,425	59,991	8%
Residential real estate	367,218	372,188	(4,970)	(1)%
Other	269,745	275,375	(5,630)	(2)%
Total loans	$11,028,492	$10,884,118	$144,374	1%

The following table provides additional information on certain categories of specialty loans that are included in total loans above:

($ in thousands)	March 31, 2024	December 31, 2023	Increase (decrease)
SBA Loans	1,274,780	1,281,632	(6,852)	(1)%
Sponsor finance	865,180	872,264	(7,084)	(1)%
Life insurance premium financing	1,003,597	956,162	47,435	5%
Tax credits	718,383	734,594	(16,211)	(2)%

Loans totaled $11.0 billion at March 31, 2024 compared to $10.9 billion at December 31, 2023. In the first quarter 2024, C&I loans increased $77.6 million, construction loans increased $56.2 million and specialty loans increased $17.3 million, primarily due to growth in life insurance premium financing loans. Loan sales of $23.1 million mitigated growth in the SBA category during the current quarter. Average line draw utilization was 44% for the first three months of 2024, compared to 43% for the full year of 2023.

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the first quarter 2024, SBA loans totaling $23.1 million were sold.

Provision and Allowance for Credit Losses
The following table presents the components of the provision for credit losses:

	Quarter ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Provision for credit losses on loans	$6,591	$21,117	$1,099
Provision (benefit) for available-for-sale securities	—	(795)	4,826
Benefit for off-balance sheet commitments	(507)	(3,164)	(1,914)
Provision (benefit) for held-to-maturity securities	(435)	—	137
Charge-offs of accrued interest	107	895	35
Provision for credit losses	$5,756	$18,053	$4,183

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL on loans at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. The Company also records reversals of interest on nonaccrual loans and interest recoveries directly through the provision of credit losses.

A provision for credit losses of $5.8 million was recognized for the first quarter 2024, compared to $18.1 million and $4.2 million in the linked and prior year quarters, respectively. The provision for credit losses in the first quarter 2024 was primarily related to net charge-offs, and updates to qualitative factors used in the allowance calculation. The decrease in the provision for credit losses from the linked quarter was primarily related to the higher level of net charge-offs in the linked quarter. The provision for credit losses in the prior year quarter was driven by the impairment of an available for sale investment security.

The following table summarizes the allocation of the ACL on loans:

	March 31, 2024		December 31, 2023
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$58,714	43.2%	$58,886	42.9%
Real estate:
Commercial	56,003	43.6%	54,685	44.1%
Construction and land development	9,825	7.4%	10,198	7.0%
Residential	6,479	3.3%	6,142	3.4%
Other	4,477	2.5%	4,860	2.6%
Total	$135,498	100.0%	$134,771	100.0%

The ACL on loans was 1.23% of total loans at March 31, 2024, compared to 1.24% of loans at December 31, 2023. The decrease in the ratio of ACL on loans to total loans is primarily due to the charge-off of impaired loans and a decrease in reserves on impaired loans. Excluding guaranteed loans, the ACL on loans to total loans was 1.34%4 at March 31, 2024, compared to 1.35% at December 31, 2023.

4 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	March 31, 2024			December 31, 2023
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$5,150	$4,707,968	0.44%	$29,044	$4,526,787	2.55%
Real estate:
Commercial	322	4,750,876	0.03%	(219)	4,753,969	(0.02)%
Construction and land development	(6)	797,669	NM	(9)	729,779	NM
Residential	69	370,438	0.07%	(157)	375,637	(0.17)%
Other	329	299,856	0.44%	(180)	299,246	(0.24)%
Total	$5,864	$10,926,807	0.22%	$28,479	$10,685,418	1.06%
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

($ in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$35,501	$43,181
Loans past due 90 days or more and still accruing interest	141	547
Total nonperforming loans	35,642	43,728
Other real estate	8,466	5,736
Total nonperforming assets	$44,108	$49,464

Total assets	$14,613,338	$14,518,590
Total loans	11,028,492	10,884,118
Total ACL on loans	135,498	134,771

ACL on loans to nonaccrual loans	382%	312%
ACL on loans to nonperforming loans	380%	308%
ACL on loans to total loans	1.23%	1.24%
Nonaccrual loans to total loans	0.32%	0.40%
Nonperforming loans to total loans	0.32%	0.40%
Nonperforming assets to total assets	0.30%	0.34%

Nonperforming loans based on loan type were as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$2,550	$7,756
Commercial real estate	31,861	33,739
Construction and land development	1,205	1,269
Residential real estate	—	959
Other	26	5
Total	$35,642	$43,728

The following table summarizes the changes in nonperforming loans:

Three months ended
($ in thousands)	March 31, 2024
Nonperforming loans, beginning of period	$43,728
Additions to nonaccrual loans	2,984
Charge-offs	(6,650)
Principal payments	(2,255)
Moved to other real estate and repossessed assets	(2,165)
Nonperforming loans, end of period	$35,642

Nonperforming loans at March 31, 2024 decreased $8.1 million, or 18%, when compared to December 31, 2023. The decreased in nonperforming loans during the first quarter 2024 was primarily due to gross charge-offs of $6.7 million and principal payments of $2.3 million. The charge-offs of nonperforming loans included $4.8 million on two relationships that moved to nonperforming status in the fourth quarter 2023. Included in that amount, was $3.4 million related to the Agricultural relationship that was disclosed in the fourth quarter 2023, and has now been fully charged-off.

Other real estate

The following table summarizes the changes in other real estate:

Three months ended
($ in thousands)	March 31, 2024
Other real estate, beginning of period	$5,736
Additions	2,939
Sales	(209)
Other real estate, end of period	$8,466

Deposits

The following table shows the breakdown of deposits by type:

($ in thousands)	March 31, 2024	December 31, 2023	Increase (decrease)
Noninterest-bearing demand accounts	$3,805,334	$3,958,743	$(153,409)	(4)%
Interest-bearing demand accounts	2,956,282	2,950,259	6,023	—%
Money market accounts	3,430,454	3,399,280	31,174	1%
Savings accounts	576,248	595,175	(18,927)	(3)%
Certificates of deposit:
Brokered	659,005	482,759	176,246	37%
Customer	826,378	790,155	36,223	5%
Total deposits	$12,253,701	$12,176,371	$77,330	1%

Demand deposits / total deposits	31%	33%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	March 31, 2024		December 31, 2023		March 31, 2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$3,925,522	—%	$3,992,067	—%	$4,481,966	—%

Interest-bearing demand accounts	2,924,276	2.56	2,844,847	2.41	2,201,910	1.09
Money market accounts	3,401,802	3.71	3,342,979	3.63	2,826,836	2.22
Savings accounts	587,113	0.21	609,645	0.17	732,256	0.13
Certificates of deposit	1,341,990	4.26	1,373,808	4.11	670,521	1.85
Total interest-bearing deposits	$8,255,181	3.14	$8,171,279	3.03	$6,431,523	1.56

Total average deposits	$12,180,703	2.13	$12,163,346	2.03	$10,913,489	0.92

Total deposits excluding brokered certificates of deposits, were $11.6 billion at March 31, 2024, a decrease of $98.9 million from December 31, 2023. The decrease in demand and money market accounts in the first quarter 2024 was primarily related to normal, seasonal deposit outflows. Brokered certificates of deposit at March 31, 2024 increased $176.2 million from December 31, 2023 to help support loan growth and seasonal deposit outflows in the first quarter 2024. The Company has a specialty deposit portfolio focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits totaled $2.9 billion at March 31, 2024 and $2.8 billion at December 31, 2023.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.1 billion at March 31, 2024, compared to $1.2 billion at December 31, 2023. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

At March 31, 2024, estimated uninsured/uncollateralized deposits totaled $3.5 billion, or 29% of total deposits, compared to $3.8 billion, or 31% of total deposits, at December 31, 2023. The decrease in estimated uninsured deposits was the result of an increase in reciprocal deposits and accounts that qualify for pass-through insurance.

The total cost of deposits was 2.13% for the current quarter, compared to 2.03% for the linked quarter.

Shareholders’ Equity

Shareholders’ equity totaled $1.7 billion at March 31, 2024, an increase of $15.7 million from December 31, 2023. Significant activity during the first three months of 2024 was as follows:

•Increase from net income of $40.4 million,
•Decrease in fair value of securities and cash flow hedges of $14.4 million, and
•Decrease from dividends paid on common and preferred stock of $10.3 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $369.4 million at March 31, 2024 and $433.0 million at December 31, 2023. Investment securities are another important tool in liquidity planning. Securities totaled $2.4 billion at both March 31, 2024 and December 31, 2023, and included $1.2 billion and $1.6 billion, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary. The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. SBA loans totaling $23.1 million were sold during the first quarter 2024.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	March 31, 2024
Federal Reserve Bank borrowing capacity	$2,572,380
FHLB borrowing capacity	1,332,877
Unpledged securities	1,133,207
Federal funds lines (6 correspondent banks)	120,000
Cash and interest-bearing deposits	369,420
Holding Company line of credit	25,000
Total	$5,552,884

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at March 31, 2024, the Company could borrow an additional $1.3 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. In the first quarter of 2024, the Company pledged an additional $495 million of loans to the FHLB to increase the borrowing capacity. The Company also has $2.6 billion available from the Federal Reserve Bank under a pledged loan agreement. In the first quarter 2024, the Federal Reserve Bank borrowing capacity declined due to the expiration of the Bank Term Funding Program. On January 24, 2024, the Federal Reserve announced that the program would cease making new loans on March 11, 2024. The Company also has unsecured federal funds lines with six correspondent banks totaling $120 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.9 billion in unused commitments to extend credit as of March 31, 2024. However, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which was available at March 31, 2024. The line of credit has a one-year term and was renewed in February 2024 for an additional one-year term. The proceeds can be used for general corporate purposes. In the first quarter 2024, the Company repaid an $11.4 million term note that matured.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of March 31, 2024, and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	March 31, 2024		December 31, 2023
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.4%	12.1%	11.3%	12.2%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.8%	12.1%	12.7%	12.2%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.3%	13.2%	14.2%	13.2%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.0%	10.5%	11.0%	10.6%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.01%		8.96%

[1] Not a required regulatory capital ratio.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:

The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, estimated insured deposits, tangible book value per common share and the tangible common equity ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
The Company considers its tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, estimated insured deposits, tangible book value per common share and the tangible common equity ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income (GAAP)	$137,728	$140,732	$139,529
Tax-equivalent adjustment	2,040	1,915	2,041
Net interest income - FTE (non-GAAP)	$139,768	$142,647	$141,570
Noninterest income (GAAP)	12,158	25,452	16,898
Less gain on sale of investment securities	—	220	381
Less gain (loss) on sale of other real estate owned	(2)	—	90
Core revenue (non-GAAP)	$151,928	$167,879	$157,997

Noninterest expense (GAAP)	$93,501	$92,603	$80,983
Less FDIC special assessment	625	2,412	—
Less core conversion expense	350	—	—
Less amortization on intangibles	1,047	1,108	1,239
Core noninterest expense (non-GAAP)	$91,479	$89,083	$79,744

Core efficiency ratio (non-GAAP)	60.21%	53.06%	50.47%

Tangible Common Equity, Tangible Book Value per Share, and Tangible Common Equity Ratio

(in thousands, except per share data)	March 31, 2024	December 31, 2023
Shareholders' equity (GAAP)	$1,731,725	$1,716,068
Less preferred stock	71,988	71,988
Less goodwill	365,164	365,164
Less intangible assets	11,271	12,318
Tangible common equity (non-GAAP)	$1,283,302	$1,266,598

Common shares outstanding	37,515	37,416
Tangible book value per share (non-GAAP)	$34.21	$33.85

Total assets (GAAP)	$14,613,338	$14,518,590
Less goodwill	365,164	365,164
Less intangible assets	11,271	12,318
Tangible assets (non-GAAP)	$14,236,903	$14,141,108

Tangible common equity to tangible assets (non-GAAP)	9.01%	8.96%

Return on Average Common Equity and Return on Average Tangible Common Equity (ROATCE)

	Quarter ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Average shareholder’s equity (GAAP)	$1,738,698	$1,652,882	$1,568,451
Less average preferred stock	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164
Less average intangible assets	11,770	12,858	16,247
Average tangible common equity (non-GAAP)	$1,289,776	$1,202,872	$1,115,052

Net income available to common shareholders (GAAP)	$39,463	$43,592	$54,800
FDIC special assessment (after tax)	470	1,814	—
Core conversion expense (after tax)	263	—	—
Net income available to common shareholders adjusted (non-GAAP)	$40,196	$45,406	$54,800

Return on average common equity (GAAP)	9.52%	10.94%	14.85%
Adjusted return on average common equity (non-GAAP)	9.70%	11.40%	14.85%
ROATCE (non-GAAP)	12.31%	14.38%	19.93%
Adjusted ROATCE (non-GAAP)	12.53%	14.98%	19.93%

Return on Average Assets (ROAA)

	Quarter ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Net income (GAAP)	$40,401	$44,529	$55,738
FDIC special assessment (after tax)	470	1,814	—
Core conversion expense (after tax)	263	—	—
Net income adjusted (non-GAAP)	$41,134	$46,343	$55,738

Average assets	$14,556,119	$14,332,804	$13,131,195
ROAA (GAAP)	1.12%	1.23%	1.72%
Adjusted ROAA (non-GAAP)	1.14%	1.28%	1.72%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	Quarter ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Total loans (GAAP)	$11,028,492	$10,884,118	$10,011,918
Less: Guaranteed loans, net	924,633	932,118	963,311
Total adjusted loans (non-GAAP)	$10,103,859	$9,952,000	$9,048,607

ACL on loans	$135,498	$134,771	$138,295
ACL on loans to total loans	1.23%	1.24%	1.38%
ACL on loans to total adjusted loans	1.34%	1.35%	1.53%

Pre-Provision Net Revenue (PPNR)

	Quarter ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income	$137,728	$140,732	$139,529
Noninterest income	12,158	25,452	16,898
FDIC special assessment	625	2,412	—
Core conversion expense	350	—	—
Less gain on sale of investment securities	—	220	381
Less gain (loss) on sale of other real estate owned	(2)	—	90
Less noninterest expense	93,501	92,603	80,983
PPNR (non-GAAP)	$57,362	$75,773	$74,973

Calculation of Estimated Insured Deposits

Quarter ended
($ in thousands)	March 31, 2024
Estimated uninsured deposits per Call Report	$4,062,505
Collateralized/affiliate deposits	(515,439)
Accrued interest on deposits	(5,542)
Adjusted uninsured/uncollateralized deposits	3,541,524
Estimated insured/collateralized deposits	8,712,177
Total deposits	$12,253,701

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

The following table summarizes the expected impact of interest rate shocks on net interest income at March 31, 2024:

Rate Shock	Annual % change in net interest income
+ 300 bp	9.7%
+ 200 bp	6.5%
+ 100 bp	3.3%
- 100 bp	(3.4)%
- 200 bp	(7.2)%
- 300 bp	(11.1)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At March 31, 2024, the Company had derivative contracts to manage interest rate risk, including $350.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $32.1 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

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

The Company had $6.8 billion in variable rate loans at March 31, 2024. Of these loans, $4.4 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.8 billion indexed to the prime rate, $2.8 billion indexed to SOFR, $294.9 million indexed to LIBOR, and $812.9 million indexed to other rates.

At March 31, 2024, the Company’s available-for-sale and held-to-maturity investment securities totaled $1.6 billion and $758.0 million, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At March 31, 2024, net unrealized losses were $165.6 million and $63.6 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2024. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended March 31, 2024, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of April 26, 2024.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer