Form 10-Q
period 2024-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2024-07-26
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024.

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

As of July 24, 2024, the Registrant had 37,367,430 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	Federal Reserve	Federal Reserve Board
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	GDP	Gross Domestic Product
CCB	Capital Conservation Buffer	ICE	The Intercontinental Exchange
CECL	Current Expected Credit Loss	LIBOR	London Interbank Offered Rate
Company	Enterprise Financial Services Corp and Subsidiaries	NIM	Net Interest Margin
CRE	Commercial Real Estate	NM	Not meaningful
EFSC	Enterprise Financial Services Corp and Subsidiaries	SBA	Small Business Administration
Enterprise	Enterprise Financial Services Corp and Subsidiaries	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	We, Us, Our	Enterprise Financial Services Corp and Subsidiaries

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$176,698	$193,275
Federal funds sold	1,710	2,880
Interest-earning deposits	214,367	236,874
Total cash and cash equivalents	392,775	433,029
Interest-earning deposits greater than 90 days	3,265	3,856
Securities available-for-sale	1,615,930	1,618,273
Securities held-to-maturity, net	772,648	750,434
Loans held-for-sale	606	359
Loans	11,000,007	10,884,118
Allowance for credit losses on loans	(139,464)	(134,771)
Total loans, net	10,860,543	10,749,347
Other investments	71,971	66,195
Fixed assets, net	44,831	42,681
Goodwill	365,164	365,164
Intangible assets, net	10,327	12,318
Other assets	477,606	476,934
Total assets	$14,615,666	$14,518,590

Liabilities and Shareholders' Equity
Noninterest-bearing demand accounts	$3,928,308	$3,958,743
Interest-bearing demand accounts	2,951,899	2,950,259
Money market accounts	3,474,278	3,399,280
Savings accounts	565,348	595,175
Certificates of deposit:
Brokered	494,870	482,759
Customer	867,680	790,155
Total deposits	12,282,383	12,176,371
Subordinated debentures and notes	156,265	155,984
FHLB advances	78,000	—
Other borrowings	178,269	297,829
Other liabilities	165,476	172,338
Total liabilities	$12,860,393	$12,802,522

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,343,548 and 37,416,028 shares issued and outstanding	373	374
Additional paid in capital	994,116	995,208
Retained earnings	810,935	749,513
Accumulated other comprehensive loss, net	(122,139)	(101,015)
Total shareholders' equity	1,755,273	1,716,068
Total liabilities and shareholders' equity	$14,615,666	$14,518,590

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans	$189,211	$170,159	$375,775	$322,765
Debt securities:
Taxable	11,765	9,619	23,184	18,905
Nontaxable	5,798	5,659	11,563	11,256
Interest-earning deposits	4,389	2,095	7,958	3,290
Dividends on equity securities	481	365	887	714
Total interest income	211,644	187,897	419,367	356,930
Interest expense:
Deposits	66,374	41,372	130,847	66,033
Subordinated debentures and notes	2,684	2,431	5,168	4,840
FHLB advances	561	1,279	1,590	2,611
Other borrowings	1,496	2,123	3,505	3,225
Total interest expense	71,115	47,205	141,110	76,709
Net interest income	140,529	140,692	278,257	280,221
Provision for credit losses	4,819	6,339	10,575	10,522
Net interest income after provision for credit losses	135,710	134,353	267,682	269,699
Noninterest income:
Deposit service charges	4,542	3,910	8,965	8,038
Wealth management revenue	2,590	2,472	5,134	4,988
Card services revenue	2,497	2,464	4,909	4,802
Tax credit income (loss)	1,874	368	(316)	2,181
Other income	3,991	5,076	8,960	11,179
Total noninterest income	15,494	14,290	27,652	31,188
Noninterest expense:
Employee compensation and benefits	44,524	41,641	89,786	84,144
Deposit costs	21,706	16,980	41,983	29,700
Occupancy	4,197	3,954	8,523	8,015
Data processing	5,339	3,661	9,678	7,371
Professional fees	1,298	1,566	2,733	3,197
Other expense	16,953	18,154	34,815	34,512
Total noninterest expense	94,017	85,956	187,518	166,939

Income before income tax expense	57,187	62,687	107,816	133,948
Income tax expense	11,741	13,560	21,969	29,083
Net income	$45,446	$49,127	$85,847	$104,865
Dividends on preferred stock	937	937	1,875	1,875
Net income available to common shareholders	$44,509	$48,190	$83,972	$102,990

Earnings per common share
Basic	$1.19	$1.29	$2.24	$2.76
Diluted	1.19	1.29	2.24	2.75

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income	$45,446	$49,127	$85,847	$104,865
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	(5,375)	(13,677)	(16,448)	10,301
Reclassification of gain on the sale of available-for-sale securities	—	—	—	(285)
Reclassification of gain on held-to-maturity securities	(619)	(686)	(1,245)	(1,324)
Change in unrealized loss on cash flow hedges	(1,175)	(3,338)	(4,117)	(2,063)
Reclassification of loss on cash flow hedges	421	211	686	238
Total other comprehensive income (loss), net of tax	(6,748)	(17,490)	(21,124)	6,867
Total comprehensive income	$38,698	$31,637	$64,723	$111,732

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2024
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2024	75	$71,988	37,515	$375	$995,969	$778,784	$(115,391)	$1,731,725
Net income	—	—	—	—	—	45,446	—	45,446
Other comprehensive loss	—	—	—	—	—	—	(6,748)	(6,748)
Common stock dividends ($0.26 per share)	—	—	—	—	—	(9,728)	—	(9,728)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(937)	—	(937)
Repurchase of common stock	—	—	(225)	(2)	(5,994)	(2,600)	—	(8,596)
Issuance under equity compensation plans, net	—	—	54	—	1,502	(30)	—	1,472
Share-based compensation	—	—	—	—	2,639	—	—	2,639
Balance at June 30, 2024	75	$71,988	37,344	$373	$994,116	$810,935	$(122,139)	$1,755,273

Balance at December 31, 2023	75	$71,988	37,416	$374	$995,208	$749,513	$(101,015)	$1,716,068
Net income	—	—	—	—	—	85,847	—	85,847
Other comprehensive loss	—	—	—	—	—	—	(21,124)	(21,124)
Common stock dividends ($0.51 per share)	—	—	—	—	—	(19,106)	—	(19,106)
Preferred stock dividends ($25.00 per share)	—	—	—	—	—	(1,875)	—	(1,875)
Repurchase of common stock	—	—	(225)	(2)	(5,994)	(2,600)	—	(8,596)
Issuance under equity compensation plans, net	—	—	153	1	(112)	(844)	—	(955)
Share-based compensation	—	—	—	—	5,014	—	—	5,014
Balance at June 30, 2024	75	$71,988	37,344	$373	$994,116	$810,935	$(122,139)	$1,755,273

Three and six months ended, June 30, 2023
	Preferred		Common
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2023	75	$71,988	37,311	$373	$984,281	$642,153	$(105,975)	$1,592,820
Net income	—	—	—	—	—	49,127	—	49,127
Other comprehensive income	—	—	—	—	—	—	(17,490)	(17,490)
Common stock dividends ($0.25 per share)	—	—	—	—	—	(9,340)	—	(9,340)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(937)	—	(937)
Issuance under equity compensation plans, net	—	—	48	1	1,409	(22)	—	1,388
Share-based compensation	—	—	—	—	2,665	—	—	2,665
Balance at June 30, 2023	75	$71,988	37,359	$374	$988,355	$680,981	$(123,465)	$1,618,233

Balance at December 31, 2022	75	$71,988	37,253	$373	$982,660	$597,574	$(130,332)	$1,522,263
Net income	—	—	—	—	—	104,865	—	104,865
Other comprehensive income	—	—	—	—	—	—	6,867	6,867
Common stock dividends ($0.50 per share)	—	—	—	—	—	(18,668)	—	(18,668)
Preferred stock dividends ($25.00 per share)	—	—	—	—	—	(1,875)	—	(1,875)
Issuance under equity compensation plans, net	—	—	106	1	561	(915)	—	(353)
Share-based compensation	—	—	—	—	5,134	—	—	5,134
Balance at June 30, 2023	75	$71,988	37,359	$374	$988,355	$680,981	$(123,465)	$1,618,233

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
($ in thousands)	2024	2023
Cash flows from operating activities:
Net income	$85,847	$104,865
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,591	2,547
Provision for credit losses	10,575	10,522
Deferred income taxes	939	776
Net amortization of discount/premiums on debt securities	2,056	2,039
Net amortization on loan discount/premiums	1,004	2,108
Amortization of intangible assets	1,991	2,375
Amortization of servicing assets	606	1,006
Mortgage loans originated-for-sale	(14,177)	(9,578)
Proceeds from mortgage loans sold	14,017	10,279
Loss (gain) on:
Sale of investment securities	—	(381)
Sale of SBA loans	(1,415)	(501)
Sale of other real estate	2	(188)
Sale of fixed assets	—	10
Sale of state tax credits	(769)	(215)
Share-based compensation	5,014	5,134
Net change in other assets and liabilities	(1,884)	8,988
Net cash provided by operating activities	106,397	139,786
Cash flows from investing activities:
Net increase in loans	(150,911)	(789,370)
Proceeds received from:
Sale of debt securities, available-for-sale	—	28,741
Paydown or maturity of debt securities, available-for-sale	107,671	119,794
Paydown or maturity of debt securities, held-to-maturity	3,471	3,623
Redemption of other investments	50,387	75,843
Sale of SBA loans	25,090	9,502
Sale of state tax credits held for sale	4,319	1,225
Sale of other real estate	207	457
Sale of fixed assets	—	43
Payments for the purchase of:
Available-for-sale debt securities	(127,647)	(154,787)
Held-to-maturity debt securities	(28,480)	(21,146)
Other investments	(57,134)	(76,454)
State tax credits held for sale	(2,803)	(75)
Fixed assets	(4,741)	(1,603)
Net cash used in investing activities	(180,571)	(804,207)

	Six months ended June 30,
($ in thousands)	2024	2023
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(30,435)	(762,171)
Net increase in interest-bearing deposit accounts	136,447	1,552,881
Net increase in FHLB advances	78,000	50,000
Repayments of notes payable	(11,429)	(2,857)
Net decrease in other borrowings	(108,131)	(121,872)
Repurchase of common stock	(8,596)	—
Cash dividends paid on common stock	(19,106)	(18,668)
Cash dividends paid on preferred stock	(1,875)	(1,875)
Other	(955)	(353)
Net cash provided by financing activities	33,920	695,085
Net increase (decrease) in cash and cash equivalents	(40,254)	30,664
Cash and cash equivalents, beginning of period	433,029	291,359
Cash and cash equivalents, end of period	$392,775	$322,023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$142,563	$74,691
Income taxes	14,401	21,703
Noncash investing and financing transactions:
Transfer to other bank owned assets	3,219	—
Right-of-use assets obtained in exchange for lease obligations	985	3,137

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the condensed consolidated financial statements are summarized below:

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers primarily located in Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico, and SBA loan and deposit productions offices throughout the country through its banking subsidiary, Enterprise Bank & Trust.

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

FASB ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 was issued in March 2023 to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, instead of only low-

income-housing tax credit (“LIHTC”) structures. This amendment also eliminates certain LIHTC-specific guidance aligning the accounting with other equity investments in tax credit structures. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of ASU 2023-02 did not have a material effect on the consolidated financial statements.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$44,509	$48,190	$83,972	$102,990

Weighted average common shares outstanding	37,485	37,347	37,488	37,326
Additional dilutive common stock equivalents	55	148	76	185
Weighted average diluted common shares outstanding	37,540	37,495	37,564	37,511

Basic earnings per common share:	$1.19	$1.29	$2.24	$2.76
Diluted earnings per common share:	1.19	1.29	2.24	2.75

For the three and six months ended June 30, 2024, common stock equivalents of approximately 634,000 and 621,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 462,000 and 411,000 common stock equivalents excluded in the three and six months ended June 30, 2023, respectively.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	June 30, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$322,502	$129	$(19,675)	$302,956
Obligations of states and political subdivisions	494,340	3	(86,102)	408,241
Agency mortgage-backed securities	782,236	385	(63,613)	719,008
U.S. Treasury bills	180,836	2	(2,943)	177,895
Corporate debt securities	8,750	—	(920)	7,830
Total securities available for sale	$1,788,664	$519	$(173,253)	$1,615,930
Held-to-maturity securities:
Obligations of states and political subdivisions	$599,916	$3,250	$(57,686)	$545,480
Agency mortgage-backed securities	50,226	—	(5,630)	44,596
Corporate debt securities	122,820	243	(9,619)	113,444
Total securities held-to-maturity	$772,962	$3,493	$(72,935)	$703,520
Allowance for credit losses	(314)
Total securities held-to-maturity, net	$772,648

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$316,511	$303	$(20,368)	$296,446
Obligations of states and political subdivisions	500,881	57	(68,767)	432,171
Agency mortgage-backed securities	758,283	1,181	(59,083)	700,381
U.S. Treasury Bills	184,709	62	(3,070)	181,701
Corporate debt securities	8,750	—	(1,176)	7,574
Total securities available for sale	$1,769,134	$1,603	$(152,464)	$1,618,273
Held-to-maturity securities:
Obligations of states and political subdivisions	$575,699	$7,078	$(47,461)	$535,316
Agency mortgage-backed securities	52,100	—	(5,424)	46,676
Corporate debt securities	123,420	216	(8,981)	114,655
Total securities held to maturity	$751,219	$7,294	$(61,866)	$696,647
Allowance for credit losses	(785)
Total securities held-to-maturity, net	$750,434

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $12.5 million and $14.1 million at June 30, 2024 and December 31, 2023, respectively. Such amounts are amortized over the remaining life of the securities.

At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.2 billion and $1.6 billion at June 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve Bank.

The amortized cost and estimated fair value of debt securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately four years.

	Available for sale		Held to maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$168,521	$166,950	$5,322	$5,205
Due after one year through five years	293,374	275,862	124,793	115,538
Due after five years through ten years	182,181	156,953	159,925	154,200
Due after ten years	362,352	297,157	432,696	383,981
Agency mortgage-backed securities	782,236	719,008	50,226	44,596
	$1,788,664	$1,615,930	$772,962	$703,520

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	June 30, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$20,179	$85	$259,528	$19,590	$279,707	$19,675
Obligations of states and political subdivisions	1,905	32	405,833	86,070	407,738	$86,102
Agency mortgage-backed securities	124,783	1,207	533,940	62,406	658,723	$63,613
U.S. Treasury bills	61,914	134	95,914	2,809	157,828	$2,943
Corporate debt securities	—	—	7,830	920	7,830	$920
	$208,781	$1,458	$1,303,045	$171,795	$1,511,826	$173,253

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$25,886	$85	$247,027	$20,283	$272,913	$20,368
Obligations of states and political subdivisions	1,168	163	428,171	68,604	429,339	68,767
Agency mortgage-backed securities	58,249	417	540,032	58,666	598,281	59,083
U.S. Treasury bills	41,857	49	103,588	3,021	145,445	3,070
Corporate debt securities	—	—	7,574	1,176	7,574	1,176
	$127,160	$714	$1,326,392	$151,750	$1,453,552	$152,464

The unrealized losses at both June 30, 2024 and December 31, 2023 were attributable primarily to changes in market interest rates after the securities were purchased. At each of June 30, 2024 and December 31, 2023, the Company did not have an allowance for credit losses on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $6.9 million and $6.5 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.3 million at June 30, 2024 and $0.8 million at December 31, 2023.

There were no sales of available-for-sale securities during neither the three and six months ended June 30, 2024, nor the three months ended June 30, 2023. The Company sold $28.4 million of available-for-sale securities during the six months ended June 30, 2023 for a gain of $0.4 million.

Other Investments

At June 30, 2024 and December 31, 2023, other investments totaled $72.0 million and $66.2 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $12.2 million at June 30, 2024 and $7.8 million at December 31, 2023 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$4,622,028	$4,674,056
Real estate:
Commercial - investor owned	2,468,895	2,452,402
Commercial - owner occupied	2,380,957	2,344,117
Construction and land development	893,776	760,122
Residential	351,588	371,995
Total real estate loans	6,095,216	5,928,636
Other	285,149	285,653
Loans, before unearned loan fees	11,002,393	10,888,345
Unearned loan fees, net	(2,386)	(4,227)
Loans, including unearned loan fees	$11,000,007	$10,884,118

The loan balance includes a net premium on acquired loans of $9.2 million and $9.6 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, loans and securities of $5.5 billion and $4.8 billion, respectively, were pledged to FHLB and the Federal Reserve Bank.

Accrued interest totaled $70.1 million and $66.7 million at June 30, 2024 and December 31, 2023, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

SBA 7(a) guaranteed loans sold during the six months ended June 30, 2024 totaled $23.1 million, resulting in a gain on sale of $1.4 million. SBA 7(a) guaranteed loans sold during the six months ended June 30, 2023 totaled $8.8 million, resulting in a gain on sale of $0.5 million. There were no sales in the three months ended June 30, 2024 and 2023, respectively.

No consumer mortgage loans secured by residential real estate were in the process of foreclosure at June 30, 2024, compared to $1.0 million at December 31, 2023.

A summary of the activity, by loan category, in the ACL on loans for the three and six months ended June 30, 2024 and 2023 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2024	$58,714	$31,196	$24,807	$9,825	$6,479	$4,477	$135,498
Provision (benefit) for credit losses	1,808	724	1,253	1,655	(1,087)	218	4,571
Charge-offs	(556)	(17)	(1,755)	—	(244)	(158)	(2,730)
Recoveries	1,512	—	11	24	440	138	2,125
Balance at June 30, 2024	$61,478	$31,903	$24,316	$11,504	$5,588	$4,675	$139,464

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2023	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771
Provision (benefit) for credit losses	6,786	864	2,753	1,276	(681)	164	11,162
Charge-offs	(5,909)	(322)	(1,867)	—	(741)	(541)	(9,380)
Recoveries	1,715	81	25	30	868	192	2,911
Balance at June 30, 2024	$61,478	$31,903	$24,316	$11,504	$5,588	$4,675	$139,464

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2023	$59,149	$36,266	$22,328	$8,889	$6,997	$4,666	$138,295
Provision (benefit) for credit losses	3,857	(2,420)	299	3,898	618	(255)	5,997
Charge-offs	(3,289)	(7)	—	—	(421)	(251)	(3,968)
Recoveries	601	37	73	8	227	49	995
Balance at June 30, 2023	$60,318	$33,876	$22,700	$12,795	$7,421	$4,209	$141,319

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2022	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	8,940	(2,198)	(141)	1,320	(533)	(292)	7,096
Charge-offs	(3,996)	(177)	—	(9)	(523)	(443)	(5,148)
Recoveries	1,539	60	89	40	549	162	2,439
Balance at June 30, 2023	$60,318	$33,876	$22,700	$12,795	$7,421	$4,209	$141,319

The ACL on sponsor finance loans, which is included in the categories above, represented $19.9 million and $23.0 million, respectively, as of June 30, 2024 and December 31, 2023.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $14.6 million to the ACL on loans over the baseline model at June 30, 2024. The baseline forecast incorporates an expectation that the federal funds rate has peaked at the range of 5.25% to 5.50% and will begin falling in the latter half of 2024. It is also assumed that the bank failures in early 2023 were not an indication of a broader problem in the industry. The Company has also recognized various risks posed by loans in certain segments, including the commercial office and agricultural sectors, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation, tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the CECL model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At June 30, 2024, the ACL on loans included a qualitative adjustment of approximately $42.2 million. Of this amount, approximately $12.6 million was allocated to Sponsor Finance loans due to their mostly unsecured nature.

The current year-to-date gross charge-offs by loan class and year of origination is presented in the following tables:

	June 30, 2024
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$2	$1,414	$—	$66	$768	$—	$3,544	$5,794
Real estate:
Commercial - investor owned	—	—	160	—	145	—	—	305
Commercial - owner occupied	—	41	214	10	1,602	—	—	1,867
Residential	—	94	—	—	425	202	20	741
Other	—	—	58	—	80	101	—	239
Total charge-offs by origination year	$2	$1,549	$432	$76	$3,020	$303	$3,564	$8,946
Total gross charge-offs by performing status								417
Total gross charge-offs								$9,363

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$600	$2,999	$1,940	$2,539	$—	$—	$12,533	$15,178	$35,789
Real estate:
Commercial - investor owned	—	—	170	—	4,692	7	—	—	4,869
Construction and land development	—	—	—	—	—	9	—	—	9
Residential	—	—	—	—	—	480	176	—	656
Other	—	3	459	—	—	319	12	—	793
Total charge-offs by origination year	$600	$3,002	$2,569	$2,539	$4,692	$815	$12,721	$15,178	$42,116
Total gross charge-offs by performing status									1,099
Total gross charge-offs									$43,215

The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	June 30, 2024
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$6,978	$364	$7,342	$335
Real estate:
Commercial - investor owned	18,417	—	18,417	961
Commercial - owner occupied	11,404	945	12,349	7,135
Construction and land development	1,268	—	1,268	527
Other	—	8	8	—
Total	$38,067	$1,317	$39,384	$8,958

	December 31, 2023
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$7,641	$115	$7,756	$6,179
Real estate:
Commercial - investor owned	20,404	—	20,404	19,466
Commercial - owner occupied	12,972	363	13,335	9,010
Construction and land development	1,205	64	1,269	464
Residential	959	—	959	959
Other	—	5	5	—
Total	$43,181	$547	$43,728	$36,078

The nonperforming loan balances at June 30, 2024 and December 31, 2023 exclude government guaranteed balances of $12.9 million and $10.7 million respectively.

Interest income recognized on nonaccrual loans was immaterial during the three and six months ended June 30, 2024 and 2023.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	June 30, 2024
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$653	$—	$—	$4,018
Real estate:
Commercial - investor owned	18,417	—	—	—
Commercial - owner occupied	4,943	1,511	3,468	—
Construction and land development	—	741	—	—
Total	$24,013	$2,252	$3,468	$4,018

	December 31, 2023
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$527	$1,864	$344	$3,445
Real estate:
Commercial - investor owned	19,467	—	—	—
Commercial - owner occupied	5,904	1,638	1,831	—
Construction and land development	528	741	—	—
Residential	—	959	—	—
Total	$26,426	$5,202	$2,175	$3,445

The aging of the recorded investment in past due loans by class and category is presented as of the dates indicated.

	June 30, 2024
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$9,192	$9,238	$18,430	$4,603,598	$4,622,028
Real estate:
Commercial - investor owned	245	17,455	17,700	2,451,195	2,468,895
Commercial - owner occupied	17,058	17,671	34,729	2,346,228	2,380,957
Construction and land development	2,750	2,648	5,398	888,378	893,776
Residential	461	—	461	351,127	351,588
Other	26	8	34	285,115	285,149
Loans, before unearned loan fees	$29,732	$47,020	$76,752	$10,925,641	$11,002,393
Unearned loan fees, net					(2,386)
Total					$11,000,007

	December 31, 2023
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,445	$9,037	$12,482	$4,661,574	$4,674,056
Real estate:
Commercial - investor owned	1,905	18,395	20,300	2,432,102	2,452,402
Commercial - owner occupied	8,409	14,142	22,551	2,321,566	2,344,117
Construction and land development	770	1,908	2,678	757,444	760,122
Residential	1,620	959	2,579	369,416	371,995
Other	82	4	86	285,567	285,653
Loans, before unearned loan fees	$16,231	$44,445	$60,676	$10,827,669	$10,888,345
Unearned loan fees, net					(4,227)
Total					$10,884,118

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

The following tables show the recorded investment at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
	Three months ended
($ in thousands)	June 30, 2024	Percent of Total Loan Class
Commercial and industrial	$5,619	0.12%

	Term Extension		Payment Delay		Total
	Six months ended		Six months ended		Six months ended
($ in thousands)	June 30, 2024	Percent of Total Loan Class	June 30, 2024	Percent of Total Loan Class	June 30, 2024	Percent of Total Loan Class
Commercial and industrial	$50,260	1.09%	$567	0.01%	$50,827	1.10%
Real estate:
Commercial - investor owned	8,409	0.34%	—	—%	8,409	0.34%
Commercial - owner occupied	94	NM	—	—%	94	NM
Residential	7,644	2.17%	—	—%	7,644	2.17%
Total	$66,407		$567		$66,974

	Term Extension
	Three months ended		Six months ended
(in thousands)	June 30, 2023	Percent of Total Loan Class	June 30, 2023	Percent of Total Loan Class
Commercial and industrial	$6,533	0.15%	$27,690	0.63%
Real estate:
Commercial - owner occupied	95	—%	95	—%
Construction and land development	396	0.06%	1,138	0.17%
Residential	74	0.02%	74	0.02%
Total	$7,098		$28,997

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Weighted Average Term Extension (in months)	Weighted Average Term Extension (in months)	Payment Delay
	Three months ended	Six months ended
($ in thousands)	June 30, 2024	June 30, 2024
Commercial and industrial	7	4	$85
Real estate:
Commercial - investor owned	—	3	—
Commercial - owner occupied	—	3	—
Residential	—	12	—

	Weighted Average Term Extension (in months)
	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Commercial and industrial	5	6
Real estate:
Commercial - owner occupied	3	3
Construction and land development	6	8
Residential	5	5

The following table shows the aging of the recorded investment in modified loans in the last 12 months by class at the date indicated:

	June 30, 2024
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$44,450	$500	$—	$44,950
Real estate:
Commercial - owner occupied	—	92	—	92
Construction and land development	—	—	741	741
Residential	94	72	—	166
Total	$44,544	$664	$741	$45,949

	June 30, 2023
($ in thousands)	Current	90 or More Days Past Due	Total
Commercial and industrial	$27,029	$661	$27,690
Real estate:
Commercial - owner occupied	95	—	95
Construction and land development	1,138	—	1,138
Residential	74	—	74
Total	$28,336	$661	$28,997

The following table summarizes loans that experienced a default during the six months ended June 30, 2024, subsequent to being granted a modification in the preceding twelve months. All of these loans were charged off during the preceding period. There were no loans that experienced a default during the three months ended June 30, 2024, subsequent to being granted a modification in the preceding twelve months.

	Term Extension
	Six months ended
($ in thousands)	June 30, 2024	Percent of Total Loan Class
Commercial and industrial	$1,000	0.02%
Real estate:
Construction and land development	1,748	0.20%
Other	4	NM
Total	$2,752

As of June 30, 2023, commercial and industrial loans totaling $0.7 million experienced a default subsequent to being granted a term extension modification in the prior twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off.

As of June 30, 2024, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	June 30, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$806,687	$1,263,986	$732,677	$248,485	$145,095	$104,330	$14,802	$1,037,021	$4,353,083
Special Mention (7)	15,953	47,110	24,119	2,483	334	767	366	66,698	157,830
Classified (8-9)	20,159	4,402	10,919	1,876	112	293	4,047	40,023	81,831
Total Commercial and industrial	$842,799	$1,315,498	$767,715	$252,844	$145,541	$105,390	$19,215	$1,143,742	$4,592,744

Commercial real estate-investor owned
Pass (1-6)	$204,356	$467,322	$508,800	$469,794	$292,377	$348,941	$6,476	$48,289	$2,346,355
Special Mention (7)	774	4,842	12,258	52,169	3,519	7,447	—	1,998	83,007
Classified (8-9)	—	—	276	42	16,336	4,695	—	—	21,349
Total Commercial real estate-investor owned	$205,130	$472,164	$521,334	$522,005	$312,232	$361,083	$6,476	$50,287	$2,450,711

Commercial real estate-owner occupied
Pass (1-6)	$192,817	$408,883	$461,485	$445,101	$270,500	$426,480	$4,595	$31,631	$2,241,492
Special Mention (7)	7,412	8,255	5,206	13,226	9,541	19,780	—	1,717	65,137
Classified (8-9)	1,175	3,869	3,881	3,291	3,384	34,860	3,560	—	54,020
Total Commercial real estate-owner occupied	$201,404	$421,007	$470,572	$461,618	$283,425	$481,120	$8,155	$33,348	$2,360,649

Construction real estate
Pass (1-6)	$240,582	$226,597	$289,506	$83,531	$30,767	$4,233	$8	$4,562	$879,786
Special Mention (7)	10,485	38	1,043	300	—	226	—	—	12,092
Classified (8-9)	—	741	578	—	—	475	—	—	1,794
Total Construction real estate	$251,067	$227,376	$291,127	$83,831	$30,767	$4,934	$8	$4,562	$893,672

Residential real estate
Pass (1-6)	$14,804	$52,575	$37,717	$47,372	$29,351	$86,968	$2,125	$73,827	$344,739
Special Mention (7)	1,404	43	834	—	68	1,289	150	670	4,458
Classified (8-9)	—	94	111	—	—	1,691	72	108	2,076
Total residential real estate	$16,208	$52,712	$38,662	$47,372	$29,419	$89,948	$2,347	$74,605	$351,273

Other
Pass (1-6)	$6,630	$6,887	$54,931	$62,290	$51,609	$29,192	$4	$38,059	$249,602
Special Mention (7)	—	3,721	—	10,000	—	1,151	—	10,197	25,069
Classified (8-9)	—	—	—	—	—	6	—	—	6
Total Other	$6,630	$10,608	$54,931	$72,290	$51,609	$30,349	$4	$48,256	$274,677

Total loans classified by risk category	$1,523,238	$2,499,365	$2,144,341	$1,439,960	$852,993	$1,072,824	$36,205	$1,354,800	$10,923,726
Total loans classified by performing status									76,281
Total loans									$11,000,007

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,567,738	$1,052,462	$345,292	$194,972	$123,425	$71,205	$12,163	$1,108,233	$4,475,490
Special Mention (7)	52,523	6,845	8,597	544	453	242	272	19,590	89,066
Classified (8-9)	12,824	19,306	1,833	812	339	363	508	45,830	81,815
Total Commercial and industrial	$1,633,085	$1,078,613	$355,722	$196,328	$124,217	$71,810	$12,943	$1,173,653	$4,646,371

Commercial real estate-investor owned
Pass (1-6)	$495,131	$544,223	$492,974	$323,175	$165,343	$236,914	$5,222	$51,413	$2,314,395
Special Mention (7)	3,626	22,725	51,851	1,657	164	5,526	—	—	85,549
Classified (8-9)	9,411	1,034	43	15,838	2,831	4,919	48	—	34,124
Total Commercial real estate-investor owned	$508,168	$567,982	$544,868	$340,670	$168,338	$247,359	$5,270	$51,413	$2,434,068

Commercial real estate-owner occupied
Pass (1-6)	$407,901	$486,701	$489,589	$301,399	$183,872	$313,474	$5,083	$30,036	$2,218,055
Special Mention (7)	13,739	2,521	4,652	10,492	5,439	15,833	—	1,493	54,169
Classified (8-9)	3,389	3,413	2,247	3,181	8,878	24,857	5,056	—	51,021
Total Commercial real estate-owner occupied	$425,029	$492,635	$496,488	$315,072	$198,189	$354,164	$10,139	$31,529	$2,323,245

Construction real estate
Pass (1-6)	$292,689	$325,010	$96,426	$30,956	$1,413	$3,408	$10	$3,700	$753,612
Special Mention (7)	42	2,958	1,046	210	123	114	—	—	4,493
Classified (8-9)	1,137	704	—	—	13	466	—	—	2,320
Total Construction real estate	$293,868	$328,672	$97,472	$31,166	$1,549	$3,988	$10	$3,700	$760,425

Residential real estate
Pass (1-6)	$59,259	$41,956	$51,436	$30,713	$17,793	$77,327	$1,464	$78,351	$358,299
Special Mention (7)	322	—	—	—	75	1,801	—	614	2,812
Classified (8-9)	127	1,073	69	—	30	1,492	74	7,500	10,365
Total residential real estate	$59,708	$43,029	$51,505	$30,713	$17,898	$80,620	$1,538	$86,465	$371,476

Other
Pass (1-6)	$10,071	$55,923	$67,766	$53,569	$9,382	$19,657	$7	$28,464	$244,839
Special Mention (7)	—	—	14,472	—	—	—	—	11,645	26,117
Classified (8-9)	—	—	—	—	—	8	—	—	8
Total Other	$10,071	$55,923	$82,238	$53,569	$9,382	$19,665	$7	$40,109	$270,964

Total loans classified by risk category	$2,929,929	$2,566,854	$1,628,293	$967,518	$519,573	$777,606	$29,907	$1,386,869	$10,806,549
Total loans classified by performing status									77,569
Total loans									$10,884,118

In the tables above, loan originations in 2024 and 2023 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	June 30, 2024
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,665	$39	$26,704
Real estate:
Commercial - investor owned	17,530	—	17,530
Commercial - owner occupied	27,861	—	27,861
Residential	661	—	661
Other	3,517	8	3,525
Total	$76,234	$47	$76,281

	December 31, 2023
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,076	$112	$26,188
Real estate:
Commercial - investor owned	17,885	—	17,885
Commercial - owner occupied	28,373	—	28,373
Residential	712	—	712
Other	4,406	5	4,411
Total	$77,452	$117	$77,569

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

The contractual amounts of significant off-balance-sheet financial instruments are as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$2,675,628	$2,937,760
Letters of credit	123,983	107,082

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2024 and December 31, 2023, $182.8 million and $191.6 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $5.9 million and $6.6 million for estimated losses attributable to the unadvanced commitments at June 30, 2024 and December 31, 2023, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2024, the approximate remaining terms of standby letters of credit range from 1 month to 9 years.

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

For hedges of variable-rate liabilities, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has executed a series of cash flow hedges to fix the effective interest rate for payments due on $32.1 million of junior subordinated debentures to a weighted-average-fixed rate of 2.64%.

Select terms of the hedges are as follows:

($ in thousands)
Notional	Fixed Rate	Maturity Date
$18,558	2.64%	March 15, 2026
$13,506	2.64%	March 17, 2026

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates $0.8 million will be reclassified as a decrease to interest expense and $2.3 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	$282,064	$211,962	$1,181	$1,389	$3,501	$233
Interest rate collar	100,000	100,000	—	514	572	—
Total	$382,064	$311,962	$1,181	$1,903	$4,073	$233

Derivatives not designated as hedging instruments
Interest rate swaps	$746,534	$779,152	$17,094	$15,886	$17,114	$15,951

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

As of June 30, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$18,275	$—	$18,275	$4,368	$13,907	$—

Liabilities:
Interest rate swaps	$20,615	$—	$20,615	$4,368	$—	$16,247
Interest rate collar	572	—	572	—	—	572
Securities sold under agreements to repurchase	142,066	—	142,066	—	142,066	—

As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$17,275	$—	$17,275	$1,105	$16,170	$—
Interest rate collar	514	—	514	—	—	514

Liabilities:
Interest rate swaps	$16,184	$—	$16,184	$1,105	$—	$15,079
Securities sold under agreements to repurchase	250,197	—	250,197	—	250,197	—

As of June 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest, was $17.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2024
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$302,956	$—	$302,956
Obligations of states and political subdivisions	—	408,241	—	408,241
Agency mortgage-backed securities	—	719,008	—	719,008
Corporate debt securities	—	7,830	—	7,830
U.S. Treasury bills	—	177,895	—	177,895
Total securities available for sale	—	1,615,930	—	1,615,930
Other investments	—	2,906	—	2,906
Derivatives	—	18,275	—	18,275
Total assets	$—	$1,637,111	$—	$1,637,111

Liabilities
Derivatives	$—	$21,187	$—	$21,187
Total liabilities	$—	$21,187	$—	$21,187

	December 31, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$296,446	$—	$296,446
Obligations of states and political subdivisions	—	432,171	—	432,171
Agency mortgage-backed securities	—	700,381	—	700,381
Corporate debt securities	—	181,701	—	181,701
U.S. Treasury bills	—	7,574	—	7,574
Total securities available-for-sale	—	1,618,273	—	1,618,273
Other investments	—	2,941	—	2,941
Derivative financial instruments	—	17,789	—	17,789
Total assets	$—	$1,639,003	$—	$1,639,003

Liabilities
Derivatives	$—	$16,184	$—	$16,184
Total liabilities	$—	$16,184	$—	$16,184

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	June 30, 2024
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$3,544	$—	$—	$3,544
Other real estate	3,219	—	—	3,219
Total	$6,763	$—	$—	$6,763

	December 31, 2023
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$5,138	$—	$—	$5,138
Other real estate	5,736	—	—	5,736
Total	$10,874	$—	$—	$10,874

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	June 30, 2024			December 31, 2023
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$772,648	$703,520	Level 2	$750,434	$696,647	Level 2
Other investments	69,065	69,065	Level 2	63,255	63,255	Level 2
Loans held-for-sale	606	606	Level 2	359	359	Level 2
Loans, net	10,860,543	10,601,848	Level 3	10,749,347	10,392,551	Level 3
State tax credits, held-for-sale	21,197	22,491	Level 3	22,115	23,897	Level 3
Servicing asset	2,742	4,075	Level 2	2,861	3,799	Level 2

Balance sheet liabilities
Certificates of deposit	$1,362,550	$1,361,271	Level 3	$1,272,914	$1,265,905	Level 3
Subordinated debentures and notes	156,265	154,781	Level 2	155,984	154,354	Level 2
FHLB advances	78,000	78,000	Level 2	—	—	Level 2
Other borrowings	178,269	157,918	Level 2	297,829	274,658	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, March 31, 2024	$(123,917)	$9,954	$(1,428)	$(115,391)
Net change	(5,375)	(619)	(754)	(6,748)
Balance, June 30, 2024	$(129,292)	$9,335	$(2,182)	$(122,139)

Balance, March 31, 2023	$(120,856)	$12,547	$2,334	$(105,975)
Net change	(13,677)	(686)	(3,127)	(17,490)
Balance, June 30, 2023	$(134,533)	$11,861	$(793)	$(123,465)

Six months ended
($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)
Net change	(16,448)	(1,245)	(3,431)	(21,124)
Balance, June 30, 2024	$(129,292)	$9,335	$(2,182)	$(122,139)

Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	10,016	(1,324)	(1,825)	6,867
Balance, June 30, 2023	$(134,533)	$11,861	$(793)	$(123,465)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended June 30,
	2024			2023
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized loss on available-for-sale securities	$(7,148)	$(1,773)	$(5,375)	$(18,285)	$(4,608)	$(13,677)
Reclassification of gain on held-to-maturity securities(a)	(823)	(204)	(619)	(918)	(232)	(686)
Change in unrealized loss on cash flow hedges	(1,563)	(388)	(1,175)	(4,463)	(1,125)	(3,338)
Reclassification of loss on cash flow hedges(b)	560	139	421	282	71	211
Total other comprehensive loss	$(8,974)	$(2,226)	$(6,748)	$(23,384)	$(5,894)	$(17,490)

	Six months ended June 30,
	2024			2023
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$(21,872)	$(5,424)	$(16,448)	$13,771	$3,470	$10,301
Reclassification of gain on sale of available-for-sale securities(a)	—	—	—	(381)	(96)	(285)
Reclassification of gain on held-to-maturity securities(a)	(1,656)	(411)	(1,245)	(1,770)	(446)	(1,324)
Change in unrealized loss on cash flow hedges	(5,475)	(1,358)	(4,117)	(2,758)	(695)	(2,063)
Reclassification of loss on cash flow hedges(b)	912	226	686	318	80	238
Total other comprehensive gain (loss)	$(28,091)	$(6,967)	$(21,124)	$9,180	$2,313	$6,867

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components that primarily exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Other income:
Bank-owned life insurance	$855	$797	$1,719	$1,588
Community development fees	381	2,077	966	2,672
Gain on SBA loan sales	—	—	1,415	501
Other income	2,755	2,202	4,860	6,418
Total other noninterest income	$3,991	$5,076	$8,960	$11,179

Other expense:
Amortization of intangibles	$944	$1,136	$1,991	$2,375
Banking expenses	2,003	2,292	3,809	4,140
FDIC and other insurance	3,135	2,620	6,742	5,192
Loan, legal expenses	2,316	1,886	4,424	3,790
Outside services	1,535	1,612	3,199	3,157
Other expenses	7,020	8,608	14,650	15,858
Total other noninterest expenses	$16,953	$18,154	$34,815	$34,512

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2024 compared to the financial condition as of December 31, 2023. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended June 30, 2024, compared to the linked first quarter of 2024 (“linked quarter”) and the results of operations, liquidity and cash flows for the six months ended June 30, 2024 compared to the same period in 2023 (“prior year-to-date period”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding prior year-to-date period. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Allowance for Credit Losses on Loans

The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics and are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $139.5 million at June 30, 2024 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $27.8 million. Conversely, the allowance would have increased $47.3 million using only the downside scenario.

Executive Summary

Below are highlights of the Company’s financial performance for the periods indicated.

($ in thousands, except per share data)	Three months ended			Six months ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
EARNINGS
Total interest income	$211,644	$207,723	$187,897	$419,367	$356,930
Total interest expense	71,115	69,995	47,205	141,110	76,709
Net interest income	140,529	137,728	140,692	278,257	280,221
Provision for credit losses	4,819	5,756	6,339	10,575	10,522
Net interest income after provision for credit losses	135,710	131,972	134,353	267,682	269,699
Total noninterest income	15,494	12,158	14,290	27,652	31,188
Total noninterest expense	94,017	93,501	85,956	187,518	166,939
Income before income tax expense	57,187	50,629	62,687	107,816	133,948
Income tax expense	11,741	10,228	13,560	21,969	29,083
Net income	$45,446	$40,401	$49,127	$85,847	$104,865
Preferred dividends	937	938	937	1,875	1,875
Net income available to common shareholders	$44,509	$39,463	$48,190	$83,972	$102,990

Basic earnings per share	$1.19	$1.05	$1.29	$2.24	$2.76
Diluted earnings per share	$1.19	$1.05	$1.29	$2.24	$2.75

Return on average assets	1.25%	1.12%	1.44%	1.18%	1.58%
Adjusted return on average assets[1]	1.27%	1.14%	1.44%	1.21%	1.58%
Return on average common equity	10.68%	9.52%	12.48%	10.10%	13.64%
Adjusted return on average common equity[1]	10.90%	9.70%	12.48%	10.30%	13.64%
Return on average tangible common equity[1]	13.77%	12.31%	16.53%	13.04%	18.18%
Adjusted return on average tangible common equity[1]	14.06%	12.53%	16.53%	13.30%	18.18%
Net interest margin (tax equivalent)	4.19%	4.13%	4.49%	4.16%	4.60%
Efficiency ratio	60.26%	62.38%	55.46%	61.30%	53.61%
Core efficiency ratio[1]	58.09%	60.21%	54.04%	59.13%	52.25%
Book value per common share	$45.08	$44.24	$41.39
Tangible book value per common share[1]	$35.02	$34.21	$31.23

ASSET QUALITY
Net charge-offs	$605	$5,864	$2,973	$6,469	$2,709
Nonperforming loans	39,384	35,642	16,112
Nonaccrual loans	38,067	35,501	15,411
Classified assets	169,822	185,150	108,065
Total assets	14,615,666	14,613,338	13,871,154
Total loans	11,000,007	11,028,492	10,512,623
Classified assets to total assets	1.16%	1.27%	0.78%
Nonperforming loans to total loans	0.36%	0.32%	0.15%
Nonperforming assets to total assets	0.33%	0.30%	0.12%
ACL on loans to total loans	1.27%	1.23%	1.34%
Net charge-offs to average loans (annualized)	0.02%	0.22%	0.12%	0.12%	0.05%

1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•PPNR1 of $63.3 million for the second quarter 2024 and $120.6 million for the six months ended June 30, 2024 increased $5.9 million and decreased $23.3 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter was primarily due to higher noninterest income, primarily tax credit income, and higher net interest income that benefited from higher average loan balances and expanding yields on earning assets. These increases were partially offset by an increase in deposit interest expense. The decrease compared to the prior year-to-date period was primarily due to the higher interest rate environment that increased deposit interest expense and the cost of variable deposit services charges, which are influenced by current market rates.

•Net interest income of $140.5 million for the second quarter 2024 and $278.3 million for the six months ended June 30, 2024 increased $2.8 million and decreased $2.0 million from the linked and prior year-to-date period, respectively. The NIM was 4.19% for the second quarter 2024 and 4.16% for the six months ended June 30, 2024, compared to 4.13% and 4.60% for the linked and prior year-to-date period, respectively. Compared to the linked quarter, net interest income increased due to higher average loan and interest-earning asset balances, along with an increase in the earning-asset yield that expanded more than the cost of interest-bearing liabilities. The decrease from the prior year-to-date period reflects higher interest expense on the deposit portfolio, as lagged deposit rates have increased, partially offset by the benefit of higher market interest rates on interest-earning assets and organic growth.

•Noninterest income of $15.5 million for the second quarter 2024 and $27.7 million for the six months ended June 30, 2024 increased $3.3 million and decreased $3.5 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter was primarily due to an increase in tax credit income on higher activity that was partially offset by an increase in market interest rates that decreased the fair value of certain tax credits. Compared to the prior year-to-date period, the decrease was primarily due to a decrease in tax credit income of $2.5 million. Market interest rates in 2024 have increased more than the same period in 2023. The increase in market rates has had more of an impact on the fair value of certain tax credits in the current year.

•Noninterest expense of $94.0 million for the second quarter 2024 and $187.5 million for the six months ended June 30, 2024 increased $0.5 million and increased $20.6 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter was primarily driven by higher variable deposit costs ($1.4 million) and expenses related to the core system conversion ($0.9 million), partially offset by a decrease in employee compensation ($0.7 million) and the FDIC special assessment ($0.6 million). The increase from the prior year-to-date period was primarily due to variable deposit servicing costs ($12.3 million) and employee compensation ($5.6 million).

Balance sheet highlights:

•Loans – Total loans increased $115.9 million, or 1.06%, to $11.0 billion at June 30, 2024, compared to $10.9 billion at December 31, 2023. Average loans totaled $10.9 billion for the six months ended June 30, 2024 compared to $10.0 billion for the six months ended June 30, 2023.

•Deposits – Total deposits increased $106.0 million, to $12.3 billion at June 30, 2024 from $12.2 billion at December 31, 2023. Total estimated insured deposits1, which includes collateralized deposits, reciprocal deposits and accounts that qualify for pass through insurance, totaled $8.7 billion at June 30, 2024, compared to $8.3 billion at December 31, 2023. Average deposits totaled $12.3 billion for the six months ended June 30, 2024 compared to $11.2 billion for the prior year-to-date period. Noninterest-bearing deposit accounts represented 32.0% of total deposits and the loan to deposit ratio was 89.6% at June 30, 2024, compared to 32.5% and 89.4%, respectively, at December 31, 2023.

•Asset quality – The allowance for credit losses on loans to total loans was 1.27% at June 30, 2024, compared to 1.24% at December 31, 2023 The ratio of nonperforming assets to total assets was 0.33% at June 30, 2024 compared to 0.34% at December 31, 2023. A provision for credit losses of $4.8 million and $10.6 million was recorded in the second quarter of 2024 and the six months ended June 30, 2024, respectively. This compares to $5.8 million in the linked quarter and $10.5 million in the prior year-to-date period.

•Shareholders’ equity – Total shareholders’ equity was $1.76 billion at June 30, 2024, compared to $1.72 billion at December 31, 2023, and the tangible common equity to tangible assets ratio2 was 9.18% at June 30, 2024 compared to 8.96% at December 31, 2023. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” levels at June 30, 2024.

The Company’s board of directors approved a quarterly dividend of $0.27 per common share, payable on September 30, 2024 to shareholders of record as of September 16, 2024. The board of directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) June 15, 2024 to (but excluding) September 15, 2024. The dividend will be payable on September 15, 2024 and will be paid on September 16, 2024 to holders of record of Series A Preferred Stock as of August 30, 2024.

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

	Three months ended June 30,			Three months ended March 31,			Three months ended June 30,
	2024			2024			2023
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$10,962,488	$189,346	6.95%	$10,927,932	$186,703	6.87%	$10,284,873	$170,314	6.64%
Taxable securities	1,417,147	12,246	3.48	1,423,795	11,825	3.34	1,328,891	9,984	3.01
Non-taxable securities[2]	979,372	7,710	3.17	976,776	7,666	3.16	969,104	7,566	3.13
Total securities	2,396,519	19,956	3.35	2,400,571	19,491	3.27	2,297,995	17,550	3.06
Interest-earning deposits	325,452	4,389	5.42	268,068	3,569	5.35	173,785	2,095	4.84
Total interest-earning assets	13,684,459	213,691	6.28	13,596,571	209,763	6.20	12,756,653	189,959	5.97
Noninterest-earning assets	961,922			959,548			915,332
Total assets	$14,646,381			$14,556,119			$13,671,985

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,950,827	$18,801	2.56%	$2,924,276	$18,612	2.56%	$2,509,805	$10,120	1.62%
Money market accounts	3,434,712	31,926	3.74	3,401,802	31,357	3.71	2,920,079	20,499	2.82
Savings accounts	573,115	335	0.24	587,113	303	0.21	686,973	227	0.13
Certificates of deposit	1,412,263	15,312	4.36	1,341,990	14,201	4.26	1,219,500	10,526	3.46
Total interest-bearing deposits	8,370,917	66,374	3.19	8,255,181	64,473	3.14	7,336,357	41,372	2.26
Subordinated debentures and notes	156,188	2,684	6.91	156,046	2,484	6.40	155,632	2,431	6.27
FHLB advances	40,308	561	5.60	73,791	1,029	5.61	98,912	1,279	5.19
Securities sold under agreements to repurchase	158,969	1,401	3.54	204,898	1,804	3.54	162,606	704	1.74
Other borrowings	36,203	95	1.06	42,736	205	1.93	133,770	1,419	4.25
Total interest-bearing liabilities	8,762,585	71,115	3.26	8,732,652	69,995	3.22	7,887,277	47,205	2.40
Noninterest-bearing liabilities:
Demand deposits	3,973,336			3,925,522			4,051,456
Other liabilities	162,220			159,247			111,915
Total liabilities	12,898,141			12,817,421			12,050,648
Shareholders' equity	1,748,240			1,738,698			1,621,337
Total liabilities & shareholders' equity	$14,646,381			$14,556,119			$13,671,985
Net interest income		$142,576			$139,768			$142,754
Net interest spread			3.02%			2.98%			3.57%
Net interest margin			4.19%			4.13%			4.49%

[1] Average balances include nonaccrual loans. Interest income includes loan fees of $2.2 million, $2.4 million, and $3.7 million for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $2.1 million, $2.0 million, and $2.1 million for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively.

	Six months ended
	June 30, 2024			June 30, 2023
($ in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$10,945,211	$376,049	6.91%	$10,041,312	$323,076	6.49%
Taxable securities	1,420,471	24,071	3.41	1,325,951	19,619	2.98
Non-taxable securities[2]	978,074	15,376	3.16	967,298	15,048	3.14
Total securities	2,398,545	39,447	3.31	2,293,249	34,667	3.05
Interest-earning deposits	296,759	7,958	5.39	140,206	3,290	4.73
Total interest-earning assets	13,640,515	423,454	6.24	12,474,767	361,033	5.84
Noninterest-earning assets	960,735			928,317
Total assets	$14,601,250			$13,403,084

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,937,551	$37,413	2.56%	$2,356,708	$16,027	1.37%
Money market accounts	3,418,257	63,283	3.72	2,873,715	35,970	2.52
Savings accounts	580,115	637	0.22	709,490	457	0.13
Certificates of deposit	1,377,126	29,514	4.31	946,527	13,579	2.89
Total interest-bearing deposits	8,313,049	130,847	3.17	6,886,440	66,033	1.93
Subordinated debentures and notes	156,117	5,168	6.66	155,565	4,840	6.27
FHLB advances	57,049	1,590	5.60	104,887	2,611	5.02
Securities sold under agreements to repurchase	181,933	3,205	3.54	188,958	1,453	1.55
Other borrowings	39,470	300	1.53	94,048	1,772	3.80
Total interest-bearing liabilities	8,747,618	141,110	3.24	7,429,898	76,709	2.08
Noninterest-bearing liabilities:
Demand deposits	3,949,429			4,265,521
Other liabilities	160,734			112,625
Total liabilities	12,857,781			11,808,044
Shareholders' equity	1,743,469			1,595,040
Total liabilities & shareholders' equity	$14,601,250			$13,403,084
Net interest income		$282,344			$284,324
Net interest spread			3.00%			3.76%
Net interest margin			4.16%			4.60%

[1] Average balances include nonaccrual loans. Interest income includes loan fees of $4.6 million and $7.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $4.1 million for both the six months ended June 30, 2024 and June 30, 2023, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended June 30, 2024			Six months ended June 30, 2024
	compared to			compared to
	Three months ended March 31, 2024			Six months ended June 30, 2023
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$345	$2,298	$2,643	$30,855	$22,118	$52,973
Taxable securities	211	210	421	1,484	2,968	4,452
Non-taxable securities[3]	22	22	44	219	109	328
Interest-earning deposits	820	—	820	4,112	556	4,668
Total interest-earning assets	$1,398	$2,530	$3,928	$36,670	$25,751	$62,421

Interest paid on:
Interest-bearing demand accounts	$189	$—	$189	$4,731	$16,655	21,386
Money market accounts	569	—	569	7,771	19,542	27,313
Savings accounts	16	16	32	43	137	180
Certificates of deposit	1,111	—	1,111	7,659	8,276	15,935
Subordinated debentures and notes	—	200	200	—	328	328
FHLB advances	(468)	—	(468)	(822)	(199)	(1,021)
Securities sold under agreements to repurchase	(403)	—	(403)	86	1,666	1,752
Other borrowed funds	—	(110)	(110)	(701)	(771)	(1,472)
Total interest-bearing liabilities	1,014	106	1,120	18,767	45,634	64,401
Net interest income	$384	$2,424	$2,808	$17,903	$(19,883)	(1,980)
1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax equivalent basis of $142.6 million for the quarter ended June 30, 2024 and $282.3 million for the six months ended June 30, 2024, increased $2.8 million and decreased $2.0 million from the linked and prior year-to-date period, respectively. The decrease from the linked quarter was primarily due to an expansion of the loan portfolio and securities yields, and to a lesser extent, an increase in average earning assets. This increase was partially offset by an increase in cost and average interest-bearing deposit balances. The decrease from the prior year-to-date period reflects higher interest expense on the deposit portfolio, as lagged deposit rates have increased. The effective federal funds rate for both the linked and current quarter was 5.33%. The effective federal funds rate for the first six months of 2024 was 5.33%, an increase of 57 basis points compared to the prior year-to-date period.

Compared to the linked quarter, tax equivalent interest income increased $3.9 million primarily due to a $34.6 million increase in average loan balances, as well as an 8 basis point increase in yield. The average interest rate of new loan originations in the second quarter 2024 was 8.07%, an increase of 23 basis points from the linked quarter. Interest on cash accounts increased $0.8 million from the linked quarter due to a $57.4 million increase in average balances, and interest on securities increased $0.5 million due to an 8 basis point increase in yield.

Tax equivalent interest income increased $62.4 million over the prior year-to-date period due to a $53.0 million increase in loan interest and a $9.4 million increase in interest on securities and interest earning cash. Loan yields in the first six months of 2024 increased 42 basis points to 6.91%, compared to 6.49% in the prior year-to-date period.

Average loans increased $903.9 million, or 9.0% over the prior year-to-date period. Average securities increased $105.3 million, or 4.6% over the prior year-to-date period.

Compared to the linked quarter, interest expense increased $1.1 million primarily due to an increase in interest expense on certificates of deposit that includes brokered amounts. Average certificates of deposit increased $70.3 million and the cost increased 10 basis points in the second quarter 2024. The average cost of interest-bearing deposits was 3.19%, an increase of 5 basis points compared to the linked quarter. The total cost of deposits, including noninterest-bearing demand accounts, was 2.16% during the second quarter 2024, compared to 2.13% in the linked quarter. While the total cost of deposits increased over the linked quarter, the monthly cost of total deposits has been stable since March 2024.

Interest expense increased $64.4 million over the prior year-to-date period, primarily due to the higher rate environment and organic growth in deposit balances. The average cost of interest-bearing deposits increased 124 basis points year-over-year. The total cost of deposits, including noninterest-bearing demand accounts, was 2.15% during the six months ended June 30, 2024, compared to 1.19% during the prior year-to-date period.

NIM, on a tax equivalent basis, was 4.19% in the second quarter 2024 and 4.16% for the first six months of 2024, an increase of 6 basis points and a decrease of 44 basis points from the linked and prior year-to-date period, respectively.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
($ in thousands)	June 30, 2024	March 31, 2024	Increase (decrease)		June 30, 2024	June 30, 2023	Increase (decrease)
Service charges on deposit accounts	$4,542	$4,423	$119	3%	$8,965	$8,038	$927	10%
Wealth management revenue	2,590	2,544	46	2%	5,134	4,988	146	3%
Card services revenue	2,497	2,412	85	4%	4,909	4,802	107	2%
Tax credit income (loss)	1,874	(2,190)	4,064	186%	(316)	2,181	(2,497)	(790)%
Other income	3,991	4,969	(978)	(20)%	8,960	11,179	(2,219)	(25)%
Total noninterest income	$15,494	$12,158	$3,336	27%	$27,652	$31,188	$(3,536)	(13)%

Total noninterest income for the second quarter 2024 was $15.5 million, an increase of $3.3 million from the linked quarter primarily due to an increase in tax credit income. Tax credit income is typically highest in the fourth quarter of each year and will vary in other periods based on transaction volumes and fair value changes on credits carried at fair value. The decrease in other income from the linked quarter was primarily driven by gains on the sale of SBA loans that were recognized in the linked quarter.

Total noninterest income for the six months ended June 30, 2024 was $27.7 million, a decrease from the prior year-to-date period of $3.5 million which was primarily due to decreases in tax credit income and other income. The increase in market interest rates used as a discount rate in the fair value of certain tax credits was higher in the six months ended June 30, 2024, compared to the prior year-to-date period. This resulted in a larger reduction in fair value during 2024 compared to the prior year. The decrease in other income for the six months ended June 30, 2024, compared to the prior year-to-date period, is primarily due to a lower level of income on community development investments which are not a consistent source of income and fluctuate based on distributions from the underlying funds.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
($ in thousands)	June 30, 2024	March 31, 2024	Increase (decrease)		June 30, 2024	June 30, 2023	Increase (decrease)
Employee compensation and benefits	$44,524	$45,262	$(738)	(2)%	$89,786	$84,144	$5,642	6%
Deposit costs	21,706	20,277	1,429	7%	41,983	29,700	12,283	29%
Occupancy	4,197	4,326	(129)	(3)%	8,523	8,015	508	6%
Data processing	5,339	4,339	1,000	23%	9,678	7,371	2,307	24%
Professional fees	1,298	1,435	(137)	(10)%	2,733	3,197	(464)	(17)%
Other expense	16,953	17,862	(909)	(5)%	34,815	34,512	303	1%
Total noninterest expense	$94,017	$93,501	$516	1%	$187,518	$166,939	$20,579	11%

Efficiency ratio	60.26%	62.38%	(2.12)%		61.30%	53.61%	(1.04)%
Core efficiency ratio[3]	58.09%	60.21%	(2.12)%		59.13%	52.25%	(1.04)%

Noninterest expense was $94.0 million for the second quarter 2024, an increase of $0.5 million from $93.5 million in the linked quarter. Employee compensation and benefits decreased $0.7 million from the linked quarter primarily due to employer payroll taxes that are seasonally higher in the first quarter each year and a decline in self-insured medical claims. Deposit costs relate to certain specialized deposit businesses that receive an earnings credit allowance for deposit related expenses that are impacted by interest rates and average balances. Deposit costs increased $1.4 million from the linked quarter primarily due to the expiration of unused allowances that reduced expense in the first quarter and growth in deposits. Expenses related to the core system conversion increased $0.9 million from the linked quarter due to the continued progress on the project and are included in the data processing line item.

Total noninterest expense of $187.5 million for the first six months of 2024 increased $20.6 million from the prior year-to-date period, primarily due to an increase in the associate base, merit increases throughout 2023 and 2024, and a $12.3 million increase in variable deposit costs due to higher earnings credit rates and average balances.

Income Taxes

The Company’s effective tax rate was 20.5% for the second quarter 2024 and 20.4% for the six months ended June 30, 2024. This compares to the linked quarter and prior year-to-date effective tax rate of 20.2% and 21.7%, respectively. The decrease from the prior year-to-date effective tax rate was driven by tax credit opportunities the Company has deployed as part of its tax planning strategy.

3 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Summary Balance Sheet

($ in thousands)	June 30, 2024	December 31, 2023	Increase (decrease)
Total cash and cash equivalents	$392,775	$433,029	$(40,254)	(9)%
Securities, net	2,388,578	2,368,707	19,871	1%
Total loans	11,000,007	10,884,118	115,889	1%
Total assets	14,615,666	14,518,590	97,076	1%
Deposits	12,282,383	12,176,371	106,012	1%
Total liabilities	12,860,393	12,802,522	57,871	—%
Total shareholders’ equity	1,755,273	1,716,068	39,205	2%

Total assets were $14.6 billion at June 30, 2024, an increase of $97.1 million from December 31, 2023 primarily due to a $115.9 million increase in loans. Total liabilities of $12.9 billion increased $57.9 million from December 31, 2023 primarily due to a $106.0 million increase in deposits.

Investment Securities

Investment securities were $2.4 billion, or 16% of total assets, at both June 30, 2024 and December 31, 2023. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$302,956	12.7%	$296,446	12.5%
Obligations of states and political subdivisions	1,008,157	42.2%	1,007,870	42.5%
Agency mortgage-backed securities	769,234	32.2%	752,481	31.8%
U.S. Treasury Bills	177,895	7.4%	181,701	7.7%
Corporate debt securities	130,650	5.5%	130,994	5.5%
Total	$2,388,892	100.0%	$2,369,492	100.0%

Net Unrealized Losses
($ in thousands)	June 30, 2024	December 31, 2023
Available-for-sale securities	$(172,734)	$(150,861)
Held-to-maturity securities	(69,442)	(54,572)
Total	$(242,176)	$(205,433)

Investment purchases in the second quarter 2024 had a weighted average, tax equivalent yield of 5.43%. The average duration of the investment portfolio was 5.1 years at June 30, 2024. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $375.3 million.

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

The following table sets forth the composition of the loan portfolio by type of loans

($ in thousands)	June 30, 2024	December 31, 2023	Increase (decrease)
Commercial and industrial	$4,619,448	$4,672,559	$(53,111)	(1)%
Commercial real estate - investor owned	2,468,241	2,451,953	16,288	1%
Commercial real estate - owner occupied	2,388,510	2,351,618	36,892	2%
Construction and land development	893,672	760,425	133,247	18%
Residential real estate	351,934	372,188	(20,254)	(5)%
Other	278,202	275,375	2,827	1%
Total loans	$11,000,007	$10,884,118	$115,889	1%

Loans totaled $11.0 billion at June 30, 2024 compared to $10.9 billion at December 31, 2023. The increase was primarily due to an increase of $133.2 million in construction loans, offset by a decrease in C&I loans of $53.1 million. Average revolving line draw utilization was 46% for the second quarter 2024, compared to 43% for the year ended December 31, 2023.

The following table provides additional information on certain categories of specialty loans that are included in total loans above:

($ in thousands)	June 30, 2024	December 31, 2023	Increase (decrease)
SBA Loans	$1,269,145	$1,281,632	$(12,487)	(1)%
Sponsor finance	865,883	872,264	(6,381)	(1)%
Life insurance premium financing	996,154	956,162	39,992	4%
Tax credits	738,249	734,594	3,655	—%

Specialty lending products, including sponsor finance, life insurance premium financing, and tax credits, consist primarily of C&I loans. Sponsor finance and life insurance premium financing loans are sourced through relationships developed with private equity funds and estate planning firms and are not bound geographically by our markets. These specialized loan products offer opportunities to expand and diversify geographically by entering new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. Life insurance premium financing and tax credits are typically lower risk products due to the high collateral value securing the loans.

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the first quarter 2024, SBA loans totaling $23.1 million were sold.

Provision and Allowance for Credit Losses
The following table presents the components of the provision for credit losses:

	Quarter ended		Six months ended
($ in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Provision for credit losses on loans	$4,571	$6,591	$11,162	$7,096
Provision for available-for-sale securities	—	—	—	5,076
Benefit for off-balance sheet commitments	(263)	(507)	(770)	(1,839)
Provision (benefit) for held-to-maturity securities	(36)	(435)	(471)	123
Charge-off of accrued interest	547	107	654	66
Provision for credit losses	$4,819	$5,756	$10,575	$10,522

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

A provision for credit losses of $4.8 million for the second quarter 2024 and $10.6 million for the six months ended June 30, 2024, decreased $0.9 million and increased $0.1 million from the linked quarter and prior year-to-date period, respectively. The provision for credit losses in the second quarter 2024 was primarily related to an increase in reserves on individually evaluated loans, and updates to qualitative factors used in the allowance calculation. The provision for credit losses for the six months ended June 30, 2024 was stable with the prior year-to-date period. However, the provision for credit losses on loans in 2024 included an increase of $4.2 million due to higher charge-offs when compared to the prior year-to-date period. This was partially offset by a $5.1 million decrease in the provision for available-for-sale securities related to the impairment of an available-for-sale investment security in the prior year-to-date period.

The following table summarizes the allocation of the ACL on loans:

	June 30, 2024		December 31, 2023
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$61,478	42.0%	$58,886	42.9%
Real estate:
Commercial	56,219	44.2%	54,685	44.1%
Construction and land development	11,504	8.1%	10,198	7.0%
Residential	5,588	3.2%	6,142	3.4%
Other	4,675	2.5%	4,860	2.6%
Total	$139,464	100.0%	$134,771	100.0%

The ACL on loans was 1.27% of total loans at June 30, 2024, compared to 1.24% of loans at December 31, 2023. The increase in the ratio of ACL on loans to total loans is primarily due to the increase in reserves on impaired loans. Excluding guaranteed loans, the ACL on loans to total loans was 1.38%4 at June 30, 2024, compared to 1.35% at December 31, 2023.

4 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	June 30, 2024			March 31, 2024
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$(956)	$4,701,482	(0.08)%	$5,150	$4,707,968	0.44%
Real estate:
Commercial	1,761	4,751,311	0.15%	322	4,750,876	0.03%
Construction and land development	(24)	845,290	(0.01)%	(6)	797,669	NM
Residential	(196)	363,874	(0.22)%	69	370,438	0.07%
Other	20	299,629	0.03%	329	299,856	0.44%
Total	$605	$10,961,586	0.02%	$5,864	$10,926,807	0.22%
(1) Excludes loans held for sale.
(2)Annualized.

	Six months ended
	June 30, 2024			June 30, 2023
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$4,194	$4,703,684	0.18%	$2,457	$4,051,506	0.12%
Real estate:
Commercial	2,083	4,755,574	0.09%	28	4,678,103	NM
Construction and land development	(30)	818,313	(0.01)%	(31)	685,034	(0.01)%
Residential	(127)	366,883	(0.07)%	(26)	355,409	(0.01)%
Other	349	299,743	0.23%	281	270,776	0.21%
Total	$6,469	$10,944,197	0.12%	$2,709	$10,040,828	0.05%
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

($ in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$38,067	$43,181
Loans past due 90 days or more and still accruing interest	1,317	547
Total nonperforming loans	39,384	43,728
Other real estate	8,746	5,736
Total nonperforming assets	$48,130	$49,464

Total assets	$14,615,666	$14,518,590
Total loans	11,000,007	10,884,118
Total ACL on loans	139,464	134,771

ACL on loans to nonaccrual loans	366%	312%
ACL on loans to nonperforming loans	354%	308%
ACL on loans to total loans	1.27%	1.24%
Nonaccrual loans to total loans	0.35%	0.40%
Nonperforming loans to total loans	0.36%	0.40%
Nonperforming assets to total assets	0.33%	0.34%

Nonperforming loans based on loan type were as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$7,342	$7,756
Commercial real estate	30,766	33,739
Construction and land development	1,268	1,269
Residential real estate	—	959
Other	8	5
Total	$39,384	$43,728

The following table summarizes the changes in nonperforming loans:

Six months ended
($ in thousands)	June 30, 2024
Nonperforming loans, beginning of period	$43,728
Additions to nonaccrual loans	13,649
Charge-offs	(9,363)
Principal payments	(6,185)
Moved to other real estate and repossessed assets	(2,445)
Nonperforming loans, end of period	$39,384

Nonperforming loans at June 30, 2024 decreased $4.3 million, or 10%, when compared to December 31, 2023. The decrease in nonperforming loans during the six months ended June 30, 2024 was primarily due to gross charge-offs of $9.4 million and principal payments of $6.2 million, offset by additions of $13.6 million.

Other real estate

The following table summarizes the changes in other real estate:

Six months ended
($ in thousands)	June 30, 2024
Other real estate, beginning of period	$5,736
Additions	3,219
Sales	(209)
Other real estate, end of period	$8,746

Deposits

The following table shows the breakdown of deposits by type:

($ in thousands)	June 30, 2024	December 31, 2023	Increase (decrease)
Noninterest-bearing demand accounts	$3,928,308	$3,958,743	$(30,435)	(1)%
Interest-bearing demand accounts	2,951,899	2,950,259	1,640	—%
Money market accounts	3,474,278	3,399,280	74,998	2%
Savings accounts	565,348	595,175	(29,827)	(5)%
Certificates of deposit:
Brokered	494,870	482,759	12,111	3%
Customer	867,680	790,155	77,525	10%
Total deposits	$12,282,383	$12,176,371	$106,012	1%

Demand deposits / total deposits	32%	33%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	June 30, 2024		March 31, 2024		June 30, 2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$3,973,336	—%	$3,925,522	—%	$4,051,456	—%

Interest-bearing demand accounts	2,950,827	2.56	2,924,276	2.56	2,509,805	1.62
Money market accounts	3,434,712	3.74	3,401,802	3.71	2,920,079	2.82
Savings accounts	573,115	0.24	587,113	0.21	686,973	0.13
Certificates of deposit	1,412,263	4.36	1,341,990	4.26	1,219,500	3.46
Total interest-bearing deposits	$8,370,917	3.19	$8,255,181	3.14	$7,336,357	2.26

Total average deposits	$12,344,253	2.16	$12,180,703	2.13	$11,387,813	1.46

	Six months ended
	June 30, 2024		June 30, 2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$3,949,429	—%	$4,265,521	—%

Interest-bearing demand accounts	2,937,551	2.56	2,356,708	1.37
Money market accounts	3,418,257	3.72	2,873,715	2.52
Savings accounts	580,115	0.22	709,490	0.13
Certificates of deposit	1,377,126	4.31	946,527	2.89
Total interest-bearing deposits	$8,313,049	3.17	$6,886,440	1.93

Total average deposits	$12,262,478	2.15	$11,151,961	1.19

Total deposits excluding brokered certificates of deposits, were $11.8 billion at June 30, 2024, an increase of $93.9 million from December 31, 2023. Brokered certificates of deposit at June 30, 2024 increased $12.1 million from December 31, 2023 and continue to be used as a stable funding source. The Company has deposit verticals focusing on property management, community associations, and escrow industries, in addition to deposits related to its specialty lending products. These deposits increased to $3.0 billion at June 30, 2024 from $2.8 billion at December 31, 2023 due to continued success at generating organic deposit growth.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.2 billion at both June 30, 2024 and December 31, 2023. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

At June 30, 2024, estimated uninsured/uncollateralized deposits totaled $3.6 billion, or 29% of total deposits, compared to $3.8 billion, or 31% of total deposits, at December 31, 2023.

The total cost of deposits was 2.16% for the current quarter, compared to 2.13% for the linked quarter. For the six months ended June 30, 2024, the total cost of deposits was 2.15%, compared to 1.19% in the prior year-to-date period.

Shareholders’ Equity

Shareholders’ equity totaled $1.8 billion at June 30, 2024, an increase of $39.2 million from December 31, 2023. Significant activity during the first six months of 2024 was as follows:

•Increase from net income of $85.8 million,
•Decrease in fair value of securities and cash flow hedges of $21.1 million, and
•Decrease from dividends paid on common and preferred stock of $21.0 million.
•Decrease from common stock repurchases of $8.6 million

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

Additionally, liquidity is provided from lines of credit with the FHLB, the Federal Reserve Bank, and correspondent banks; the ability to acquire large and brokered deposits, sales of the securities portfolio, and the ability to sell loans or loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $392.8 million at June 30, 2024 and $433.0 million at December 31, 2023. Investment securities are another important tool in liquidity planning. Securities totaled $2.4 billion at both June 30, 2024 and December 31, 2023, and included $1.2 billion and $1.6 billion at June 30, 2024 and December 31, 2023, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary. The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	June 30, 2024
Federal Reserve Bank borrowing capacity	$2,610,652
FHLB borrowing capacity	1,230,978
Unpledged securities	1,162,838
Federal funds lines (7 correspondent banks)	140,000
Cash and interest-bearing deposits	392,775
Holding Company line of credit	25,000
Total	$5,562,243

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at June 30, 2024, the Company could borrow an additional $1.2 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. In the first half of 2024, the Company pledged additional loans to the FHLB to increase the borrowing capacity by $279.1 million. The Company also has $2.6 billion available from the Federal Reserve Bank under a pledged loan agreement. In the first quarter 2024, the Federal Reserve Bank borrowing capacity declined due to the expiration of the Bank Term Funding Program on March 11, 2024. The Company also has unsecured federal funds lines with seven correspondent banks totaling $140 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.8 billion in unused commitments to extend credit as of June 30, 2024. However, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which was available at June 30, 2024. The line of credit has a one-year term and was renewed in February 2024 for an additional one-year term. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of June 30, 2024, and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	June 30, 2024		December 31, 2023
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.7%	12.4%	11.3%	12.2%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.0%	12.4%	12.7%	12.2%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.6%	13.5%	14.2%	13.2%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.1%	10.6%	11.0%	10.6%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.18%		8.96%

[1] Not a required regulatory capital ratio.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:

The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides additional financial measures, such as tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, estimated insured deposits, tangible book value per common share and the tangible common equity ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, estimated insured deposits, tangible book value per common share and the tangible common equity ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as the FDIC special assessment, core conversion expenses, merger-related expenses, facilities charges, and the gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended			Six months ended
($ in thousands)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income (GAAP)	$140,529	$137,728	$140,692	$278,257	$280,221
Tax-equivalent adjustment	2,047	2,040	2,062	4,087	4,103
Net interest income - FTE (non-GAAP)	$142,576	$139,768	$142,754	$282,344	$284,324
Noninterest income (GAAP)	15,494	12,158	14,290	27,652	31,188
Less gain on sale of investment securities	—	—	—	—	381
Less gain (loss) on sale of other real estate owned	—	(2)	97	(2)	187
Core revenue (non-GAAP)	$158,070	$151,928	$156,947	$309,998	$314,944

Noninterest expense (GAAP)	$94,017	$93,501	$85,956	$187,518	$166,939
Less FDIC special assessment	—	625	—	625	—
Less core conversion expense	1,250	350	—	1,600	—
Less amortization on intangibles	944	1,047	1,136	1,991	2,375
Core noninterest expense (non-GAAP)	$91,823	$91,479	$84,820	$183,302	$164,564

Core efficiency ratio (non-GAAP)	58.09%	60.21%	54.04%	59.13%	52.25%

Tangible Common Equity, Tangible Book Value per Share, and Tangible Common Equity Ratio

(in thousands, except per share data)	June 30, 2024	March 31, 2024	December 31, 2023
Shareholders' equity (GAAP)	$1,755,273	$1,731,725	$1,716,068
Less preferred stock	71,988	71,988	71,988
Less goodwill	365,164	365,164	365,164
Less intangible assets	10,327	11,271	12,318
Tangible common equity (non-GAAP)	$1,307,794	$1,283,302	$1,266,598

Common shares outstanding	37,344	37,515	37,416
Tangible book value per share (non-GAAP)	$35.02	$34.21	$33.85

Total assets (GAAP)	$14,615,666	$14,613,338	$14,518,590
Less goodwill	365,164	365,164	365,164
Less intangible assets	10,327	11,271	12,318
Tangible assets (non-GAAP)	$14,240,175	$14,236,903	$14,141,108

Tangible common equity to tangible assets (non-GAAP)	9.18%	9.01%	8.96%

Return on Average Common Equity and Return on Average Tangible Common Equity (ROATCE)

	Quarter ended			Six months ended
($ in thousands)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Average shareholder’s equity (GAAP)	$1,748,240	$1,738,698	$1,621,337	$1,743,469	$1,595,040
Less average preferred stock	71,988	71,988	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164	365,164	365,164
Less average intangible assets	10,783	11,770	15,094	11,277	15,667
Average tangible common equity (non-GAAP)	$1,300,305	$1,289,776	$1,169,091	$1,295,040	$1,142,221

Net income available to common shareholders (GAAP)	$44,509	$39,463	$48,190	$83,972	$102,990
FDIC special assessment (after tax)	—	470	—	470	—
Core conversion expense (after tax)	940	263	—	1,203	—
Net income available to common shareholders adjusted (non-GAAP)	$45,449	$40,196	$48,190	$85,645	$102,990

Return on average common equity (GAAP)	10.68%	9.52%	12.48%	10.10%	13.64%
Adjusted return on average common equity (non-GAAP)	10.90%	9.70%	12.48%	10.30%	13.64%
ROATCE (non-GAAP)	13.77%	12.31%	16.53%	13.04%	18.18%
Adjusted ROATCE (non-GAAP)	14.06%	12.53%	16.53%	13.30%	18.18%

Return on Average Assets (ROAA)

	Quarter ended			Six months ended
($ in thousands)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (GAAP)	$45,446	$40,401	$49,127	$85,847	$104,865
FDIC special assessment (after tax)	—	470	—	470	—
Core conversion expense (after tax)	940	263	—	1,203	—
Net income adjusted (non-GAAP)	$46,386	$41,134	$49,127	$87,520	$104,865

Average assets	$14,646,381	$14,556,119	$13,671,985	$14,601,250	$13,403,084
ROAA (GAAP)	1.25%	1.12%	1.44%	1.18%	1.58%
Adjusted ROAA (non-GAAP)	1.27%	1.14%	1.44%	1.21%	1.58%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	At
($ in thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Total loans (GAAP)	$11,000,007	$11,028,492	$10,512,623
Less: Guaranteed loans, net	923,794	924,633	977,287
Total adjusted loans (non-GAAP)	$10,076,213	$10,103,859	$9,535,336

ACL on loans	$139,464	$135,498	$141,319
ACL on loans to total loans	1.27%	1.23%	1.34%
ACL on loans to total adjusted loans	1.38%	1.34%	1.48%

Pre-Provision Net Revenue (PPNR)

	Quarter ended			Six months ended
($ in thousands)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income	$140,529	$137,728	$140,692	$278,257	$280,221
Noninterest income	15,494	12,158	14,290	27,652	31,188
FDIC special assessment	—	625	—	625	—
Core conversion expense	1,250	350	—	1,600	—
Less gain on sale of investment securities	—	—	—	—	381
Less gain (loss) on sale of other real estate owned	—	(2)	97	(2)	187
Less noninterest expense	94,017	93,501	85,956	187,518	166,939
PPNR (non-GAAP)	$63,256	$57,362	$68,929	$120,618	$143,902

Calculation of Estimated Insured Deposits

	Quarter ended
($ in thousands)	Jun 30, 2024	Mar 31, 2024
Estimated uninsured deposits per Call Report	$4,020,979	$4,062,505
Collateralized/affiliate deposits	(454,084)	(515,439)
Accrued interest on deposits	(5,632)	(5,542)
Adjusted uninsured/uncollateralized deposits	3,561,263	3,541,524
Estimated insured/collateralized deposits	8,721,120	8,712,177
Total deposits	$12,282,383	$12,253,701

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

The following table summarizes the expected impact of interest rate shocks on net interest income at June 30, 2024:

Rate Shock	Annual % change in net interest income
+ 300 bp	11.1%
+ 200 bp	7.5%
+ 100 bp	3.8%
- 100 bp	(3.9)%
- 200 bp	(8.1)%
- 300 bp	(12.4)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At June 30, 2024, the Company had derivative contracts to manage interest rate risk, including $350.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $32.1 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

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

The Company had $6.7 billion in variable rate loans at June 30, 2024. Of these loans, $4.4 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.8 billion indexed to the prime rate, $3.1 billion indexed to SOFR, and $823.3 million indexed to other rates.

At June 30, 2024, the Company’s available-for-sale and held-to-maturity investment securities totaled $1.6 billion and $772.6 million, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At June 30, 2024, net unrealized losses were $172.7 million and $69.4 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2024. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2024 through April 30, 2024	36,214	$37.89	36,214	1,963,786
May 1, 2024 through May 31, 2024	29,323	38.00	29,323	1,934,463
June 1, 2024 through June 30, 2024	159,598	38.13	159,598	1,774,865
Total	225,135	$38.07	225,135	1,774,865

(a) In May 2022, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended June 30, 2024, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of July 26, 2024.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer