Form 10-Q
period 2024-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2024-11-01
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024.

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

As of October 30, 2024, the Registrant had 37,127,800 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	Federal Reserve	Federal Reserve Board
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	GDP	Gross Domestic Product
CCB	Capital Conservation Buffer	ICE	The Intercontinental Exchange
CECL	Current Expected Credit Loss	LIBOR	London Interbank Offered Rate
Company	Enterprise Financial Services Corp and Subsidiaries	NIM	Net Interest Margin
CRE	Commercial Real Estate	NM	Not meaningful
EFSC	Enterprise Financial Services Corp and Subsidiaries	SBA	Small Business Administration
Enterprise	Enterprise Financial Services Corp and Subsidiaries	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	We, Us, Our	Enterprise Financial Services Corp and Subsidiaries

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$210,984	$193,275
Federal funds sold	2,533	2,880
Interest-earning deposits	212,863	236,874
Total cash and cash equivalents	426,380	433,029
Interest-earning deposits greater than 90 days	3,523	3,856
Securities available-for-sale	1,786,793	1,618,273
Securities held-to-maturity, net	851,647	750,434
Loans held-for-sale	304	359
Loans	11,079,892	10,884,118
Allowance for credit losses on loans	(139,778)	(134,771)
Total loans, net	10,940,114	10,749,347
Other investments	75,754	66,195
Fixed assets, net	44,368	42,681
Goodwill	365,164	365,164
Intangible assets, net	9,400	12,318
Other assets	450,678	476,934
Total assets	$14,954,125	$14,518,590

Liabilities and Shareholders' Equity
Noninterest-bearing demand accounts	$3,934,245	$3,958,743
Interest-bearing demand accounts	3,048,981	2,950,259
Money market accounts	3,568,476	3,399,280
Savings accounts	553,067	595,175
Certificates of deposit:
Brokered	480,934	482,759
Customer	879,619	790,155
Total deposits	12,465,322	12,176,371
Subordinated debentures and notes	156,407	155,984
FHLB advances	150,000	—
Other borrowings	170,815	297,829
Other liabilities	179,570	172,338
Total liabilities	$13,122,114	$12,802,522

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,183,784 and 37,416,028 shares issued and outstanding	372	374
Additional paid in capital	992,642	995,208
Retained earnings	845,844	749,513
Accumulated other comprehensive loss, net	(78,835)	(101,015)
Total shareholders' equity	1,832,011	1,716,068
Total liabilities and shareholders' equity	$14,954,125	$14,518,590

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans	$191,505	$180,241	$567,280	$503,006
Debt securities:
Taxable	13,067	10,141	36,251	29,046
Nontaxable	5,921	5,700	17,484	16,956
Interest-earning deposits	5,348	4,509	13,306	7,799
Dividends on equity securities	463	315	1,350	1,029
Total interest income	216,304	200,906	635,671	557,836
Interest expense:
Deposits	68,768	55,354	199,615	121,387
Subordinated debentures and notes	2,695	2,466	7,863	7,306
FHLB advances	59	141	1,649	2,752
Other borrowings	1,313	1,306	4,818	4,531
Total interest expense	72,835	59,267	213,945	135,976
Net interest income	143,469	141,639	421,726	421,860
Provision for credit losses	4,099	8,030	14,674	18,552
Net interest income after provision for credit losses	139,370	133,609	407,052	403,308
Noninterest income:
Deposit service charges	4,649	4,187	13,614	12,225
Wealth management revenue	2,599	2,614	7,733	7,602
Card services revenue	2,573	2,560	7,482	7,362
Tax credit income (loss)	3,252	(2,673)	2,936	(492)
Other income	8,347	5,397	17,307	16,576
Total noninterest income	21,420	12,085	49,072	43,273
Noninterest expense:
Employee compensation and benefits	45,359	40,771	135,145	124,915
Deposit costs	23,781	20,987	65,764	50,687
Occupancy	4,372	4,198	12,895	12,213
Data processing	5,548	3,830	15,226	11,201
Professional fees	1,595	1,407	4,328	4,604
Other expense	17,352	17,451	52,167	51,963
Total noninterest expense	98,007	88,644	285,525	255,583

Income before income tax expense	62,783	57,050	170,599	190,998
Income tax expense	12,198	12,385	34,167	41,468
Net income	$50,585	$44,665	$136,432	$149,530
Dividends on preferred stock	938	938	2,813	2,813
Net income available to common shareholders	$49,647	$43,727	$133,619	$146,717

Earnings per common share
Basic	$1.33	$1.17	$3.57	$3.93
Diluted	1.32	1.17	3.56	3.91

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income	$50,585	$44,665	$136,432	$149,530
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	38,033	(41,257)	21,585	(30,956)
Reclassification of gain on the sale of available-for-sale securities	—	—	—	(285)
Reclassification of gain on held-to-maturity securities	(619)	(647)	(1,864)	(1,971)
Change in unrealized gain (loss) on cash flow hedges	5,492	(2,684)	1,375	(4,747)
Reclassification of loss on cash flow hedges	398	224	1,084	462
Total other comprehensive income (loss), net of tax	43,304	(44,364)	22,180	(37,497)
Total comprehensive income	$93,889	$301	$158,612	$112,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and nine months ended September 30, 2024
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2024	75	$71,988	37,344	$373	$994,116	$810,935	$(122,139)	$1,755,273
Net income	—	—	—	—	—	50,585	—	50,585
Other comprehensive income	—	—	—	—	—	—	43,304	43,304
Common stock dividends ($0.27 per share)	—	—	—	—	—	(10,065)	—	(10,065)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Repurchase of common stock	—	—	(195)	(2)	(5,239)	(4,548)	—	(9,789)
Issuance under equity compensation plans, net	—	—	35	1	1,201	(125)	—	1,077
Share-based compensation	—	—	—	—	2,564	—	—	2,564
Balance at September 30, 2024	75	$71,988	37,184	$372	$992,642	$845,844	$(78,835)	$1,832,011

Balance at December 31, 2023	75	$71,988	37,416	$374	$995,208	$749,513	$(101,015)	$1,716,068
Net income	—	—	—	—	—	136,432	—	136,432
Other comprehensive income	—	—	—	—	—	—	22,180	22,180
Common stock dividends ($0.78 per share)	—	—	—	—	—	(29,171)	—	(29,171)
Preferred stock dividends ($37.50 per share)	—	—	—	—	—	(2,813)	—	(2,813)
Repurchase of common stock	—	—	(420)	(4)	(11,233)	(7,148)	—	(18,385)
Issuance under equity compensation plans, net	—	—	188	2	1,089	(969)	—	122
Share-based compensation	—	—	—	—	7,578	—	—	7,578
Balance at September 30, 2024	75	$71,988	37,184	$372	$992,642	$845,844	$(78,835)	$1,832,011

Three and nine months ended, September 30, 2023
	Preferred		Common
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2023	75	$71,988	37,359	$374	$988,355	$680,981	$(123,465)	$1,618,233
Net income	—	—	—	—	—	44,665	—	44,665
Other comprehensive loss	—	—	—	—	—	—	(44,364)	(44,364)
Common stock dividends ($0.25 per share)	—	—	—	—	—	(9,346)	—	(9,346)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Issuance under equity compensation plans, net	—	—	26	—	1,014	(59)	—	955
Share-based compensation	—	—	—	—	2,675	—	—	2,675
Balance at September 30, 2023	75	$71,988	37,385	$374	$992,044	$715,303	$(167,829)	$1,611,880

Balance at December 31, 2022	75	$71,988	37,253	$373	$982,660	$597,574	$(130,332)	$1,522,263
Net income	—	—	—	—	—	149,530	—	149,530
Other comprehensive loss	—	—	—	—	—	—	(37,497)	(37,497)
Common stock dividends ($0.75 per share)	—	—	—	—	—	(28,014)	—	(28,014)
Preferred stock dividends ($37.50 per share)	—	—	—	—	—	(2,813)	—	(2,813)
Issuance under equity compensation plans, net	—	—	132	1	1,575	(974)	—	602
Share-based compensation	—	—	—	—	7,809	—	—	7,809
Balance at September 30, 2023	75	$71,988	37,385	$374	$992,044	$715,303	$(167,829)	$1,611,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
($ in thousands)	2024	2023
Cash flows from operating activities:
Net income	$136,432	$149,530
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,906	3,818
Provision for credit losses	14,674	18,552
Deferred income taxes	1,975	(103)
Net amortization of discount/premiums on debt securities	3,109	2,996
Net amortization on loan discount/premiums	1,386	3,819
Amortization of intangible assets	2,918	3,493
Amortization of servicing assets	881	1,307
Mortgage loans originated-for-sale	(18,292)	(14,560)
Proceeds from mortgage loans sold	18,451	15,648
Net loss (gain) on:
Sale of investment securities	—	(381)
Sale of SBA loans	(1,415)	(2,015)
Sale of other real estate	(3,157)	(187)
Sale of fixed assets	—	10
Sale of state tax credits	(768)	(215)
Share-based compensation	7,578	7,809
Net change in other assets and liabilities	27,745	(269)
Net cash provided by operating activities	195,423	189,252
Cash flows from investing activities:
Net increase in loans	(238,646)	(943,905)
Proceeds received from:
Sale of debt securities, available-for-sale	—	28,741
Paydown or maturity of debt securities, available-for-sale	185,167	171,923
Paydown or maturity of debt securities, held-to-maturity	4,583	5,086
Redemption of other investments	55,791	88,863
Sale of SBA loans	25,090	44,975
Sale of state tax credits held for sale	4,317	1,225
Sale of other real estate	11,017	457
Sale of fixed assets	—	83
Payments for the purchase of:
Available-for-sale debt securities	(325,665)	(198,962)
Held-to-maturity debt securities	(110,172)	(30,893)
Other investments	(66,841)	(84,023)
State tax credits held for sale	(2,810)	(75)
Fixed assets	(5,594)	(2,193)
Net cash used in investing activities	(463,763)	(918,698)

	Nine months ended September 30,
($ in thousands)	2024	2023
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(24,498)	(790,246)
Net increase in interest-bearing deposit accounts	313,449	1,871,003
Net increase (decrease) in FHLB advances	150,000	(100,000)
Repayments of notes payable	(11,429)	(4,286)
Net decrease in other borrowings	(115,586)	(137,461)
Repurchase of common stock	(18,385)	—
Cash dividends paid on common stock	(29,171)	(28,014)
Cash dividends paid on preferred stock	(2,813)	(2,813)
Other	124	602
Net cash provided by financing activities	261,691	808,785
Net increase (decrease) in cash and cash equivalents	(6,649)	79,339
Cash and cash equivalents, beginning of period	433,029	291,359
Cash and cash equivalents, end of period	$426,380	$370,698
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$214,819	$129,205
Income taxes	27,192	34,013
Noncash investing and financing transactions:
Transfer to other bank owned assets	6,659	6,933
Right-of-use assets obtained in exchange for lease obligations	1,387	6,001
Transfer to securities available-for-sale in settlement of loans	10,448	—

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$49,647	$43,727	$133,619	$146,717

Weighted average common shares outstanding	37,337	37,405	37,437	37,353
Additional dilutive common stock equivalents	146	115	110	140
Weighted average diluted common shares outstanding	37,483	37,520	37,547	37,493

Basic earnings per common share:	$1.33	$1.17	$3.57	$3.93
Diluted earnings per common share:	1.32	1.17	3.56	3.91

For the three and nine months ended September 30, 2024, common stock equivalents of approximately 441,000 and 572,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 440,000 and 430,000 common stock equivalents excluded in the three and nine months ended September 30, 2023, respectively.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available for sale and held to maturity:

	September 30, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$311,531	$639	$(12,496)	$299,674
Obligations of states and political subdivisions	493,704	70	(69,597)	424,177
Agency mortgage-backed securities	921,704	4,672	(43,707)	882,669
U.S. Treasury bills	160,814	70	(1,189)	159,695
Corporate debt securities	21,198	—	(620)	20,578
Total securities available for sale	$1,908,951	$5,451	$(127,609)	$1,786,793
Held-to-maturity securities:
Obligations of states and political subdivisions	$680,211	$7,942	$(44,954)	$643,199
Agency mortgage-backed securities	49,168	—	(3,868)	45,300
Corporate debt securities	122,521	256	(5,727)	117,050
Total securities held-to-maturity	$851,900	$8,198	$(54,549)	$805,549
Allowance for credit losses	(253)
Total securities held-to-maturity, net	$851,647

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$316,511	$303	$(20,368)	$296,446
Obligations of states and political subdivisions	500,881	57	(68,767)	432,171
Agency mortgage-backed securities	758,283	1,181	(59,083)	700,381
U.S. Treasury Bills	184,709	62	(3,070)	181,701
Corporate debt securities	8,750	—	(1,176)	7,574
Total securities available for sale	$1,769,134	$1,603	$(152,464)	$1,618,273
Held-to-maturity securities:
Obligations of states and political subdivisions	$575,699	$7,078	$(47,461)	$535,316
Agency mortgage-backed securities	52,100	—	(5,424)	46,676
Corporate debt securities	123,420	216	(8,981)	114,655
Total securities held to maturity	$751,219	$7,294	$(61,866)	$696,647
Allowance for credit losses	(785)
Total securities held-to-maturity, net	$750,434

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $11.7 million and $14.1 million at September 30, 2024 and December 31, 2023, respectively. Such amounts are amortized over the remaining life of the securities.

At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.2 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve Bank.

The amortized cost and estimated fair value of debt securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately four years.

	Available for sale		Held to maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$152,459	$151,840	$5,307	$5,256
Due after one year through five years	283,921	273,695	124,724	119,447
Due after five years through ten years	200,448	179,565	184,490	182,739
Due after ten years	350,419	299,024	488,211	452,807
Agency mortgage-backed securities	921,704	882,669	49,168	45,300
	$1,908,951	$1,786,793	$851,900	$805,549

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	September 30, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$999	$1	$250,613	$12,495	$251,612	$12,496
Obligations of states and political subdivisions	3,338	100	418,471	69,497	421,809	$69,597
Agency mortgage-backed securities	42,873	180	509,144	43,527	552,017	$43,707
U.S. Treasury bills	—	—	83,626	1,189	83,626	$1,189
Corporate debt securities	—	—	8,130	620	8,130	$620
	$47,210	$281	$1,269,984	$127,328	$1,317,194	$127,609

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$25,886	$85	$247,027	$20,283	$272,913	$20,368
Obligations of states and political subdivisions	1,168	163	428,171	68,604	429,339	68,767
Agency mortgage-backed securities	58,249	417	540,032	58,666	598,281	59,083
U.S. Treasury bills	41,857	49	103,588	3,021	145,445	3,070
Corporate debt securities	—	—	7,574	1,176	7,574	1,176
	$127,160	$714	$1,326,392	$151,750	$1,453,552	$152,464

The unrealized losses at both September 30, 2024 and December 31, 2023 were attributable primarily to changes in market interest rates after the securities were purchased. At each of September 30, 2024 and December 31, 2023, the Company did not have an allowance for credit losses on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $7.8 million and $6.5 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.3 million at September 30, 2024 and $0.8 million at December 31, 2023.

There were no sales of available-for-sale securities during neither the three and nine months ended September 30, 2024, nor the three months ended September 30, 2023. The Company sold $28.4 million of available-for-sale securities during the nine months ended September 30, 2023 for a gain of $0.4 million.

Other Investments

At September 30, 2024 and December 31, 2023, other investments totaled $75.8 million and $66.2 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $15.5 million at September 30, 2024 and $7.8 million at December 31, 2023 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$4,631,613	$4,674,056
Real estate:
Commercial - investor owned	2,526,696	2,452,402
Commercial - owner occupied	2,381,636	2,344,117
Construction and land development	896,768	760,122
Residential	354,888	371,995
Total real estate loans	6,159,988	5,928,636
Other	290,052	285,653
Loans, before unearned loan fees	11,081,653	10,888,345
Unearned loan fees, net	(1,761)	(4,227)
Loans, including unearned loan fees	$11,079,892	$10,884,118

The loan balance includes a net premium on acquired loans of $8.5 million and $9.6 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, loans and securities of $5.5 billion and $4.8 billion, respectively, were pledged to the FHLB and the Federal Reserve Bank.

Accrued interest totaled $52.5 million and $66.7 million at September 30, 2024 and December 31, 2023, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

SBA 7(a) guaranteed loans sold during the nine months ended September 30, 2024 totaled $23.1 million, resulting in a gain on sale of $1.4 million. SBA 7(a) guaranteed loans sold during the three and nine months ended September 30, 2023 totaled $33.3 million and $42.1 million, respectively. A gain on sale of $1.5 million and $2.0 million was recognized for the three and nine months ended September 30, 2023, respectively. There were no SBA 7(a) guaranteed loans sold in the three months ended September 30, 2024.

No consumer mortgage loans secured by residential real estate were in the process of foreclosure at September 30, 2024, compared to $1.0 million at December 31, 2023.

A summary of the activity, by loan category, in the ACL on loans for the three and nine months ended September 30, 2024 and 2023 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2024	$61,478	$31,903	$24,316	$11,504	$5,588	$4,675	$139,464
Provision (benefit) for credit losses	2,360	1,050	(935)	1,766	266	(343)	4,164
Charge-offs	(440)	—	(906)	(3,224)	(19)	(184)	(4,773)
Recoveries	662	30	25	21	140	45	923
Balance at September 30, 2024	$64,060	$32,983	$22,500	$10,067	$5,975	$4,193	$139,778

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2023	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771
Provision (benefit) for credit losses	9,146	1,914	1,818	3,042	(415)	(179)	15,326
Charge-offs	(6,349)	(305)	(2,773)	(3,224)	(760)	(725)	(14,136)
Recoveries	2,377	94	50	51	1,008	237	3,817
Balance at September 30, 2024	$64,060	$32,983	$22,500	$10,067	$5,975	$4,193	$139,778

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2023	$60,318	$33,876	$22,700	$12,795	$7,421	$4,209	$141,319
Provision (benefit) for credit losses	3,914	2,851	2,705	(1,662)	(939)	801	7,670
Charge-offs	(2,794)	(4,692)	—	—	(131)	(686)	(8,303)
Recoveries	1,038	27	28	14	271	69	1,447
Balance at September 30, 2023	$62,476	$32,062	$25,433	$11,147	$6,622	$4,393	$142,133

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2022	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	12,854	653	2,564	(342)	(1,472)	509	14,766
Charge-offs	(6,790)	(4,869)	—	(9)	(654)	(1,129)	(13,451)
Recoveries	2,577	87	117	54	820	231	3,886
Balance at September 30, 2023	$62,476	$32,062	$25,433	$11,147	$6,622	$4,393	$142,133

The ACL on sponsor finance loans, which is included in the categories above, represented $23.0 million at both September 30, 2024 and December 31, 2023, respectively.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate recession downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $14.5 million to the ACL on loans over the baseline model at September 30, 2024. The baseline forecast incorporates an expectation that the federal funds rate will continue to fall in the last quarter of 2024. It is also assumed that the bank failures in early 2023 were not an indication of a broader problem in the industry. The Company has also recognized various risks posed by loans in certain segments, including the commercial office and agricultural sectors, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation, tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the CECL model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At September 30, 2024, the ACL on loans included a qualitative adjustment of approximately $49.1 million. Of this amount, approximately $16.1 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The current year-to-date gross charge-offs by loan class and year of origination is presented in the following tables:

	September 30, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$312	$2	$1,414	$35	$66	$767	$—	$3,589	$6,185
Real estate:
Commercial - investor owned	—	—	—	160	—	145	—	—	305
Commercial - owner occupied	—	—	41	475	10	2,262	—	—	2,788
Construction and land development	—	—	—	—	3,224	—	—	—	3,224
Residential	—	—	94	15	—	425	202	24	760
Other	—	—	—	58	—	79	101	1	239
Total charge-offs by origination year	$312	$2	$1,549	$743	$3,300	$3,678	$303	$3,614	$13,501
Total gross charge-offs by performing status									635
Total gross charge-offs									$14,136

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$600	$2,999	$1,940	$2,539	$—	$—	$12,533	$15,178	$35,789
Real estate:
Commercial - investor owned	—	—	170	—	4,692	7	—	—	4,869
Construction and land development	—	—	—	—	—	9	—	—	9
Residential	—	—	—	—	—	480	176	—	656
Other	—	3	459	—	—	319	12	—	793
Total charge-offs by origination year	$600	$3,002	$2,569	$2,539	$4,692	$815	$12,721	$15,178	$42,116
Total gross charge-offs by performing status									1,099
Total gross charge-offs									$43,215

The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	September 30, 2024
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$6,648	$227	$6,875	$296
Real estate:
Commercial - investor owned	14,284	—	14,284	—
Commercial - owner occupied	6,432	—	6,432	4,577
Construction and land development	527	—	527	527
Residential	258	—	258	—
Total	$28,149	$227	$28,376	$5,400

	December 31, 2023
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$7,641	$115	$7,756	$6,179
Real estate:
Commercial - investor owned	20,404	—	20,404	19,466
Commercial - owner occupied	12,972	363	13,335	9,010
Construction and land development	1,205	64	1,269	464
Residential	959	—	959	959
Other	—	5	5	—
Total	$43,181	$547	$43,728	$36,078

The nonperforming loan balances at September 30, 2024 and December 31, 2023 exclude government guaranteed balances of $11.9 million and $10.7 million respectively.

Interest income recognized on nonaccrual loans was immaterial during the three and nine months ended September 30, 2024 and 2023.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	September 30, 2024
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$296	$—	$—	$3,733
Real estate:
Commercial - investor owned	14,284	—	—	—
Commercial - owner occupied	3,715	482	736	—
Total	$18,295	$482	$736	$3,733

	December 31, 2023
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$527	$1,864	$344	$3,445
Real estate:
Commercial - investor owned	19,467	—	—	—
Commercial - owner occupied	5,904	1,638	1,831	—
Construction and land development	528	741	—	—
Residential	—	959	—	—
Total	$26,426	$5,202	$2,175	$3,445

The aging of the recorded investment in past due loans by class and category is presented as of the dates indicated.

	September 30, 2024
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$8,262	$2,452	$10,714	$4,620,899	$4,631,613
Real estate:
Commercial - investor owned	273	14,284	14,557	2,512,139	2,526,696
Commercial - owner occupied	16,310	9,397	25,707	2,355,929	2,381,636
Construction and land development	—	1,907	1,907	894,861	896,768
Residential	6,594	258	6,852	348,036	354,888
Other	—	—	—	290,052	290,052
Loans, before unearned loan fees	$31,439	$28,298	$59,737	$11,021,916	$11,081,653
Unearned loan fees, net					(1,761)
Total					$11,079,892

	December 31, 2023
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,445	$9,037	$12,482	$4,661,574	$4,674,056
Real estate:
Commercial - investor owned	1,905	18,395	20,300	2,432,102	2,452,402
Commercial - owner occupied	8,409	14,142	22,551	2,321,566	2,344,117
Construction and land development	770	1,908	2,678	757,444	760,122
Residential	1,620	959	2,579	369,416	371,995
Other	82	4	86	285,567	285,653
Loans, before unearned loan fees	$16,231	$44,445	$60,676	$10,827,669	$10,888,345
Unearned loan fees, net					(4,227)
Total					$10,884,118

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

The following tables show the recorded investment at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
	Three months ended
($ in thousands)	September 30, 2024	Percent of Total Loan Class
Commercial and industrial	$9,996	0.22%
Real estate:
Commercial - investor owned	258	0.01%
Total	$10,254

	Term Extension		Payment Delay		Total
	Nine months ended		Nine months ended		Nine months ended
($ in thousands)	September 30, 2024	Percent of Total Loan Class	September 30, 2024	Percent of Total Loan Class	September 30, 2024	Percent of Total Loan Class
Commercial and industrial	$60,256	1.30%	$567	0.01%	$60,823	1.31%
Real estate:
Commercial - investor owned	8,667	0.34%	—	—%	8,667	0.34%
Commercial - owner occupied	94	NM	—	—%	94	NM
Residential	7,644	2.15%	—	—%	7,644	2.15%
Total	$76,661		$567		$77,228

	Term Extension
	Three months ended		Nine months ended
($ in thousands)	September 30, 2023	Percent of Total Loan Class	September 30, 2023	Percent of Total Loan Class
Commercial and industrial	$66	—%	$26,033	0.59%
Real estate:
Commercial - investor owned	1,000	0.04%	1,000	0.04%
Commercial - owner occupied	—	—%	94	—%
Construction and land development	—	—%	1,137	0.16%
Residential	28	0.01%	102	0.03%
Total	$1,094		$28,366

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Weighted Average Term Extension (in months)	Weighted Average Term Extension (in months)	Payment Delay
	Three months ended	Nine months ended
($ in thousands)	September 30, 2024	September 30, 2024
Commercial and industrial	7	5	$85
Real estate:
Commercial - investor owned	—	4	—
Commercial - owner occupied	12	3	—
Residential	—	12	—

	Weighted Average Term Extension (in months)
	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Commercial and industrial	4	9
Real estate:
Commercial - investor owned	3	3
Commercial - owner occupied	—	5
Construction and land development	—	10
Residential	60	22

The following table shows the aging of the recorded investment in modified loans in the last 12 months by class at the date indicated:

	September 30, 2024
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$52,488	$—	$—	$52,488
Real estate:
Commercial - investor owned	259	—	—	259
Commercial - owner occupied	—	92	—	92
Residential	70	70	—	140
Total	$52,817	$162	$—	$52,979

	September 30, 2023
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$25,483	$550	$—	$26,033
Real estate:
Commercial - investor owned	—	1,000	—	1,000
Commercial - owner occupied	94	—	—	94
Construction and land development	741	396	—	1,137
Residential	102	—	—	102
Total	$26,420	$1,946	$—	$28,366

The following table summarizes loans that experienced a default during the nine months ended September 30, 2024, subsequent to being granted a modification in the preceding twelve months. All of these loans were charged-off during the preceding period. There were no loans that experienced a default during the three months ended September 30, 2024 or September 30, 2023, subsequent to being granted a modification in the preceding twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off.

	Term Extension
	Nine months ended
($ in thousands)	September 30, 2024	Percent of Total Loan Class
Commercial and industrial	$1,000	0.02%
Real estate:
Construction and land development	1,748	0.20%
Other	4	NM
Total	$2,752

As of September 30, 2024, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	September 30, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,082,070	$1,097,726	$680,423	$201,756	$137,028	$81,666	$18,343	$1,022,691	$4,321,703
Special Mention (7)	34,554	49,464	10,172	2,247	959	676	689	77,906	176,667
Classified (8-9)	20,350	3,565	24,641	—	93	265	3,818	44,109	96,841
Total Commercial and industrial	$1,136,974	$1,150,755	$715,236	$204,003	$138,080	$82,607	$22,850	$1,144,706	$4,595,211

Commercial real estate-investor owned
Pass (1-6)	$356,106	$447,856	$496,385	$445,628	$283,675	$307,900	$7,301	$49,160	$2,394,011
Special Mention (7)	762	4,552	12,488	65,821	2,051	8,573	—	1,998	96,245
Classified (8-9)	259	—	273	42	13,158	4,653	—	—	18,385
Total Commercial real estate-investor owned	$357,127	$452,408	$509,146	$511,491	$298,884	$321,126	$7,301	$51,158	$2,508,641

Commercial real estate-owner occupied
Pass (1-6)	$333,337	$356,368	$448,514	$421,894	$254,424	$389,046	$6,100	$29,814	$2,239,497
Special Mention (7)	9,660	9,792	3,931	14,196	8,961	18,482	—	—	65,022
Classified (8-9)	—	3,019	4,803	5,729	3,953	37,019	828	1,708	57,059
Total Commercial real estate-owner occupied	$342,997	$369,179	$457,248	$441,819	$267,338	$444,547	$6,928	$31,522	$2,361,578

Construction real estate
Pass (1-6)	$304,590	$239,275	$220,377	$79,666	$30,526	$3,920	$6	$4,645	$883,005
Special Mention (7)	10,486	35	1,093	297	—	226	—	—	12,137
Classified (8-9)	—	—	600	—	—	583	—	—	1,183
Total Construction real estate	$315,076	$239,310	$222,070	$79,963	$30,526	$4,729	$6	$4,645	$896,325

Residential real estate
Pass (1-6)	$28,158	$49,246	$36,088	$41,609	$28,738	$83,305	$2,171	$79,021	$348,336
Special Mention (7)	1,399	41	607	—	67	1,547	149	585	4,395
Classified (8-9)	—	91	109	—	—	1,623	71	—	1,894
Total residential real estate	$29,557	$49,378	$36,804	$41,609	$28,805	$86,475	$2,391	$79,606	$354,625

Other
Pass (1-6)	$25,386	$6,514	$54,482	$60,313	$50,988	$32,456	$5	$42,474	$272,618
Special Mention (7)	—	3,023	—	—	—	1,799	—	7,377	12,199
Classified (8-9)	—	—	—	—	—	5	—	—	5
Total Other	$25,386	$9,537	$54,482	$60,313	$50,988	$34,260	$5	$49,851	$284,822

Total loans classified by risk category	$2,207,117	$2,270,567	$1,994,986	$1,339,198	$814,621	$973,744	$39,481	$1,361,488	$11,001,202
Total loans classified by performing status									78,690
Total loans									$11,079,892

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,567,738	$1,052,462	$345,292	$194,972	$123,425	$71,205	$12,163	$1,108,233	$4,475,490
Special Mention (7)	52,523	6,845	8,597	544	453	242	272	19,590	89,066
Classified (8-9)	12,824	19,306	1,833	812	339	363	508	45,830	81,815
Total Commercial and industrial	$1,633,085	$1,078,613	$355,722	$196,328	$124,217	$71,810	$12,943	$1,173,653	$4,646,371

Commercial real estate-investor owned
Pass (1-6)	$495,131	$544,223	$492,974	$323,175	$165,343	$236,914	$5,222	$51,413	$2,314,395
Special Mention (7)	3,626	22,725	51,851	1,657	164	5,526	—	—	85,549
Classified (8-9)	9,411	1,034	43	15,838	2,831	4,919	48	—	34,124
Total Commercial real estate-investor owned	$508,168	$567,982	$544,868	$340,670	$168,338	$247,359	$5,270	$51,413	$2,434,068

Commercial real estate-owner occupied
Pass (1-6)	$407,901	$486,701	$489,589	$301,399	$183,872	$313,474	$5,083	$30,036	$2,218,055
Special Mention (7)	13,739	2,521	4,652	10,492	5,439	15,833	—	1,493	54,169
Classified (8-9)	3,389	3,413	2,247	3,181	8,878	24,857	5,056	—	51,021
Total Commercial real estate-owner occupied	$425,029	$492,635	$496,488	$315,072	$198,189	$354,164	$10,139	$31,529	$2,323,245

Construction real estate
Pass (1-6)	$292,689	$325,010	$96,426	$30,956	$1,413	$3,408	$10	$3,700	$753,612
Special Mention (7)	42	2,958	1,046	210	123	114	—	—	4,493
Classified (8-9)	1,137	704	—	—	13	466	—	—	2,320
Total Construction real estate	$293,868	$328,672	$97,472	$31,166	$1,549	$3,988	$10	$3,700	$760,425

Residential real estate
Pass (1-6)	$59,259	$41,956	$51,436	$30,713	$17,793	$77,327	$1,464	$78,351	$358,299
Special Mention (7)	322	—	—	—	75	1,801	—	614	2,812
Classified (8-9)	127	1,073	69	—	30	1,492	74	7,500	10,365
Total residential real estate	$59,708	$43,029	$51,505	$30,713	$17,898	$80,620	$1,538	$86,465	$371,476

Other
Pass (1-6)	$10,071	$55,923	$67,766	$53,569	$9,382	$19,657	$7	$28,464	$244,839
Special Mention (7)	—	—	14,472	—	—	—	—	11,645	26,117
Classified (8-9)	—	—	—	—	—	8	—	—	8
Total Other	$10,071	$55,923	$82,238	$53,569	$9,382	$19,665	$7	$40,109	$270,964

Total loans classified by risk category	$2,929,929	$2,566,854	$1,628,293	$967,518	$519,573	$777,606	$29,907	$1,386,869	$10,806,549
Total loans classified by performing status									77,569
Total loans									$10,884,118

In the tables above, loan originations in 2024 and 2023 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

For certain loans, the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	September 30, 2024
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$33,051	$226	$33,277
Real estate:
Commercial - investor owned	17,352	—	17,352
Commercial - owner occupied	27,605	—	27,605
Residential	654	—	654
Other	(198)	—	(198)
Total	$78,464	$226	$78,690

	December 31, 2023
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,076	$112	$26,188
Real estate:
Commercial - investor owned	17,885	—	17,885
Commercial - owner occupied	28,373	—	28,373
Residential	712	—	712
Other	4,406	5	4,411
Total	$77,452	$117	$77,569

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

The contractual amounts of significant off-balance-sheet financial instruments are as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$2,733,949	$2,937,760
Letters of credit	126,842	107,082

Off-Balance Sheet Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2024 and December 31, 2023, $169.2 million and $191.6 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $5.7 million and $6.6 million for estimated losses attributable to the unadvanced commitments at September 30, 2024 and December 31, 2023, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2024, the approximate remaining terms of standby letters of credit range from 1 month to 4 years.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates $0.5 million will be reclassified as a decrease to interest expense and $0.2 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	$282,064	$211,962	$4,283	$1,389	$—	$233
Interest rate collar	100,000	100,000	657	514	—	—
Total	$382,064	$311,962	$4,940	$1,903	$—	$233

Derivatives not designated as hedging instruments
Interest rate swaps	$750,241	$779,152	$11,637	$15,886	$11,640	$15,951

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

As of September 30, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$15,920	$—	$15,920	$1,969	$13,080	$872
Interest rate collar	657	—	657	—	—	657

Liabilities:
Interest rate swaps	$11,640	$—	$11,640	$1,969	$—	$9,671
Interest rate collar	—	—	—	—	—	—
Securities sold under agreements to repurchase	134,612	—	134,612	—	134,612	—

As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$17,275	$—	$17,275	$1,105	$16,170	$—
Interest rate collar	514	—	514	—	—	514

Liabilities:
Interest rate swaps	$16,184	$—	$16,184	$1,105	$—	$15,079
Securities sold under agreements to repurchase	250,197	—	250,197	—	250,197	—

As of September 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest, was $10.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2024
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$299,674	$—	$299,674
Obligations of states and political subdivisions	—	424,177	—	424,177
Agency mortgage-backed securities	—	882,669	—	882,669
Corporate debt securities	—	20,578	—	20,578
U.S. Treasury bills	—	159,695	—	159,695
Total securities available for sale	—	1,786,793	—	1,786,793
Other investments	—	3,049	—	3,049
Derivatives	—	16,577	—	16,577
Total assets	$—	$1,806,419	$—	$1,806,419

Liabilities
Derivatives	$—	$11,640	$—	$11,640
Total liabilities	$—	$11,640	$—	$11,640

	December 31, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$296,446	$—	$296,446
Obligations of states and political subdivisions	—	432,171	—	432,171
Agency mortgage-backed securities	—	700,381	—	700,381
Corporate debt securities	—	181,701	—	181,701
U.S. Treasury bills	—	7,574	—	7,574
Total securities available-for-sale	—	1,618,273	—	1,618,273
Other investments	—	2,941	—	2,941
Derivative financial instruments	—	17,789	—	17,789
Total assets	$—	$1,639,003	$—	$1,639,003

Liabilities
Derivatives	$—	$16,184	$—	$16,184
Total liabilities	$—	$16,184	$—	$16,184

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	September 30, 2024
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$10,816	$—	$—	$10,816
Other real estate	4,516	—	—	4,516
Total	$15,332	$—	$—	$15,332

	December 31, 2023
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$5,138	$—	$—	$5,138
Other real estate	5,736	—	—	5,736
Total	$10,874	$—	$—	$10,874

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	September 30, 2024			December 31, 2023
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$851,647	$805,549	Level 2	$750,434	$696,647	Level 2
Other investments	72,705	72,705	Level 2	63,255	63,255	Level 2
Loans held-for-sale	304	304	Level 2	359	359	Level 2
Loans, net	10,940,114	10,616,466	Level 3	10,749,347	10,392,551	Level 3
State tax credits, held-for-sale	21,204	23,057	Level 3	22,115	23,897	Level 3
Servicing asset	2,466	3,710	Level 2	2,861	3,799	Level 2

Balance sheet liabilities
Certificates of deposit	$1,360,553	$1,355,848	Level 3	$1,272,914	$1,265,905	Level 3
Subordinated debentures and notes	156,407	154,969	Level 2	155,984	154,354	Level 2
FHLB advances	150,000	150,000	Level 2	—	—	Level 2
Other borrowings	170,815	148,461	Level 2	297,829	274,658	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

NOTE 8 - SHAREHOLDERS’ EQUITY

Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, June 30, 2024	$(129,292)	$9,335	$(2,182)	$(122,139)
Net change	38,033	(619)	5,890	43,304
Balance, September 30, 2024	$(91,259)	$8,716	$3,708	$(78,835)

Balance, June 30, 2023	$(134,533)	$11,861	$(793)	$(123,465)
Net change	(41,257)	(647)	(2,460)	(44,364)
Balance, September 30, 2023	$(175,790)	$11,214	$(3,253)	$(167,829)

Nine months ended
($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)
Net change	21,585	(1,864)	2,459	22,180
Balance, September 30, 2024	$(91,259)	$8,716	$3,708	$(78,835)

Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	(31,241)	(1,971)	(4,285)	(37,497)
Balance, September 30, 2023	$(175,790)	$11,214	$(3,253)	$(167,829)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended September 30,
	2024			2023
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$50,576	$12,543	$38,033	$(55,156)	$(13,899)	$(41,257)
Reclassification of gain on held-to-maturity securities(a)	(823)	(204)	(619)	(865)	(218)	(647)
Change in unrealized gain (loss) on cash flow hedges	7,303	1,811	5,492	(3,588)	(904)	(2,684)
Reclassification of loss on cash flow hedges(b)	529	131	398	299	75	224
Total other comprehensive loss	$57,585	$14,281	$43,304	$(59,310)	$(14,946)	$(44,364)

	Nine months ended September 30,
	2024			2023
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$28,703	$7,118	$21,585	$(41,385)	$(10,429)	$(30,956)
Reclassification of gain on sale of available-for-sale securities(a)	—	—	—	(381)	(96)	(285)
Reclassification of gain on held-to-maturity securities(a)	(2,479)	(615)	(1,864)	(2,635)	(664)	(1,971)
Change in unrealized loss on cash flow hedges	1,828	453	1,375	(6,346)	(1,599)	(4,747)
Reclassification of loss on cash flow hedges(b)	1,441	357	1,084	616	154	462
Total other comprehensive gain (loss)	$29,493	$7,313	$22,180	$(50,131)	$(12,634)	$(37,497)

(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Income.
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Income.

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Other income:
Bank-owned life insurance	$1,123	$822	$2,842	$2,410
Community development fees	1,177	338	2,143	3,010
Net gain on sales of other real estate owned	3,159	—	3,157	187
Gain on SBA loan sales	—	1,514	1,415	2,015
Other income	2,888	2,723	7,750	8,954
Total other noninterest income	$8,347	$5,397	$17,307	$16,576

Other expense:
Amortization of intangibles	$927	$1,119	$2,918	$3,493
Banking expenses	2,337	1,863	6,146	6,003
FDIC and other insurance	3,288	2,868	10,030	8,060
Loan, legal expenses	2,215	2,132	6,639	5,922
Outside services	1,548	1,704	4,747	4,861
Other expenses	7,037	7,765	21,687	23,624
Total other noninterest expenses	$17,352	$17,451	$52,167	$51,963

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2024 compared to the financial condition as of December 31, 2023. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended September 30, 2024, compared to the linked second quarter of 2024 (“linked quarter”) and the results of operations, liquidity and cash flows for the nine months ended September 30, 2024 compared to the same period in 2023 (“prior year-to-date period”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding prior year-to-date period. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Allowance for Credit Losses on Loans

The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics and are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $139.8 million at September 30, 2024 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $26.5 million. Conversely, the allowance would have increased $45.8 million using only the downside scenario.

Executive Summary

Below are highlights of the Company’s financial performance for the periods indicated.

($ in thousands, except per share data)	Three months ended			Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
EARNINGS
Total interest income	$216,304	$211,644	$200,906	$635,671	$557,836
Total interest expense	72,835	71,115	59,267	213,945	135,976
Net interest income	143,469	140,529	141,639	421,726	421,860
Provision for credit losses	4,099	4,819	8,030	14,674	18,552
Net interest income after provision for credit losses	139,370	135,710	133,609	407,052	403,308
Total noninterest income	21,420	15,494	12,085	49,072	43,273
Total noninterest expense	98,007	94,017	88,644	285,525	255,583
Income before income tax expense	62,783	57,187	57,050	170,599	190,998
Income tax expense	12,198	11,741	12,385	34,167	41,468
Net income	$50,585	$45,446	$44,665	$136,432	$149,530
Preferred dividends	938	937	938	2,813	2,813
Net income available to common shareholders	$49,647	$44,509	$43,727	$133,619	$146,717

Basic earnings per share	$1.33	$1.19	$1.17	$3.57	$3.93
Diluted earnings per share	$1.32	$1.19	$1.17	$3.56	$3.91

Return on average assets	1.36%	1.25%	1.26%	1.24%	1.47%
Adjusted return on average assets[1]	1.32%	1.27%	1.26%	1.24%	1.46%
Return on average common equity	11.40%	10.68%	11.00%	10.55%	12.73%
Adjusted return on average common equity[1]	11.09%	10.90%	11.00%	10.58%	12.69%
Return on average tangible common equity[1]	14.55%	13.77%	14.49%	13.56%	16.90%
Adjusted return on average tangible common equity[1]	14.16%	14.06%	14.49%	13.60%	16.85%
Net interest margin (tax equivalent)	4.17%	4.19%	4.33%	4.17%	4.50%
Efficiency ratio	59.44%	60.26%	57.66%	60.65%	54.95%
Core efficiency ratio[1]	58.42%	58.09%	56.18%	58.89%	53.55%
Book value per common share	$47.33	$45.08	$41.19
Tangible book value per common share[1]	$37.26	$35.02	$31.06

ASSET QUALITY
Net charge-offs	$3,850	$605	$6,856	$10,319	$9,565
Nonperforming loans	28,376	39,384	48,932
Nonaccrual loans	28,149	38,067	48,746
Classified assets	179,883	169,822	184,393
Total assets	14,954,125	14,615,666	14,025,042
Total loans	11,079,892	11,000,007	10,616,820
Classified assets to total assets	1.20%	1.16%	1.31%
Nonperforming loans to total loans	0.26%	0.36%	0.46%
Nonperforming assets to total assets	0.22%	0.33%	0.40%
ACL on loans to total loans	1.26%	1.27%	1.34%
Net charge-offs to average loans (annualized)	0.14%	0.02%	0.26%	0.13%	0.13%

1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Financial results and other notable items include:

•PPNR1 of $65.1 million for the third quarter 2024 and $185.7 million for the nine months ended September 30, 2024 increased $1.8 million and decreased $23.3 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter was primarily due to higher noninterest income and higher net interest income that benefited from an increase in average earning assets. The increase in noninterest income was primarily from tax credit income, a net gain on the sale of other real estate owned and an increase in income on community development investments. The increase in operating revenue was partially offset by an increase in noninterest expense, primarily deposit services costs and employee compensation and benefits. The decrease compared to the prior year-to-date period was primarily due to the higher interest rate environment that increased deposit interest expense and the cost of deposit services charges, as well as an increase in employee compensation and benefits.

•Net interest income of $143.5 million for the third quarter 2024 and $421.7 million for the nine months ended September 30, 2024 increased $2.9 million and decreased $0.1 million from the linked and prior year-to-date period, respectively. The NIM was 4.17% for both the third quarter 2024 and the nine months ended September 30, 2024, compared to 4.19% and 4.50% for the linked and prior year-to-date period, respectively. Compared to the linked quarter, the increase in net interest income reflects the benefit of organic growth and an additional day in the quarter. The decrease from the prior year-to-date period reflects higher interest expense on the deposit portfolio, as lagged deposit rates have increased, partially offset by the benefit of higher market interest rates. In late September 2024, the Federal Reserve reduced the federal funds target rate by 50 basis points. In response, the Company has adjusted deposit pricing to partially mitigate the impact on income from the repricing of variable rate loans.

•Noninterest income of $21.4 million for the third quarter 2024 and $49.1 million for the nine months ended September 30, 2024 increased $5.9 million and $5.8 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter and prior year-to-date period was primarily due to an increase in tax credit income, a net gain on the sale of other real estate and an increase in income on community development investments.

•Noninterest expense of $98.0 million for the third quarter 2024 and $285.5 million for the nine months ended September 30, 2024 increased $4.0 million and $29.9 million from the linked quarter and prior year-to-date period, respectively. The increase from the linked quarter was primarily driven by higher deposit costs ($2.1 million), employee compensation ($0.8 million) and expenses related to the core system conversion ($0.1 million). The increase from the prior year-to-date period was primarily due to deposit servicing costs ($15.1 million) employee compensation ($10.2 million), and expenses related to the core system conversion ($3.0 million).

Balance sheet highlights:

•Loans – Total loans increased $195.8 million, or 1.80%, to $11.1 billion at September 30, 2024, compared to $10.9 billion at December 31, 2023. Average loans totaled $11.0 billion for the nine months ended September 30, 2024 compared to $10.2 billion for the nine months ended September 30, 2023.

•Deposits – Total deposits increased $289.0 million, to $12.5 billion at September 30, 2024 from $12.2 billion at December 31, 2023. Total estimated insured deposits1, which includes collateralized deposits, reciprocal deposits and accounts that qualify for pass through insurance, totaled $8.8 billion at September 30, 2024, compared to $8.3 billion at December 31, 2023. Average deposits totaled $12.4 billion for the nine months ended September 30, 2024 compared to $11.4 billion for the prior year-to-date period. Noninterest-bearing deposit accounts represented 31.6% of total deposits and the loan to deposit ratio was 88.9% at September 30, 2024, compared to 32.5% and 89.4%, respectively, at December 31, 2023.

•Asset quality – The allowance for credit losses on loans to total loans was 1.26% at September 30, 2024, compared to 1.24% at December 31, 2023. The ratio of nonperforming assets to total assets was 0.22% at September 30, 2024 compared to 0.34% at December 31, 2023. A provision for credit losses of $4.1 million and $14.7 million was recorded in the third quarter of 2024 and the nine months ended September 30, 2024, respectively. This compares to $4.8 million in the linked quarter and $18.6 million in the prior year-to-date period.

•Shareholders’ equity – Total shareholders’ equity was $1.83 billion at September 30, 2024, compared to $1.72 billion at December 31, 2023, and the tangible common equity to tangible assets ratio2 was 9.50% at September 30, 2024 compared to 8.96% at December 31, 2023. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” levels at September 30, 2024.

The Company’s board of directors approved a quarterly dividend of $0.28 per common share, payable on December 31, 2024 to shareholders of record as of December 16, 2024. The board of directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) September 15, 2024 to (but excluding) December 15, 2024. The dividend will be payable on December 15, 2024 and will be paid on December 16, 2024 to holders of record of Series A Preferred Stock as of November 29, 2024.

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

	Three months ended September 30,			Three months ended June 30,			Three months ended September 30,
	2024			2024			2023
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$10,971,575	$191,638	6.95%	$10,962,488	$189,346	6.95%	$10,521,966	$180,382	6.80%
Taxable securities	1,512,338	13,530	3.56	1,417,147	12,246	3.48	1,330,828	10,456	3.12
Non-taxable securities[2]	990,786	7,874	3.16	979,372	7,710	3.17	972,022	7,620	3.11
Total securities	2,503,124	21,404	3.40	2,396,519	19,956	3.35	2,302,850	18,076	3.11
Interest-earning deposits	402,932	5,348	5.28	325,452	4,389	5.42	335,771	4,509	5.33
Total interest-earning assets	13,877,631	218,390	6.26	13,684,459	213,691	6.28	13,160,587	202,967	6.12
Noninterest-earning assets	971,824			961,922			908,273
Total assets	$14,849,455			$14,646,381			$14,068,860

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,018,309	$20,002	2.64%	$2,950,827	$18,801	2.56%	$2,672,084	$13,701	2.03%
Money market accounts	3,551,492	33,493	3.75	3,434,712	31,926	3.74	3,079,221	26,427	3.40
Savings accounts	561,466	345	0.24	573,115	335	0.24	646,187	250	0.15
Certificates of deposit	1,368,339	14,928	4.34	1,412,263	15,312	4.36	1,519,119	14,976	3.91
Total interest-bearing deposits	8,499,606	68,768	3.22	8,370,917	66,374	3.19	7,916,611	55,354	2.77
Subordinated debentures and notes	156,329	2,695	6.86	156,188	2,684	6.91	155,769	2,466	6.28
FHLB advances	4,565	59	5.14	40,308	561	5.60	10,326	141	5.42
Securities sold under agreements to repurchase	140,255	1,217	3.45	158,969	1,401	3.54	146,893	969	2.61
Other borrowings	36,226	96	1.05	36,203	95	1.06	50,571	337	2.66
Total interest-bearing liabilities	8,836,981	72,835	3.28	8,762,585	71,115	3.26	8,280,170	59,267	2.84
Noninterest-bearing liabilities:
Demand deposits	4,046,480			3,973,336			4,005,923
Other liabilities	161,625			162,220			134,162
Total liabilities	13,045,086			12,898,141			12,420,255
Shareholders' equity	1,804,369			1,748,240			1,648,605
Total liabilities & shareholders' equity	$14,849,455			$14,646,381			$14,068,860
Net interest income		$145,555			$142,576			$143,700
Net interest spread			2.98%			3.02%			3.28%
Net interest margin			4.17%			4.19%			4.33%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $2.6 million, $2.2 million, and $3.3 million for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $2.1 million for each of the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively.

	Nine months ended
	September 30, 2024			September 30, 2023
($ in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$10,954,063	$567,687	6.92%	$10,203,291	$503,458	6.60%
Taxable securities	1,451,317	37,601	3.46	1,327,595	30,075	3.03
Non-taxable securities[2]	982,342	23,250	3.16	968,890	22,668	3.13
Total securities	2,433,659	60,851	3.34	2,296,485	52,743	3.07
Interest-earning deposits	332,409	13,306	5.35	206,110	7,799	5.06
Total interest-earning assets	13,720,131	641,844	6.25	12,705,886	564,000	5.93
Noninterest-earning assets	964,458			921,562
Total assets	$14,684,589			$13,627,448

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$2,964,667	$57,415	2.59%	$2,462,988	$29,728	1.61%
Money market accounts	3,462,993	96,777	3.73	2,942,970	62,397	2.83
Savings accounts	573,853	983	0.23	688,157	707	0.14
Certificates of deposit	1,374,176	44,441	4.32	1,139,489	28,555	3.35
Total interest-bearing deposits	8,375,689	199,616	3.18	7,233,604	121,387	2.24
Subordinated debentures and notes	156,188	7,863	6.72	155,633	7,306	6.28
FHLB advances	39,427	1,649	5.59	73,020	2,752	5.04
Securities sold under agreements to repurchase	167,939	4,422	3.52	174,783	2,422	1.85
Other borrowings	38,381	395	1.37	79,396	2,109	3.55
Total interest-bearing liabilities	8,777,624	213,945	3.26	7,716,436	135,976	2.36
Noninterest-bearing liabilities:
Demand deposits	3,982,015			4,178,038
Other liabilities	161,033			119,883
Total liabilities	12,920,672			12,014,357
Shareholders' equity	1,763,917			1,613,091
Total liabilities & shareholders' equity	$14,684,589			$13,627,448
Net interest income		$427,899			$428,024
Net interest spread			2.99%			3.57%
Net interest margin			4.17%			4.50%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $7.2 million and $10.7 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $6.2 million for both the nine months ended September 30, 2024 and September 30, 2023, respectively.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	compared to			compared to
	Three months ended June 30, 2024			Nine months ended September 30, 2023
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$1,755	$537	$2,292	$38,571	$25,658	$64,229
Taxable securities	945	339	1,284	2,974	4,552	7,526
Non-taxable securities[3]	166	(2)	164	329	253	582
Interest-earning deposits	1,075	(116)	959	5,039	468	5,507
Total interest-earning assets	$3,941	$758	$4,699	$46,913	$30,931	$77,844

Interest paid on:
Interest-bearing demand accounts	$532	$669	$1,201	$6,991	$20,696	27,687
Money market accounts	1,453	114	1,567	12,308	22,072	34,380
Savings accounts	(6)	16	10	(133)	409	276
Certificates of deposit	(333)	(51)	(384)	6,606	9,280	15,886
Subordinated debentures and notes	6	5	11	26	531	557
FHLB advances	(460)	(42)	(502)	(1,377)	274	(1,103)
Securities sold under agreements to repurchase	(151)	(33)	(184)	(98)	2,098	2,000
Other borrowed funds	1	—	1	(784)	(930)	(1,714)
Total interest-bearing liabilities	1,042	678	1,720	23,539	54,430	77,969
Net interest income	$2,899	$80	$2,979	$23,374	$(23,499)	(125)
1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax equivalent basis of $145.6 million for the quarter ended September 30, 2024 and $427.9 million for the nine months ended September 30, 2024, increased $3.0 million and decreased $0.1 million from the linked and prior year-to-date period, respectively. The increase from the linked quarter was primarily due to higher interest-earning asset balances and an extra day in the quarter. This increase was partially offset by an increase in cost and average interest-bearing deposit balances. The decrease from the prior year-to-date period reflects higher interest expense on the deposit portfolio, as lagged deposit rates have increased. The effective federal funds rate for the current quarter was 5.27%, a decrease of 6 basis points compared to the linked quarter. The effective federal funds rate for the first nine months of 2024 was 5.31%, an increase of 38 basis points compared to the prior year-to-date period.

Compared to the linked quarter, tax equivalent interest income increased $4.7 million primarily due to a $193.2 million increase in all average interest earning balances, including loans, securities and interest-earning cash accounts. Interest on securities increased $1.4 million from the linked quarter due to a $77.5 million increase in average balances, and a 5 basis point increase in yield.

Tax equivalent interest income increased $77.8 million over the prior year-to-date period due to a $64.2 million increase in loan interest and a $13.6 million increase in interest on securities and interest-earning cash. Loan yields in the first nine months of 2024 increased 32 basis points to 6.92%, compared to 6.60% in the prior year-to-date period. Average loans increased $750.8 million, or 7.36% over the prior year-to-date period. Average securities increased $137.2 million, or 6.0% over the prior year-to-date period.

Compared to the linked quarter, interest expense increased $1.7 million primarily due to an increase in interest expense on money market accounts. Average money market balances increased $116.8 million in the third quarter 2024. The average cost of interest-bearing deposits was 3.22%, an increase of 3 basis points compared to the linked quarter. The total cost of deposits, including noninterest-bearing demand accounts, was 2.18% during the third quarter 2024, compared to 2.16% in the linked quarter. While the total cost of deposits increased over the linked quarter, the monthly cost of total deposits has been relatively stable since March 2024.

Interest expense increased $78.0 million over the prior year-to-date period, primarily due to the higher rate environment and organic growth in deposit balances. The average cost of interest-bearing deposits increased 94 basis points year-over-year. The total cost of deposits, including noninterest-bearing demand accounts, was 2.16% during the nine months ended September 30, 2024, compared to 1.42% during the prior year-to-date period.

NIM, on a tax equivalent basis, was 4.17% in the third quarter 2024 and the first nine months of 2024, a decrease of 2 basis points and 33 basis points from the linked and prior year-to-date period, respectively.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
($ in thousands)	September 30, 2024	June 30, 2024	Increase (decrease)		September 30, 2024	September 30, 2023	Increase (decrease)
Service charges on deposit accounts	$4,649	$4,542	$107	2%	$13,614	$12,225	$1,389	10%
Wealth management revenue	2,599	2,590	9	—%	7,733	7,602	131	2%
Card services revenue	2,573	2,497	76	3%	7,482	7,362	120	2%
Tax credit income (loss)	3,252	1,874	1,378	74%	2,936	(492)	3,428	117%
Other income	8,347	3,991	4,356	109%	17,307	16,576	731	4%
Total noninterest income	$21,420	$15,494	$5,926	38%	$49,072	$43,273	$5,799	12%

Total noninterest income for the third quarter 2024 was $21.4 million, an increase of $5.9 million from the linked quarter. The increase from the linked quarter was primarily due to an increase in tax credit income from a positive change in credits carried at fair value, and a net gain on the sale of other real estate owned that is included in Other income. Tax credit income varies based on transaction volumes and fair value changes on credits carried at fair value.

Total noninterest income for the nine months ended September 30, 2024 was $49.1 million, an increase from the prior year-to-date period of $5.8 million which was primarily due to increases in tax credit income ($3.4 million), deposit service charges ($1.4 million), and other income ($0.7 million). Other income for the nine months ended September 30, 2024 increased compared to the prior year-to-date period primarily due to a net gain on the sale of other real estate owned ($3.0 million), partially offset by a lower level of income on community development investments ($0.9 million) which are not a consistent source of income and fluctuate based on distributions from the underlying funds.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
($ in thousands)	September 30, 2024	June 30, 2024	Increase (decrease)		September 30, 2024	September 30, 2023	Increase (decrease)
Employee compensation and benefits	$45,359	$44,524	$835	2%	$135,145	$124,915	$10,230	8%
Deposit costs	23,781	21,706	2,075	10%	65,764	50,687	15,077	23%
Occupancy	4,372	4,197	175	4%	12,895	12,213	682	5%
Data processing	5,548	5,339	209	4%	15,226	11,201	4,025	26%
Professional fees	1,595	1,298	297	23%	4,328	4,604	(276)	(6)%
Other expense	17,352	16,953	399	2%	52,167	51,963	204	—%
Total noninterest expense	$98,007	$94,017	$3,990	4%	$285,525	$255,583	$29,942	10%

Efficiency ratio	59.44%	60.26%	(0.82)%		60.65%	54.95%	(1.21)%
Core efficiency ratio[3]	58.42%	58.09%	0.33%		58.89%	53.55%	(0.47)%

Noninterest expense was $98.0 million for the third quarter 2024, an increase of $4.0 million from $94.0 million in the linked quarter. Employee compensation and benefits increased $0.8 million from the linked quarter primarily due to an increase in the number of work days in the quarter and the success in recruiting new relationship bankers. Deposit costs relate to certain deposit accounts that receive an earnings credit allowance for expenses related to the maintenance of the deposit accounts. These expenses are impacted by interest rates and average balances. Deposit costs increased $2.1 million from the linked quarter primarily due to an increase of $151.6 million in average deposit vertical balances from the linked quarter. Expenses related to the core system conversion included in Data processing for the current and linked quarters were $1.4 million and $1.3 million, respectively, due to the continued progress on the project.

Total noninterest expense of $285.5 million for the first nine months of 2024 increased $29.9 million from the prior year-to-date period, primarily due to an increase in the associate base, merit increases throughout 2023 and 2024, and a $15.1 million increase in variable deposit costs due to higher earnings credit rates and average balances.

Income Taxes

The Company’s effective tax rate was 19.4% for the third quarter 2024 and 20.0% for the nine months ended September 30, 2024. This compares to the linked quarter and prior year-to-date effective tax rate of 20.5% and 21.7%, respectively. The decreases from the linked and prior year-to-date effective tax rates were driven by tax credit opportunities the Company has deployed as part of its tax planning strategy.

3 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Summary Balance Sheet

($ in thousands)	September 30, 2024	December 31, 2023	Increase (decrease)
Total cash and cash equivalents	$426,380	$433,029	$(6,649)	(2)%
Securities, net	2,638,440	2,368,707	269,733	11%
Total loans	11,079,892	10,884,118	195,774	2%
Total assets	14,954,125	14,518,590	435,535	3%
Deposits	12,465,322	12,176,371	288,951	2%
Total liabilities	13,122,114	12,802,522	319,592	2%
Total shareholders’ equity	1,832,011	1,716,068	115,943	7%

Total assets were $15.0 billion at September 30, 2024, an increase of $435.5 million from December 31, 2023 primarily due to a $195.8 million increase in loans and a $269.7 million increase in investment securities. Total liabilities of $13.1 billion increased $319.6 million from December 31, 2023 primarily due to a $289.0 million increase in deposits.

Investment Securities

Investment securities were $2.6 billion or 18% of total assets at September 30, 2024. At December 31, 2023, investment securities were $2.4 billion or 16% of total assets. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$299,674	11.4%	$296,446	12.5%
Obligations of states and political subdivisions	1,104,388	41.9%	1,007,870	42.5%
Agency mortgage-backed securities	931,837	35.3%	752,481	31.8%
U.S. Treasury Bills	159,695	6.1%	181,701	7.7%
Corporate debt securities	143,099	5.4%	130,994	5.5%
Total	$2,638,693	100.0%	$2,369,492	100.0%

Net Unrealized Losses
($ in thousands)	September 30, 2024	December 31, 2023
Available-for-sale securities	$(122,158)	$(150,861)
Held-to-maturity securities	(46,351)	(54,572)
Total	$(168,509)	$(205,433)

Investment purchases in the third quarter 2024 had a weighted average, tax equivalent yield of 4.97%. The average duration of the investment portfolio was 4.9 years at September 30, 2024. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $434.5 million.

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

The following table sets forth the composition of the loan portfolio by type of loans

($ in thousands)	September 30, 2024	December 31, 2023	Increase (decrease)
Commercial and industrial	$4,628,488	$4,672,559	$(44,071)	(1)%
Commercial real estate - investor owned	2,525,993	2,451,953	74,040	3%
Commercial real estate - owner occupied	2,389,183	2,351,618	37,565	2%
Construction and land development	896,325	760,425	135,900	18%
Residential real estate	355,279	372,188	(16,909)	(5)%
Other	284,624	275,375	9,249	3%
Total loans	$11,079,892	$10,884,118	$195,774	2%

Loans totaled $11.1 billion at September 30, 2024 compared to $10.9 billion at December 31, 2023. The increase was primarily due to an increase of $135.9 million in construction loans and an increase of $111.6 million in CRE loans, partially offset by a decrease in C&I loans of $44.1 million. Average revolving line draw utilization was 44% for the third quarter 2024, compared to 43% for the year ended December 31, 2023.

The following table provides additional information on certain categories of loans that are included in total loans above:

($ in thousands)	September 30, 2024	December 31, 2023	Increase (decrease)
SBA Loans	$1,272,679	$1,281,632	$(2,101)	—%
Sponsor finance	819,079	872,264	(46,101)	(5)%
Life insurance premium financing	1,030,273	956,162	26,676	3%
Tax credits	724,441	734,594	6,058	1%

These lending categories, including sponsor finance, life insurance premium financing, and tax credits, consist primarily of C&I loans. Sponsor finance and life insurance premium financing loans are sourced through relationships developed with private equity funds and estate planning firms and are not bound geographically by our markets. These loan products offer opportunities to expand and diversify geographically by entering new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. Life insurance premium financing and tax credits are typically lower risk products due to the high collateral value securing the loans.

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the first quarter 2024, SBA loans totaling $23.1 million were sold.

Provision and Allowance for Credit Losses
The following table presents the components of the provision for credit losses:

	Quarter ended		Nine months ended
($ in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Provision for credit losses on loans	$4,164	$4,571	$15,326	$14,766
Provision for available-for-sale securities	—	—	—	5,076
Benefit for off-balance sheet commitments	(181)	(263)	(951)	(2,286)
Provision (benefit) for held-to-maturity securities	(61)	(36)	(532)	50
Charge-off of accrued interest	177	547	831	946
Provision for credit losses	$4,099	$4,819	$14,674	$18,552

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

A provision for credit losses of $4.1 million for the third quarter 2024 and $14.7 million for the nine months ended September 30, 2024, decreased $0.7 million and $3.9 million from the linked quarter and prior year-to-date period, respectively. The provision for credit losses in the third quarter 2024 was primarily related to charge-offs and updates to qualitative factors used in the allowance calculation.The provision for credit losses for the nine months ended September 30, 2024 declined primarily due to a $5.1 million decrease in the provision for available-for-sale securities related to the impairment of an investment security in the prior year-to-date period.

The following table summarizes the allocation of the ACL on loans:

	September 30, 2024		December 31, 2023
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$64,060	41.8%	$58,886	42.9%
Real estate:
Commercial	55,483	44.4%	54,685	44.1%
Construction and land development	10,067	8.1%	10,198	7.0%
Residential	5,975	3.2%	6,142	3.4%
Other	4,193	2.5%	4,860	2.6%
Total	$139,778	100.0%	$134,771	100.0%

The ACL on loans was 1.26% of total loans at September 30, 2024, compared to 1.24% of loans at December 31, 2023. The decrease in the ratio of ACL on loans to total loans is primarily due to loan growth and charge-offs. Excluding guaranteed loans, the ACL on loans to total loans was 1.38%4 at September 30, 2024, compared to 1.35% at December 31, 2023.

4 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	September 30, 2024			June 30, 2024
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$(222)	$4,575,990	(0.02)%	$(956)	$4,701,482	(0.08)%
Real estate:
Commercial	851	4,863,865	0.07%	1,761	4,751,311	0.15%
Construction and land development	3,203	877,668	1.45%	(24)	845,290	(0.01)%
Residential	(121)	354,676	(0.14)%	(196)	363,874	(0.22)%
Other	139	298,793	0.19%	20	299,629	0.03%
Total	$3,850	$10,970,992	0.14%	$605	$10,961,586	0.02%
(1) Excludes loans held for sale.
(2)Annualized.

	Nine months ended
	September 30, 2024			September 30, 2023
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$3,972	$4,660,167	0.11%	$4,213	$4,153,634	0.14%
Real estate:
Commercial	2,934	4,795,545	0.08%	4,665	4,697,142	0.13%
Construction and land development	3,173	837,578	0.51%	(45)	706,615	(0.01)%
Residential	(248)	360,480	(0.09)%	(166)	358,391	(0.06)%
Other	488	299,424	0.22%	898	286,957	0.42%
Total	$10,319	$10,953,194	0.13%	$9,565	$10,202,739	0.13%
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

($ in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$28,149	$43,181
Loans past due 90 days or more and still accruing interest	227	547
Total nonperforming loans	28,376	43,728
Other real estate	4,516	5,736
Total nonperforming assets	$32,892	$49,464

Total assets	$14,954,125	$14,518,590
Total loans	11,079,892	10,884,118
Total ACL on loans	139,778	134,771

ACL on loans to nonaccrual loans	497%	312%
ACL on loans to nonperforming loans	493%	308%
ACL on loans to total loans	1.26%	1.24%
Nonaccrual loans to total loans	0.25%	0.40%
Nonperforming loans to total loans	0.26%	0.40%
Nonperforming assets to total assets	0.22%	0.34%

Nonperforming loans based on loan type were as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$6,875	$7,756
Commercial real estate	20,716	33,739
Construction and land development	527	1,269
Residential real estate	258	959
Other	—	5
Total	$28,376	$43,728

The following table summarizes the changes in nonperforming loans:

Nine months ended
($ in thousands)	September 30, 2024
Nonperforming loans, beginning of period	$43,728
Additions to nonaccrual loans	21,761
Charge-offs	(14,136)
Principal payments	(17,063)
Moved to other real estate and repossessed assets	(5,914)
Nonperforming loans, end of period	$28,376

Nonperforming loans at September 30, 2024 decreased $15.4 million, or 35%, when compared to December 31, 2023. The decrease in nonperforming loans during the nine months ended September 30, 2024 was primarily due to gross charge-offs and the positive resolution and repayment of certain nonperforming loans.

Other real estate

The following table summarizes the changes in other real estate:

Nine months ended
($ in thousands)	September 30, 2024
Other real estate, beginning of period	$5,736
Additions	6,659
Change in valuation allowance	(44)
Sales	(7,835)
Other real estate, end of period	$4,516

Deposits

The following table shows the breakdown of deposits by type:

($ in thousands)	September 30, 2024	December 31, 2023	Increase (decrease)
Noninterest-bearing demand accounts	$3,934,245	$3,958,743	$(24,498)	(1)%
Interest-bearing demand accounts	3,048,981	2,950,259	98,722	3%
Money market accounts	3,568,476	3,399,280	169,196	5%
Savings accounts	553,067	595,175	(42,108)	(7)%
Certificates of deposit:
Brokered	480,934	482,759	(1,825)	—%
Customer	879,619	790,155	89,464	11%
Total deposits	$12,465,322	$12,176,371	$288,951	2%

Demand deposits / total deposits	32%	33%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	September 30, 2024		June 30, 2024		September 30, 2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,046,480	—%	$3,973,336	—%	$4,005,923	—%

Interest-bearing demand accounts	3,018,309	2.64	2,950,827	2.56	2,672,084	2.03
Money market accounts	3,551,492	3.75	3,434,712	3.74	3,079,221	3.40
Savings accounts	561,466	0.24	573,115	0.24	646,187	0.15
Certificates of deposit	1,368,339	4.34	1,412,263	4.36	1,519,119	3.91
Total interest-bearing deposits	$8,499,606	3.22	$8,370,917	3.19	$7,916,611	2.77

Total average deposits	$12,546,086	2.18	$12,344,253	2.16	$11,922,534	1.84

	Nine months ended
	September 30, 2024		September 30, 2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$3,982,015	—%	$4,178,038	—%

Interest-bearing demand accounts	2,964,667	2.59	2,462,988	1.61
Money market accounts	3,462,993	3.73	2,942,970	2.83
Savings accounts	573,853	0.23	688,157	0.14
Certificates of deposit	1,374,176	4.32	1,139,489	3.35
Total interest-bearing deposits	$8,375,689	3.18	$7,233,604	2.24

Total average deposits	$12,357,704	2.16	$11,411,642	1.42

Total deposits excluding brokered certificates of deposits were $12.0 billion at September 30, 2024, an increase of $290.8 million from December 31, 2023. The Company has deposit verticals focusing on property management, community associations, and escrow industries. These deposits increased to $3.1 billion at September 30, 2024 from $2.8 billion at December 31, 2023 due to continued success at generating organic deposit growth.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.2 billion at both September 30, 2024 and December 31, 2023. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

At September 30, 2024, estimated uninsured/uncollateralized deposits totaled $3.7 billion, or 30% of total deposits, compared to $3.8 billion, or 31% of total deposits, at December 31, 2023.

The total cost of deposits was 2.18% for the current quarter, compared to 2.16% for the linked quarter. For the nine months ended September 30, 2024, the total cost of deposits was 2.16%, compared to 1.42% in the prior year-to-date period.

Shareholders’ Equity

Shareholders’ equity totaled $1.8 billion at September 30, 2024, an increase of $115.9 million from December 31, 2023. Significant activity during the first nine months of 2024 was as follows:

•Increase from net income of $136.4 million,
•Increase in fair value of securities and cash flow hedges of $22.2 million,
•Decrease from dividends paid on common and preferred stock of $32.0 million, and
•Decrease from common stock repurchases of $18.4 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $426.4 million at September 30, 2024 and $433.0 million at December 31, 2023. Investment securities are another important tool in liquidity planning. Securities totaled $2.6 billion and $2.4 billion at September 30, 2024 and December 31, 2023, respectively and included $1.2 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary. The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	September 30, 2024
Federal Reserve Bank borrowing capacity	$2,557,147
FHLB borrowing capacity	1,214,524
Unpledged securities	1,388,918
Federal funds lines (7 correspondent banks)	140,000
Cash and interest-bearing deposits	426,380
Holding Company line of credit	25,000
Total	$5,751,969

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at September 30, 2024, the Company could borrow an additional $1.2 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. In the first nine months of 2024, the Company pledged additional loans to the FHLB to increase the borrowing capacity by $334.6 million. The Company also has $2.6 billion available from the Federal Reserve Bank under a pledged loan agreement. In the first quarter 2024, the Federal Reserve Bank borrowing capacity declined due to the expiration of the Bank Term Funding Program on March 11, 2024. The Company also has unsecured federal funds lines with seven correspondent banks totaling $140 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.9 billion in unused commitments to extend credit as of September 30, 2024. However, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, the primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount up to $25 million, all of which was available at September 30, 2024. The line of credit has a one-year term and was renewed in February 2024 for an additional one-year term. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of September 30, 2024, and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	September 30, 2024		December 31, 2023
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.9%	12.5%	11.3%	12.2%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.2%	12.5%	12.7%	12.2%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.8%	13.6%	14.2%	13.2%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.2%	10.6%	11.0%	10.6%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.50%		8.96%

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

The Company considers its tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, estimated insured deposits, tangible book value per common share and the tangible common equity ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as the FDIC special assessment, core conversion expenses, merger-related expenses, facilities charges, the gain or loss on the sale of other real estate owned, and the gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income (GAAP)	$143,469	$140,529	$141,639	$421,726	$421,860
Tax-equivalent adjustment	2,086	2,047	2,061	6,173	6,164
Net interest income - FTE (non-GAAP)	$145,555	$142,576	$143,700	$427,899	$428,024
Noninterest income (GAAP)	21,420	15,494	12,085	49,072	43,273
Less gain on sale of investment securities	—	—	—	—	381
Less net gain on sale of other real estate owned	3,159	—	—	3,157	187
Core revenue (non-GAAP)	$163,816	$158,070	$155,785	$473,814	$470,729

Noninterest expense (GAAP)	$98,007	$94,017	$88,644	$285,525	$255,583
Less FDIC special assessment	—	—	—	625	—
Less core conversion expense	1,375	1,250	—	2,975	—
Less amortization on intangibles	927	944	1,118	2,918	3,493
Core noninterest expense (non-GAAP)	$95,705	$91,823	$87,526	$279,007	$252,090

Core efficiency ratio (non-GAAP)	58.42%	58.09%	56.18%	58.89%	53.55%

Tangible Common Equity, Tangible Book Value per Share, and Tangible Common Equity Ratio

(in thousands, except per share data)	September 30, 2024	June 30, 2024	December 31, 2023
Shareholders' equity (GAAP)	$1,832,011	$1,755,273	$1,716,068
Less preferred stock	71,988	71,988	71,988
Less goodwill	365,164	365,164	365,164
Less intangible assets	9,400	10,327	12,318
Tangible common equity (non-GAAP)	$1,385,459	$1,307,794	$1,266,598

Common shares outstanding	37,184	37,344	37,416
Tangible book value per share (non-GAAP)	$37.26	$35.02	$33.85

Total assets (GAAP)	$14,954,125	$14,615,666	$14,518,590
Less goodwill	365,164	365,164	365,164
Less intangible assets	9,400	10,327	12,318
Tangible assets (non-GAAP)	$14,579,561	$14,240,175	$14,141,108

Tangible common equity to tangible assets (non-GAAP)	9.50%	9.18%	8.96%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	At
($ in thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Total loans (GAAP)	$11,079,892	$11,000,007	$10,616,820
Less: Guaranteed loans, net	928,272	923,794	950,909
Total adjusted loans (non-GAAP)	$10,151,620	$10,076,213	$9,665,911

ACL on loans	$139,778	$139,464	$142,133
ACL on loans to total loans	1.26%	1.27%	1.34%
ACL on loans to total adjusted loans	1.38%	1.38%	1.47%

Pre-Provision Net Revenue (PPNR)

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income	$143,469	$140,529	$141,639	$421,726	$421,860
Noninterest income	21,420	15,494	12,085	49,072	43,273
FDIC special assessment	—	—	—	625	—
Core conversion expense	1,375	1,250	—	2,975	—
Less gain on sale of investment securities	—	—	—	—	381
Less net gain on sale of other real estate owned	3,159	—	—	3,157	187
Less noninterest expense	98,007	94,017	88,644	285,525	255,583
PPNR (non-GAAP)	$65,098	$63,256	$65,080	$185,716	$208,982

Return on Average Common Equity, Return on Average Tangible Common Equity (ROATCE) and Return on Average Assets (ROAA)

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Average shareholder’s equity (GAAP)	$1,804,369	$1,748,240	$1,648,605	$1,763,917	$1,613,091
Less average preferred stock	71,988	71,988	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164	365,164	365,164
Less average intangible assets	9,855	10,783	13,967	10,799	15,094
Average tangible common equity (non-GAAP)	$1,357,362	$1,300,305	$1,197,486	$1,315,966	$1,160,845

Net income (GAAP)	$50,585	$45,446	$44,665	$136,432	$149,530
FDIC special assessment (after tax)	—	—	—	470	—
Core conversion expense (after tax)	1,034	940	—	2,237	—
Less gain on sale of investment securities (after tax)	—	—	—	—	287
Less net gain on sales of other real estate owned (after tax)	2,375	—	—	2,374	141
Net income adjusted (non-GAAP)	$49,244	$46,386	$44,665	$136,765	$149,102
Less preferred stock dividends	938	937	938	2,813	2,813
Net income available to common shareholders adjusted (non-GAAP)	$48,306	$45,449	$43,727	$133,952	$146,289

Return on average common equity (GAAP)	11.40%	10.68%	11.00%	10.55%	12.73%
Adjusted return on average common equity (non-GAAP)	11.09%	10.90%	11.00%	10.58%	12.69%
ROATCE (non-GAAP)	14.55%	13.77%	14.49%	13.56%	16.90%
Adjusted ROATCE (non-GAAP)	14.16%	14.06%	14.49%	13.60%	16.85%

Average assets	$14,849,455	$14,646,381	$14,068,860	$14,684,589	$13,627,448
Return on average assets (GAAP)	1.36%	1.25%	1.26%	1.24%	1.47%
Adjusted return on average assets (non-GAAP)	1.32%	1.27%	1.26%	1.24%	1.46%

Calculation of Estimated Insured Deposits

	Quarter ended
($ in thousands)	Sep 30, 2024	Jun 30, 2024
Estimated uninsured deposits per Call Report	$4,180,066	$4,020,979
Collateralized/affiliate deposits	(463,103)	(454,084)
Accrued interest on deposits	(5,830)	(5,632)
Adjusted uninsured/uncollateralized deposits	3,711,133	3,561,263
Estimated insured/collateralized deposits	8,754,189	8,721,120
Total deposits	$12,465,322	$12,282,383

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

The following table summarizes the expected impact of interest rate shocks on net interest income at September 30, 2024:

Rate Shock	Annual % change in net interest income
+ 300 bp	10.0%
+ 200 bp	6.8%
+ 100 bp	3.5%
- 100 bp	(3.6)%
- 200 bp	(7.5)%
- 300 bp	(11.2)%

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At September 30, 2024, the Company had derivative contracts to manage interest rate risk, including $350.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $32.1 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

As of September 30, 2024, the Financial Conduct Authority has ceased publishing the most common USD LIBOR settings (overnight, 1-month. 3-month, 6-month and 12-month). LIBOR was the most liquid and common interest rate index in the world and was commonly referenced in financial instruments. With the cessation of LIBOR, the Company has selected term SOFR as the replacement index for the majority of its variable rate loans and began providing customer notifications in early 2023. The Company ceased using LIBOR and ICE swap rates in new contracts and began issuing SOFR based loans in December 2021.

The Company had $6.7 billion in variable rate loans at September 30, 2024. Of these loans, $4.5 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.8 billion indexed to the prime rate, $3.1 billion indexed to SOFR, and $806.6 million indexed to other rates.

At September 30, 2024, the Company’s available-for-sale and held-to-maturity investment securities totaled $1.8 billion and $851.6 million, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At September 30, 2024, net unrealized losses were $122.2 million and $46.4 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2024. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2024 through July 31, 2024	—	$—	—	1,774,865
August 1, 2024 through August 31, 2024	98,314	48.24	98,314	1,676,551
September 1, 2024 through September 30, 2024	96,800	51.26	96,800	1,579,751
Total	195,114	$49.74	195,114	1,579,751

(a) In May 2022, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended September 30, 2024, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of November 1, 2024.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer