Form 10-K
period 2024-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2025-02-28
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $1,492,603,886 based on the closing price of the common stock of $40.91 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) as reported by the Nasdaq Global Select Market.
As of February 26, 2025, the Registrant had 36,979,376 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are incorporated by reference into Item 7 of this Annual Report on Form 10-K. Additionally, the information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ENTERPRISE FINANCIAL SERVICES CORP
2024 ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms, Abbreviations and Entities

The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation
ASC	Accounting Standards Codification	Federal Reserve	Board of Governors of the Federal Reserve System
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles
BHCA	Bank Holding Company Act of 1956, as amended	GDP	Gross Domestic Product
Board or Board of Directors	Enterprise Financial Services Corp Board of Directors	ICE	The Intercontinental Exchange
C&I	Commercial and Industrial	LIBOR	London Interbank Offered Rate
CCB	Capital Conservation Buffer	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CDFI	Community Development Financial Institution	MSA	Metropolitan Statistical Area
CECL	Current Expected Credit Loss	NM	Not meaningful
CET1	Common Equity Tier 1 Capital	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	PCD	Purchased Credit Deteriorated
Company or Enterprise	Enterprise Financial Services Corp and Subsidiaries	SBA	U.S. Small Business Administration
CRA	Community Reinvestment Act	SBIC	Small Business Investment Company
CRE	Commercial Real Estate	SEC	Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SOFR	Secured Overnight Financing Rate
EFSC	Enterprise Financial Services Corp	We, Us, Our	Enterprise Financial Services Corp and Subsidiaries
FASB	Financial Accounting Standards Board

PART 1

ITEM 1: BUSINESS

Forward-Looking Information
Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, shareholder value creation and the impact of acquisitions. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “could,” “continue” and the negative and other variations of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “pro forma”, “pipeline” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those anticipated in the forward-looking statements and future results could differ materially from historical performance. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses and grow the acquired operations, as well as credit risk, changes in the appraised valuation of real estate securing impaired loans, outcomes of litigation and other contingencies, exposure to general and local economic and market conditions, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), U.S. fiscal debt, budget and tax matters, and any slowdown in global economic growth, risks associated with rapid increases or decreases in prevailing interest rates, our ability to attract and retain deposits and access to other sources of liquidity, consolidation in the banking industry, competition from banks and other financial institutions, the Company’s ability to attract and retain relationship officers and other key personnel, burdens imposed by federal and state regulation, changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services, changes in accounting policies and practices or accounting standards, natural disasters (such as wildfires and earthquakes), terrorist activities, war and geopolitical matters (including the war in Israel and potential for a broader regional conflict and the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity; and other risks discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

As described in greater detail below, the Company offers a broad range of business and personal banking services, including wealth management services. Lending services include C&I, CRE, real estate construction and development, residential real estate, SBA, consumer and other loan products. A wide variety of deposit products, along with a complete suite of treasury management and international trade services, complement our lending capabilities.

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
•Life Insurance Premium Finance. We specialize in financing whole life insurance premiums utilized in high net worth estate planning through relationships with boutique estate planners throughout the country.
•Sponsor Finance. We support mid-market company mergers and acquisitions in many domestic markets. We market directly to targeted private equity firms, principally SBICs, and provide primarily senior debt financing to the portfolio companies. In addition, the Company has both financing and depository relationships with the sponsors of the portfolio companies.
•Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the U.S. Department of the Treasury Community Development Financial Institution (“Treasury CDFI”) New Markets Tax Credit (“NMTC”) Program. In 2023 and 2024, we were awarded $60.0 million and $50.0 million, respectively, in NMTC allocations from the Treasury CDFI. These were our sixth and seventh NMTC allocations, respectively, and brings the total amount of these allocations to $353.0 million. We will continue to participate in the application process for future awards, as well as serve as a secured lender to other allocatees.
•Tax Credit Brokerage. We have a minority ownership in a partnership that acquires, invests and sells, state low income housing tax credits. We lend to the partnership and receive interest income and fee income as projects close or credits are sold.

Deposit verticals – In addition to commercial operating accounts for our C&I customers, we offer deposit vertical accounts to customers in certain industries with complex account needs. Our focus areas include community associations, property management, legal industry and escrow services. These accounts are primarily demand accounts and have a low overall interest cost. Customers in our deposit vertical products will typically receive an earnings credit that is used to offset the cost of maintaining the deposit accounts. Payments made by the Company through the application of the earnings credit is reflected as a component of noninterest expense in the Consolidated Statement of Income.

Fee income business – We offer a broad range of treasury management products and services that benefit businesses ranging from large national clients to local businesses. Customized solutions and special product bundles are available to clients of all sizes. In response to ever increasing needs for data/information security and functional efficiency, we continue to offer cash management systems that employ mobile technology and fraud detection/mitigation services. We offer a wide range of fiduciary, investment management, and financial advisory services. We also offer customer hedging products, international banking, card services and tax credit businesses that generate fee income. The Company also invests in certain private equity and SBIC investments that generate additional fee income.

Use of technology – Clients access our products and services both in physical branch locations as well as remotely. We offer online, device applications, text and voice banking in addition to a variety of “on site” hardware and software solutions, such as remote deposit capture. These portals facilitate access to the commercial and consumer products we offer such as internet banking, mobile banking, cash management products, remote deposit capture, positive pay services, fraud detection and prevention, automated payables, check image, and statement and document imaging. Additional service offerings currently supported by the Bank include controlled disbursements, repurchase agreements, and sweep investment accounts. Our cash management suite of products blends technology and personal service, which we believe often creates a competitive advantage over our competition. Technology products are also extensively utilized within the organization by associates in all lines of business including operations and support, customer service, and financial reporting for internal management purposes and for external compliance. In 2024, the Company successfully completed the conversion of its legacy core system into a new core banking platform.

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

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by multiple large financial and bank holding companies with substantial capital resources and lending capacity. We face competition not only from other financial holding companies and commercial banks, but also from credit unions, investment managers, insurers, brokerage firms, private credit, financial technology companies, and other providers of financial services and products. Strong competition for deposit and loan products affects the rates of those products, as well as the terms on which they are offered to customers.

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

The Company has more than $10 billion in assets and therefore is subject to examination by the CFPB.

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

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors, the deposit insurance fund and the banking system as a whole, rather than for the protection of shareholders or creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate credit loss reserves for regulatory purposes. If federal or state regulatory authorities were to take the position that the Company has violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal corrective or enforcement actions could be taken against the Company and institution-affiliated parties (such as directors, officers, and agents). These enforcement actions could include an imposition of civil monetary penalties and could directly affect not only the Company and institution-affiliated parties but also the Company’s counterparties, shareholders, and creditors and its commitments, arrangements, or other dealings.

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

The Dodd-Frank Act is a comprehensive legislative act that contains a set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies, including modifications made by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018.

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

Acquisitions: Under amendments to the BHCA promulgated by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act, the Company may acquire banks outside of its home State of Missouri, subject to specified limits and may establish new branches in other States to the same extent as banks chartered in those States. With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve and possibly other government authorities before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is described below.

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

Support of Bank Subsidiary: Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength for the Bank and to commit capital and financial resources to support the Bank. The Dodd-Frank Act codified this longstanding policy by adopting a provision requiring, among other things, that bank holding companies serve as a source of strength for an subsidiary depository institution. Such financial and managerial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

Capital Adequacy: The Company is subject to capital requirements and standards established by the Federal Reserve (“Basel III Capital Rules”) that are applied on a consolidated basis. These requirements are substantially similar to those required of the Bank (summarized below).

Under the Basel III Capital Rules, capital instruments such as trust preferred securities and cumulative preferred shares have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009, and have grandfathered as tier 1 capital such instruments issued by smaller entities prior to May 19, 2010 (provided they do not exceed 25% of tier 1 capital). At December 31, 2024, the Company had $93.0 million of trust preferred securities that are grandfathered under this provision. However, if the Company has total assets of $15 billion and acquires another bank, or if an acquisition causes the Company to exceed $15 billion in total assets, the trust preferred securities will no longer qualify as tier 1 instruments (but may be included in tier 2 capital).

Dividend Restrictions and Share Repurchases: From time to time the Company may engage in share repurchases. The Federal Reserve requires that bank and financial holding companies, where certain conditions are triggered, provide prior notice to, consult with, and in certain circumstances seek the approval of, the Federal Reserve or reserve bank staff prior to purchasing or redeeming its equity securities.

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

In October 2022, the SEC adopted rules requiring securities exchanges, including Nasdaq, to adopt listing standards that require issuers to develop and implement a policy providing, under certain circumstances, for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. The rules, which were mandated as part of the Dodd-Frank Act became effective in January 2023. Pursuant to Nasdaq listing standards, the Company adopted a clawback policy that implemented the rules in the third quarter of 2023.

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

Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.") Federal and state bank regulators are authorized and required to take various mandatory supervisory and other discretionary actions with respect to banks in the three undercapitalized categories. The severity of any such actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

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

A bank that becomes “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized bank guarantees the bank subsidiary’s compliance with the capital restoration plan up to a certain specified amount. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that those actions are necessary to carry out the purpose of the law.

The prompt corrective action regulations do not apply to bank holding companies, such as EFSC. However, the Federal Reserve is authorized to take appropriate action at the bank holding company level, based upon the undercapitalized status of the bank holding company's depository institution subsidiaries. In certain instances, relating to an undercapitalized depository institution subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the bank holding company, the guarantee would take priority over the bank holding company's general unsecured creditors, as described in “Support of Bank Subsidiary” above.

All of the Bank’s capital ratios were at levels that qualify it to be “well-capitalized” for regulatory purposes as of December 31, 2024 (see “Item 8. Note 14 – Regulatory Capital”).
FDIC Insurance of Certain Accounts and Regulation by the FDIC: The Bank’s deposits are insured under the Federal Deposit Insurance Act (the "FDIA") up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. Under the FDIC’s assessment system for determining payments to the Deposit Insurance Fund (the "DIF"), large insured depository institutions ("IDIs") with more than $10 billion in assets, like the Bank, are assessed pursuant to a complex methodology that seeks to capture both the probability that an individual large IDI will fail and the magnitude of the impact on the DIF if such a failure occurs. The assessment base of a large IDI is its total assets less tangible equity.
In November 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of Silicon Valley Bank and Signature Bank. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025. The first assessment period began January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.

Consumer Financial Protection Bureau: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the CFPB. Depository institutions with more than $10 billion in assets, such as the Bank, are subject to examination by the CFPB.

The CFPB has broad rule-making authority for a wide range of federal consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices. In addition, the Dodd-Frank Act enhanced the regulation of mortgage banking and gave to the CFPB oversight of many of the core laws which regulate the mortgage industry and the authority to implement mortgage regulations. Any new regulations adopted by the CFPB may significantly impact consumer mortgage lending and servicing.
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
The Bank’s consumer-oriented activities are also subject to various states and local consumer protection laws analogous, and in addition, to those listed above which among other things, impose obligations relating to marketing, origination, servicing and collection activities in our consumer business. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.
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
Dividends by the Bank Subsidiary: The Bank is a legal entity that is separate and distinct from EFSC. Statutory and regulatory limitations apply to the Bank's payment of dividends to EFSC. Under Missouri law, the Bank may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend, if it is “undercapitalized” or after making the distribution would become undercapitalized. If the FDIC believes the Bank is engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the Bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements providing that insured banks generally should pay dividends only from their current operating earnings. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which would lead the FDIC to require that it maintain capital in excess of regulatory guidelines.

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

Community Reinvestment Act: The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC is required to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, but depository institutions may only receive CRA credit for certain types of lending and for lending, investments and services that support community development, as defined in the CRA regulations. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. If the Bank fails to maintain at least a "satisfactory" rating under the CRA, it would be subject to restrictions on certain new activities and acquisitions. Additionally, federal banking agencies may take compliance with fair lending laws and practices, including CRA into account when regulating and supervising other activities. The Bank has a satisfactory rating under CRA.

Prior to 2023, the last significant interagency revision to the CRA regulations occurred in 1995. In May 2022, federal bank regulatory agencies jointly issued a proposal to strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law. On October 24, 2023, the Board of Governors of the Federal Reserve System, the FDIC, and the OCC issued a final rule amending the agencies’ CRA regulations. The objective of the final rule is to strengthen the achievement of the core purpose of the statute, and adapt to changes in the banking industry, including the expanded role of mobile and online banking. The final rule became effective on April 1, 2024, and most of the new requirements are applicable beginning January 1, 2026, and the remaining requirements are applicable January 1, 2027.

Privacy and Cybersecurity Regulations: Our businesses are subject to numerous laws and regulations relating to the privacy of information regarding clients, employees and others. These include, but are not limited to, the Gramm-Leach-Bliley Act, MO Rev Stat § 362.422 and the California Consumer Privacy Act of 2018. Generally, privacy laws impose obligations with regard to the collection, use and disclosure of personal information and require public disclosure of privacy practices. Some privacy laws offer individuals certain rights about how their personal information is processed, provide for significant penalties for non-compliance, and, under certain circumstances, impose requirements for transfers of personal data across national borders. Under federal law and state laws, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Anti-Money Laundering, Anti-Terrorism and Sanctions: The Bank Secrecy Act (the "BSA") requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. In June 2024, the United States Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) issued a proposed rule that would amend the anti-money laundering/countering the financing of terrorism (“AML/CFT”) program requirements for all financial institutions subject to the BSA with

AML/CFT program obligations, including the Bank. The proposed rule would, among other things, require that (i) financial institutions have a risk assessment process to identify, evaluate, and document the financial institution’s money laundering, terrorist financing, and other illicit activity risks, and (ii) the risk assessment process must be updated on a periodic basis, including when certain material changes occur in the financial institution’s products, services, customer base, intermediaries, and geographic footprint. In July 2024, the OCC, the Federal Reserve, and the FDIC each proposed rules to amend their respective BSA compliance program rules to align with FinCEN’s June 2024 proposed rule.

USA PATRIOT Act: The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) further augments and strengthens the requirements set forth in the BSA and requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; (iii) implement certain due diligence policies, procedures and controls with regard to correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country; and (iv) eliminates civil liability for persons who file suspicious activity reports. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The USA PATRIOT Act includes provisions providing the government with the power to investigate terrorism, including expanded government access to bank account records.

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

Interchange Income: The Durbin Amendment to the Dodd-Frank Act capped debit card interchange fees for banks with over $10 billion in assets. Interchange fees are paid to banks by merchants for processing transactions. The Durbin Amendment cap for a single debit card transaction is 21 cents plus 5 basis points multiplied by the amount of the transaction. In addition, an issuer may receive up to 1 cent per transaction for fraud prevention. The Durbin Amendment cap became effective for the Bank on July 1, 2022 and resulted in a reduction in interchange income earned by the Bank. In October 2023, the Federal Reserve issued a proposed rule to lower the interchange fee cap to a level that the Federal Reserve believes is reasonable and proportional to the cost incurred by card issuers. Under the proposal, the base cap would decrease from 21 cents to 14.4 cents and from 5 basis points to 4 basis points. In addition, the fraud-prevention adjustment would increase from 1 cent to 1.3 cents. In January 2024, the Federal

Reserve announced it would extend the comment period from February 2024 to May 2024. We will continue to monitor for final rulemaking and will evaluate the impact of any changes.

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

Human Capital Management
We focus on creating an inclusive and transparent culture that celebrates teamwork and recognizes associates at all levels. We expect and encourage participation and collaboration, and understand we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting shareholder commitments and achieving exceptional standards of performance. We also believe in supporting our associates to prioritize their wellness.

Attracting and Retaining Talent. Our goal is to offer careers to our associates; not just jobs. At December 31, 2024, we employed 1,218 regular full-time and 38 part-time associates. We also employ seasonal/temporary associates and occasionally hire independent contractors for specific projects that require a highly specialized skill set or to provide additional resources during peak times, as needed.

Our performance measures and compensation determinations are designed to ensure the proper balance of risk and reward. Performance evaluations facilitate our ongoing assessment of associates’ skills and improvements as needed. We use annual talent reviews to identify high-performing associates and future potential leaders, provide insight into critical development needs and retention risks, and identify business-critical talent needs, including anticipated workforce planning challenges. Additionally, we have established succession plans to ensure continuation of essential roles and operations.

We are committed to offering a competitive total compensation package that is consistent with our principles and aligned with the Company’s financial performance. We regularly compare compensation and benefits with peer companies and market data, making adjustments to compensation as needed to ensure we remain competitive.

In addition to base salary, approximately 67% of associates are eligible to participate in the Company’s Short Term Incentive Plan (“STIP”) program. Our STIP program is designed to align compensation with an associate’s performance in a given year. The program sets a performance level of short-term incentive awards that an associate is eligible to earn. The STIP target is defined as a percentage of base salary based on the associate’s grade level as determined by our Human Resources department.

As of January 1, 2025, our minimum wage is $17 per hour. The current minimum wage was instituted to maintain a competitive total rewards package that attracts and retains top talent. The determination for our minimum wage was made after extensive research, including reviewing the current market landscape both inside and outside of banking and financial services, and with feedback from leadership. Currently, 100% of our associates earn more than the minimum wage.

We also offer a wide array of benefits for our associates and their families including 401(k), paid time off, parental leave, medical, dental and vision benefits as well as life insurance and short-term disability for all full-time associates. Our wellness program offers financial rewards to associates who adopt healthy habits and participate in wellness education and health screenings. Annual health screenings for associates and spouses/domestic partners enrolled in our medical plans are provided to all associates at no charge.

Associate Feedback. We conduct associate surveys to ensure we understand what is important to our associates. The adoption of a volunteer time-off policy and improvements to internal communication processes are examples of changes that have been made in response to survey results. Our efforts are being recognized. For the past seven years, the Bank has been included in the “Best Banks to Work for” by American Banker magazine for our dedication to employee satisfaction. In 2024, we were ranked fourth among similar financial institutions with more than $10 billion in assets.

Belonging & Inclusion. We believe diversity of thought and experiences helps us build better teams and improve our client experience, results in better outcomes, and empowers our associates to make more meaningful contributions within our company and communities. We have made progress in this area, but continue to strive to further diversify our workforce and deepen our culture of inclusion.

Our Belonging & Inclusion Council is a management committee which provides information, ideas and insights from a variety of diverse perspectives to help us foster an inclusive environment for our associates and the communities we serve. In addition, we have several associate development programs that help to create a more inclusive environment by giving associates and other individuals of all backgrounds additional opportunities to succeed and contribute. These programs include:

•Career Acceleration Program - This trainee program introduces participants to the foundations of credit and commercial banking, while allowing them to experience a wide range of assignments by rotating through the various product partners and operational areas of the Company. Upon successful completion of the program, the associate is placed in a role that aligns with their strengths and talents and helps meet the needs of our organization.
•Gateway to a Banking Career - This program provides training for jobs as tellers and customer service representatives, job interview practice and job placement assistance. It is a joint effort with two other St. Louis-based financial institutions. Upon successful completion of the program, participants receive a small stipend and are guaranteed an interview with one of the program sponsors.
•Business Resource Groups - These groups, which are open to all associates, bring together associates with a shared identity, interest or goal to create community and opportunities for improvement and engagement.

Focusing on a Safe and Healthy Workplace. We value our associates and are committed to providing a safe and healthy workplace. Our formal Health & Safety (“HS”) Policy mandates all tasks be conducted in a safe and efficient manner and comply with all local, state, and federal safety and health regulations, and addresses special safety concerns. Our HS Policy encompasses all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage and general safety rules.

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

We face potential risk from changes in governmental monetary and fiscal policies.
Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments, and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. Trade policy, including tariffs and potential trade wars, may affect our clients and the communities in which we operate in unpredictable ways, which could negatively affect our result of operations or cash flows. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.
The high-profile bank failures in the first quarter of 2023 generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. In assessing the failures in 2023, the banking regulators noted that each of the failed banks had a high proportion of deposits that exceeded FDIC deposit insurance limits. The industry has stabilized since these failures and the customer confidence in the safety and soundness of smaller regional banks has improved considerably. Nevertheless, risks remain that customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which impacted our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. The high-profile bank failures of early 2023 highlighted the uncertainty and concern around advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC historically have ensured that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will continue to be successful in restoring customer confidence in regional banks and the banking system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially our results of operations.

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
Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than shareholders. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change, including as a result of changes in U.S. presidential administrations that have different regulatory agendas, and could result in an adverse impact on our results of operations.

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
We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s estimate of probable losses within the existing loan portfolio. The allowance, in the judgment of management, is sufficient to reserve for estimated credit losses and risks inherent in the loan portfolio. We continue to monitor the adequacy of our loan credit allowance and may need to increase it if economic conditions or other factors deteriorate. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for credit losses (i.e., if the allowance for credit losses is inadequate), we may need additional credit loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for credit losses, should they become necessary, would result in a decrease in net income and a reduction in capital, and may have a material adverse effect on our financial condition and results of operations.

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

We may incur impairments to goodwill.
As of December 31, 2024, we had $365 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including a sustained decrease in the market price of our common stock, or reduced future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Declines in asset values may result in impairment charges and adversely impact the value of our investments and our financial performance and capital.
We hold an investment portfolio that includes, but is not limited to, municipal bonds, corporate debt securities, government securities and agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and/or spread, and instability and other factors impacting the capital markets. Any of these factors, among others, could cause realized or unrealized losses in future periods and declines in other comprehensive income (loss), which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining the impairment of a security often requires complex, subjective judgments about whether there has been significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security and other relevant factors.

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
A majority of our loans are to businesses and individuals in the St. Louis, Kansas City, Phoenix, Los Alamos, Albuquerque, Santa Fe, Los Angeles, San Diego, Dallas, and Las Vegas metropolitan areas. These loans are funded by deposits in the same metropolitan areas, in addition to our national deposit verticals. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our clients to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Consequently, a decline in local economic conditions may adversely affect our earnings. The proportion of our deposit account balances that exceed FDIC insurance limits may also expose the Company to enhanced liquidity risk in times of financial distress.

There are material risks involved in commercial lending that could adversely affect our business.
Our business plan calls for continued efforts to increase our assets invested in commercial loans. Our commercial loans include loans secured by real estate (commercial property, construction and land and multi-family residential property). Commercial loans generally involve a higher degree of credit risk than residential mortgage loans due, in part, to their larger average size and less marketable collateral. In addition, unlike residential mortgage loans, commercial loans generally depend on the cash flow of the borrower’s business to service the debt. Adverse economic conditions or other factors affecting our target markets may have a greater adverse effect on us than on other financial institutions that have a more diversified client base. Increases in non-performing commercial loans could result in operating losses, impaired liquidity and erosion of our capital, and could have a material adverse effect on our financial condition and results of operations. Credit market tightening could adversely affect our commercial borrowers through declines in their business activities and adversely impact their overall liquidity through the diminished availability of other borrowing sources or otherwise.

The ability of our borrowers to repay their loans may be adversely affected by an increase in market interest rates which could result in increased credit losses. These increased credit losses, where the Bank has retained credit exposure, could decrease our assets, net income and available cash.
The loans we make to our borrowers often bear interest at a variable interest rate. When market interest rates increase, the amount of revenue borrowers need to service their debt also increases. Some borrowers may be unable to make their debt service payments. As a result, an increase in market interest rates may increase the risk of loan default. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses, and an increase in loan charge-offs, all of these factors could impact allowance, earnings and/or capital levels.

Our loan portfolio includes loans secured by real estate, which could result in increased credit risk.
A portion of our portfolio is secured by real estate, and thus we face a high degree of risk from a downturn in our real estate markets. If real estate values decline in our markets, our ability to recover on defaulted loans for which the primary reliance for repayment is on the real estate collateral by foreclosing and selling that real estate would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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
One of the specialized products we offer is financing whole life insurance premiums utilized in high net worth estate planning. These loans are primarily secured by the insurance policies financed by the loans, i.e., the obligations of the life insurance providers under those policies. Nationally Recognized Statistical Rating Organizations (“NRSROs”) such as Standard & Poor’s, Moody’s and A.M. Best evaluate the life insurance providers that are the payors on the life insurance policies that we finance. The value of our collateral could be materially impaired in the event there are widespread financial difficulties among life insurance providers or the NRSROs downgrade the financial strength ratings or credit ratings of the life insurance providers, indicating the NRSROs’ opinion is the life insurance provider’s ability to meet policyholder obligations is impaired, or the ability of the life insurance provider to meet the terms of its debt obligations is impaired. The value of our collateral is also subject to the risk a life insurance provider could become insolvent. In particular, if one or more large nationwide life insurance providers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn, could negatively impact our ability to expand.

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
We participate in and have previously been an “Allocatee” of the New Markets Tax Credit Program of the U.S. Department of the Treasury Community Development Financial Institutions Fund. Through this program, we provide our allocation to certain projects, which in turn for an equity investment from an investor in the project generate federal tax credits to those investors. This equity, coupled with any debt or equity from the project sponsor is in turn invested in a certified community development entity for a period of at least seven years. Community development entities must use this capital to make loans to, or other investments in, qualified businesses in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their qualified equity investment, credited at a rate of five percent in each of the first three years and six percent in each of the final four years. However, after the exhaustion of all cure periods and remedies, the entire credit is subject to recapture if the certified community development entity fails to maintain its certified status, or if substantially all of the equity investment proceeds associated with the tax credits we allocate are no longer continuously invested in a qualified business that meets the New Markets Tax Credit Program criteria, or if the equity investment is redeemed prior to the end of the minimum seven-year term. As part of these financing transactions, we as the parent to Enterprise Financial CDE, LLC, provide customary indemnities to the tax credit investors, which require us to indemnify and hold harmless the investors in the event a credit recapture event occurs, unless the recapture is a result of action or inaction of the investor. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. If this were to occur, the amount we may be required to pay a bank investor could be substantial and could have a material adverse effect on our results of operations and financial condition.

If we fail to comply with requirements of the federal New Markets Tax Credit program, the U.S. Department of the Treasury Community Development Financial Institutions Fund could seek any remedies available under its Allocation Agreement with us, and we could suffer significant reputational harm and be subject to greater scrutiny from banking regulators.
Because we have been designated as an “Allocatee” under the New Markets Tax Credit Program, we are required to provide allocation fund qualifying projects under the New Markets Tax Credit Program, and we are responsible for monitoring those projects, ensuring their ongoing compliance with the requirements of the New Markets Tax Credit Program and satisfying the various recordkeeping and reporting requirements under the New Markets Tax Credit Program. If we default in our obligations under the New Markets Tax Credit Program, the U.S. Department of the Treasury may revoke our participation in any other CDFI Fund programs, reallocate the New Market Tax Credits that were originally allocated to us, and take any other remedial actions that it is empowered to take under the Allocation Agreement they have entered into with us with respect to the New Markets Tax Credit Program, with the full range of such remedies being unknown. If we were to default under the New Markets Tax Credit Program, we could suffer negative publicity in the communities in which we operate, and we could face greater scrutiny from federal and state bank regulators, especially with regard to our compliance with the CRA. These developments could have a material adverse impact on our reputation, business, and financial condition.

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

In 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. If the proposed rule is finalized as proposed, the Company may be required to classify certain deposits as brokered deposits. Among other changes, this may increase deposit insurance assessments and impact liquidity metrics.

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

Technology is continually changing and we must effectively implement new innovations in providing services to our clients.
The financial services sector is rapidly evolving due to technological innovations, with breakthroughs in areas like artificial intelligence, cloud computing, and other emerging technologies continuously producing new products and services to better serve their clients. In addition to better serving clients, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients using innovative methods, processes and technology to provide products and services that will satisfy client demands for convenience as well as to add efficiencies in our operations as we continue to grow and expand our market areas. Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture, that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

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
Information security, including cybersecurity, is a high priority for us. Recent highly publicized material events have highlighted the importance of cybersecurity, including cyberattacks against other financial institutions, governmental agencies, and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by “ransomware.” A successful cyberattack could materially and adversely affect the Bank’s reputation and/or impair its ability to provide services to its clients. As risks associated with cybersecurity threats have and continue to evolve and become more sophisticated, including as a result of artificial intelligence, we have expended, and may in the future expend, significant resources to implement technologies and various response and recovery plans and procedures as part of our information security program. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any material failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of client business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

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
On October 11, 2024, we replaced our core operating systems, including those for loans, deposits, financials and other ancillary systems (collectively referred to as “core system”). We use the core system to track client relationships and accounts and report financial information. The core system is integrated with various other applications that are used to service client requests by Bank personnel or directly by clients (such as online and mobile banking). Changing the core system subjects us to operational risks, including disruptions to technology systems, which may adversely impact our clients. We have documented plans, policies and procedures designed to prevent or limit the risks of a failure during and after the conversion of our core system. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be timely and adequately remediated. The ultimate impact of any adverse development could damage our reputation, result in a loss of client business, subject us to regulatory scrutiny, or expose it to civil litigation and possibly financial liability, any of which could have a material effect on our business, financial condition, and results of operations.

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

The risks associated with climate change, and the legislative and regulatory responses, are evolving, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Governance
Our Information Security (“IS”) Program consists of policies, procedures and guidelines to ensure the security, availability and confidentiality of client information. The IS Program is led by our Chief Information Security Officer (“CISO”) under the direction of the Chief Administrative Officer and is subject to additional management oversight by our Operations Technology Committee. The CISO has over 20 years of experience in cybersecurity and is a licensed attorney in both Missouri and Illinois. He currently holds multiple professional security certifications that include ISC2 Certified Information System Security Professional and Certified Cloud Security Professional, ISACA Certified Information Security Manager and EC-Council Certified Ethical Hacker. The Chief Administrative Officer is a licensed CPA in the state of Missouri. Prior to his appointment as Chief Administrative Officer, he served at Enterprise in senior finance roles within the Company, including Senior Vice President and Controller, and Chief Financial Officer of Enterprise Bank & Trust. The Operations Technology Committee is a management committee with overall responsibility for monitoring the systems, policies and procedures for our loan, deposit and wealth management business operations. This includes the framework used to identify and prevent cyberattacks or breaches. The Operations Technology Committee chair reports committee activities into the Risk Committee of the Board. Additionally, the CISO is a member of this committee, as well as the Risk Oversight and Sustainability Committees, and advises these committees on risks and opportunities related to information security, including data privacy.

The Risk Committee of the Board oversees the IS Program in the following ways: (a) monitors and oversees the Company’s business and information technology operations necessary for its business plan, including projected growth, technology capacity, planning, operational execution, product development and management capacity, (b) reviews the Company’s framework to prevent, detect, and respond to cyberattacks or breaches, as well as identifying areas of concern regarding possible vulnerabilities and best practices to secure points of vulnerability, and reviews policies pertaining to information security and cyber threats, taking into account the potential for external threats, internal threats, and threats arising from transactions with trusted third parties and vendors, and (c) reviews the Company’s incident response, business continuity and disaster recovery planning and preparedness including processes, policies and procedures that are related to preparing for recovery or continuation of technology infrastructure which are vital to the Company. As part of the Board’s oversight, the Board receives quarterly IS reports and updates from the Chief Information Officer (“CIO”) and CISO. At least annually, our Board also receives IS reports from the CISO which summarize new and emerging cybersecurity trends, trends in type, frequency and origination of attacks, and the effectiveness of our IS Program in mitigating cybersecurity threats. In the event of an information security incident, our Incident Response Plan clarifies the steps for escalation according to the severity of the attack.

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

We may face cybersecurity risks in connection with our normal business that could have a material adverse effect on our business strategy, results of operations, financial condition, or reputation. Although such risks have not materially affected us, we have experienced, and may continue to experience, cyber incidents during our normal course of business. For further discussion about these risks, see “Item 1A. Risk Factors - Technology and Cybersecurity Risks.”

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

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri, 63105. As of December 31, 2024, we utilized banking locations and administrative offices throughout our market areas of Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico. Additionally, the Company has a limited network of loan production offices and deposit production offices in various other states. We own or lease our facilities and believe all of our properties are in good condition to meet our business needs.

ITEM 3: LEGAL PROCEEDINGS

The Company is, from time to time, a party to various legal proceedings arising out of its businesses. Management believes there are no such legal proceedings pending or threatened against the Company in the ordinary course of business, directly, indirectly, or in the aggregate that, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company.

For more information on our legal proceedings, see “Item 8. Note 13 – Litigation and Other Contingencies” in this Annual Report on Form 10-K.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock
The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “EFSC.” As of February 26, 2025, the Company had 1,523 registered shareholders of common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividends
The Company paid quarterly cash dividends on common shares in each of 2024, 2023 and 2022 and anticipates continuing to pay comparable dividends. Total dividends paid per common share were $1.06 in 2024, $1.00 in 2023 and $0.90 in 2022. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders.

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

Recent Sales of Unregistered Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
October 1, 2024 through October 31, 2024	77,256	$50.59	77,256	1,502,495
November 1, 2024 through November 30, 2024	32,000	52.64	32,000	1,470,495
December 1, 2024 through December 31, 2024	97,273	57.17	97,273	1,373,222
Total	206,529	$54.01	206,529

(a) In May 2022, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common stock from December 31, 2019 through December 31, 2024. The graph compares the Company’s common stock with the Nasdaq Composite Index (U.S. companies) and the S&P Regional Banks Select Industry Index.

The graph assumes an investment of $100.00 in the Company’s common stock and each index at the respective closing price on December 31, 2019 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

Total Return Performance
250
200
150
100
50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Enterprise Financial Services Corp
Nasdaq Composite Index
S&P Regional Banks Select Industry Index

	Period Ending December 31,
Index	2019	2020	2021	2022	2023	2024
Enterprise Financial Services Corp	$100.00	$74.17	$101.53	$107.65	$100.47	$129.91
Nasdaq Composite Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
S&P Regional Banks Select Industry Index	$100.00	$92.90	$129.98	$110.80	$102.56	$122.17

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company by focusing on changes in certain key measures from year to year. It should be read in conjunction with the Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1. A detailed discussion comparing 2023 and 2022 results is incorporated herein by reference to Item 7 of the Company’s 2023 Annual Report on Form 10-K filed on February 26, 2024.

Executive Summary
Our Company offers a broad range of business and personal banking services including wealth management. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, specialty, and other loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

The Company’s financial condition, operating results and liquidity in 2024 continued to be impacted by monetary policy actions. The Federal Reserve decreased the target federal funds rate 100 basis points in the fourth quarter 2024, following a 100 basis point increase in 2023. The Federal Reserve has begun to loosen its monetary policy, but has indicated it will continue to reduce its balance sheet namely through a reduction in bond holdings. These actions represent the Federal Reserve’s response to an environment of high inflation and elevated interest rates following a period of highly expansionary fiscal support from the federal government during the COVID-19 pandemic in 2020-2021.

Financial Performance Highlights
Below are highlights of our financial performance for the years ended December 31, 2024, 2023 and 2022.

($ in thousands, except per share data)	At or for the year ended December 31,
	2024	2023	2022
EARNINGS
Total interest income	$851,051	$764,919	$515,082
Total interest expense	282,955	202,327	41,179
Net interest income	568,096	562,592	473,903
Provision (benefit) for credit losses	21,508	36,605	(611)
Net interest income after provision (benefit) for credit losses	546,588	525,987	474,514
Total noninterest income	69,703	68,725	59,162
Total noninterest expense	385,047	348,186	274,216
Income before income tax expense	231,244	246,526	259,460
Income tax expense	45,978	52,467	56,417
Net income	$185,266	$194,059	$203,043
Preferred dividends	3,750	3,750	4,041
Net income available to common shareholders	$181,516	$190,309	$199,002

Basic earnings per share	$4.86	$5.09	$5.32
Diluted earnings per share	$4.83	$5.07	$5.31

Return on average assets	1.25%	1.41%	1.52%
Adjusted return on average assets[1]	1.26%	1.41%	1.52%
Return on average common equity	10.60%	12.27%	13.95%
Adjusted return on average common equity[1]	10.71%	12.35%	13.95%
Return on average tangible common equity[1]	13.58%	16.25%	19.10%
Adjusted return on average tangible common equity[1]	13.71%	16.35%	19.10%
Net interest margin (fully tax equivalent)	4.16%	4.43%	3.89%
Efficiency ratio	60.37%	55.15%	51.44%
Core efficiency ratio[1]	58.42%	53.42%	49.77%
Common dividend payout ratio[2]	21.95%	19.72%	16.95%
Book value per common share	$47.37	$43.94	$38.93
Tangible book value per common share[1]	$37.27	$33.85	$28.67
Average common equity to average assets	11.54%	11.24%	10.71%
Tangible common equity to tangible assets[1]	9.05%	8.96%	8.43%

ASSET QUALITY
Net charge-offs	$17,450	$38,044	$3,899
Nonperforming loans	42,687	43,728	9,981
Nonaccrual loans	42,667	43,181	9,766
Classified assets	193,838	185,389	99,122
Total assets	15,596,431	14,518,590	13,054,172
Total loans	11,220,355	10,884,118	9,737,138
Classified assets to total assets	1.24%	1.28%	0.76%
Nonperforming loans to total loans	0.38%	0.40%	0.10%
Nonperforming assets to total assets	0.30%	0.34%	0.08%
ACL on loans to total loans	1.23%	1.24%	1.41%
Net charge-offs to average loans	0.16%	0.37%	0.04%
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”
2Common dividends per share divided by diluted earnings per share.

The Company noted the following trends during 2024:

•The Company reported net income of $185.3 million, or $4.83 per diluted share for 2024, compared to $194.1 million, or $5.07 per diluted share for 2023. PPNR1 for 2024 was $255.2 million, compared to $284.8 million in 2023. PPNR ROAA1 for 2024 and 2023 was 1.72% and 2.06%, respectively. The decrease in PPNR1 and PPNR ROAA1 was primarily due to increases in employee compensation and benefits, deposit costs, and expenses incurred in connection with the core system conversion, partially offset by an increase in operating revenue. Offsetting the decrease in PPNR1 and PPNR ROAA1 was a $15.1 million decrease in the provision for credit losses in 2024 compared to 2023, due to an improvement in overall asset quality.

•NIM decreased to 4.16% in 2024, from 4.43% in 2023, primarily due to the impact of higher interest expense on the deposit portfolio from an increase in deposit rates and average balances. The total cost of deposits was 2.12% in 2024 compared to 1.58% in 2023. Offsetting the decline in NIM was a $995.0 million increase in average interest earning assets, which resulted in total net interest income of $568.1 million, a $5.5 million increase over the prior year.
•Noninterest income was $69.7 million, an increase of $1.0 million from $68.7 million in 2023. Noninterest expense was $385.0 million in 2024, an 11% increase from $348.2 million in 2023. The increase in noninterest expense was primarily from higher customer deposit servicing costs due to higher average balances and an increase in earnings credit rates, an increase in compensation due to the recruitment of new relationship bankers and annual merit increases, and expenses related to the core system conversion. The core efficiency ratio1 was 58.4% in 2024, compared to 53.4% in 2023.

•The Company’s effective tax rate was 19.9% in 2024 compared to 21.3% in 2023.

2024 Financial Highlights
During 2024, we announced the following significant transactions:

•The Company had a return on average assets of 1.25%. This drove a 10.1% increase in tangible book value per share in 2024.

•Dividends paid in 2024 of $1.06 per share increased $0.06 per share, or 6%, compared to $1.00 per share in 2023.

•The Company repurchased 626,778 of its common shares at a weighted-average share price of $46.95.

•In the fourth quarter 2024, the Company successfully completed the conversion of its legacy core system into a new core banking platform.

2023 Financial Highlights
During 2023, we announced the following significant transactions:

•Dividends paid in 2023 of $1.00 per share increased $0.10 per share, or 11%, compared to $0.90 per share in 2022.

•The process of converting to a leading core operating system was initiated.

1 PPNR, PPNR ROAA, and the core efficiency ratio are non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis. Average balances are presented on a daily average basis.

	Year ended December 31,
	2024			2023			2022
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$10,990,774	$755,448	6.87%	$10,324,951	$688,439	6.67%	$9,193,682	$456,703	4.97%
Taxable securities	1,512,132	53,167	3.52	1,320,664	40,920	3.10	1,228,514	29,638	2.41
Non-taxable securities[2]	1,000,558	31,963	3.19	970,888	30,209	3.11	872,173	25,184	2.89
Total securities	2,512,690	85,130	3.39	2,291,552	71,129	3.10	2,100,687	54,822	2.61
Interest-earning deposits	368,221	18,918	5.14	260,214	13,430	5.16	1,074,165	10,599	0.99
Total interest-earning assets	13,871,685	859,496	6.20	12,876,717	772,998	6.00	12,368,534	522,124	4.22

Noninterest-earning assets	970,005			928,519			951,090
Total assets	$14,841,690			$13,805,236			$13,319,624

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,033,616	$76,932	2.54%	$2,559,238	$46,976	1.84%	$2,318,363	$7,038	0.30%
Money market accounts	3,494,497	127,651	3.65	3,043,794	92,976	3.05	2,781,579	19,306	0.69
Savings accounts	567,147	1,261	0.22	668,368	975	0.15	819,043	305	0.04
Certificates of deposit	1,371,009	58,764	4.29	1,198,551	42,796	3.57	569,272	3,509	0.62
Total interest-bearing deposits	8,466,269	264,608	3.13	7,469,951	183,723	2.46	6,488,257	30,158	0.46
Subordinated debentures and notes	156,260	10,497	6.72	155,702	9,781	6.28	155,160	9,166	5.91
FHLB advances	30,363	1,691	5.57	54,615	2,752	5.04	33,467	599	1.79
Securities sold under agreements to repurchase	164,959	5,667	3.44	168,745	3,647	2.16	211,039	506	0.24
Other borrowings	37,833	492	1.30	71,738	2,424	3.38	22,812	750	3.29
Total interest-bearing liabilities	8,855,684	282,955	3.20	7,920,751	202,327	2.55	6,910,735	41,179	0.60
Noninterest-bearing liabilities:
Demand deposits	4,042,368			4,131,163			4,805,549
Other liabilities	159,463			130,201			104,581
Total liabilities	13,057,515			12,182,115			11,820,865
Shareholders' equity	1,784,175			1,623,121			1,498,759
Total liabilities & shareholders' equity	$14,841,690			$13,805,236			$13,319,624
Net interest income		$576,541			$570,671			$480,945
Net interest spread			3.00%			3.45%			3.62%
Net interest margin (tax equivalent)			4.16%			4.43%			3.89%
1Average balances include non-accrual loans. Interest income includes net loan fees of $9.6 million, $13.8 million, and $16.7 million for the years ended December 31, 2024, 2023, and 2022 respectively. Loan fees in 2022 included Paycheck Protection Program fees of $4.1 million.

2Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $8.4 million, $8.1 million, and $7.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2024 compared to 2023			2023 compared to 2022
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$45,473	$21,536	$67,009	$61,460	$170,276	$231,736
Taxable securities	6,347	5,900	12,247	2,355	8,927	11,282
Non-taxable securities[3]	936	818	1,754	2,981	2,045	5,026
Interest-earning deposits	5,549	(61)	5,488	(13,192)	16,023	2,831
Total interest-earning assets	58,305	28,193	86,498	53,604	197,271	250,875

Interest paid on:
Interest-bearing demand accounts	$9,794	$20,162	$29,956	$805	$39,133	$39,938
Money market accounts	14,928	19,747	34,675	1,987	71,683	73,670
Savings	(165)	451	286	(66)	736	670
Certificates of deposit	6,674	9,294	15,968	7,363	31,924	39,287
Subordinated debentures and notes	35	681	716	32	583	615
FHLB advances	(1,326)	265	(1,061)	555	1,599	2,154
Securities sold under agreements to repurchase	(84)	2,104	2,020	(126)	3,268	3,142
Other borrowed funds	(839)	(1,093)	(1,932)	1,729	(56)	1,673
Total interest-bearing liabilities	29,017	51,611	80,628	12,279	148,870	161,149
Net interest income	$29,288	$(23,418)	$5,870	$41,325	$48,401	$89,726

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

Net interest income (on a tax equivalent basis) was $576.5 million for 2024, compared to $570.7 million for 2023, an increase of $5.9 million. The increase in net interest income in 2024 was primarily due to a higher average yield on interest earning assets and organic loan growth, which was partially offset by an increase in the average cost paid on interest bearing liabilities.

Total tax equivalent interest income increased $86.5 million in 2024 primarily due to a $67.0 million increase in loan interest income. The increase was primarily due to an increase in average loan balances of $665.8 million during the year. In addition, the loan yield increased 20 basis points from 6.67% in 2023 to 6.87% in 2024. Tax equivalent interest income on securities (taxable and non-taxable) in 2024 increased $14.0 million from 2023, primarily due to increases of $7.3 million in interest income on average balances and $6.7 million in yield. Average securities represented 18% of earnings assets in both 2024 and 2023.

Overall, average interest-earning assets increased $995.0 million, or 8%, to $13.9 billion for the year ended December 31, 2024, primarily due to success in growing the deposit portfolio. The loan portfolio expanded and excess liquidity was deployed into the investment portfolio and other interest-earning assets. Volume growth of the balance sheet drove an increase in interest income on earning assets of $58.3 million, while higher loan and securities yields drove interest income on interest-earning assets up by $28.2 million in 2024 compared to 2023.

Total interest expense increased $80.6 million in 2024 primarily due to increased deposit interest expense. The increase in deposit interest expense reflects higher rates paid on deposits, as well as successful marketing efforts that increased average deposits. Remixing of the deposit portfolio from noninterest-bearing and lower cost accounts into higher cost accounts contributed to the increase in deposit interest expense in 2024. Total average interest-bearing deposits increased to $8.5 billion, an increase of $996.3 million, or 13%, in 2024 over the average for 2023. Average noninterest-bearing deposits declined $88.8 million, or 2%, in 2024 compared to the average for 2023. Average noninterest-bearing deposits represented 31% of total average deposits in 2024, compared to 36% in 2023. Overall, average interest-bearing liabilities increased $934.9 million, or 12%, for the year ended December 31, 2024. The shift in volume from noninterest-bearing deposit accounts into higher cost deposit accounts increased interest expense in 2024 by $29.0 million, while the increase in the average cost of interest-bearing liabilities increased interest expense $51.6 million in 2024.

The tax-equivalent net interest margin was 4.16% for 2024, compared to 4.43% for 2023. The primary driver of the decrease in net interest margin from 2023 to 2024 was higher interest expense on the deposit portfolio. In 2023, the Federal Reserve increased interest rates three times for a total of 100 basis points. In the fourth quarter 2024, the Federal Reserve lowered the federal funds target rate by 100 basis points. As of December 31, 2024, variable-rate loans comprised approximately 60% of total loans. The earning-asset yield increased 20 basis points to 6.20% in 2024, compared to 6.00% in 2023. Comparatively, the cost of interest-bearing liabilities increased 65 basis points to 3.20%, from 2.55% in 2023.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for each of the years in the three-year period ended December 31, 2024:

	Year ended December 31,			Change from
($ in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Service charges on deposit accounts	$18,344	$16,559	$18,326	$1,785	$(1,767)
Wealth management revenue	10,452	10,030	10,010	422	20
Card services revenue	9,966	10,028	11,551	(62)	(1,523)
Tax credit income	8,954	9,196	2,558	(242)	6,638
Other income	21,987	22,912	16,717	(925)	6,195
Total noninterest income	$69,703	$68,725	$59,162	$978	$9,563

Noninterest income increased $1.0 million, or 1%, in 2024 compared to 2023. This increase was primarily due to a $1.8 million increase in service charges on deposit accounts, partially offset by a $0.9 million decrease in other income. Other income decreased primarily due to lower private equity and community development income ($3.1 million) and gains on the sale of SBA loans ($0.6 million), offset by an increase in gains on sale of other real estate owned ($2.9 million). Private equity and community development income are not consistent sources of income and fluctuate based on distributions and earnings from the underlying funds. In 2024, the Company sold the guaranteed portion of SBA 7(a) loans of $23.1 million for a gain of $1.4 million, compared to $42.1 million and $2.0 million, respectively, in 2023.

Noninterest Expense
The following table presents a comparative summary of the components of noninterest expense:

	Year ended December 31,			Change from
($ in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Employee compensation and benefits	$182,713	$164,566	$147,029	$18,147	$17,537
Deposit costs	88,645	72,293	31,082	16,352	41,211
Occupancy	17,231	16,526	17,640	705	(1,114)
Data processing	19,671	15,196	13,513	4,475	1,683
Professional fees	6,257	5,719	7,079	538	(1,360)
Other expenses	70,530	73,886	57,873	(3,356)	16,013
Total noninterest expense	$385,047	$348,186	$274,216	$36,861	$73,970

Efficiency ratio	60.37%	55.15%	51.44%	5.22%	3.71%
Core efficiency ratio[1]	58.42%	53.42%	49.77%	5.00%	3.65%

1 A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense increased $36.9 million, or 11%, in 2024 compared to 2023. The increase was attributed primarily to an increase in compensation and benefits due to annual merit increases and the recruitment of new relationship bankers, a $16.4 million increase in deposit costs, and a $4.5 million increase in data processing primarily related to the core system conversion. The total cost of the core conversion in noninterest expense was $4.9 million in 2024. For certain deposit accounts in the Company’s deposit verticals, clients receive an earnings credit on average collected balances that may be used to offset expenses associated with the client’s activities for managing the accounts. These costs are reflected in noninterest expense as Deposit costs. The increase in deposit costs in 2024 is due to organic growth in the deposit verticals and an increase in market interest rates that increased the earnings credit rate and related expenses for those accounts. Average balances in the deposit verticals were approximately $3.1 billion and $2.6 billion, resulting in an average deposit vertical cost of 2.82% and 2.75% for 2024 and 2023, respectively.

Income Taxes
The Company’s blended federal and state tax rate was approximately 24.8% in 2024 and 2023. The effective tax rate, which is adjusted for permanent differences, such as tax exempt income and tax credits, was 19.9% in 2024 compared to 21.3% in 2023. The effective tax rate decrease was driven by tax credit opportunities the Company has deployed as part of its tax planning strategy. See “Item 8. Note 16 – Income Taxes” for additional information.

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cash and cash equivalents	$764,170	$433,029	$291,359	76.47%	48.62%
Securities	2,791,205	2,368,707	2,245,722	17.84%	5.48%
Loans	11,220,355	10,884,118	9,737,138	3.09%	11.78%
Assets	15,596,431	14,518,590	13,054,172	7.42%	11.22%
Deposits	13,146,492	12,176,371	10,829,150	7.97%	12.44%
Liabilities	13,772,429	12,802,522	11,531,909	7.58%	11.02%
Shareholders’ equity	1,824,002	1,716,068	1,522,263	6.29%	12.73%

The table below represents the summary balance sheet shown as a percentage of account class (total assets, total liabilities or total shareholders’ equity), as applicable:

	December 31,
	2024	2023	2022
Cash and cash equivalents to total assets	4.90%	2.98%	2.23%
Securities to total assets	17.90%	16.31%	17.20%
Loans to total assets	71.94%	74.97%	74.59%
Deposits to total liabilities	95.46%	95.11%	93.91%

Assets
Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector other than those noted in the table of loans by NAICS code below; however, a substantial portion of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table sets forth the composition of the loan portfolio by type of loans:

	December 31,
($ in thousands)	2024	2023
Commercial and industrial	$4,716,689	$4,672,559
Commercial real estate - investor owned	2,606,964	2,451,953
Commercial real estate - owner occupied	2,367,823	2,351,618
Construction and land development	891,059	760,425
Residential real estate	359,263	372,188
Other	278,557	275,375
Total loans	$11,220,355	$10,884,118

	December 31,
	2024	2023
Commercial and industrial	42.0%	42.9%
Commercial real estate - investor owned	23.2%	22.5%
Commercial real estate - owner occupied	21.1%	21.6%
Construction and land development	8.0%	7.1%
Residential real estate	3.2%	3.4%
Other	2.5%	2.5%
Total loans	100.0%	100.0%

C&I loans are made based on the borrower’s ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.

The Company continues to focus on originating high-quality C&I loan relationships as they allow for cross selling opportunities involving other banking products. Our specialized products, especially sponsor finance, life insurance premium financing, and tax credit lending, consist of primarily C&I loans, and have contributed significantly to the Company’s C&I loan growth. These loans are sourced through relationships developed with wealth and estate planning firms, private equity funds and tax credit specialists and are not bound geographically to our markets. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets.

Real estate loans place an emphasis on the estimated cash flows from the operation of the property and/or the underlying collateral value.

•Our commercial real estate loans, including investor-owned and owner-occupied categories, primarily represent commercial property loans on which the primary source of repayment is income from the property for investor-owned and the operating business for owner-occupied. These loans are principally underwritten based on the cash flow coverage of the property, the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit. The Company also maintains standards for amortization and maturity terms. Commercial real estate loans also represent owner-occupied C&I loans for which the primary source of repayment is dependent on sources other than the underlying collateral. In an effort to mitigate credit risk, the Company routinely reviews its loan portfolio for various concentrations. Annually, management prepares an assessment of credit risk in the various loan portfolios, with a significant portion of the commercial loan portfolio subject to review. These reviews consider the Company’s collateral position as well as exposure to a given industry sector. The Company performs site visits as part of the underwriting process, in addition to stress tests for vacancy, rental and interest rates on certain property types. The Company believes that the loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry, geography or devaluation of a specific collateral type.

•Construction and land development loans relating primarily to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. At December 31, 2024, $334.2 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function.

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

The following table presents a breakdown of loans by NAICS code at the periods indicated:

	December 31,
	2024		2023
($ in thousands)	Outstanding Balance	%	Outstanding Balance	%
Accommodation and Food Services	$1,052,105	9%	$975,357	9%
Administrative and Support and Waste Management and Remediation Services	207,003	2%	215,733	2%
Agriculture, Forestry, Fishing and Hunting[1]	141,339	1%	229,719	2%
Arts, Entertainment, and Recreation	139,256	1%	125,487	1%
Construction	584,421	5%	692,403	6%
Educational Services	49,942	NM	54,044	1%
Finance and Insurance	2,252,420	20%	2,005,183	18%
Health Care and Social Assistance	612,767	5%	551,979	5%
Information	68,839	1%	97,052	1%
Management of Companies and Enterprises	91,890	1%	88,079	1%
Manufacturing	750,480	7%	704,750	7%
Mining, Quarrying, and Oil and Gas Extraction	5,494	NM	32,024	NM
Other Services (except Public Administration)	556,325	5%	588,449	5%
Professional, Scientific, and Technical Services	311,160	3%	326,176	3%
Public Administration	11,889	NM	13,774	NM
Real Estate and Rental and Leasing	2,904,153	26%	2,766,754	25%
Retail Trade	561,932	5%	513,763	5%
Transportation and Warehousing	286,906	3%	284,706	3%
Utilities	7,139	NM	15,853	NM
Wholesale Trade	517,761	5%	535,666	5%
Other	107,134	1%	67,167	1%
Total Loans	$11,220,355	100%	$10,884,118	100%

[1]Includes $54.2 million and $95.0 million in animal production at December 31, 2024, and 2023, respectively and $69.4 million and $113.8 million in crop production at December 31, 2024, and 2023, respectively.

At December 31, 2024 and 2023, the Company had an agricultural loan portfolio of $121.8 million and $229.7 million, respectively. The Company continues to wind down this portfolio over time as the loans mature or pay down. The Company does not intend to enter into new agricultural loans.

The following table presents a breakdown of commercial & industrial loans by size at the periods indicated:

	December 31,
	2024			2023
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,582	$864,511	$335	2,466	$850,849	$345
$2-5 million	343	1,114,922	3,251	339	1,114,522	3,288
$5-10 million	145	1,001,137	6,904	139	984,795	7,085
>$10 million	95	1,736,119	18,275	97	1,722,393	17,757
Total	3,165	$4,716,689	$1,490	3,041	$4,672,559	$1,537

The following table presents a breakdown of commercial real estate loans (investor owned and owner occupied) by size at the periods indicated:

	December 31,
	2024			2023
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,958	$1,792,813	$606	3,133	$1,867,452	$596
$2-5 million	443	1,363,797	3,079	413	1,265,659	3,065
$5-10 million	114	765,059	6,711	118	793,837	6,727
>$10 million	65	1,053,118	16,202	57	876,623	15,379
Total	3,580	$4,974,787	$1,390	3,721	$4,803,571	$1,291

The Company had $513.7 million and $482.0 million of investor owned office real estate loans as of December 31, 2024 and 2023, respectively. The Company also had $322.5 million and $271.8 million of multifamily commercial real estate loans as of December 31, 2024 and 2023, respectively.

The following table presents a breakdown of construction loans by size at the periods indicated:

	December 31,
	2024			2023
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	303	$128,236	$423	355	$143,461	$404
$2-5 million	52	162,936	3,133	60	190,857	3,181
$5-10 million	27	201,108	7,448	23	160,228	6,966
>$10 million	25	398,779	15,951	17	265,879	15,640
Total	407	$891,059	$2,189	455	$760,425	$1,671

The following table presents a breakdown of residential loans by size at the periods indicated:

	December 31,
	2024			2023
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,000	$275,321	$138	2,130	$284,594	$134
$2-5 million	19	62,409	3,285	18	58,337	3,241
$5-10 million	3	21,533	7,177	4	29,257	7,314
Total	2,022	$359,263	$178	2,152	$372,188	$173

The following table presents a breakdown of other loans by size at the periods indicated:

	December 31,
	2024			2023
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	1,023	$92,471	$90	1,171	$105,759	$90
$2-5 million	20	65,074	3,254	18	60,801	3,378
$5-10 million	6	38,714	6,453	7	44,593	6,370
>$10 million	4	82,298	20,574	4	64,222	16,056
Total	1,053	$278,557	$265	1,200	$275,375	$229

The following table presents a breakdown of total loans by geographic region at the periods indicated:

	December 31,
($ in thousands)	2024	2023
Midwest	$3,201,313	$3,338,308
Southwest	1,784,824	1,565,852
West	1,855,380	1,813,239
Specialty and other loans	4,378,838	4,166,719
Total	$11,220,355	$10,884,118

The following table presents a breakdown of total loans by MSA, excluding specialty and other loans, at the periods indicated:

	December 31,
($ in thousands)	2024	2023
St. Louis, MO-IL MSA	$2,225,856	$2,382,192
Los Angeles-Long Beach-Santa Ana, CA MSA	1,557,990	1,561,720
Phoenix-Mesa-Scottsdale, AZ MSA	993,239	899,768
Kansas City, MO-KS MSA	975,457	953,557
San Diego-Carlsbad-San Marcos, CA MSA	297,359	234,808
Dallas-Fort Worth-Arlington, TX MSA	185,242	155,459
Albuquerque, NM MSA	211,642	183,813
Santa Fe, NM MSA	151,883	167,321
Las Vegas-Paradise, NV MSA	165,485	83,737
All other MSAs	77,364	95,024
Specialty and other loans	4,378,838	4,166,719
Total	$11,220,355	$10,884,118

Loan guarantees, primarily on SBA 7(a) loans, totaled $947.7 million and $932.1 million at December 31, 2024 and 2023, respectively.

The following table sets forth additional information on certain categories of loans that are included in total loans above at the periods indicated:

($ in thousands)	December 31, 2024	December 31, 2023	Increase (decrease)
SBA loans	1,298,007	1,281,632	16,375	1%
Sponsor finance	782,722	872,264	(89,542)	(10)%
Life insurance premium finance	1,114,299	956,162	158,137	17%
Tax credits	760,229	734,594	25,635	3%

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

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2024, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

The following table presents the maturity distribution of loans at December 31, 2024 categorized by fixed or variable interest rates, net of unearned loan fees:

($ in thousands)	Due in One Year or Less (1)	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total	Percent of Total Loans
Fixed Rate Loans
Commercial and industrial	$107,243	$592,690	$591,926	$12,247	$1,304,106	12%
Real estate:
Commercial	394,125	1,823,671	343,165	180,183	2,741,144	24%
Construction and land development	20,706	129,788	15,133	2,925	168,552	2%
Residential	28,007	88,772	13,384	22,411	152,574	1%
Other	928	53,078	77,201	36,309	167,516	1%
Total	$551,009	$2,687,999	$1,040,809	$254,075	$4,533,892	40%
Variable Rate Loans
Commercial and industrial	$1,258,702	$1,935,810	$211,279	$6,792	$3,412,583	30%
Real estate:
Commercial	229,130	419,591	386,634	1,198,288	2,233,643	20%
Construction and land development	372,803	171,872	97,920	79,912	722,507	7%
Residential	34,294	23,049	58,288	91,058	206,689	2%
Other	52,632	13,054	45,237	118	111,041	1%
Total	$1,947,561	$2,563,376	$799,358	$1,376,168	$6,686,463	60%
Total Loans
Commercial and industrial	$1,365,945	$2,528,500	$803,205	$19,039	$4,716,689	42%
Real estate:
Commercial	623,255	2,243,262	729,799	1,378,471	4,974,787	44%
Construction and land development	393,509	301,660	113,053	82,837	891,059	9%
Residential	62,301	111,821	71,672	113,469	359,263	3%
Other	53,560	66,132	122,438	36,427	278,557	2%
Total	$2,498,570	$5,251,375	$1,840,167	$1,630,243	$11,220,355	100%

(1) Includes loans with no stated maturity and overdraft lines of credit.

The majority of variable loans are based on the prime rate or SOFR. At December 31, 2024, $4.6 billion or 68% of variable rate loans were subject to an interest rate floor. Most variable rate loan originations have one-to three-year maturities. Management monitors this mix as part of its interest rate risk management. The Company has also entered into interest rate hedges to reduce the cash flow impact of changes in interest rates on the variable rate loan portfolio. These hedges, which include interest rate swaps and collars, had a notional amount of $400.0 million and $350.0 million at December 31, 2024 and 2023, respectively. See “Interest Rate Risk” of this MD&A section for additional information.

Provision and Allowance for Credit Losses

The following table presents the components of the provision for credit losses for the periods indicated:

	December 31,
($ in thousands)	2024	2023
Provision for credit losses on loans	$20,629	$35,883
Provision for available-for-sale securities	—	4,281
Benefit for off-balance sheet commitments	(586)	(5,450)
Provision / (Benefit) for held-to-maturity securities	(528)	50
Charge-offs of accrued interest	1,993	1,841
Provision for credit losses	$21,508	$36,605

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

The CECL methodology requires economic forecasts to be factored into determining estimated losses. As a result, CECL is designed to typically require a higher level of provision at the start of an economic downturn. The decrease in the provision for credit losses in 2024 was primarily due to improved credit quality, including a reduction in net charge-offs. The higher provision for credit losses in the prior year was primarily due to loan growth, net charge-offs and the increase in nonperforming loans. The provision for credit losses in 2023 also included the impact of the impairment of an available-for-sale investment security, related to a subordinated debt security in a publicly-traded bank that failed in the first quarter of 2023.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The following table summarizes the allocation of the ACL on loans:

	December 31,
($ in thousands)	2024		2023
Balance at End of Period Applicable to:	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and industrial	$63,231	42.1%	$58,886	42.9%
Real estate:
Commercial	54,617	44.3%	54,685	44.1%
Construction and land development	9,837	8.0%	10,198	7.0%
Residential	6,534	3.2%	6,142	3.4%
Other	3,731	2.4%	4,860	2.6%
Total allowance	$137,950	100.0%	$134,771	100.0%

The allowance for credit losses was 1.23% of total loans at December 31, 2024, compared to 1.24%, and 1.41%, at December 31, 2023 and 2022, respectively. The decrease in the allowance to total loans ratio in 2024 compared to 2023 was primarily due to a shift in the mix of the loan portfolio to categories with lower reserve requirements, improvement in the economic forecast and net loan charge-offs of $17.5 million.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	December 31,
	2024			2023
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
Commercial and industrial	$10,425	$5,602,957	0.19%	$33,257	$4,247,091	0.78%
Real estate:
Commercial	3,510	3,934,764	0.09%	4,446	4,712,037	0.09%
Construction and land development	3,125	792,854	0.39%	(54)	712,578	(0.01)%
Residential	(264)	352,754	(0.07)%	(323)	362,641	(0.09)%
Other	654	306,583	0.21%	718	290,054	0.25%
Total	$17,450	$10,989,912	0.16%	$38,044	$10,324,401	0.37%
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

	December 31,
($ in thousands)	2024	2023
Non-accrual loans	$42,667	$43,181
Loans past due 90 days or more and still accruing interest	20	547
Total nonperforming loans	42,687	43,728
Other real estate	3,955	5,736
Total nonperforming assets	$46,642	$49,464

Total assets	$15,596,431	$14,518,590
Total loans	11,220,355	10,884,118
Total allowance for credit losses	137,950	134,771

ACL to nonaccrual loans	323%	312%
ACL to nonperforming loans	323%	308%
ACL to total loans	1.23%	1.24%
Nonaccrual loans to total loans	0.38%	0.40%
Nonperforming loans to total loans	0.38%	0.40%
Nonperforming assets to total assets	0.30%	0.34%

Nonperforming loans based on loan type were as follows:

($ in thousands)	December 31, 2024		Number of loans	December 31, 2023		Number of loans
Commercial and industrial	$15,821	37%	23	$7,756	18%	15
Commercial real estate	25,096	59%	33	33,739	77%	27
Construction and land development	1,503	3%	2	1,269	3%	3
Residential real estate	258	1%	1	959	2%	1
Other	9	NM	4	5	—%	2
Total	$42,687	100%	63	$43,728	100%	48

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
($ in thousands)	2024	2023
Nonperforming loans, beginning of period	$43,728	$9,981
Additions to nonaccrual loans	55,747	109,766
Charge-offs	(21,874)	(43,215)
Principal payments	(29,000)	(25,871)
Moved to other real estate	(5,914)	(6,933)
Nonperforming loans, end of period	$42,687	$43,728

Nonperforming loans at December 31, 2024 decreased $1.0 million, or 2%, when compared to December 31, 2023. The decrease in nonperforming loans during 2024 was primarily from principal payments of $29.0 million and charge-offs of $21.9 million, partially offset by additions to nonaccrual loans of $55.7 million.

Other real estate
The following table summarizes the changes in other real estate:

	Year ended December 31,
($ in thousands)	2024	2023
Other real estate, beginning of period	$5,736	$269
Additions	6,559	5,736
Changes in valuation allowance	(156)	—
Sales	(8,184)	(269)
Other real estate, end of period	$3,955	$5,736

Investments
At December 31, 2024, our portfolio of investment securities was $2.8 billion, or 18% of total assets, compared to $2.4 billion, or 16% of total assets as of December 31, 2023. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	December 31,
	2024		2023
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$276,040	9.9%	$296,446	12.5%
Obligations of states and political subdivisions	1,168,256	41.9%	1,007,870	42.5%
Agency mortgage-backed securities	1,075,306	38.5%	752,481	31.8%
U.S. Treasury Bills	128,893	4.6%	181,701	7.7%
Corporate debt securities	142,967	5.1%	130,994	5.5%
Total	$2,791,462	100.0%	$2,369,492	100.0%

The allowance for credit losses on held-to-maturity debt securities was $0.3 million and $0.8 million at December 31, 2024 and 2023, respectively. The Company had no debt securities classified as trading at December 31, 2024, or 2023.

The following table summarizes contractual maturity and tax-equivalent yields on the investment portfolio at December 31, 2024:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$28,053	1.0%	$207,431	1.8%	$30,048	4.3%	$10,508	2.1%	$276,040	2.0%
Obligations of states and political subdivisions	1,900	3.6%	23,914	2.5%	324,161	3.4%	818,281	3.7%	1,168,256	3.6%
Agency mortgage-backed securities	50,905	3.0%	24,719	2.9%	59,906	3.6%	939,776	3.9%	1,075,306	3.8%
U.S. Treasury Bills	80,060	4.1%	48,833	2.9%	—	—%	—	—%	128,893	3.6%
Corporate debt securities	5,008	3.3%	114,163	3.3%	23,796	4.9%	—	—%	142,967	3.6%
Total	$165,926	3.2%	$419,060	2.4%	$437,911	3.6%	$1,768,565	3.8%	$2,791,462	3.5%

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

	December 31,
	2024		2023
($ in thousands)	Amount	%	Amount	%
FHLB capital stock	$8,704	12.0%	$7,824	11.8%
Other investments	64,080	88.0%	58,371	88.2%
Total	$72,784	100.0%	$66,195	100.0%

Deposits
The following table shows the breakdown of deposits by type:

	Years ended December 31,		$ Increase (decrease)	% Increase (decrease)
($ in thousands)	2024	2023	2024 vs. 2023	2024 vs. 2023
Noninterest-bearing demand accounts	$4,484,072	$3,958,743	$525,329	13.3%
Interest-bearing demand accounts	3,175,292	2,950,259	225,033	7.6%
Money market accounts	3,564,063	3,399,280	164,783	4.8%
Savings accounts	553,461	595,175	(41,714)	(7.0)%
Certificates of deposit:
Brokered	484,588	482,759	1,829	0.4%
Customer	885,016	790,155	94,861	12.0%
Total deposits	$13,146,492	$12,176,371	$970,121	8.0%

Noninterest-bearing deposits / Total deposits	34%	33%

Total deposits increased $970.1 million, primarily due to client deposit growth. Brokered certificates of deposit increased $1.8 million, to $484.6 million at December 31, 2024. Brokered certificates of deposit are used for term liquidity purposes in place of FHLB borrowings. The brokered certificates of deposit balance has a weighted average cost of 4.50% and a weighted average remaining term of 9 months at December 31, 2024. The Company has a deposit vertical portfolio focusing primarily on property management, community associations, and legal industry and escrow services. These deposits totaled $3.4 billion and $2.8 billion at the end of 2024 and 2023, respectively.

The following table shows the average balance and average rate of the Company’s deposits by type:

	Years ended December 31,
	2024		2023		2022
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,042,368	—%	$4,131,163	—%	$4,805,549	—%

Interest-bearing demand accounts	3,033,616	2.54%	2,559,238	1.84%	2,318,363	0.30%
Money market accounts	3,494,497	3.65%	3,043,794	3.05%	2,781,579	0.69%
Savings accounts	567,147	0.22%	668,368	0.15%	819,043	0.04%
Certificates of deposit:
Brokered	519,279	4.73%	557,761	4.44%	128,120	1.08%
Customer	851,730	4.01%	640,790	2.81%	441,152	0.48%
Total interest-bearing deposits	$8,466,269	3.13%	$7,469,951	2.46%	$6,488,257	0.46%

Total average deposits	$12,508,637	2.12%	$11,601,114	1.58%	$11,293,806	0.27%

Average total deposits were $12.5 billion for the year ended December 31, 2024, an increase of $907.5 million, or 8%, from December 31, 2023. The increase in 2024 was primarily due to organic growth in money market and interest-bearing demand accounts.

The following table sets forth the maturities of estimated uninsured certificates of deposit as of December 31, 2024. Uninsured deposits are amounts estimated to exceed the FDIC deposit insurance limit and are not subject to any federal or state insurance program.

($ in thousands)	Total
Three months or less	$142,678
Over three through six months	52,082
Over six through twelve months	51,355
Over twelve months	22,102
Total	$268,217

As of December 31, 2024, estimated uninsured deposits totaled $4.5 billion, including $268.2 million of certificates of deposit. At December 31, 2023 estimated uninsured deposits totaled $4.3 billion. Estimated uninsured deposits include $0.5 billion of balances that are collateralized or secured with third party insurance at December 31, 2024 and 2023, respectively.

Shareholders’ equity
Shareholders’ equity totaled $1.8 billion at December 31, 2024, an increase of $107.9 million, or 6%, from December 31, 2023.

Significant activity during the year ended December 31, 2024 included the following:

•Increase from net income of $185.3 million;
•Net decrease in fair value of available-for-sale securities and cash flow hedges of $15.7 million;
•Decrease from dividends paid on common stock of $39.6 million and preferred stock of $3.8 million
•Decrease from share repurchases of $29.6 million, pursuant to the Company’s publicly-announced stock repurchase program.

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

Liquidity is provided from lines of credit with the FHLB, the Federal Reserve, and correspondent banks; the ability to acquire large and brokered deposits; sales of the securities portfolio; and the ability to sell loan participations to other banks and loans on the secondary market. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $764.2 million at December 31, 2024, compared to $433.0 million at December 31, 2023. The increase in cash balances during 2024 is due to deposit growth exceeding loan growth. The increase in market interest rates in 2022 - 2023 increased the competitive environment for deposits, as depositors had more alternatives to bank deposit accounts. Successful marketing efforts increased total deposits in 2024. Investment securities are another important tool to the Company’s liquidity objectives. Securities totaled $2.8 billion at December 31, 2024, and included $1.5 billion pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $1.3 billion could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	December 31, 2024
Federal Reserve Bank borrowing capacity	$2,751,533
FHLB borrowing capacity	1,304,235
Unpledged securities	1,325,619
Federal funds lines (7 correspondent banks)	140,000
Cash and interest-bearing deposits	764,170
Holding Company line of credit	25,000
Total	$6,310,557

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. The guaranteed portion of SBA loans totaling $23.1 million and $42.1 million were sold during 2024 and 2023.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at December 31, 2024, the Company could borrow an additional $1.3 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $2.8 billion available from the Federal Reserve Bank under a pledged loan agreement. The Company also has unsecured federal funds lines with seven correspondent banks totaling $140 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.1 billion in unused commitments to extend credit as of December 31, 2024. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. In 2024, the holding company maintained a revolving line of credit for an aggregate amount up to $25 million, all of which was available at December 31, 2024. The line of credit had a one-year term that matured in February 2025, the interest rate was one-month Term SOFR plus 185 basis points, and an annual unused commitment fee of 0.40% was assessed. The proceeds could be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized”, banks must maintain minimum total risk-based (10%), tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and tier 1 leverage ratios (5%). As of December 31, 2024, and December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank met the definition of “well-capitalized” at each of December 31, 2024 and 2023. Refer to “Item 8. Note 14 – Regulatory Capital” for a summary of our risk-based capital and leverage ratios. The following table summarizes the Company’s capital ratios:

	December 31, 2024		December 31, 2023
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.8%	12.4%	11.3%	12.2%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.1%	12.4%	12.7%	12.2%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.6%	13.4%	14.2%	13.2%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.1%	10.5%	11.0%	10.6%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.05%		8.96%
Common equity tier 1 capital	$1,505,162	$1,578,293	$1,387,802	$1,493,105
Tier 1 capital	1,670,810	1,578,353	1,553,448	1,493,163
Total risk-based capital	1,864,334	1,708,626	1,732,501	1,608,966

[1] Not a required regulatory capital ratio

Total regulatory capital includes $63.3 million of subordinated debentures that were issued in 2020 at a fixed rate of 5.75%. The interest rate on these debentures resets to a floating rate based on 3 month term SOFR plus a spread of 5.66% in June of 2025. When the interest rate resets, the debentures become callable and the inclusion in regulatory capital begins to phase out over a five year period.

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

The following table summarizes the projected impact of interest rate shocks on net interest income:

	Annual % change in net interest income
	At December 31,
Rate Shock	2024	2023
+ 300 bp	7.9%	9.8%
+ 200 bp	5.4%	6.6%
+ 100 bp	2.7%	3.3%
- 100 bp	(3.0)%	(3.5)%
- 200 bp	(6.0)%	(7.3)%
- 300 bp	(8.5)%	(11.2)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2024, the Company had derivative contracts to manage interest rate risk, including $400.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $32.1 million in notional value on derivatives on floating rate debt. Derivative financial instruments are discussed in “Item 8. Financial Statements and Supplementary Data – Note 6 – Derivative Financial Instruments.”

The FCA ceased publishing the most common USD LIBOR settings (overnight, 1-month. 3-month, 6-month and 12-month) after September 30, 2024. LIBOR was the most liquid and common interest rate index in the world and was commonly referenced in financial instruments. With the cessation of LIBOR, the Company has selected term SOFR as the replacement index for the majority of its variable rate loans and began providing customer notifications in early 2023. The Company ceased using LIBOR and ICE swap rates in new contracts and began issuing SOFR based loans in December 2021.

The Company had $6.7 billion in variable rate loans as of December 31, 2024. Of these loans, $4.6 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.7 billion indexed to the prime rate, $3.2 billion are indexed to SOFR, and $807.4 million indexed to other rates.

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

Allowance for Credit Losses
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $138.0 million at December 31, 2024 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $27.7 million. Conversely, the allowance would have increased $47.4 million using only the downside scenario.

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

The Company considers its core efficiency ratio, tangible common equity ratio, return on average tangible common equity, and tangible book value per common share, collectively “core performance measures,” presented in this earnings release and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as core conversion expenses, FDIC special assessment, merger-related expenses, facilities charges, and the gain or loss on sale of other real estate owned and investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Reconciliations of Non-GAAP Financial Measures
Pre-Provision Net Revenue (PPNR) and Pre-Provision Net Revenue Return on Average Assets (PPNR ROAA)

	For the years ended December 31,
($ in thousands)	2024	2023	2022
Net interest income	$568,096	$562,592	$473,903
Noninterest income	69,703	68,725	59,162
FDIC special assessment	625	2,412	—
Core conversion expense	4,868	—	—
Less gain on sale of investment securities	—	601	—
Less gain (loss) on sale of other real estate owned	3,089	187	(93)
Less noninterest expense	385,047	348,186	274,216
PPNR (non-GAAP)	$255,156	$284,755	$258,942

Average assets	$14,841,690	$13,805,236	$13,319,624
PPNR ROAA (non-GAAP)	1.72%	2.06%	1.94%

Tangible Common Equity, Tangible Book Value per Share, and Tangible Common Equity Ratio

	At December 31,
($ and shares in thousands, except per share data)	2024	2023	2022
Shareholders' equity (GAAP)	$1,824,002	$1,716,068	$1,522,263
Less preferred stock	71,988	71,988	71,988
Less goodwill	365,164	365,164	365,164
Less intangible assets	8,484	12,318	16,919
Tangible common equity (non-GAAP)	$1,378,366	$1,266,598	$1,068,192

Common shares outstanding	36,988	37,416	37,253
Tangible book value per share (non-GAAP)	$37.27	$33.85	$28.67

Total assets (GAAP)	$15,596,431	$14,518,590	$13,054,172
Less goodwill	365,164	365,164	365,164
Less intangible assets	8,484	12,318	16,919
Tangible assets (non-GAAP)	$15,222,783	$14,141,108	$12,672,089

Tangible common equity to tangible assets (non-GAAP)	9.05%	8.96%	8.43%

Return on Average Tangible Common Equity (ROATCE) and Return on Average Assets (ROAA)

	At or for the years ended December 31,
($ in thousands)	2024	2023	2022
Average shareholder’s equity (GAAP)	$1,784,175	$1,623,121	$1,498,759
Less average preferred stock	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164
Less average intangible assets	10,329	14,531	19,516
Average tangible common equity (non-GAAP)	$1,336,694	$1,171,438	$1,042,091

Net income (GAAP)	$185,266	$194,059	$203,043
FDIC special assessment (after tax)	470	1,814	—
Core conversion expense (after tax)	3,661	—	—
Less gain on sale of investment securities (after tax)	—	452	—
Less net gain (loss) on sale of other real estate owned (after tax)	2,323	141	(70)
Net income adjusted (non-GAAP)	$187,074	$195,280	$203,113
Less preferred stock dividends	3,750	3,750	4,041
Net income available to common shareholders adjusted (non-GAAP)	$183,324	$191,530	$199,072

Return on average common equity (non-GAAP)	10.60%	12.27%	13.95%
Adjusted return on average common equity (non-GAAP)	10.71%	12.35%	13.95%

ROATCE (non-GAAP)	13.58%	16.25%	19.10%
Adjusted ROATCE (non-GAAP)	13.71%	16.35%	19.10%

Average assets	$14,841,690	$13,805,236	$13,319,624
Return on average assets (GAAP)	1.25%	1.41%	1.52%
Adjusted return on average assets (non-GAAP)	1.26%	1.41%	1.52%

Core Efficiency Ratio

	For the years ended December 31,
($ in thousands)	2024	2023	2022
Net interest income (GAAP)	$568,096	$562,592	$473,903
Tax-equivalent adjustment	8,445	8,079	7,042
Net interest income - FTE (non-GAAP)	576,541	570,671	480,945

Noninterest income (GAAP)	69,703	68,725	59,162
Less gain on sale of investment securities	—	601	—
Less gain (loss) on sale of other real estate owned	3,089	187	(93)
Core revenue (non-GAAP)	$643,155	$638,608	$540,200

Noninterest expense (GAAP)	$385,047	$348,186	$274,216
Less amortization on intangibles	3,834	4,601	5,367
Less core conversion expense	4,868	—	—
Less FDIC special assessment	625	2,412	—
Core noninterest expense (non-GAAP)	$375,720	$341,173	$268,849

Core efficiency ratio (non-GAAP)	58.42%	53.42%	49.77%

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” and “Interest Rate Risk” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Enterprise Financial Services Corp
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•We tested the design and operating effectiveness of management’s controls covering the key data, assumptions, and judgments impacting the ACL on loans.
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
February 28, 2025

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Enterprise Financial Services Corp
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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
February 28, 2025

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2024 and 2023

	December 31,
($ in thousands, except share data)	2024	2023
Assets
Cash and due from banks	$270,975	$193,275
Federal funds sold	5,706	2,880
Interest-earning deposits	487,489	236,874
Total cash and cash equivalents	764,170	433,029
Interest-earning deposits greater than 90 days	1,881	3,856
Securities available-for-sale	1,862,270	1,618,273
Securities held-to-maturity, net	928,935	750,434
Loans held-for-sale	110	359
Loans	11,220,355	10,884,118
Allowance for credit losses on loans	(137,950)	(134,771)
Total loans, net	11,082,405	10,749,347
Other investments	72,784	66,195
Fixed assets, net	45,009	42,681
Goodwill	365,164	365,164
Intangible assets, net	8,484	12,318
Other assets	465,219	476,934
Total assets	$15,596,431	$14,518,590

Liabilities and Shareholders' equity
Noninterest-bearing demand accounts	$4,484,072	$3,958,743
Interest-bearing demand accounts	3,175,292	2,950,259
Money market accounts	3,564,063	3,399,280
Savings accounts	553,461	595,175
Certificates of deposit:
Brokered	484,588	482,759
Customer	885,016	790,155
Total deposits	13,146,492	12,176,371
Subordinated debentures and notes	156,551	155,984
Other borrowings	280,821	297,829
Other liabilities	188,565	172,338
Total liabilities	13,772,429	12,802,522

Commitments and contingent liabilities (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding, respectively ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,987,728 and 37,416,028 shares issued and outstanding, respectively	370	374
Additional paid-in capital	990,733	995,208
Retained earnings	877,629	749,513
Accumulated other comprehensive loss, net	(116,718)	(101,015)
Total shareholders' equity	1,824,002	1,716,068
Total liabilities and shareholders' equity	$15,596,431	$14,518,590

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2024, 2023, and 2022

	Year ended December 31,
($ in thousands, except per share data)	2024	2023	2022
Interest income:
Loans	$754,930	$687,852	$456,007
Debt securities:
Taxable	51,352	39,510	28,267
Nontaxable	24,036	22,717	18,838
Interest-earning deposits	18,918	13,430	10,599
Dividends on equity securities	1,815	1,410	1,371
Total interest income	851,051	764,919	515,082
Interest expense:
Deposits	264,608	183,723	30,158
Subordinated debentures and notes	10,497	9,781	9,166
FHLB advances	1,691	2,752	599
Other borrowings	6,159	6,071	1,256
Total interest expense	282,955	202,327	41,179
Net interest income	568,096	562,592	473,903
Provision (benefit) for credit losses	21,508	36,605	(611)
Net interest income after provision (benefit) for credit losses	546,588	525,987	474,514
Noninterest income:
Deposit service charges	18,344	16,559	18,326
Wealth management revenue	10,452	10,030	10,010
Card services revenue	9,966	10,028	11,551
Tax credit income	8,954	9,196	2,558
Other income	21,987	22,912	16,717
Total noninterest income	69,703	68,725	59,162
Noninterest expense:
Employee compensation and benefits	182,713	164,566	147,029
Deposit costs	88,645	72,293	31,082
Occupancy	17,231	16,526	17,640
Data processing	19,671	15,196	13,513
Professional fees	6,257	5,719	7,079
Other expense	70,530	73,886	57,873
Total noninterest expense	385,047	348,186	274,216

Income before income tax expense	231,244	246,526	259,460
Income tax expense	45,978	52,467	56,417
Net income	$185,266	$194,059	$203,043
Preferred stock dividends	3,750	3,750	4,041
Net income available to common shareholders	$181,516	$190,309	$199,002

Earnings per common share
Basic	$4.86	$5.09	$5.32
Diluted	4.83	5.07	5.31

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2024, 2023, and 2022

	Year ended December 31,
($ in thousands)	2024	2023	2022
Net income	$185,266	$194,059	$203,043
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	(9,288)	32,155	(149,623)
Reclassification of gain on the sale of available-for-sale securities	—	(450)	—
Reclassification of gain on held-to-maturity securities	(2,492)	(2,605)	(2,696)
Change in unrealized gain (loss) on cash flow hedges	(5,226)	(491)	2,798
Reclassification of loss on cash flow hedges	1,303	708	412
Total other comprehensive income (loss), net	(15,703)	29,317	(149,109)
Total comprehensive income	$169,563	$223,376	$53,934

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2024, 2023, and 2022

	Preferred		Common
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance December 31, 2021	75	$71,988	37,819	$398	$(73,528)	$1,018,799	$492,682	$18,777	$1,529,116
Net income	—	$—	—	$—	$—	$—	$203,043	$—	$203,043
Other comprehensive loss	—	—	—	—	—	—	—	(149,109)	(149,109)
Common stock dividends ($0.90 per share)	—	—	—	—	—	—	(33,602)	—	(33,602)
Preferred stock dividends ($53.89 per share)	—	—	—	—	—	—	(4,041)	—	(4,041)
Repurchase of common stock	—	—	(700)	(7)	—	(18,867)	(14,049)	—	(32,923)
Issuance under equity compensation plans, net	—	—	134	2	—	2,460	(689)	—	1,773
Share-based compensation	—	—	—	—	—	8,006	—	—	8,006
Retirement of treasury stock (1,980 shares)	—	—	—	(20)	73,528	(27,738)	(45,770)	—	—
Balance December 31, 2022	75	$71,988	37,253	$373	$—	$982,660	$597,574	$(130,332)	$1,522,263
Net income	—	$—	—	$—	$—	$—	$194,059	$—	$194,059
Other comprehensive income	—	—	—	—	—	—	—	29,317	29,317
Common stock dividends ($1.00 per share)	—	—	—	—	—	—	(37,368)	—	(37,368)
Preferred stock dividends ($50.00 per share)	—	—	—	—	—	—	(3,750)	—	(3,750)
Issuance under equity compensation plans, net	—	—	163	1	—	2,402	(1,002)	—	1,401
Share-based compensation	—	—	—	—	—	10,146	—	—	10,146
Balance December 31, 2023	75	$71,988	37,416	$374	$—	$995,208	$749,513	$(101,015)	$1,716,068
Net income	—	$—	—	$—	$—	$—	$185,266	$—	$185,266
Other comprehensive loss	—	—	—	—	—	—	—	(15,703)	(15,703)
Common stock dividends ($1.06 per share)	—	—	—	—	—	—	(39,550)	—	(39,550)
Preferred stock dividends ($50.00 per share)	—	—	—	—	—	—	(3,750)	—	(3,750)
Repurchase of common stock	—	—	(627)	(6)	—	(16,800)	(12,835)	—	(29,641)
Issuance under equity compensation plans, net	—	—	199	2	—	1,453	(1,015)	—	440
Share-based compensation	—	—	—	—	—	10,872	—	—	10,872
Balance December 31, 2024	75	$71,988	36,988	$370	$—	$990,733	$877,629	$(116,718)	$1,824,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2024, 2023, and 2022

	Year ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$185,266	$194,059	$203,043
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,149	5,090	5,573
Provision (benefit) for credit losses	21,508	36,605	(611)
Deferred income taxes	(3,521)	2,380	2,194
Net amortization of discount/premiums on debt securities	4,090	3,998	5,639
Net amortization on loans	1,858	3,775	266
Amortization of intangible assets	3,834	4,601	5,367
Amortization of servicing assets	1,091	1,648	3,066
Mortgage loans originated-for-sale	(23,412)	(19,610)	(67,470)
Proceeds from mortgage loans sold	23,791	20,585	73,014
Net loss (gain) on:
Sale of investment securities	—	(601)	—
Sale of SBA loans	(1,415)	(2,015)	—
Sale of other real estate	(3,089)	(187)	93
Sale of fixed assets	—	(46)	(54)
Sale of state tax credits	(1,971)	(904)	(1,506)
Share-based compensation	10,872	10,146	8,006
Net changes in other assets and liabilities	23,349	8,714	(19,980)
Net cash provided by operating activities	247,400	268,238	216,640
Cash flows from investing activities:
Net increase in loans	(398,223)	(1,238,276)	(722,677)
Proceeds received from:
Sale of debt securities, available-for-sale	—	40,393	—
Paydown or maturity of debt securities, available-for-sale	316,874	233,105	238,909
Paydown or maturity of debt securities, held-to-maturity	6,794	9,135	11,913
Redemption of other investments	68,678	92,879	12,989
Sale of SBA loans	25,090	44,975	—
Sale of state tax credits held for sale	10,405	4,592	20,645
Sale of other real estate	11,485	457	2,517
Sale of fixed assets	—	357	1,699
Settlement of bank-owned life insurance policies	1,125	1,155	534
Payments for the purchase of:
Available-for-sale debt securities	(563,600)	(318,797)	(728,247)
Held-to-maturity debt securities	(191,346)	(56,365)	(182,004)
Other investments	(73,871)	(114,746)	(19,286)
State tax credits held for sale	(2,807)	(90)	(18,846)
Fixed assets	(7,475)	(6,556)	(1,930)
Net cash used in investing activities	(796,871)	(1,307,782)	(1,383,784)

	Year ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	$525,329	$(683,989)	$64,296
Net increase (decrease) in interest-bearing deposit accounts	444,792	2,031,210	(578,945)
Net increase (decrease) in short term FHLB advances, net	—	(100,000)	100,000
Repayments of long-term FHLB advances	—	—	(50,000)
Repayments of notes payable	(11,429)	(5,714)	(5,714)
Net decrease in other borrowings	(5,579)	(20,576)	(24,030)
Cash dividends paid on common stock	(39,550)	(37,368)	(33,602)
Cash dividends paid on preferred stock	(3,750)	(3,750)	(4,041)
Common stock repurchased	(29,641)	—	(32,923)
Other	440	1,401	1,773
Net cash provided by (used in) financing activities	880,612	1,181,214	(563,186)
Net (decrease) increase in cash and cash equivalents	331,141	141,670	(1,730,330)
Cash and cash equivalents, beginning of period	433,029	291,359	2,021,689
Cash and cash equivalents, end of period	$764,170	$433,029	$291,359
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$284,361	$195,392	$40,736
Income taxes	28,143	50,117	46,009
Noncash investing and financing transactions:
Transfer to other real estate owned in settlement of loans	$6,559	$6,933	$—
Right-of-use assets obtained in exchange for lease obligations	2,039	15,640	9,512
Transfer of loans from fixed assets for building sale and leaseback	—	1,460	—
Transfer of securities from available for sale to held to maturity	—	—	116,927
Leasehold improvement allowance in other assets	—	2,483	—
Transfer to investment securities in settlement of loans	10,448	—	—

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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days to be cash and cash equivalents. Cash balances include deposits in transit and drafts in the process of collection. The Federal Reserve is authorized to establish reserve requirements on depository institutions. In 2020, the Federal Reserve reduced the reserve requirement to zero percent. As such, cash balances at the Federal Reserve at December 31, 2024 and 2023 were not subject to a reserve requirement.

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

FASB ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 was issued in November 2023 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment disclosures. The amendments in this update require annual and interim disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and require annual and interim disclosures on “other segment items” that comprise the difference between segment revenue less segment expense compared to the reported measure of segment profit or loss. In addition, the amendments will require all annual disclosures that are currently required to be reported on an interim basis and requires disclosure of the title and position of the chief operating decision maker and how that position uses the information to assess segment performance and the allocation of resources. ASU 2023-07 also requires entities that have a single reportable segment, such as the Company, to provide all disclosures required in this update and the existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material effect on the consolidated financial statements.

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

The Company also originates SBA 7(a) loans that generally provide for a guarantee of 75% of the loan, up to a maximum amount. The guaranteed portion of the loan can be sold in an active secondary market. For the years ended December 31, 2024 and 2023, all SBA7(a) loans are considered held-for-investment; however, as the Company makes the determination to sell the loans, they will be moved into the held-for-sale category. Sales of SBA guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. At December 31, 2024, the Company was servicing SBA loans that had been sold and has recorded a related servicing asset of $2.3 million. The servicing asset is accounted for under the amortization method and is evaluated for impairment. Amortization of the servicing asset is recorded as a reduction to servicing income.

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

Interest on loans is accrued to income based on the principal balance outstanding. The recognition of interest income is typically discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower’s credit has occurred which, in management’s judgment, negatively impacts the collectibility of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectible and subsequent interest payments received are generally applied to principal if any doubt exists as to the collectibility of such principal. Loans that have not been restructured are returned to accrual status when management believes full collectibility of principal and interest is expected. Non-accrual loans that have been restructured will remain in a non-accrual status until the borrower has made at least six months of consecutive contractual payments.

The Company has elected to present the accrued interest receivable balance separate from amortized cost basis, to exclude accrued interest receivable balances from the tabular disclosures, and not to estimate an ACL on accrued interest receivable as these amounts are timely written off as a credit loss expense.

Accrued interest receivable totaled $52.4 million and $66.7 million at December 31, 2024 and 2023, respectively, and were reported in Other Assets on the consolidated balance sheets.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the Company may not be able to recover the respective asset’s carrying amount. The Company’s annual test for impairment was performed as of December 31, 2024. Such tests involve the use of estimates and assumptions.

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

Deposit Verticals
The Company offers a deposit vertical platform to customers in certain industries, primarily community associations, property management, and legal industry and escrow services. These customers will typically receive an earnings credit rate on average collected balances that is used to offset their cost of maintaining the deposit accounts. Earnings credits, otherwise referred to as Deposit costs, are reflected as a component of non-interest expense in the Consolidated Statement of Income.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income available to common shareholders	$181,516	$190,309	$199,002

Weighted average common shares outstanding	37,357	37,370	37,381
Additional dilutive common stock equivalents	210	137	119
Weighted average diluted common shares outstanding	37,567	37,507	37,500

Basic earnings per common share	$4.86	$5.09	$5.32
Diluted earnings per common share	$4.83	$5.07	$5.31

For 2024, 2023, and 2022, common stock equivalents of approximately 434,000, 419,000 and 224,000, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available-for-sale and held-to-maturity:

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$290,329	$69	$(14,358)	$276,040
Obligations of states and political subdivisions	492,896	12	(83,711)	409,197
Agency mortgage-backed securities	1,090,495	1,072	(64,173)	1,027,394
Corporate debt securities	21,198	—	(452)	20,746
U.S. Treasury Bills	130,565	34	(1,706)	128,893
Total securities available-for-sale	$2,025,483	$1,187	$(164,400)	$1,862,270

Held-to-maturity securities:
Obligations of states and political subdivisions	$759,059	$2,366	$(60,351)	$701,074
Agency mortgage-backed securities	47,912	—	(5,004)	42,908
Corporate debt securities	122,221	269	(7,601)	114,889
Total securities held-to-maturity	$929,192	$2,635	$(72,956)	$858,871
Allowance for credit losses	(257)
Total securities held-to-maturity, net	$928,935

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$316,511	$303	$(20,368)	$296,446
Obligations of states and political subdivisions	500,881	57	(68,767)	432,171
Agency mortgage-backed securities	758,283	1,181	(59,083)	700,381
Corporate debt securities	8,750	—	(1,176)	7,574
U.S. Treasury Bills	184,709	62	(3,070)	181,701
Total securities available-for-sale	$1,769,134	$1,603	$(152,464)	$1,618,273

Held-to-maturity securities:
Obligations of states and political subdivisions	$575,699	$7,078	$(47,461)	$535,316
Agency mortgage-backed securities	52,100	—	(5,424)	46,676
Corporate debt securities	123,420	216	(8,981)	114,655
Total securities held-to-maturity	$751,219	$7,294	$(61,866)	$696,647
Allowance for credit losses	(785)
Total securities held-to-maturity, net	$750,434

The Company believes the held-to-maturity category is consistent with the Company’s intent for these securities. The Company did not transfer any securities from available-for-sale to held-to-maturity in 2024 or 2023. The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized, unrealized gain of $10.8 million and $14.1 million at December 31, 2024 and 2023, respectively. Such amounts are amortized over the remaining life of the securities.

At December 31, 2024 and 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.5 billion and $1.6 billion at December 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve Bank.

The amortized cost and estimated fair value of debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$109,113	$108,614	$6,408	$6,374
Due after one year through five years	283,377	271,322	123,019	115,700
Due after five years through ten years	211,912	183,490	194,514	189,364
Due after ten years	330,586	271,450	557,339	504,525
Agency mortgage-backed securities	1,090,495	1,027,394	47,912	42,908
	$2,025,483	$1,862,270	$929,192	$858,871

There were 830 and 753 available-for-sale securities in an unrealized loss position as of December 31, 2024 and 2023, respectively, included in the following tables:

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$21,044	$132	$234,191	$14,226	$255,235	$14,358
Obligations of states and political subdivisions	3,117	143	403,767	83,568	406,884	83,711
Agency mortgage-backed securities	423,600	6,763	478,790	57,410	902,390	64,173
Corporate debt securities	1,956	44	8,342	408	10,298	452
U.S. Treasury Bills	11,708	23	54,177	1,683	65,885	1,706
	$461,425	$7,105	$1,179,267	$157,295	$1,640,692	$164,400

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$25,886	$85	$247,027	$20,283	$272,913	$20,368
Obligations of states and political subdivisions	1,168	163	428,171	68,604	429,339	68,767
Agency mortgage-backed securities	58,249	417	540,032	58,666	598,281	59,083
Corporate debt securities	—	—	7,574	1,176	7,574	1,176
U.S. Treasury Bills	41,857	49	103,588	3,021	145,445	3,070
	$127,160	$714	$1,326,392	$151,750	$1,453,552	$152,464

The unrealized losses at both December 31, 2024 and 2023, were primarily attributable to changes in market interest rates since the securities were purchased. In 2023, an allowance for credit losses on available-for-sale investment securities was established through a provision for credit losses of $4.2 million. A debt security of $4.2 million was subsequently charged-off against that allowance. At both December 31, 2024 and 2023, there was no ACL on available-for-sale securities outstanding.

Accrued interest receivable on held-to-maturity debt securities totaled $8.6 million and $6.5 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2024 and 2023, the ACL on held-to-maturity securities was $0.3 million and $0.8 million, respectively.

The proceeds, gross gains and losses realized from sales of available-for-sale investment securities were as follows:

	Twelve months ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Gross gains realized	$—	$601	$—
Proceeds from sales	—	40,393	—

Other Investments
At December 31, 2024 and 2023, other investments totaled $72.8 million and $66.2 million, respectively. As a member of the FHLB, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $8.7 million, and $7.8 million at December 31, 2024 and 2023, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include various investments in SBICs, CDFIs, and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties, see “Note 10 – Subordinated Debentures and Notes.”

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	December 31, 2024	December 31, 2023
Commercial and industrial	$4,720,428	$4,674,056
Real estate loans:
Commercial - investor owned	2,607,755	2,452,402
Commercial - owner occupied	2,359,956	2,344,117
Construction and land development	892,563	760,122
Residential	358,923	371,995
Total real estate loans	6,219,197	5,928,636
Other	281,193	285,653
Loans, before unearned loan fees	11,220,818	10,888,345
Unearned loan fees, net	(463)	(4,227)
Loans, including unearned loan fees	$11,220,355	$10,884,118

The loan balance includes a net premium on acquired loans of $7.8 million and $9.6 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, loans of $5.7 billion and $4.8 billion, respectively, were pledged to the FHLB and the Federal Reserve.

The Company had no consumer mortgage loans secured by residential real estate in process of foreclosure as of December 31, 2024. Consumer mortgage loans secured by residential real estate in process of foreclosure totaled $1.0 million at December 31, 2023.

Loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director were immaterial and $0.1 million for the years ended December 31, 2024 and 2023, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

A summary of the activity, by loan category, in the allowance for credit losses on loans for 2022, 2023, and 2024 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
2022
Allowance for credit losses on loans:
Balance, beginning of year	$63,825	$35,877	$17,560	$14,536	$7,927	$5,316	$145,041
Provision (benefit) for credit losses	(6,121)	46	4,867	(3,145)	540	(397)	(4,210)
Charge-offs	(6,082)	(478)	(395)	—	(2,068)	(370)	(9,393)
Recoveries	2,213	746	720	53	1,529	233	5,494
Balance, end of year	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932

2023
Allowance for credit losses on loans:
Balance, beginning of year	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	38,308	(335)	523	(1,300)	(2,109)	796	35,883
Charge-offs	(36,302)	(4,869)	—	(9)	(656)	(1,379)	(43,215)
Recoveries	3,045	293	130	63	979	661	5,171
Balance, end of year	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771

2024
Allowance for credit losses on loans:
Balance, beginning of year	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771
Provision (benefit) for credit losses	14,770	3,502	(60)	2,764	128	(475)	20,629
Charge-offs	(13,073)	(700)	(3,074)	(3,224)	(878)	(925)	(21,874)
Recoveries	2,648	135	129	99	1,142	271	4,424
Balance, end of year	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950

The Company recorded a provision for credit losses on loans of $20.6 million and $35.9 million for the years ended December 31, 2024 and 2023, respectively. An additional provision for credit losses of $0.9 million and $0.7 million was recorded in 2024 and 2023, respectively, for securities, unfunded commitments and accrued interest on nonaccrual loans.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model; Moody’s baseline, a stronger near-term growth upside and a moderate downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $14.8 million to the ACL over the baseline model at December 31, 2024. The forecasts at the end of 2024 incorporate an expectation that the federal funds rate will continue to fall in 2025. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation (including the impact of tariffs), tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the DCF model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At December 31, 2024, the ACL on loans included a qualitative adjustment of $44.3 million. Of this amount, $14.5 million was allocated to Sponsor Finance loans due to their unsecured nature.

Gross charge-offs by loan class and year of origination is presented in the following table:

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$312	$2,646	$3,043	$35	$166	$772	$2,205	$3,589	$12,768
Real estate:
Commercial - investor owned	—	—	—	252	—	448	—	—	700
Commercial - owner occupied	—	—	41	475	10	2,548	—	—	3,074
Construction and land development	—	—	—	—	3,224	—	—	—	3,224
Residential	—	—	166	15	—	471	202	24	878
Other	4	17	—	58	—	79	103	1	262
Total charge-offs by origination year	$316	$2,663	$3,250	$835	$3,400	$4,318	$2,510	$3,614	$20,906
Total gross charge-offs by performing status									968
Total gross charge-offs									$21,874

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$600	$2,999	$1,940	$2,539	$—	$—	$12,533	$15,178	$35,789
Real estate:
Commercial - investor owned	—	—	170	—	4,692	7	—	—	4,869
Construction and land development	—	—	—	—	—	9	—	—	9
Residential	—	—	—	—	—	480	176	—	656
Other	—	3	459	—	—	319	12	—	793
Total charge-offs by origination year	$600	$3,002	$2,569	$2,539	$4,692	$815	$12,721	$15,178	$42,116
Total gross charge-offs by performing status									1,099
Total gross charge-offs									$43,215

The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	December 31, 2024
($ in thousands)	Non-accrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$15,810	$11	$15,821	$4,279
Real estate:
Commercial - investor owned	14,186	—	14,186	2,106
Commercial - owner occupied	10,910	—	10,910	8,235
Construction and land development	1,503	—	1,503	1,503
Residential	258	—	258	—
Other	—	9	9	—
Total	$42,667	$20	$42,687	$16,123

	December 31, 2023
($ in thousands)	Non-accrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$7,641	$115	$7,756	$6,179
Real estate:
Commercial - investor owned	20,404	—	20,404	19,466
Commercial - owner occupied	12,972	363	13,335	9,010
Construction and land development	1,205	64	1,269	464
Residential	959	—	959	959
Other	—	5	5	—
Total	$43,181	$547	$43,728	$36,078

The nonperforming loan balances at December 31, 2024 and December 31, 2023 exclude government guaranteed balances of $22.0 million and $10.7 million, respectively. Interest income recognized on nonaccrual loans was immaterial in the years ending December 31, 2024, 2023, and 2022.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	December 31, 2024
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$—	$—	$4,279	$3,495
Real estate:
Commercial - investor owned	14,136	—	—	—
Commercial - owner occupied	7,521	482	486	—
Total	$21,657	$482	$4,765	$3,495

	December 31, 2023
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$527	$1,864	$344	$3,445
Real estate:
Commercial - investor owned	19,467	—	—	—
Commercial - owner occupied	5,904	1,638	1,831	—
Construction and land development	528	741	—	—
Residential	—	959	—	—
Total	$26,426	$5,202	$2,175	$3,445

The aging of the recorded investment in past due loans by class and category is presented as of the dates indicated.

	December 31, 2024
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$1,948	$12,228	$14,176	$4,706,252	$4,720,428
Real estate:
Commercial - investor owned	1,377	14,333	15,710	2,592,045	2,607,755
Commercial - owner occupied	10,542	18,591	29,133	2,330,823	2,359,956
Construction and land development	101	5,620	5,721	886,842	892,563
Residential	2,833	258	3,091	355,832	358,923
Other	34	9	43	281,150	281,193
Loans, before unearned loan fees	$16,835	$51,039	$67,874	$11,152,944	11,220,818
Unearned loan fees, net					(463)
Total					$11,220,355

	December 31, 2023
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$3,445	$9,037	$12,482	$4,661,574	$4,674,056
Real estate:
Commercial - investor owned	1,905	18,395	20,300	2,432,102	2,452,402
Commercial - owner occupied	8,409	14,142	22,551	2,321,566	2,344,117
Construction and land development	770	1,908	2,678	757,444	760,122
Residential	1,620	959	2,579	369,416	371,995
Other	82	4	86	285,567	285,653
Loans, before unearned loan fees	$16,231	$44,445	$60,676	$10,827,669	10,888,345
Unearned loan fees, net					(4,227)
Total					$10,884,118

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

The following tables show the recorded investment at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension		Payment Delay		Total
	Twelve months ended		Twelve months ended		Twelve months ended
($ in thousands)	December 31, 2024	Percent of Total Loan Class	December 31, 2024	Percent of Total Loan Class	December 31, 2024	Percent of Total Loan Class
Commercial and industrial	$43,094	0.91%	$567	0.01%	$43,661	0.92%
Real estate:
Commercial - investor owned	256	0.01%	—	—%	256	0.01%
Commercial - owner occupied	12,890	0.54%	—	—%	12,890	0.54%
Residential	69	0.02%	—	—%	69	0.02%
Total	$56,309	0.50%	$567	0.01%	$56,876	0.51%

	Term Extension
	Twelve months ended
($ in thousands)	December 31, 2023	Percent of Total Loan Class
Commercial and industrial	$39,437	0.84%
Real estate:
Commercial - investor owned	9,411	0.38%
Commercial - owner occupied	94	—%
Construction and land development	1,137	0.15%
Residential	7,601	2.04%
Other	4	—%
Total	$57,684

The Company had $3.3 million in commitments to lend additional funds to borrowers experiencing financial difficulty included in the previous table at December 31, 2024. There were $6.6 million and $0.7 million of loans modified to borrowers experiencing financial difficulty that were also included in nonperforming loans, excluding government guaranteed balances, as of December 31, 2024 and December 31, 2023, respectively.

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Weighted Average Term Extension (in months)	Amount of Payment Delay
	Twelve months ended	Twelve months ended
($ in thousands)	December 31, 2024	December 31, 2024
Commercial and industrial	6	$85
Real estate:
Commercial - investor owned	12	—
Commercial - owner occupied	22	—
Residential	24	—

Weighted Average Term Extension (in months)
Twelve months ended
December 31, 2023
Commercial and industrial	5
Real estate:
Commercial - investor owned	4
Commercial - owner occupied	3
Construction and land development	7
Residential	3
Other	48

The following tables show the aging of the recorded investment in modified loans in the last 12 months by class at the date indicated:

	December 31, 2024
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$42,243	$567	$851	$43,661
Real estate:
Commercial - investor owned	256	—	—	256
Commercial - owner occupied	11,972	—	918	12,890
Residential	69	—	—	69
Total	$54,540	$567	$1,769	$56,876

	December 31, 2023
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$39,187	$250	$—	$39,437
Real estate:
Commercial - investor owned	9,411	—	—	9,411
Commercial - owner occupied	—	94	—	94
Construction and land development	1,137	—	—	1,137
Residential	7,527	74	—	7,601
Other	—	4	—	4
Total	$57,262	$422	$—	$57,684

The following table summarizes loans that experienced a default during the twelve months ended December 31, 2024, subsequent to being granted a modification in the preceding twelve months. All of these loans were charged-off during the preceding period. Default is defined as movement to nonperforming status, foreclosure or charge-off.

	Term Extension
	Twelve months ended
($ in thousands)	December 31, 2024	Percent of Total Loan Class
Commercial and industrial	$1,000	0.02%
Other	4	NM
Total	$1,004

There were no loans that experienced a default during the twelve months ended December 31, 2023 subsequent to being granted a modification in the preceding twelve months. As of December 31, 2024 and December 31, 2023, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,477,552	$958,327	$607,626	$172,201	$117,845	$69,236	$87,059	$942,991	$4,432,837
Special Mention (7)	32,479	40,804	4,982	2,373	796	64	14,783	55,100	151,381
Classified (8-9)	29,999	868	9,271	—	142	809	9,681	20,791	71,561
Total Commercial and industrial	$1,540,030	$999,999	$621,879	$174,574	$118,783	$70,109	$111,523	$1,018,882	$4,655,779

Commercial real estate-investor owned
Pass (1-6)	$587,403	$402,899	$479,131	$374,155	$266,044	$281,232	$4,566	$48,808	$2,444,238
Special Mention (7)	12,195	4,901	—	43,506	2,389	9,623	31,321	1,999	105,934
Classified (8-9)	256	—	821	20,274	13,564	4,702	—	—	39,617
Total Commercial real estate-investor owned	$599,854	$407,800	$479,952	$437,935	$281,997	$295,557	$35,887	$50,807	$2,589,789

Commercial real estate-owner occupied
Pass (1-6)	$420,774	$329,001	$437,731	$408,210	$246,024	$352,095	$890	$29,239	$2,223,964
Special Mention (7)	6,914	10,764	5,323	12,324	8,426	18,389	—	—	62,140
Classified (8-9)	13,794	3,727	4,063	6,452	3,765	22,319	—	250	54,370
Total Commercial real estate-owner occupied	$441,482	$343,492	$447,117	$426,986	$258,215	$392,803	$890	$29,489	$2,340,474

Construction real estate
Pass (1-6)	$404,286	$211,573	$198,278	$38,131	$6,110	$3,823	$9,513	$5,338	$877,052
Special Mention (7)	11,250	33	49	294	—	223	—	—	11,849
Classified (8-9)	—	—	1,573	—	—	585	—	—	2,158
Total Construction real estate	$415,536	$211,606	$199,900	$38,425	$6,110	$4,631	$9,513	$5,338	$891,059

Residential real estate
Pass (1-6)	$46,454	$37,371	$35,082	$27,784	$22,350	$78,113	$5,880	$79,284	$332,318
Special Mention (7)	1,539	26	239	—	—	1,435	—	887	4,126
Classified (8-9)	—	2,979	107	11,976	5,538	1,572	—	—	22,172
Total residential real estate	$47,993	$40,376	$35,428	$39,760	$27,888	$81,120	$5,880	$80,171	$358,616

Other
Pass (1-6)	$31,286	$6,058	$50,351	$55,844	$49,519	$31,061	$44	$40,578	$264,741
Special Mention (7)	—	2,326	—	—	—	1,780	—	7,660	11,766
Classified (8-9)	—	—	—	—	—	5	—	—	5
Total Other	$31,286	$8,384	$50,351	$55,844	$49,519	$32,846	$44	$48,238	$276,512

Total loans classified by risk category	$3,076,181	$2,011,657	$1,834,627	$1,173,524	$742,512	$877,066	$163,737	$1,232,925	$11,112,229
Total loans classified by performing status									108,126
Total loans									$11,220,355

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,567,738	$1,052,462	$345,292	$194,972	$123,425	$71,205	$12,163	$1,108,233	$4,475,490
Special Mention (7)	52,523	6,845	8,597	544	453	242	272	19,590	89,066
Classified (8-9)	12,824	19,306	1,833	812	339	363	508	45,830	81,815
Total Commercial and industrial	$1,633,085	$1,078,613	$355,722	$196,328	$124,217	$71,810	$12,943	$1,173,653	$4,646,371

Commercial real estate-investor owned
Pass (1-6)	$495,131	$544,223	$492,974	$323,175	$165,343	$236,914	$5,222	$51,413	$2,314,395
Special Mention (7)	3,626	22,725	51,851	1,657	164	5,526	—	—	85,549
Classified (8-9)	9,411	1,034	43	15,838	2,831	4,919	48	—	34,124
Total Commercial real estate-investor owned	$508,168	$567,982	$544,868	$340,670	$168,338	$247,359	$5,270	$51,413	$2,434,068

Commercial real estate-owner occupied
Pass (1-6)	$407,901	$486,701	$489,589	$301,399	$183,872	$313,474	$5,083	$30,036	$2,218,055
Special Mention (7)	13,739	2,521	4,652	10,492	5,439	15,833	—	1,493	54,169
Classified (8-9)	3,389	3,413	2,247	3,181	8,878	24,857	5,056	—	51,021
Total Commercial real estate-owner occupied	$425,029	$492,635	$496,488	$315,072	$198,189	$354,164	$10,139	$31,529	$2,323,245

Construction real estate
Pass (1-6)	$292,689	$325,010	$96,426	$30,956	$1,413	$3,408	$10	$3,700	$753,612
Special Mention (7)	42	2,958	1,046	210	123	114	—	—	4,493
Classified (8-9)	1,137	704	—	—	13	466	—	—	2,320
Total Construction real estate	$293,868	$328,672	$97,472	$31,166	$1,549	$3,988	$10	$3,700	$760,425

Residential real estate
Pass (1-6)	$59,259	$41,956	$51,436	$30,713	$17,793	$77,327	$1,464	$78,351	$358,299
Special Mention (7)	322	—	—	—	75	1,801	—	614	2,812
Classified (8-9)	127	1,073	69	—	30	1,492	74	7,500	10,365
Total residential real estate	$59,708	$43,029	$51,505	$30,713	$17,898	$80,620	$1,538	$86,465	$371,476

Other
Pass (1-6)	$10,071	$55,923	$67,766	$53,569	$9,382	$19,657	$7	$28,464	$244,839
Special Mention (7)	—	—	14,472	—	—	—	—	11,645	26,117
Classified (8-9)	—	—	—	—	—	8	—	—	8
Total Other	$10,071	$55,923	$82,238	$53,569	$9,382	$19,665	$7	$40,109	$270,964

Total loans classified by risk category	$2,929,929	$2,566,854	$1,628,293	$967,518	$519,573	$777,606	$29,907	$1,386,869	$10,806,549
Total loans classified by performing status									77,569
Total loans									$10,884,118

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

	December 31, 2024
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$60,899	$11	$60,910
Real estate:
Commercial - investor owned	17,175	—	17,175
Commercial - owner occupied	27,349	—	27,349
Residential	647	—	647
Other	2,036	9	2,045
Total	$108,106	$20	$108,126

	December 31, 2023
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$26,076	$112	$26,188
Real estate:
Commercial - investor owned	17,885	—	17,885
Commercial - owner occupied	28,373	—	28,373
Residential	712	—	712
Other	4,406	5	4,411
Total	$77,452	$117	$77,569

NOTE 5 - LEASES

Lessee Arrangements
The Company has banking and limited-service facilities, data centers, and certain equipment under lease agreements. Most of the leases expire between 2025 and 2029 and include one or more renewal options for up to 5 years. Six leases expire between 2030 and 2034. All leases are classified as operating leases.

	For the year ended December 31,
($ in thousands)	2024	2023
Operating lease cost	$5,757	$5,628
Short-term lease cost	402	491
Total lease cost	$6,159	$6,119

Payments on operating leases included in the measurement of lease liabilities during the twelve months ended December 31, 2024 and 2023 totaled $5.6 million and $5.5 million, respectively. Right-of-use assets obtained in exchange for lease obligations totaled $2.0 million and $15.6 million during the twelve months ended December 31, 2024 and 2023, respectively. The additions in 2024 and 2023 were primarily from lease renewals.

Supplemental balance sheet information related to leases is as follows:

($ in thousands)	December 31, 2024	December 31, 2023
Operating lease right-of-use assets, included in other assets	$22,759	$25,406
Operating lease liabilities, included in other liabilities	26,150	28,635

Operating leases
Weighted average remaining lease term	6 years	7 years
Weighted average discount rate	4.0%	3.9%

Maturities of operating lease liabilities are as follows:

($ in thousands)
Year	Amount
2025	$6,158
2026	6,104
2027	4,850
2028	3,420
2029	2,267
Thereafter	7,061
Total operating lease liabilities, payments	29,860
Less: present value adjustment	3,710
Operating lease liabilities	$26,150

Lessor Arrangements
The Company leases office space to a third party through an operating lease. This lease has remaining lease terms of 18 months. Lessor income was $1.9 million and $1.8 million for the twelve months ended December 31, 2024, and 2023, respectively.

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

The Company executed a prime based interest rate collar in the fourth quarter of 2022 with a notional amount of $100.0 million. The collar includes a cap of 8.14% and a floor of 5.25%. The collar matures on October 1, 2029. The Company also executed a 1-month SOFR based interest rate collar in the fourth quarter of 2024 with a notional amount of $50.0 million. The collar includes a cap of 4.21% and a floor of 3.23%. The collar matures on November 1, 2029. These transactions are commonly referred to as zero cost collars, which involves the Company selling an interest rate cap where payments will be made when the index exceeds the cap rate, and the purchase of a floor where payments will be received if the index falls below the floor.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates $0.6 million will be reclassified as a decrease to interest expense and $1.2 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31st of the year presented.

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	2024	2023	2024	2023	2024	2023
Derivatives designated as hedging instruments
Interest rate swaps	$282,064	$211,962	$649	$1,389	$3,139	$233
Interest rate collars	150,000	100,000	—	514	1,056	—
Total	$432,064	$311,962	$649	$1,903	$4,195	$233

Derivatives not designated as hedging instruments
Interest rate swaps	$854,171	$779,152	$14,495	$15,886	$14,497	$15,951

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

As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$15,144	$—	$15,144	$4,975	$9,710	$459

Liabilities:
Interest rate swaps	$17,636	$—	$17,636	$4,975	$—	$12,661
Interest rate collars	1,056	—	1,056	—	—	1,056
Securities sold under agreements to repurchase	244,618	—	244,618	—	244,618	—

As of December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$17,275	$—	$17,275	$1,105	$16,170	$—
Interest rate collar	514	—	514	—	—	514

Liabilities:
Interest rate swaps	$16,184	$—	$16,184	$1,105	$—	$15,079
Securities sold under agreements to repurchase	250,197	—	250,197	—	250,197	—

As of December 31, 2024, the fair value of counterparty derivatives in a net liability position, which includes accrued interest, related to these agreements was $14.0 million. The company has minimum collateral posting thresholds with certain derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from counterparties on derivatives that were in a net asset position as noted in the tables above.

NOTE 7 - FIXED ASSETS

A summary of fixed assets is as follows:

	December 31,
($ in thousands)	2024	2023
Land	$11,716	$11,716
Buildings and leasehold improvements	54,552	50,720
Furniture, fixtures and equipment	23,634	21,526
	89,902	83,962
Less accumulated depreciation and amortization	44,893	41,281
Total fixed assets	$45,009	$42,681

Depreciation and amortization of fixed assets included in noninterest expense amounted to $5.1 million, $5.1 million, $5.6 million in 2024, 2023, and 2022, respectively.

In 2023, the Company completed an asset sale-leaseback on a branch location in the Kansas City market and recorded a gain of $0.1 million.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill was $365.2 million for the years ending December 31, 2024 and 2023, respectively.

The table below presents a summary of intangible assets:

($ in thousands)	Years ended December 31,
	2024	2023
Core deposit intangible, net, beginning of year	$12,318	$16,919
Amortization	(3,834)	(4,601)
Core deposit intangible, net, end of year	$8,484	$12,318

Amortization expense on the core deposit intangibles was $3.8 million, $4.6 million, and $5.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. The core deposit intangibles are being amortized over a 10-year period.

The following table reflects the amortization schedule for the core deposit intangible at December 31, 2024.

Year	Core Deposit Intangible ($ in thousands)
2025	$3,068
2026	2,301
2027	1,535
2028	953
2029	396
After 2029	231
$8,484

NOTE 9 - DEPOSITS

Following is a summary of certificates of deposit maturities at December 31, 2024:

($ in thousands)	Brokered	Customer	Total
Less than 1 year	$379,370	$843,232	$1,222,602
Greater than 1 year and less than 2 years	105,218	30,478	135,696
Greater than 2 years and less than 3 years	—	3,587	3,587
Greater than 3 years and less than 4 years	—	2,445	2,445
Greater than 4 years and less than 5 years	—	1,225	1,225
Greater than 5 years	—	4,049	4,049
	$484,588	$885,016	$1,369,604

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $268.2 million and $234.6 million as of December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, deposit accounts of executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director totaled $0.9 million and $2.6 million, respectively.

The Company is a participant in certain networks that offer deposit placement services on a reciprocal basis that qualify large deposits for FDIC insurance. The Company had $96.6 million and $91.7 million of certificates of deposits, and $1.2 billion and $1.1 billion of demand deposits in these reciprocal accounts at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, overdraft deposits of $17.2 million and $1.6 million, respectively, were reclassified to loans.

NOTE 10 - SUBORDINATED DEBENTURES AND NOTES

The following table summarizes the Company’s subordinated debentures at December 31:

	Amount		Maturity Date	Initial Call Date (1)	Interest Rate
($ in thousands)	2024	2023
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3 month term SOFR + 3.11%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3 month term SOFR + 2.91%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3 month term SOFR + 2.23%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3 month term SOFR + 2.09%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3 month term SOFR + 1.70%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3 month term SOFR + 1.86%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3 month term SOFR + 1.86%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3 month term SOFR + 2.51%
JEFFCO Stat Trust I	7,732	7,732	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (2)	4,658	4,604	March 17, 2034	March 17, 2009	Floats @ 3 month term SOFR + 3.01%
Trinity Capital Trust III (2)	5,539	5,473	September 8, 2034	September 8, 2009	Floats @ 3 month term SOFR + 2.96%
Trinity Capital Trust IV	10,310	10,310	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (2)	8,358	8,195	December 15, 2036	September 15, 2011	Floats @ 3 month term SOFR + 1.91%
Total junior subordinated debentures	93,404	93,121
5.75% Fixed-to-floating rate subordinated notes	63,250	63,250	June 1, 2030	June 1, 2025	Fixed @ 5.75% until June 1, 2025, then floats @ Benchmark rate (3 month term SOFR) + 5.66%
Debt issuance costs	(103)	(387)
Total fixed-to-floating rate subordinated notes	63,147	62,863
Total subordinated debentures and notes	$156,551	$155,984

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

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s Consolidated Statements of Income. The Company’s investment in these trusts of $2.9 million at December 31, 2024 and 2023 is included in other investments in the consolidated balance sheets. The Company has fixed the interest rate on a portion of its junior subordinated debentures through a series of interest rate swaps. For further discussion of the interest rate swaps and the corresponding terms, see “Note 6 – Derivative Financial Instruments.”

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

NOTE 11 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans, and certain commercial real estate loans. At December 31, 2024 and 2023, the unpaid principal of the loans pledged to the FHLB of Des Moines was $2.6 billion and $1.9 billion, respectively. The loans are pledged to the secured line of credit to maintain the borrowing base, which had availability of approximately $1.3 billion and $1.0 billion at December 31, 2024 and 2023, respectively.

The Company did not have any FHLB advances at December 31, 2024 or 2023.

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

A summary of securities sold under agreements to repurchase is as follows:

	December 31,
($ in thousands)	2024	2023
Securities sold under agreement to repurchase	$244,618	$250,197

Average balance during the year	164,959	168,745
Maximum balance outstanding at any month-end during the year	244,618	250,197
Average interest rate during the year	3.44%	2.16%
Average interest rate at the year ended	3.09%	3.56%

Federal Reserve Line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity. As of December 31, 2024 and 2023, $2.8 billion and $2.5 billion, respectively, was available under this line. This line was secured by a pledge of certain eligible loans and securities aggregating $3.2 billion and $2.9 billion, at December 31, 2024 and 2023, respectively. Included in the line at December 31, 2023 was $215.0 million related to the Bank Term Funding program that ended on March 11, 2024. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2024 or 2023.

Other Borrowings
The Company had $36.2 million of borrowings from various entities related to New Market Tax Credit investments at December 31, 2024 and 2023. These notes have remaining terms that range from 24-29 years. These notes have an interest rate of 1.0% and are generally interest only for the first 7 years.

Revolving Credit Line
In February 2016, the Company entered into a senior unsecured revolving credit agreement (the “Revolving Agreement”) with another bank. The Revolving Agreement had a one-year term that matured on February 22, 2025, allowed for borrowings up to $25 million, and had an interest rate of one-month Term SOFR plus 185 basis points until February 2025. A fee of 0.40% annually was assessed against the unused commitment. The proceeds could be used for general corporate purposes. The Revolving Agreement was subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The revolving credit line was not accessed in 2024 or 2023.

Term Loan
In February 2019, the Company entered into a five year, $40.0 million unsecured term loan agreement (the “Term Loan”) with another bank with the proceeds primarily used to fund the company’s cash portion of an acquisition in 2019. The interest rate was one-month LIBOR plus 125 basis points until February 2022. In February 2022, the interest rate on the Term Loan was amended to one-month Term SOFR plus 136 basis points. The term loan agreement matured in February 2024 and was not renewed.

A summary of the Term Loan is as follows:

	December 31,
($ in thousands)	2024	2023
Term Loan	$—	$11,429

Average balance during the year	1,624	14,959
Maximum balance outstanding at any month-end	11,429	17,143
Weighted average interest rate during the year	6.78%	6.44%
Average interest rate at December 31	—%	6.70%

NOTE 13 - LITIGATION AND OTHER CONTINGENCIES

The Company, from time to time, is a party to various legal proceedings arising out of its businesses. Management believes there are no such legal proceedings pending or threatened against the Company in the ordinary course of business, directly, indirectly, or in the aggregate that, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company.

NOTE 14 - REGULATORY CAPITAL

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2024 and 2023, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2024 and 2023, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the following table. In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

The capital ratios are presented in the following table:

	December 31,
	2024		2023
	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.8%	12.4%	11.3%	12.2%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.1%	12.4%	12.7%	12.2%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.6%	13.4%	14.2%	13.2%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.1%	10.5%	11.0%	10.6%	5.0%	N/A

NOTE 15 - SHAREHOLDERS’ EQUITY AND COMPENSATION PLANS

Shareholders’ Equity

Common Stock
At December 31, 2024 and 2023, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31,
	2024	2023
Outstanding performance units (maximum issuance)	363,070	273,202
Outstanding RSU’s	297,122	290,141
Outstanding options	510,812	333,608
2018 Stock Incentive Plan	290,841	732,427
Non-Management Director Plan	104,145	130,162
2018 Employee Stock Purchase Plan	399,289	447,655
Total	1,965,279	2,207,195

Common Stock Repurchase Plan
In May 2022, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. At December 31, 2024, there were 1,373,222 shares available for repurchase under the plan.

Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock with a par value of $0.01 with 75,000 shares issued and outstanding at the end of 2024 and 2023. The Board of Directors has the right to set for each series of preferred stock, subject to the laws of the State of Delaware, the dividend rate, conversion and redemption terms, voting rights and liquidation preferences, among others. In the fourth quarter 2021, the Company issued and sold 3,000,000 depositary shares, each representing 1/40th interest in a share of the Company’s 5% Noncumulative, Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), totaling $72.0 million, net of issuance costs. The depositary shares trade under the ticker “EFSCP”. The Series A Preferred Stock may be redeemed at the Company’s option, subject to prior regulatory approval, in whole or in part on any dividend payment date on or after December 15, 2026 or within 90 days following a regulatory capital event, as defined in the offering documents. If any Series A Preferred Stock are redeemed, a proportionate number of depositary shares will also be redeemed.

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

Dividends on the Company’s capital stock are prohibited under the terms of the junior subordinated debenture agreements, see “Note 10 – Subordinated Debentures and Notes,” if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock is prohibited. At December 31, 2024, the Company was not in default on any of the junior subordinated debenture issuances or preferred stock.

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2021	$5,271	$15,684	$(2,178)	$18,777
Net change	(149,623)	(2,696)	3,210	(149,109)
Transfer from available-for-sale to held-to-maturity	(197)	197	—	—
Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	31,705	(2,605)	217	29,317
Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)
Net change	(9,288)	(2,492)	(3,923)	(15,703)
Balance, December 31, 2024	$(122,132)	$8,088	$(2,674)	$(116,718)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income:

	2024			2023			2022
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$(12,351)	$(3,063)	$(9,288)	$42,988	$10,833	$32,155	$(200,030)	$(50,407)	$(149,623)
Reclassification of gain on sale of available-for-sale securities(a)	—	—	—	(601)	(151)	(450)	—	—	—
Reclassification of gain on held-to-maturity securities(a)	(3,314)	(822)	(2,492)	(3,483)	(878)	(2,605)	(3,605)	(909)	(2,696)
Change in unrealized gain (loss) on cash flow hedges	(6,949)	(1,723)	(5,226)	(656)	(165)	(491)	3,741	943	2,798
Reclassification of loss on cash flow hedges(b)	1,731	428	1,303	945	237	708	551	139	412
Total other comprehensive income (loss)	$(20,883)	$(5,180)	$(15,703)	$39,193	$9,876	$29,317	$(199,343)	$(50,234)	$(149,109)

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

The total excess income tax benefit for share-based compensation arrangements was immaterial for the year ended December 31, 2024, and $0.3 million and $0.1 million for the years ended December 31, 2023, and 2022, respectively. At December 31, 2024, there was $14.0 million of total unrecognized compensation cost related to unvested share-based compensation awards. The cost is expected to be recognized over a weighted-average term of approximately one year.

The following table summarizes share-based compensation expense:

	For the year ended December 31,
($ in thousands)	2024	2023	2022
Performance stock units	$2,898	$2,879	$2,391
Restricted stock units	5,341	5,014	4,156
Stock options	2,110	1,609	916
Employee stock purchase plan	523	644	543
Total share-based compensation expense	$10,872	$10,146	$8,006

Performance Stock Units
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a three-year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at least at the target level. The amount of the awards is determined at the end of the three-year vesting and performance period. The fair value of performance units issued upon vesting in 2024, 2023, and 2022 were $2.6 million, $1.6 million, and $0.5 million, respectively.

Information related to the outstanding grants at December 31, 2024 is shown below:

($ in thousands, except per share data)	2022 - 2024 Cycle	2023 - 2025 Cycle	2024 - 2026 Cycle
Shares issuable at target	41,765	56,424	83,346
Maximum shares issuable	83,530	112,848	166,692
Unrecognized compensation cost	$92	$767	$2,156
Weighted average grant date fair value (per share)	$51.91	$62.19	$38.84

	Maximum Shares Issuable	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	273,202	$54.82
Granted	166,692	38.84
Vested (issued 64,582 shares)	(76,824)	47.16
Outstanding at December 31, 2024	363,070	$49.10

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

Various information related to the RSUs is shown below.

	At or for the year ended December 31,
($ in thousands except per unit data)	2024	2023	2022
Total fair value of awards vesting during the year	$4,919	$3,894	$3,888
Unrecognized compensation cost	8,328	8,438	8,507
Expected years to recognize unearned compensation	1.5 years	1.7 years	2.0 years
Weighted average grant date fair value per unit	$41.52	$50.46	$47.96

A summary of the status of the Company’s RSU awards as of December 31, 2024 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	290,141	$48.69
Granted	140,359	41.52
Vested	(116,886)	47.22
Forfeited	(16,492)	45.22
Outstanding at December 31, 2024	297,122	$46.07

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

The following weighted average assumptions were used for grants issued during the years ended December 31, 2024, 2023, and 2022.

	Weighted Average
	For the year ended December 31,
	2024	2023	2022
Risk Free Interest Rate	4.27%	4.09%	1.95%
Expected Dividend Yield	2.53%	1.84%	1.74%
Expected Volatility	35.79%	34.74%	34.54%
Expected Term (years)	6.2	6.3	6.2

Non-qualified stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years.

Following is a summary of stock option activity for 2024.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	333,608	$49.11
Granted	204,853	39.50
Exercised	(12,433)	45.58
Forfeited	(15,216)	45.84
Outstanding at December 31, 2024	510,812	$45.43	8.0 years
Exercisable at December 31, 2024	140,375	$46.02	6.6 years

The intrinsic value of options exercised totaled $0.7 million and $0.1 million in 2024 and 2023, respectively. The intrinsic value of options outstanding, expected to vest, and exercisable totaled $5.6 million, $5.6 million, and $1.5 million, respectively, in 2024. In 2023, the intrinsic value of options outstanding and expected to vest totaled $1.5 million, and the intrinsic value of options exercisable was immaterial.

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) provides its eligible employees with an opportunity to purchase common stock through accumulated payroll contributions. The ESPP provides for shares to be purchased at 85% of the lesser of the stock price at the enrollment date or the exercise date. The maximum number of shares of common stock available for sale under the ESPP is 750,000. In 2024, 2023, and 2022, employees purchased 48,366, 68,286, and 55,123 shares, respectively, and there are 399,289 remaining shares available under the ESPP at December 31, 2024.

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 400,000 shares of common stock to non-management directors as compensation. At December 31, 2024, there were 79,900 shares of stock available for grant under the Stock Plan for Non-Management Directors, exclusive of 24,245 shares to be issued upon deferral release.

Various information related to the Director Plan is shown below.

	At or for the year ended December 31,
	2024	2023	2022
Shares granted	28,993	27,016	23,343
Weighted average grant date fair value	$41.10	$41.31	$42.17

401(k) Plan
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21 and matches 100% of the first 6% of employee contributions. The amount charged to expense for the Company’s contributions to the plan was $7.1 million, $6.5 million and $5.8 million for 2024, 2023, and 2022, respectively.

Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan that permits certain executives to participate and defer up to 25% of their base salary and/or up to 100% of their eligible bonus for a plan year. Participants make an irrevocable election when they elect to participate for a plan year to receive the vested account balance following their retirement date, or at a future date not less than five years after the beginning of the plan year. At December 31, 2024, the Company had a liability of $4.2 million related to the deferred compensation plan.

NOTE 16 - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

	Year ended December 31,
($ in thousands)	2024	2023	2022
Current:
Federal	$41,477	$40,471	$42,718
State and local	8,022	9,616	11,505
Total current	49,499	50,087	54,223
Deferred:
Federal	(2,535)	283	1,853
State and local	(986)	2,097	341
Total deferred	(3,521)	2,380	2,194
Total income tax expense	$45,978	$52,467	$56,417

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate to income before income taxes reflected in the Consolidated Statements of Income is as follows:

	Year ended December 31,
($ in thousands)	2024	2023	2022
Income tax expense at statutory rate	$48,561	$51,770	$54,487
Increase (reduction) in income tax resulting from:
Tax-exempt interest income, net	(5,124)	(4,942)	(4,351)
State and local income taxes, net	7,334	9,445	9,767
Bank-owned life insurance	(892)	(888)	(545)
Non-deductible expenses	1,524	2,059	926
Tax benefit of low-income housing tax credit ("LIHTC") investments, net	285	(56)	(195)
Excess tax benefits	28	(251)	(68)
Federal tax credits	(5,619)	(4,364)	(3,661)
Other, net	(119)	(306)	57
Total income tax expense	$45,978	$52,467	$56,417

The net amount recognized as a component of tax expense for tax credits, other tax benefits, and amortization from LIHTC investments recognized per the table above was immaterial for the years ended December 31, 2024 and December 31, 2023, and $0.2 million for the year ended December 31, 2022. As of December 31, 2024 and 2023, the carrying value of the investments related to low-income housing tax credits was $16.7 million and $17.2 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments.

A net deferred income tax asset of $85.4 million and $76.7 million is included in other assets in the consolidated balance sheets at December 31, 2024 and 2023, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Year ended December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Allowance for loan losses	$34,212	$33,423
Loans held-for-sale	3,304	4,463
Other real estate	39	—
Deferred compensation	5,209	4,746
Accrued compensation	6,265	6,047
Unrealized losses on securities, net	38,734	33,687
Net operating losses and tax credits	5,299	5,544
Lease liability accrual	6,485	7,101
Other investments	5,587	5,341
Research and experimental expenses	1,473	1,944
Fixed assets	2,802	2,341
Deferred expenses	3,021	1,158
Other deferred tax assets	3,248	3,665
Total deferred tax assets	115,678	109,460

Deferred tax liabilities:
Acquired loans	1,922	2,388
Intangible assets	8,756	8,576
Right of use asset	5,644	6,301
Other investments	10,233	11,834
Other deferred tax liabilities	951	841
Total deferred tax liabilities	27,506	29,940
Net deferred tax asset before valuation allowance	88,172	79,520
Less: valuation allowance	2,812	2,812
Net deferred tax asset	$85,360	$76,708

As part of an acquisition in 2019, the company acquired net operating loss, tax credit, and capital loss deferred tax assets. Net operating losses originated in the years 2012, 2014-2017, and 2019 and will expire in the years between 2032-2037. Tax credit carryforwards originated in years 2010-2015 and will expire in the years between 2030-2035.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The company determined it was more likely than not that some of the acquired net operating loss and tax credit assets would not be realized and has recognized a valuation allowance of $2.8 million at December 31, 2024 and 2023, respectively.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in thirty-one states and localities. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2019, with the exception of 2016 and 2017 being open years by state taxing authorities. Net operating losses generated prior to 2016 that are utilized going forward would still be subject to examination.

As of December 31, 2024, the gross amount of unrecognized tax benefits was $5.0 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $4.0 million compared to $2.4 million and $2.2 million as of December 31, 2023 and 2022, respectively. The Company believes it is reasonably possible the gross amount of unrecognized benefits will be reduced by approximately $0.3 million as a result of a lapse of statute of limitations in the next 12 months. The Company is under audit by the state of California, Missouri, and Texas, and while the Company has concluded it has adequately provided for uncertain tax positions, the outcome of such audits are always uncertain and could result in additional tax expense, though immaterial.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amount accrued for interest and penalties was $2.1 million as of 2024, $1.0 million as of 2023, and $0.6 million as of 2022.

The activity in the gross liability for unrecognized tax benefits was as follows:

($ in thousands)	2024	2023	2022
Balance at beginning of year	$3,077	$2,724	$2,697
Additions based on tax positions related to the current year	1,212	727	683
Additions for tax positions of prior years	1,128	24	47
Settlements for tax positions of prior years	—	—	(82)
Settlements or lapse of statute of limitations	(401)	(398)	(621)
Balance at end of year	$5,016	$3,077	$2,724

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

The contractual amounts of off-balance-sheet financial instruments are as follows:

($ in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit	$3,001,565	$2,937,760
Letters of credit	137,926	107,082
Tax credits	1,801	3,514
Limited partnership commitments	39,278	32,548

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2024 and December 31, 2023. Other liabilities include an allowance for credit losses on unadvanced commitments of $6.1 million and $6.6 million at December 31, 2024 and 2023, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2024, and December 31, 2023, $156.5 million and $191.6 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of letters of credit range from one month to 3 years at December 31, 2024.

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

	December 31, 2024
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$276,040	$—	$276,040
Obligations of states and political subdivisions	—	409,197	—	409,197
Agency mortgage-backed securities	—	1,027,394	—	1,027,394
Corporate debt securities	—	20,746	—	20,746
U.S. Treasury Bills	—	128,893	—	128,893
Total securities available-for-sale	—	1,862,270	—	1,862,270
Other investments	—	2,983	—	2,983
Derivatives	—	15,144	—	15,144
Total assets	$—	$1,880,397	$—	$1,880,397

Liabilities
Derivatives	$—	$18,692	$—	$18,692
Total liabilities	$—	$18,692	$—	$18,692

	December 31, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$296,446	$—	$296,446
Obligations of states and political subdivisions	—	432,171	—	432,171
Agency mortgage-backed securities	—	700,381	—	700,381
Corporate debt securities	—	181,701	—	181,701
U.S. Treasury Bills	—	7,574	—	7,574
Total securities available-for-sale	—	1,618,273	—	1,618,273
Other investments	—	2,941	—	2,941
Derivative financial instruments	—	17,789	—	17,789
Total assets	$—	$1,639,003	$—	$1,639,003

Liabilities
Derivative financial instruments	$—	$16,184	$—	$16,184
Total liabilities	$—	$16,184	$—	$16,184

•Securities available-for-sale. Fair values for available-for-sale securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions at the security level. Changes in fair value are recognized through accumulated other comprehensive income.

•Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third-party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets. Changes in the fair value of client-related derivative instruments are recognized through net income. For the years ended December 31, 2024 and 2023, the gains and losses substantially offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

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

	December 31, 2024
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$15,370	$—	$—	$15,370
Other real estate	3,955	—	—	3,955
Total	$19,325	$—	$—	$19,325

	December 31, 2023
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$5,138	$—	$—	$5,138
Other real estate	5,736	—	—	5,736
Total	$10,874	$—	$—	$10,874
(1) The amounts represent balances measured at fair value during the period and still held as of the reporting date.

Carrying amount and fair value
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2024 and 2023. This summary excludes certain financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis disclosed above. Financial instruments for which carrying values approximate fair value include cash and due from banks, federal funds sold, interest bearing deposits, accrued interest receivable/payable, demand, savings and money market deposits.

	December 31, 2024			December 31, 2023
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$928,935	$858,871	Level 2	$750,434	$696,647	Level 2
Other investments	69,801	69,801	Level 2	63,255	63,255	Level 2
Loans held-for-sale	110	110	Level 2	359	359	Level 2
Loans, net	11,082,405	10,983,459	Level 3	10,749,347	10,392,551	Level 3
State tax credits, held-for-sale	14,663	15,518	Level 3	22,115	23,897	Level 3
Servicing asset	2,256	3,570	Level 2	2,861	3,799	Level 2

Balance sheet liabilities
Certificates of deposit	$1,369,604	$1,364,377	Level 3	$1,272,914	$1,265,905	Level 3
Subordinated debentures and notes	156,551	155,102	Level 2	155,984	154,354	Level 2
Other borrowings	280,821	258,461	Level 2	297,829	274,658	Level 2

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

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
($ in thousands)	2024	2023
Assets
Cash	$123,956	$100,418
Investment in Bank	1,824,550	1,748,260
Investment in nonbank subsidiaries	8,717	11,267
Other assets	26,664	27,701
Total assets	$1,983,887	$1,887,646

Liabilities and Shareholders’ Equity
Subordinated debentures and notes	$156,551	$155,984
Notes payable	—	11,429
Accounts payable and other liabilities	3,334	4,165
Shareholders' equity	1,824,002	1,716,068
Total liabilities and shareholders' equity	$1,983,887	$1,887,646

Condensed Statements of Income

	Year ended December 31,
($ in thousands)	2024	2023	2022
Income:
Dividends from Bank	$115,000	$45,000	$75,000
Dividends from nonbank subsidiaries	720	4,875	1,700
Other	3,959	7,736	1,086
Total income	119,679	57,611	77,786

Expenses:
Interest expense	10,671	10,856	9,825
Other expenses	9,246	8,774	8,580
Total expenses	19,917	19,630	18,405

Income before taxes and equity in undistributed earnings of subsidiaries	99,762	37,981	59,381

Income tax benefit	3,530	2,520	3,585

Net income before equity in undistributed earnings of subsidiaries	103,292	40,501	62,966

Equity in undistributed earnings of subsidiaries	81,974	153,558	140,077
Net income	$185,266	$194,059	$203,043

Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$185,266	$194,059	$203,043
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,675	4,439	8,006
Net income of subsidiaries	(197,694)	(203,433)	(216,777)
Dividends from subsidiaries	115,720	49,875	76,700
Other, net	(1,020)	(421)	6,102
Net cash provided by operating activities	103,947	44,519	77,074

Cash flows from investing activities:
Cash proceeds from subsidiaries	2,188	—	—
Purchases of other investments	(1,216)	(1,002)	(2,187)
Proceeds from distributions on other investments	2,549	3,314	3,878
Net cash provided by investing activities	3,521	2,312	1,691

Cash flows from financing activities:
Repayment of long-term debt	(11,429)	(5,714)	(5,714)
Dividends paid on common stock	(39,550)	(37,368)	(33,602)
Repurchase of common stock	(29,641)	—	(32,923)
Dividends paid on preferred stock	(3,750)	(3,750)	(4,041)
Other	440	1,401	1,773
Net cash used in financing activities	(83,930)	(45,431)	(74,507)

Net increase in cash and cash equivalents	23,538	1,400	4,258
Cash and cash equivalents, beginning of year	100,418	99,018	94,760
Cash and cash equivalents, end of year	$123,956	$100,418	$99,018

NOTE 20 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Year ended December 31,
($ in thousands)	2024	2023	2022
Other income:
Bank-owned life insurance	$3,737	$3,688	$3,324
Community development fees	2,440	4,037	5,304
Net gain (loss) on sales of other real estate owned	3,089	187	(93)
Other income	12,721	15,000	8,182
Total other noninterest income	$21,987	$22,912	$16,717

Other expense:
Amortization of intangibles	$3,834	$4,601	$5,367
Banking expenses	8,409	8,110	7,212
FDIC and other insurance	13,161	13,164	7,098
Loan, legal expenses	8,749	8,639	6,943
Other professional services	6,671	7,040	5,399
Other expenses	29,706	32,332	25,854
Total other noninterest expenses	$70,530	$73,886	$57,873

NOTE 21 - SEGMENT REPORTING

The Company has determined it has one operating and reportable segment. The economic characteristics, including the nature, the type or class of customer, and the nature of the regulatory environment of the products, services and business lines of the Company are all similar. The Company provides a full range of banking services, including mortgage, tax credit brokerage, wealth management and traditional banking services, to individuals and corporate customers. Refer to “Item 8. Note 1 – Summary of Significant Accounting Policies” for the accounting policies of the Company.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The operating results that are regularly reviewed by the CODM are the consolidated results of the Company. The CODM uses the consolidated results of the Company in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends. The CODM assesses performance for the segment and decides how to allocate resources based on net income, reported on the income statement as consolidated net income. The CODM is provided with the consolidated financial statement package on a monthly basis.

The Company considered the following factors, among others, in determining significant segment expenses: the magnitude of the expense item and its relevance to the segment’s performance, the variability and volatility of the expense item, and whether the expenses are used by the CODM. The Company’s significant segment revenues and expenses that are regularly provided to the CODM, including the Company’s profit or loss, have been included within the primary financial statements and notes thereto. Refer to “Item 8. Consolidated Financial Statements” and “Item 8. Note 20 - Supplemental Financial Information” for these figures.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2024. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2024.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024, and it is included herein. See "Item 8. Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting
The Company completed the conversion of its legacy core system into a new core banking platform. This upgrade included enhancements to the loan and deposit areas, as well as digital banking and the general ledger, among others. The conversion was completed October 11, 2024 and, as a result, there were certain changes to the Company’s internal control over financial reporting to align with the new system functionality and updated processes.

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

On December 17, 2024, James B. Lally, Chief Executive Officer and Director, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 10,778 shares of common stock. Mr. Lally’s plan will expire on September 18, 2025, subject to early termination in accordance with the terms of the plan.

No other officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c) during the year ended December 31, 2024.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024.

The Company has adopted an Insider Trading Policy which governs the purchase, sale and/or other disposition of the Company’s securities by its directors, officers and employees. This policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Report.

Governance:
The Company has adopted a Code of Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.enterprisebank.com.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2024.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,195,249	$45.43	770,030
Equity compensation plans not approved by security holders	—	—	—
Total	1,195,249	$45.43	770,030

(a)  Includes the following:
•297,122 shares of common stock to be issued upon vesting of outstanding restricted stock units under the 2018 Stock Incentive Plan;
•363,070 shares of common stock to be issued upon vesting of outstanding performance units under the 2018 Stock Incentive Plan;
•510,812 shares of common stock to be issued upon exercise of outstanding non-qualified stock options; and
•24,245 shares of common stock to be issued upon deferral release of common stock under the Non-Management Director Stock Plan.

(b) Includes the following:
•price only applicable to the outstanding non-qualified stock options.

(c)  Includes the following:
•290,841 shares of common stock available for issuance under the 2018 Stock Incentive Plan;
•79,900 shares of common stock available for issuance under the Non-Management Director Stock Plan; and
•399,289 shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan.

Additional information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership of Certain Beneficial Owners and Management section of the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

    3. Exhibits

    No.        Description

2.1    Agreement and Plan of Merger, dated April 26, 2021 by and among Enterprise Financial Services Corp, Enterprise Bank & Trust, First Choice Bancorp and First Choice Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2021 (File No. 001-15373)).

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

3.3    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999 filed on November 12, 1999 (File No. 001-15373)).

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

3.6    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2014 filed on July 29, 2014 (File No. 001-15373)).

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

10.1.1*    Executive Employment Agreement by and between Enterprise Financial Services Corp and James B. Lally, dated May 2, 2017 (incorporated by reference to Exhibit 10.1.1 to the Current Report on Form 8-K of Registrant filed on June 6, 2017 (File No. 001-15373)), and amended by that First Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.1.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 filed on August 4, 2023 (File No. 001-15373)).

10.1.2*    Executive Employment Agreement dated September 13, 2013 by and between Enterprise Financial Services Corp and Keene S. Turner (incorporated by reference herein to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013 filed on November 12, 2023 (File No. 001-15373)), amended by that First Amendment of Executive Employment Agreement dated as of February 27, 2015 (incorporated herein by reference to Exhibit 10.1.7 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015 (File No. 001-15373)), amended by that Second Amendment to Executive Employment Agreement dated as of October 29, 2015 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2015 filed on October 30, 2015 (File No. 001-15373)), and amended by that Third Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 filed on August 4, 2023 (File No. 001-15373)).

10.1.3*    Executive Employment Agreement dated effective January 1, 2005 by and between Enterprise Financial Services Corp and Scott R. Goodman, amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 15, 2013 (File 001-15373)), amended by that Second Amendment of Executive Employment Agreement dated October 11, 2013 (incorporated herein by reference to Exhibit 10.1.5 to Registrant’s Annual Report on Form 10-K filed on March 17, 2014 (File 001-15373)), and amended by that Third Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 filed on August 4, 2023 (File No. 001-15373)).

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

10.1.6*    Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Mark G. Ponder (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)), and amended by that First Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.1.6 to Registrant’s Annual Report on Form 10-K filed on February 26, 2024 (File No. 001-15373)).

10.1.7*    Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009 (File No. 001-15373)).

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

10.1.9*    Enterprise Financial Services Corp 2023 Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1.9 to Registrant’s Report on Form 10-K for the year ended December 31, 2022 filed on February 24, 2023 (File No. 001-15373)).

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

10.1.12*    Form of Enterprise Financial Services Corp LTIP Grant Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on April 27, 2018 (File No. 001-15373)).

10.1.13*    Form of Enterprise Financial Services Corp Stock Option Award Agreement, pursuant to Amended and Restated 2018 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1.14 to Registrant’s Annual Report on Form 10-K filed on February 19, 2021 (File No. 001-15373)).

19+    Enterprise Financial Services Corp Insider Trading Policy.

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

31.1+    Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2+    Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1+    Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2+    Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

97    Enterprise Financial Services Corp Financial Restatement Clawback Policy (incorporated herein by reference to Exhibit 97 to Registrant's Annual Report on Form 10-K filed on February 26, 2024).

101+    Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (vi) Notes to Consolidated Financial Statements.

104+    The cover page of Enterprise Financial Services Corp’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.
+ Filed herewith

(b)     The exhibits not incorporated by reference herein are filed herewith.

(c)     The financial statement schedules are either included in the Notes to Consolidated Financial Statements or omitted if inapplicable.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2025.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2025.

Signatures	Title
/s/ James B. Lally	Chief Executive Officer and Director (Principal Executive Officer)
James B. Lally

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Troy R. Dumlao	Chief Accounting Officer (Principal Accounting Officer)
Troy R. Dumlao

/s/ Michael A. DeCola*
Michael A. DeCola	Chairman of the Board of Directors

/s/ Lyne B. Andrich*
Lyne B. Andrich	Director

/s/ Michael E. Finn*
Michael E. Finn	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ James M. Havel*
James M. Havel	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ Marcela Manjarrez*
Marcela Manjarrez	Director

/s/ Stephen P. Marsh*
Stephen P. Marsh	Director

/s/ Daniel A. Rodrigues*
Daniel A. Rodrigues	Director

/s/ Richard M. Sanborn*
Richard M. Sanborn	Director

/s/ Eloise E. Schmitz*
Eloise E. Schmitz	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

/s/ Lina A. Young*
Lina A. Young	Director
*By: /s/ Keene S. Turner
Keene S. Turner
Attorney-In-Fact
February 28, 2025