Form 10-Q
period 2025-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2025-05-02
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025.

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

As of April 30, 2025, the Registrant had 36,932,680 shares of outstanding common stock, $0.01 par value per share.
This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Glossary of Acronyms, Abbreviations and Entities
The acronyms and abbreviations identified below are used in various sections of this Form 10-Q, including the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2 of this Form 10-Q.

ACL	Allowance for Credit Losses	Federal Reserve	Board of Governors of the Federal Reserve System
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	GDP	Gross Domestic Product
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	NM	Not meaningful
Company, Enterprise, We, Us or Our	Enterprise Financial Services Corp and Subsidiaries	PPNR	Pre-provision net revenue
CRE	Commercial Real Estate	SBA	Small Business Administration
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$260,280	$270,975
Federal funds sold	8,110	5,706
Interest-earning deposits	213,280	487,489
Total cash and cash equivalents	481,670	764,170
Interest-earning deposits greater than 90 days	1,390	1,881
Securities available-for-sale	1,990,068	1,862,270
Securities held-to-maturity, net	1,034,282	928,935
Loans held-for-sale	—	110
Loans	11,298,763	11,220,355
Allowance for credit losses on loans	(142,944)	(137,950)
Total loans, net	11,155,819	11,082,405
Other investments	84,413	72,784
Fixed assets, net	48,083	45,009
Goodwill	365,164	365,164
Intangible assets, net	7,628	8,484
Other assets	508,077	465,219
Total assets	$15,676,594	$15,596,431

Liabilities and Stockholders' Equity
Noninterest-bearing demand accounts	$4,285,061	$4,484,072
Interest-bearing demand accounts	3,193,903	3,175,292
Money market accounts	3,632,068	3,564,063
Savings accounts	535,307	553,461
Certificates of deposit:
Brokered	542,172	484,588
Customer	845,719	885,016
Total deposits	13,034,230	13,146,492
Subordinated debentures and notes	156,695	156,551
FHLB advances	205,000	—
Other borrowings	255,635	280,821
Other liabilities	156,961	188,565
Total liabilities	$13,808,521	$13,772,429

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,928,241 and 36,987,728 shares issued and outstanding	369	370
Additional paid in capital	988,554	990,733
Retained earnings	908,553	877,629
Accumulated other comprehensive loss, net	(101,391)	(116,718)
Total stockholders’ equity	1,868,073	1,824,002
Total liabilities and stockholders’ equity	$15,676,594	$15,596,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
($ in thousands, except per share data)	2025	2024
Interest income:
Loans	$181,912	$186,564
Debt securities:
Taxable	17,217	11,419
Nontaxable	7,119	5,765
Interest-earning deposits	5,124	3,569
Dividends on equity securities	408	406
Total interest income	211,780	207,723
Interest expense:
Deposits	59,266	64,473
Subordinated debentures and notes	2,562	2,484
FHLB advances	287	1,029
Other borrowings	2,149	2,009
Total interest expense	64,264	69,995
Net interest income	147,516	137,728
Provision for credit losses	5,184	5,756
Net interest income after provision for credit losses	142,332	131,972
Noninterest income:
Deposit service charges	4,420	4,423
Wealth management revenue	2,659	2,544
Card services revenue	2,395	2,412
Tax credit income (loss)	2,610	(2,190)
Other income	6,399	4,969
Total noninterest income	18,483	12,158
Noninterest expense:
Employee compensation and benefits	48,208	45,262
Deposit costs	23,823	20,277
Occupancy	4,430	4,326
Data processing	4,809	4,339
Professional fees	1,728	1,435
Other expense	16,785	17,862
Total noninterest expense	99,783	93,501

Income before income tax expense	61,032	50,629
Income tax expense	11,071	10,228
Net income	$49,961	$40,401
Dividends on preferred stock	938	938
Net income available to common stockholders	$49,023	$39,463

Earnings per common share
Basic	$1.33	$1.05
Diluted	1.31	1.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
($ in thousands)	2025	2024
Net income	$49,961	$40,401
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	12,885	(11,073)
Reclassification of gain on the sale of available-for-sale securities	(80)	—
Reclassification of gain on held-to-maturity securities	(612)	(626)
Change in unrealized gain (loss) on cash flow hedges	2,993	(2,942)
Reclassification of loss on cash flow hedges	141	265
Total other comprehensive income (loss), net of tax	15,327	(14,376)
Total comprehensive income	$65,288	$26,025

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended March 31
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	75	$71,988	36,988	$370	$990,733	$877,629	$(116,718)	$1,824,002
Net income	—	—	—	—	—	49,961	—	49,961
Other comprehensive income	—	—	—	—	—	—	15,327	15,327
Common stock dividends ($0.29 per share)	—	—	—	—	—	(10,717)	—	(10,717)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Repurchase of common stock	—	—	(192)	(2)	(5,152)	(5,476)	—	(10,630)
Issuance under equity compensation plans, net	—	—	132	1	(155)	(1,906)	—	(2,060)
Stock-based compensation	—	—	—	—	3,128	—	—	3,128
Balance at March 31, 2025	75	$71,988	36,928	$369	$988,554	$908,553	$(101,391)	$1,868,073

Balance at December 31, 2023	75	$71,988	37,416	$374	$995,208	$749,513	$(101,015)	$1,716,068
Net income	—	—	—	—	—	40,401	—	40,401
Other comprehensive loss	—	—	—	—	—	—	(14,376)	(14,376)
Common stock dividends ($0.25 per share)	—	—	—	—	—	(9,378)	—	(9,378)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Issuance under equity compensation plans, net	—	—	99	1	(1,614)	(814)	—	(2,427)
Stock-based compensation	—	—	—	—	2,375	—	—	2,375
Balance at March 31, 2024	75	$71,988	37,515	$375	$995,969	$778,784	$(115,391)	$1,731,725

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net income	$49,961	$40,401
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,327	1,253
Provision for credit losses	5,184	5,756
Deferred income taxes	(4,497)	1,234
Net amortization of discount/premiums on debt securities	1,027	1,027
Net amortization on loans	438	822
Amortization of intangible assets	855	1,047
Amortization of servicing assets	206	316
Mortgage loans originated-for-sale	(5,578)	(7,035)
Proceeds from mortgage loans sold	5,716	6,818
Net loss (gain) on:
Sale of investment securities	(106)	—
Sale of SBA loans	(1,895)	(1,394)
Sale of other real estate	(23)	2
Sale of state tax credits	(110)	(363)
Stock-based compensation	3,128	2,375
Net change in other assets and liabilities	(15,611)	(22,370)
Net cash provided by operating activities	40,022	29,889
Cash flows from investing activities:
Net increase in loans	(110,814)	(177,362)
Proceeds received from:
Sale of debt securities, available-for-sale	9,631	—
Paydown or maturity of debt securities, available-for-sale	103,620	70,141
Paydown or maturity of debt securities, held-to-maturity	1,794	1,483
Redemption of other investments	4,895	26,409
Sale of SBA loans	33,933	24,650
Sale of state tax credits held for sale	615	2,031
Sale of other real estate	700	207
Payments for the purchase of:
Available-for-sale debt securities	(224,098)	(78,702)
Held-to-maturity debt securities	(90,817)	(10,265)
Other investments	(15,691)	(35,870)
Bank owned life insurance	(75,000)	—
State tax credits held for sale	(110)	(270)
Fixed assets	(4,401)	(2,954)
Net cash used in investing activities	(365,743)	(180,502)

	Three months ended March 31,
($ in thousands)	2025	2024
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(199,011)	(153,409)
Net increase in interest-bearing deposit accounts	86,749	230,739
Net increase in short term FHLB advances, net	205,000	125,000
Repayments of notes payable	—	(11,429)
Net decrease in other borrowings	(25,186)	(91,154)
Repurchase of common stock	(10,616)	—
Cash dividends paid on common stock	(10,717)	(9,378)
Cash dividends paid on preferred stock	(938)	(938)
Other	(2,060)	(2,427)
Net cash provided by financing activities	43,221	87,004
Net decrease in cash and cash equivalents	(282,500)	(63,609)
Cash and cash equivalents, beginning of period	764,170	433,029
Cash and cash equivalents, end of period	$481,670	$369,420
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,724	$70,796
Income taxes	6,644	22
Noncash investing and financing transactions:
Transfer to other bank owned assets	—	2,939
Right-of-use assets obtained in exchange for lease obligations	—	985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

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

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

FASB ASU 2024-03, Expense Disaggregation Disclosures. ASU 2024-03 was issued in November 2024 to require public business entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments in this update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of ASU 2024-03 and does not expect them to have a material effect on the consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Net income available to common stockholders	$49,023	$39,463

Weighted average common shares outstanding	36,971	37,490
Additional dilutive common stock equivalents	316	107
Weighted average common diluted shares outstanding	37,287	37,597

Basic earnings per common share:	$1.33	$1.05
Diluted earnings per common share:	1.31	1.05

For the three months ended March 31, 2025 and 2024, common stock equivalents of approximately 259,000 and 581,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available-for-sale and held-to-maturity:

	March 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$265,193	$115	$(11,415)	$253,893
Obligations of states and political subdivisions	491,740	—	(88,416)	403,324
Agency mortgage-backed securities	1,237,422	5,052	(50,185)	1,192,289
U.S. Treasury bills	120,699	44	(1,199)	119,544
Corporate debt securities	21,198	100	(280)	21,018
Total securities available-for-sale	$2,136,252	$5,311	$(151,495)	$1,990,068
Held-to-maturity securities:
Obligations of states and political subdivisions	$865,674	$3,068	$(67,180)	$801,562
Agency mortgage-backed securities	46,976	—	(4,220)	42,756
Corporate debt securities	121,927	283	(6,179)	116,031
Total securities held-to-maturity	$1,034,577	$3,351	$(77,579)	$960,349
Allowance for credit losses	(295)
Total securities held-to-maturity, net	$1,034,282

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$290,329	$69	$(14,358)	$276,040
Obligations of states and political subdivisions	492,896	12	(83,711)	409,197
Agency mortgage-backed securities	1,090,495	1,072	(64,173)	1,027,394
U.S. Treasury Bills	130,565	34	(1,706)	128,893
Corporate debt securities	21,198	—	(452)	20,746
Total securities available-for-sale	$2,025,483	$1,187	$(164,400)	$1,862,270
Held-to-maturity securities:
Obligations of states and political subdivisions	$759,059	$2,366	$(60,351)	$701,074
Agency mortgage-backed securities	47,912	—	(5,004)	42,908
Corporate debt securities	122,221	269	(7,601)	114,889
Total securities held-to-maturity	$929,192	$2,635	$(72,956)	$858,871
Allowance for credit losses	(257)
Total securities held-to-maturity, net	$928,935

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $10.0 million and $10.8 million at March 31, 2025 and December 31, 2024, respectively. Such amounts are amortized over the remaining life of the securities.

At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.5 billion at both March 31, 2025 and December 31, 2024, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$145,257	$144,058	$7,231	$7,214
Due after one year through five years	220,941	212,587	125,753	119,955
Due after five years through ten years	238,026	202,822	218,879	213,168
Due after ten years	294,606	238,312	635,738	577,256
Agency mortgage-backed securities	1,237,422	1,192,289	46,976	42,756
	$2,136,252	$1,990,068	$1,034,577	$960,349

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	March 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$1,996	$5	$229,941	$11,410	$231,937	$11,415
Obligations of states and political subdivisions	4,847	208	398,477	88,208	403,324	88,416
Agency mortgage-backed securities	176,976	1,910	468,526	48,275	645,502	50,185
U.S. Treasury bills	33,600	21	45,198	1,178	78,798	1,199
Corporate debt securities	1,984	16	6,486	264	8,470	280
	$219,403	$2,160	$1,148,628	$149,335	$1,368,031	$151,495

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$21,044	$132	$234,191	$14,226	$255,235	$14,358
Obligations of states and political subdivisions	3,117	143	403,767	83,568	406,884	83,711
Agency mortgage-backed securities	423,600	6,763	478,790	57,410	902,390	64,173
U.S. Treasury bills	11,708	23	54,177	1,683	65,885	1,706
Corporate debt securities	1,956	44	8,342	408	10,298	452
	$461,425	$7,105	$1,179,267	$157,295	$1,640,692	$164,400

The unrealized losses at both March 31, 2025 and December 31, 2024 were attributable primarily to changes in market interest rates after the securities were purchased. At each of March 31, 2025 and December 31, 2024, the Company did not have an allowance for credit losses on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $10.3 million and $8.6 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.3 million at March 31, 2025 and December 31, 2024, respectively.

The Company sold $9.5 million of available-for-sale securities during the three months ended March 31, 2025 for a gain of $0.1 million. There were no sales of available-for-sale securities during the three months ended March 31, 2024.

Other Investments
At March 31, 2025 and December 31, 2024, other investments totaled $84.4 million and $72.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $18.6 million at March 31, 2025 and $8.7 million at December 31, 2024 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$4,733,824	$4,720,428
Real estate:
Commercial - investor owned	2,675,424	2,607,755
Commercial - owner occupied	2,364,214	2,359,956
Construction and land development	882,313	892,563
Residential	365,951	358,923
Total real estate loans	6,287,902	6,219,197
Other	277,520	281,193
Loans, before unearned loan fees	11,299,246	11,220,818
Unearned loan fees, net	(483)	(463)
Loans, including unearned loan fees	$11,298,763	$11,220,355

The loan balance includes a net premium on acquired loans of $7.6 million and $7.8 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, loans and securities of $6.0 billion and $5.7 billion, respectively, were pledged to the FHLB and the Federal Reserve.

Accrued interest totaled $53.1 million and $52.4 million at March 31, 2025 and December 31, 2024, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

The Company sold the guaranteed portion of SBA 7(a) loans of $31.3 million, resulting in a gain on sale of $1.9 million during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold the guaranteed portion of SBA 7(a) loans of $23.1 million resulting in a gain on sale of $1.4 million.

The Company had an immaterial amount of consumer mortgage loans secured by residential real estate in process of foreclosure as of March 31, 2025, compared to none at December 31, 2024.

A summary of the activity, by loan category, in the ACL on loans for the three months ended March 31, 2025 and 2024 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2024	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950
Provision (benefit) for credit losses	5,748	(3,751)	(1,966)	2,264	1,056	584	3,935
Charge-offs	(591)	—	(362)	—	(225)	(107)	(1,285)
Recoveries	1,499	85	288	13	379	80	2,344
Balance at March 31, 2025	$69,887	$30,551	$18,360	$12,114	$7,744	$4,288	$142,944

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2023	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771
Provision (benefit) for credit losses	4,978	140	1,500	(379)	406	(54)	6,591
Charge-offs	(5,353)	(305)	(112)	—	(497)	(383)	(6,650)
Recoveries	203	81	14	6	428	54	786
Balance at March 31, 2024	$58,714	$31,196	$24,807	$9,825	$6,479	$4,477	$135,498

The ACL on sponsor finance loans, which is included in the categories above, represented $21.7 million and $14.5 million at March 31, 2025 and December 31, 2024, respectively.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $14.6 million to the ACL on loans over the baseline model at March 31, 2025. The baseline forecast incorporates an expectation that the federal funds rate will continue to fall in 2025. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation (including the impact of tariffs), tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the CECL model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At March 31, 2025, the ACL on loans included a qualitative adjustment of approximately $39.2 million. Of this amount, approximately $15.5 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The current year-to-date gross charge-offs by loan class and year of origination is presented in the following tables:

	March 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$—	$—	$—	$—	$—	$581	$—	$—	$581
Real estate:
Commercial - owner occupied	—	—	285	—	—	77	—	—	362
Residential	—	—	—	—	—	—	—	225	225
Other	—	—	—	—	—	3	—	—	3
Total charge-offs by origination year	$—	$—	$285	$—	$—	$661	$—	$225	$1,171
Total gross charge-offs by performing status									114
Total gross charge-offs									$1,285

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$312	$2,646	$3,043	$35	$166	$772	$2,205	$3,589	$12,768
Real estate:
Commercial - investor owned	—	—	—	252	—	448	—	—	700
Commercial - owner occupied	—	—	41	475	10	2,548	—	—	3,074
Construction and land development	—	—	—	—	3,224	—	—	—	3,224
Residential	—	—	166	15	—	471	202	24	878
Other	4	17	—	58	—	79	103	1	262
Total charge-offs by origination year	$316	$2,663	$3,250	$835	$3,400	$4,318	$2,510	$3,614	$20,906
Total gross charge-offs by performing status									968
Total gross charge-offs									$21,874

Nonperforming loans were $109.9 million at March 31, 2025, compared to $42.7 million at December 31, 2024. The increase in nonperforming loans largely reflects two borrowing relationships sharing a common general partner where the entities filed bankruptcy as a result of a business dispute between partners. The loans are well secured with both collateral and strong guarantees, and as the Company expects to collect the balance of the loans, there are no individual reserves on these loans. The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	March 31, 2025
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$14,737	$144	$14,881	$849
Real estate:
Commercial - investor owned	33,020	43,086	76,106	20,940
Commercial - owner occupied	13,065	—	13,065	11,122
Residential	258	5,526	5,784	—
Other	—	46	46	—
Total	$61,080	$48,802	$109,882	$32,911

	December 31, 2024
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$15,810	$11	$15,821	$4,279
Real estate:
Commercial - investor owned	14,186	—	14,186	2,106
Commercial - owner occupied	10,910	—	10,910	8,235
Construction and land development	1,503	—	1,503	1,503
Residential	258	—	258	—
Other	—	9	9	—
Total	$42,667	$20	$42,687	$16,123

The nonperforming loan balances at March 31, 2025 and December 31, 2024 exclude government guaranteed balances of $22.6 million and $22.0 million respectively.

Interest income recognized on nonaccrual loans was immaterial during the three months ended March 31, 2025 and 2024.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	March 31, 2025
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$—	$31	$6,337	$3,354
Real estate:
Commercial - investor owned	74,981	—	—	—
Commercial - owner occupied	8,232	456	486	—
Residential	—	5,526	—	—
Total	$83,213	$6,013	$6,823	$3,354

	December 31, 2024
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$—	$—	$4,279	$3,495
Real estate:
Commercial - investor owned	14,136	—	—	—
Commercial - owner occupied	7,521	482	486	—
Total	$21,657	$482	$4,765	$3,495

The aging of the recorded investment in past due loans by class and category is presented as of the dates indicated.

	March 31, 2025
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$11,422	$11,189	$22,611	$4,711,213	$4,733,824
Real estate:
Commercial - investor owned	4,565	78,965	83,530	2,591,894	2,675,424
Commercial - owner occupied	10,803	22,251	33,054	2,331,160	2,364,214
Construction and land development	16,363	—	16,363	865,950	882,313
Residential	1,634	5,784	7,418	358,533	365,951
Other	112	45	157	277,363	277,520
Loans, before unearned loan fees	$44,899	$118,234	$163,133	$11,136,113	$11,299,246
Unearned loan fees, net					(483)
Total					$11,298,763

	December 31, 2024
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$1,948	$12,228	$14,176	$4,706,252	$4,720,428
Real estate:
Commercial - investor owned	1,377	14,333	15,710	2,592,045	2,607,755
Commercial - owner occupied	10,542	18,591	29,133	2,330,823	2,359,956
Construction and land development	101	5,620	5,721	886,842	892,563
Residential	2,833	258	3,091	355,832	358,923
Other	34	9	43	281,150	281,193
Loans, before unearned loan fees	$16,835	$51,039	$67,874	$11,152,944	$11,220,818
Unearned loan fees, net					(463)
Total					$11,220,355

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

The following tables show the recorded investment at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
	Three months ended
($ in thousands)	March 31, 2025	Percent of Total Loan Class
Commercial and industrial	$3,154	0.07%
Real estate:
Commercial - owner occupied	4,905	0.21%
Residential	25	0.01%
Total	$8,084

	Term Extension		Payment Delay		Total
	Three months ended		Three months ended		Three months ended
($ in thousands)	March 31, 2024	Percent of Total Loan Class	March 31, 2024	Percent of Total Loan Class	March 31, 2024	Percent of Total Loan Class
Commercial and industrial	$44,641	0.94%	$567	0.01%	$45,208	0.95%
Real estate:
Commercial - investor owned	8,409	0.34%	—	—%	8,409	0.34%
Commercial - owner occupied	94	NM	—	—%	94	NM
Residential	7,644	2.08%	—	—%	7,644	2.08%
Total	$60,788		$567		$61,355

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Three months ended
	Weighted Average Term Extension (in months)	Weighted Average Term Extension (in months)	Amount of Payment Delay
($ in thousands)	March 31, 2025	March 31, 2024	March 31, 2024
Commercial and industrial	6	4	$85
Real estate:
Commercial - investor owned	0	3	—
Commercial - owner occupied	18	3	—
Residential	3	12	—

The following table shows the aging of the recorded investment in modified loans in the last 12 months by class at the date indicated:

	March 31, 2025
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$32,126	$—	$1,609	$33,735
Real estate:
Commercial - investor owned	252	—	—	252
Commercial - owner occupied	16,817	—	906	17,723
Residential	24	—	—	24
Total	$49,219	$—	$2,515	$51,734

	March 31, 2024
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$28,512	$—	$—	$28,512
Real estate:
Commercial - investor owned	8,409	—	—	8,409
Commercial - owner occupied	94	—	—	94
Construction	—	741	—	741
Residential	7,669	—	—	7,669
Total	$44,684	$741	$—	$45,425

During the three months ended March 31, 2025, no loans experienced a default subsequent to being granted a modification in the prior twelve months. The following table summarizes loans that experienced a default during the three months ended March 31, 2024, subsequent to being granted a modification in the preceding twelve months. All of these loans were charged-off during the preceding period. Default is defined as movement to nonperforming status, foreclosure or charge-off.

	Term Extension
	Three months ended
($ in thousands)	March 31, 2024	Percent of Total Loan Class
Commercial and industrial	$1,000	0.02%
Real estate:
Construction and land development	1,748	0.21%
Other	4	NM
Total	$2,752

As of March 31, 2025, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	March 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$357,361	$1,301,273	$789,226	$532,302	$127,020	$161,328	$100,320	$1,005,212	$4,374,042
Special Mention (7)	23,601	58,902	45,617	4,716	1,616	202	18,575	37,275	190,504
Classified (8-9)	767	35,323	813	9,079	1,712	1,468	25,492	20,049	94,703
Total Commercial and industrial	$381,729	$1,395,498	$835,656	$546,097	$130,348	$162,998	$144,387	$1,062,536	$4,659,249

Commercial real estate-investor owned
Pass (1-6)	$171,825	$529,932	$402,654	$468,301	$359,918	$504,676	$17,203	$48,882	$2,503,391
Special Mention (7)	—	12,517	4,865	6,267	717	9,339	33,410	1,999	69,114
Classified (8-9)	—	252	—	819	63,048	20,405	—	—	84,524
Total Commercial real estate-investor owned	$171,825	$542,701	$407,519	$475,387	$423,683	$534,420	$50,613	$50,881	$2,657,029

Commercial real estate-owner occupied
Pass (1-6)	$162,877	$334,822	$325,433	$428,330	$384,168	$557,996	$2,757	$24,791	$2,221,174
Special Mention (7)	—	7,081	11,400	8,050	12,051	27,957	—	—	66,539
Classified (8-9)	—	18,855	3,661	6,536	7,021	21,224	—	250	57,547
Total Commercial real estate-owner occupied	$162,877	$360,758	$340,494	$442,916	$403,240	$607,177	$2,757	$25,041	$2,345,260

Construction real estate
Pass (1-6)	$92,911	$384,312	$171,269	$173,574	$16,554	$2,377	$22,571	$4,454	$868,022
Special Mention (7)	1,004	10,061	129	47	—	—	102	—	11,343
Classified (8-9)	—	—	469	763	—	111	—	—	1,343
Total Construction real estate	$93,915	$394,373	$171,867	$174,384	$16,554	$2,488	$22,673	$4,454	$880,708

Residential real estate
Pass (1-6)	$17,318	$43,591	$36,808	$33,951	$36,115	$94,200	$6,477	$70,244	$338,704
Special Mention (7)	237	1,296	25	233	—	2,313	—	891	4,995
Classified (8-9)	24	—	2,939	104	11,956	6,992	—	—	22,015
Total residential real estate	$17,579	$44,887	$39,772	$34,288	$48,071	$103,505	$6,477	$71,135	$365,714

Other
Pass (1-6)	$423	$30,837	$5,657	$47,226	$55,050	$79,145	$—	$38,267	$256,605
Special Mention (7)	—	—	1,628	—	—	715	—	13,769	16,112
Classified (8-9)	—	—	—	—	—	1,052	—	5	1,057
Total Other	$423	$30,837	$7,285	$47,226	$55,050	$80,912	$—	$52,041	$273,774

Total loans classified by risk category	$828,348	$2,769,054	$1,802,593	$1,720,298	$1,076,946	$1,491,500	$226,907	$1,266,088	$11,181,734
Total loans classified by performing status									117,029
Total loans									$11,298,763

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2021	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,477,552	$958,327	$607,626	$172,201	$117,845	$69,236	$87,059	$942,991	$4,432,837
Special Mention (7)	32,479	40,804	4,982	2,373	796	64	14,783	55,100	151,381
Classified (8-9)	29,999	868	9,271	—	142	809	9,681	20,791	71,561
Total Commercial and industrial	$1,540,030	$999,999	$621,879	$174,574	$118,783	$70,109	$111,523	$1,018,882	$4,655,779

Commercial real estate-investor owned
Pass (1-6)	$587,403	$402,899	$479,131	$374,155	$266,044	$281,232	$4,566	$48,808	$2,444,238
Special Mention (7)	12,195	4,901	—	43,506	2,389	9,623	31,321	1,999	105,934
Classified (8-9)	256	—	821	20,274	13,564	4,702	—	—	39,617
Total Commercial real estate-investor owned	$599,854	$407,800	$479,952	$437,935	$281,997	$295,557	$35,887	$50,807	$2,589,789

Commercial real estate-owner occupied
Pass (1-6)	$420,774	$329,001	$437,731	$408,210	$246,024	$352,095	$890	$29,239	$2,223,964
Special Mention (7)	6,914	10,764	5,323	12,324	8,426	18,389	—	—	62,140
Classified (8-9)	13,794	3,727	4,063	6,452	3,765	22,319	—	250	54,370
Total Commercial real estate-owner occupied	$441,482	$343,492	$447,117	$426,986	$258,215	$392,803	$890	$29,489	$2,340,474

Construction real estate
Pass (1-6)	$404,286	$211,573	$198,278	$38,131	$6,110	$3,823	$9,513	$5,338	$877,052
Special Mention (7)	11,250	33	49	294	—	223	—	—	11,849
Classified (8-9)	—	—	1,573	—	—	585	—	—	2,158
Total Construction real estate	$415,536	$211,606	$199,900	$38,425	$6,110	$4,631	$9,513	$5,338	$891,059

Residential real estate
Pass (1-6)	$46,454	$37,371	$35,082	$27,784	$22,350	$78,113	$5,880	$79,284	$332,318
Special Mention (7)	1,539	26	239	—	—	1,435	—	887	4,126
Classified (8-9)	—	2,979	107	11,976	5,538	1,572	—	—	22,172
Total residential real estate	$47,993	$40,376	$35,428	$39,760	$27,888	$81,120	$5,880	$80,171	$358,616

Other
Pass (1-6)	$31,286	$6,058	$50,351	$55,844	$49,519	$31,061	$44	$40,578	$264,741
Special Mention (7)	—	2,326	—	—	—	1,780	—	7,660	11,766
Classified (8-9)	—	—	—	—	—	5	—	—	5
Total Other	$31,286	$8,384	$50,351	$55,844	$49,519	$32,846	$44	$48,238	$276,512

Total loans classified by risk category	$3,076,181	$2,011,657	$1,834,627	$1,173,524	$742,512	$877,066	$163,737	$1,232,925	$11,112,229
Total loans classified by performing status									108,126
Total loans									$11,220,355

In the tables above, loan originations in 2025 and 2024 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

The following tables summarize the risk category of the loans by loan type as of the dates indicated:

	March 31, 2025
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
Commercial and industrial	$4,374,042	$190,504	$94,703	$4,659,249
Real estate:
Commercial - investor owned	2,503,391	69,114	84,524	2,657,029
Commercial - owner occupied	2,221,174	66,539	57,547	2,345,260
Construction and land development	868,022	11,343	1,343	880,708
Residential	338,704	4,995	22,015	365,714
Other	256,605	16,112	1,057	273,774
Total loans classified by risk category	$10,561,938	$358,607	$261,189	$11,181,734
Total loans classified by performing status				117,029
				$11,298,763

	December 31, 2024
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
Commercial and industrial	$4,432,837	$151,381	$71,561	$4,655,779
Real estate:
Commercial - investor owned	2,444,238	105,934	39,617	2,589,789
Commercial - owner occupied	2,223,964	62,140	54,370	2,340,474
Construction and land development	877,052	11,849	2,158	891,059
Residential	332,318	4,126	22,172	358,616
Other	264,741	11,766	5	276,512
Total loans classified by risk category	$10,575,150	$347,196	$189,883	$11,112,229
Total loans classified by performing status				108,126
				$11,220,355

In the tables above, guaranteed loan balances are included with a classification of “pass” due to the nature of these loans.

For certain loans, the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	March 31, 2025
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$70,314	$144	$70,458
Real estate:
Commercial - investor owned	16,962	—	16,962
Commercial - owner occupied	27,042	—	27,042
Residential	639	—	639
Other	1,882	46	1,928
Total	$116,839	$190	$117,029

	December 31, 2024
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$60,899	$11	$60,910
Real estate:
Commercial - investor owned	17,175	—	17,175
Commercial - owner occupied	27,349	—	27,349
Residential	647	—	647
Other	2,036	9	2,045
Total	$108,106	$20	$108,126

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

The contractual amounts of significant off-balance-sheet financial instruments are as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$2,898,274	$3,001,565
Letters of credit	133,754	137,926

Off-Balance Sheet Credit Risk
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2025 and December 31, 2024, $147.7 million and $156.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $6.3 million and $6.1 million for estimated losses attributable to the unadvanced commitments at March 31, 2025 and December 31, 2024, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of March 31, 2025, the approximate remaining terms of standby letters of credit range from one month to 3 years.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates $0.5 million will be reclassified as a decrease to interest expense and $0.9 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	$282,064	$282,064	$582	$649	$222	$3,139
Interest rate collars	150,000	150,000	261	—	—	1,056
Total	$432,064	$432,064	$843	$649	$222	$4,195

Derivatives not designated as hedging instruments
Interest rate swaps	$841,739	$854,171	$11,915	$14,495	$11,919	$14,497

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

As of March 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$12,497	$—	$12,497	$2,199	$8,455	$1,842
Interest rate collars	261	—	261	—	—	261

Liabilities:
Interest rate swaps	$12,141	$—	$12,141	$2,199	$—	$9,942
Securities sold under agreements to repurchase	219,432	—	219,432	—	219,432	—

As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$15,144	$—	$15,144	$4,975	$9,710	$459

Liabilities:
Interest rate swaps	$17,636	$—	$17,636	$4,975	$—	$12,661
Interest rate collars	1,056	—	1,056	—	—	1,056
Securities sold under agreements to repurchase	244,618	—	244,618	—	244,618	—

As of March 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest, was $10.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2025
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$253,893	$—	$253,893
Obligations of states and political subdivisions	—	403,324	—	403,324
Agency mortgage-backed securities	—	1,192,289	—	1,192,289
U.S. Treasury bills	—	119,544	—	119,544
Corporate debt securities	—	21,018	—	21,018
Total securities available-for-sale	—	1,990,068	—	1,990,068
Other investments	—	3,036	—	3,036
Derivative financial instruments	—	12,758	—	12,758
Total assets	$—	$2,005,862	$—	$2,005,862

Liabilities
Derivative financial instruments	$—	$12,141	$—	$12,141
Total liabilities	$—	$12,141	$—	$12,141

	December 31, 2024
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$276,040	$—	$276,040
Obligations of states and political subdivisions	—	409,197	—	409,197
Agency mortgage-backed securities	—	1,027,394	—	1,027,394
U.S. Treasury bills	—	128,893	—	128,893
Corporate debt securities	—	20,746	—	20,746
Total securities available-for-sale	—	1,862,270	—	1,862,270
Other investments	—	2,983	—	2,983
Derivative financial instruments	—	15,144	—	15,144
Total assets	$—	$1,880,397	$—	$1,880,397

Liabilities
Derivative financial instruments	$—	$18,692	$—	$18,692
Total liabilities	$—	$18,692	$—	$18,692

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	March 31, 2025
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$942	$—	$—	$942

	December 31, 2024
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$15,370	$—	$—	$15,370
Other real estate	3,955	—	—	3,955
Total	$19,325	$—	$—	$19,325

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	March 31, 2025			December 31, 2024
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$1,034,282	$960,349	Level 2	$928,935	$858,871	Level 2
Other investments	81,377	81,377	Level 2	69,801	69,801	Level 2
Loans held-for-sale	—	—	Level 2	110	110	Level 2
Loans, net	11,155,819	11,025,800	Level 3	11,082,405	10,983,459	Level 3
State tax credits, held-for-sale	14,158	15,137	Level 3	14,663	15,518	Level 3
Servicing asset	2,734	4,239	Level 2	2,256	3,570	Level 2

Balance sheet liabilities
Certificates of deposit	$1,387,891	$1,382,422	Level 3	$1,369,604	$1,364,377	Level 3
Subordinated debentures and notes	156,695	155,123	Level 2	156,551	155,102	Level 2
FHLB advances	205,000	205,000	Level 2	—	—	Level 2
Other borrowings	255,635	233,130	Level 2	280,821	258,461	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

NOTE 8 - STOCKHOLDERS’ EQUITY

Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Loss on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(122,132)	$8,088	$(2,674)	$(116,718)
Net change	12,805	(612)	3,134	15,327
Balance, March 31, 2025	$(109,327)	$7,476	$460	$(101,391)

Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)
Net change	(11,073)	(626)	(2,677)	(14,376)
Balance, March 31, 2024	$(123,917)	$9,954	$(1,428)	$(115,391)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended March 31,
	2025			2024
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$17,134	$4,249	$12,885	$(14,725)	$(3,652)	$(11,073)
Reclassification of gain on sale of available-for-sale securities(a)	(106)	(26)	(80)	—	—	—
Reclassification of gain on held-to-maturity securities(a)	(814)	(202)	(612)	(832)	(206)	(626)
Change in unrealized gain (loss) on cash flow hedges	3,980	987	2,993	(3,912)	(970)	(2,942)
Reclassification of loss on cash flow hedges(b)	188	47	141	353	88	265
Total other comprehensive loss	$20,382	$5,055	$15,327	$(19,116)	$(4,740)	$(14,376)

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended March 31,
($ in thousands)	2025	2024
Other income:
Bank-owned life insurance	$871	$864
Community development fees	707	585
Gain on SBA loan sales	1,895	1,415
Other income	2,926	2,105
Total other noninterest income	$6,399	$4,969

Other expense:
Amortization of intangibles	$855	$1,047
Banking expenses	1,963	1,806
FDIC and other insurance	3,148	3,607
Loan, legal expenses	2,191	2,108
Outside services	1,091	1,664
Other expenses	7,537	7,630
Total other noninterest expenses	$16,785	$17,862

NOTE 10 - SEGMENT REPORTING

The Company has determined it has one operating and reportable segment. The economic characteristics, including the nature, the type or class of customer, and the nature of the regulatory environment of the products, services and business lines of the Company are all similar. The Company provides a full range of banking services, including mortgage, tax credit brokerage, wealth management and traditional banking services, to individuals and corporate customers. Refer to “Item 1. Note 1 – Summary of Significant Accounting Policies” for the accounting policies of the Company.

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

The Company considered the following factors, among others, in determining significant segment expenses: the magnitude of the expense item and its relevance to the segment’s performance, the variability and volatility of the expense item, and whether the expenses are used by the CODM. The Company’s significant segment revenues and expenses that are regularly provided to the CODM, including the Company’s profit or loss, have been included within the primary financial statements and notes thereto. Refer to “Item 1. Consolidated Financial Statements” and “Item 1. Note 9 - Supplemental Financial Information” for these figures.

NOTE 11 - SUBSEQUENT EVENT

On April 28, 2025, the Bank entered into a purchase and assumption agreement (the “Purchase Agreement”) with First Interstate Bank (“First Interstate”) pursuant to which the Bank will acquire twelve branches (the “Branches”) from First Interstate, including certain deposits and loans, and the owned real estate and fixed and other assets associated with the Branches. The acquisition consists of two separate franchises, with 10 branches in Arizona and two branches in Kansas. The Purchase Agreement provides for the transfer by First Interstate to the Bank of the facilities and other associated assets of the Branches, approximately $740 million in deposits, and certain, mostly commercially-oriented, loans with outstanding balances of roughly $200 million. These balances are as of March 31, 2025, and are subject to change upon closing of the transaction. The purchase of the Branches by the Bank is subject to regulatory approval and satisfaction of certain customary closing conditions. The parties expect to close on the purchase and sale of the Branches by early fourth quarter of 2025, at which point the Branches will be fully converted to operate as branch offices of the Bank.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements
This Quarterly Report on Form 10-Q contains information and statements that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company and its subsidiaries, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, stockholder value creation and the impact of acquisitions. Forward-looking statements are typically identified with the use of terms such as “may,” “might,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue,” “intend,” and the negative and other variations of these terms and similar words and expressions, although some forward-looking statements may be expressed differently. Forward-looking statements are inherently subject to risks and uncertainties and our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses and grow the acquired operations, as well as credit risk, changes in the appraised valuation of real estate securing impaired loans, outcomes of litigation and other contingencies, exposure to general and local economic and market conditions, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), impacts of trade and tariff policies, U.S. fiscal debt, budget and tax matters, and any slowdown in global economic growth, risks associated with rapid increases or decreases in prevailing interest rates, our ability to attract and retain deposits and access to other sources of liquidity, consolidation in the banking industry, competition from banks and other financial institutions, the Company’s ability to attract and retain relationship officers and other key personnel, burdens imposed by federal and state regulation, changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services, changes in accounting policies and practices or accounting standards, natural disasters (such as wildfires and earthquakes), terrorist activities, war and geopolitical matters (including the war in Israel and potential for a broader regional conflict and the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity; and other risks discussed under the caption “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2025 compared to the financial condition as of December 31, 2024. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended March 31, 2025, compared to the linked fourth quarter of 2024 (“linked quarter”) and the results of operations, liquidity and cash flows for the three months ended March 31, 2025 compared to the same period in 2024 (“prior year quarter”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding prior year quarter. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

A full description of our critical accounting policies and the impact and any associated risks related to those policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Allowance for Credit Losses
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $142.9 million at March 31, 2025 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $30.4 million. Conversely, the allowance would have increased $49.8 million using only the downside scenario.

Executive Summary
Below are highlights of the Company’s financial performance for the periods indicated.

($ in thousands, except per share data)	Three months ended
	March 31, 2025	December 31, 2024	March 31, 2024
EARNINGS
Total interest income	$211,780	$215,380	$207,723
Total interest expense	64,264	69,010	69,995
Net interest income	147,516	146,370	137,728
Provision for credit losses	5,184	6,834	5,756
Net interest income after provision for credit losses	142,332	139,536	131,972
Total noninterest income	18,483	20,631	12,158
Total noninterest expense	99,783	99,522	93,501
Income before income tax expense	61,032	60,645	50,629
Income tax expense	11,071	11,811	10,228
Net income	$49,961	$48,834	$40,401
Preferred dividends	938	937	938
Net income available to common stockholders	$49,023	$47,897	$39,463

Basic earnings per common share	$1.33	$1.29	$1.05
Diluted earnings per common share	$1.31	$1.28	$1.05

Return on average assets	1.30%	1.27%	1.12%
Adjusted return on average assets[1]	1.29%	1.31%	1.14%
Return on average common equity	11.10%	10.75%	9.52%
Adjusted return on average common equity[1]	11.08%	11.08%	9.70%
Return on average tangible common equity[1]	14.02%	13.63%	12.31%
Adjusted return on average tangible common equity[1]	13.99%	14.05%	12.53%
Net interest margin (tax equivalent)	4.15%	4.13%	4.13%
Efficiency ratio	60.11%	59.59%	62.38%
Core efficiency ratio[1]	58.77%	57.11%	60.21%
Common dividend payout ratio[2]	22.14%	21.88%	23.81%
Book value per common share	$48.64	$47.37	$44.24
Tangible book value per common share[1]	$38.54	$37.27	$34.21
Average common equity to average assets	11.45%	11.58%	11.45%
Tangible common equity to tangible assets[1]	9.30%	9.05%	9.01%

ASSET QUALITY
Net charge-offs (recoveries)	$(1,059)	$7,131	$5,864
Nonperforming loans	109,882	42,687	35,642
Nonaccrual loans	61,080	42,667	35,501
Classified assets	264,460	193,838	185,150
Total assets	15,676,594	15,596,431	14,613,338
Total loans	11,298,763	11,220,355	11,028,492
Classified assets to total assets	1.69%	1.24%	1.27%
Nonperforming loans to total loans	0.97%	0.38%	0.32%
Nonperforming assets to total assets	0.72%	0.30%	0.30%
ACL on loans to total loans	1.27%	1.23%	1.23%
Net charge-offs (recoveries) to average loans (annualized)	(0.04)%	0.26%	0.22%

1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
[2] Dividends per common share divided by diluted earnings per common share.

Financial results and other notable items include:

•PPNR1 - PPNR of $66.1 million for the first quarter 2025 decreased $3.4 million from the linked quarter PPNR of $69.4 million and increased $8.7 million from the prior year quarter PPNR of $57.4 million. The decrease from the linked quarter was primarily due to a decrease in noninterest income, specifically tax credit income that is typically highest in the fourth quarter of each year and an increase in noninterest expense, primarily due to the reset of payroll tax limits and paid time-off accruals. The increase compared to the prior year quarter was primarily due to higher net interest income from organic loan growth, continued investment in the securities portfolio and proactive management of the cost of deposits, partially offset by a decline in asset yields due to lower short-term interest rates.

•Net interest income and NIM - Net interest income of $147.5 million for the first quarter 2025 increased $1.1 million and $9.8 million from the linked and prior year quarters, respectively. NIM was 4.15% for the first quarter 2025, compared to 4.13% for both the linked and prior year quarters, respectively. Compared to the linked and prior year quarters, the increase in net interest income was primarily due to higher average loan and other interest-earning asset balances, as well as lower short-term interest rates that decreased interest expense. Since September 2024, the Federal Reserve has reduced the federal funds target rate 100 basis points. In response, the Company adjusted deposit pricing to partially mitigate the impact on income from the repricing of variable rate loans.

•Noninterest income - Noninterest income of $18.5 million for the first quarter 2025 decreased $2.1 million from the linked quarter and increased $6.3 million from the prior year quarters. The change in noninterest income from the linked and prior year quarters was primarily due to tax credit income, which is typically highest in the fourth quarter of each year. Tax credit income can also fluctuate due to changes in market interest rates that impact projects carried at fair value.

•Noninterest expense - Noninterest expense of $99.8 million for the first quarter 2025 increased $0.3 million and $6.3 million from the linked and prior year quarters, respectively. The increase from the linked quarter was primarily driven by higher employee compensation due to the reset of payroll tax limits and paid time-off accruals, partially offset by a decline in core conversion costs. The increase from the prior year quarter was driven by higher employee compensation due to annual merit increases and an increase in deposit servicing costs due to growth in average deposit vertical balances.

•Branch acquisition - On April 28, 2025, the Bank entered into a purchase and assumption agreement with First Interstate Bank to purchase 10 Arizona branches and two Kansas branches, including certain deposits and loans, and the owned real estate and fixed and other assets associated with the branches. The acquisition is subject to regulatory approvals and other customary closing conditions and is expected to be completed by early fourth quarter of 2025.

Balance sheet highlights:

•Loans – Total loans increased $78.4 million, or 3% on an annualized basis, to $11.3 billion at March 31, 2025, compared to $11.2 billion at December 31, 2024. Average loans totaled $11.2 billion for the three months ended March 31, 2025 compared to $11.1 billion for the three months ended December 31, 2024.

•Deposits – Total deposits decreased $112.3 million, to $13.0 billion at March 31, 2025 from $13.1 billion at December 31, 2024. Average deposits totaled $13.1 billion for the quarter ended March 31, 2025 compared to $13.0 billion for the linked quarter. Noninterest-bearing deposit accounts represented 33% of total deposits and the loan to deposit ratio was 87% at March 31, 2025, compared to 34% and 85%, respectively, at December 31, 2024.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

•Asset quality – The allowance for credit losses on loans to total loans was 1.27% at March 31, 2025, compared to 1.23% at December 31, 2024. The ratio of nonperforming assets to total assets was 0.72% at March 31, 2025 compared to 0.30% at December 31, 2024. A provision for credit losses of $5.2 million was recorded in the first quarter of 2025 compared to $6.8 million and $5.8 million in the linked and prior year quarters, respectively.

•Stockholders’ equity – Total stockholders’ equity was $1.9 billion at March 31, 2025, compared to $1.8 billion at December 31, 2024, and the tangible common equity to tangible assets ratio2 was 9.30% at March 31, 2025 compared to 9.05% at December 31, 2024. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” levels at March 31, 2025.

The Company’s Board of Directors approved a quarterly dividend of $0.30 per share of common stock, payable on June 30, 2025 to stockholders of record as of June 16, 2025. The Board of Directors also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) March 15, 2025 to (but excluding) June 15, 2025. The dividend will be payable on June 15, 2025 and will be paid on June 16, 2025 to holders of record of Series A Preferred Stock as of May 30, 2025.

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

	Three months ended March 31,			Three months ended December 31,			Three months ended March 31,
	2025			2024			2024
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,240,806	$182,039	6.57%	$11,100,112	$187,761	6.73%	$10,927,932	$186,703	6.87%
Taxable securities	1,818,615	17,625	3.93	1,693,257	15,566	3.66	1,423,795	11,825	3.34
Non-taxable securities[2]	1,112,297	9,467	3.45	1,054,806	8,713	3.29	976,776	7,666	3.16
Total securities	2,930,912	27,092	3.75	2,748,063	24,279	3.51	2,400,571	19,491	3.27
Interest-earning deposits	479,136	5,124	4.34	474,878	5,612	4.70	268,068	3,569	5.35
Total interest-earning assets	14,650,854	214,255	5.93	14,323,053	217,652	6.05	13,596,571	209,763	6.20
Noninterest-earning assets	992,145			986,524			959,548
Total assets	$15,642,999			$15,309,577			$14,556,119

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,167,428	$17,056	2.18%	$3,238,964	$19,517	2.40%	$2,924,276	$18,612	2.56%
Money market accounts	3,601,535	28,505	3.21	3,588,326	30,875	3.42	3,401,802	31,357	3.71
Savings accounts	534,512	189	0.14	547,176	278	0.20	587,113	303	0.21
Certificates of deposit	1,374,693	13,516	3.99	1,361,575	14,323	4.18	1,341,990	14,201	4.26
Total interest-bearing deposits	8,678,168	59,266	2.77	8,736,041	64,993	2.96	8,255,181	64,473	3.14
Subordinated debentures and notes	156,615	2,562	6.63	156,472	2,634	6.70	156,046	2,484	6.40
FHLB advances	25,300	287	4.60	3,370	42	4.96	73,791	1,029	5.61
Securities sold under agreements to repurchase	263,608	2,017	3.10	156,082	1,245	3.17	204,898	1,804	3.54
Other borrowings	39,535	132	1.35	36,201	96	1.05	42,736	205	1.93
Total interest-bearing liabilities	9,163,226	64,264	2.84	9,088,166	69,010	3.02	8,732,652	69,995	3.22
Noninterest-bearing liabilities:
Demand deposits	4,463,388			4,222,115			3,925,522
Other liabilities	153,113			154,787			159,247
Total liabilities	13,779,727			13,465,068			12,817,421
Stockholders’ equity	1,863,272			1,844,509			1,738,698
Total liabilities & stockholders’ equity	$15,642,999			$15,309,577			$14,556,119
Net interest income		$149,991			$148,642			$139,768
Net interest spread			3.09%			3.03%			2.98%
Net interest margin			4.15%			4.13%			4.13%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $1.6 million for the three months ended March 31, 2025, and $2.4 million for both the three months ended December 31, 2024, and March 31, 2024, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $2.5 million, $2.3 million, and $2.0 million for each of the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended March 31, 2025			Three months ended March 31, 2025
	compared to			compared to
	Three months ended December 31, 2024			Three months ended March 31, 2024
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$1,103	$(6,825)	$(5,722)	$4,624	$(9,288)	$(4,664)
Taxable securities	1,025	1,034	2,059	3,543	2,257	5,800
Non-taxable securities[3]	392	362	754	1,076	725	1,801
Interest-earning deposits	38	(526)	(488)	2,336	(781)	1,555
Total interest-earning assets	$2,558	$(5,955)	$(3,397)	$11,579	$(7,087)	$4,492

Interest paid on:
Interest-bearing demand accounts	$(489)	$(1,972)	$(2,461)	$1,398	$(2,954)	(1,556)
Money market accounts	76	(2,446)	(2,370)	1,672	(4,524)	(2,852)
Savings accounts	(7)	(82)	(89)	(26)	(88)	(114)
Certificates of deposit	88	(895)	(807)	304	(989)	(685)
Subordinated debentures and notes	(2)	(70)	(72)	7	71	78
FHLB advances	248	(3)	245	(583)	(159)	(742)
Securities sold under agreements to repurchase	800	(28)	772	458	(245)	213
Other borrowed funds	9	27	36	(15)	(58)	(73)
Total interest-bearing liabilities	723	(5,469)	(4,746)	3,215	(8,946)	(5,731)
Net interest income	$1,835	$(486)	$1,349	$8,364	$1,859	10,223
1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax equivalent basis was $150.0 million for the quarter ended March 31, 2025, an increase of $1.3 million and $10.2 million from the linked and prior year quarters, respectively. The increase from the linked and prior year quarters reflects organic loan growth and continued investment in the securities portfolio, partially offset by a decline in asset yields due to lower short-term interest rates. The cost of interest bearing deposits has also declined due to lower short-term rates, partially offset by an increase in deposit balances. The effective federal funds rate for the current quarter was 4.33%, a decrease of 33 basis points and 100 basis points from the linked and prior year quarters, respectively. In response to the decline in short-term rates, the Company adjusted deposit pricing to partially mitigate the impact on income from the repricing of variable rate loans.

Total tax equivalent interest income decreased $3.4 million and increased $4.5 million from the linked and prior year quarters, respectively. The decrease from the linked quarter was primarily due to two fewer days in the current quarter and a 16 basis point decrease in average loan yield. This decrease was partially offset by a $140.7 million increase in average loan balances and a 24 basis point increase in yield on investment securities. The $4.5 million increase over the prior year quarter was primarily due to a $9.2 million increase in interest on securities and interest-earning cash, partially offset by a $4.7 million decrease in loan interest from reduced loan yields. In the first three months of 2025, loan yields decreased 30 basis points to 6.57%, compared to 6.87% in the prior year quarter. Average loans increased $312.9 million, or 3% over the prior year quarter. Average securities increased $530.3 million, or 22% over the prior year quarter.

Interest expense decreased $4.7 million and $5.7 million from the linked and prior year quarters, respectively. The decrease from the linked quarter was primarily due to a 19 basis point decline in the average cost of interest bearing deposits, partially offset by an increase in interest expense on customer repurchase agreements as a result of higher average balances. The average cost of interest-bearing deposits was 2.77%, a decrease of 19 basis points compared to the linked quarter. Interest expense decreased $5.7 million over the prior year quarter, primarily due to lower short-term interest rates. The average cost of interest-bearing deposits decreased 37 basis points year-over-year. The total cost of deposits, including noninterest-bearing demand accounts, was 1.83% during the first quarter 2025, compared to 2.00% and 2.13% in the linked and prior year quarters, respectively.

NIM, on a tax equivalent basis, was 4.15% in the first quarter 2025, an increase of 2 basis points from the linked and prior year quarters, respectively.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year quarter comparison
	Quarter ended				Quarter ended
($ in thousands)	March 31, 2025	December 31, 2024	Increase (decrease)		March 31, 2024	Increase (decrease)
Deposit service charges	$4,420	$4,730	$(310)	(7)%	$4,423	$(3)	—%
Wealth management revenue	2,659	2,719	(60)	(2)%	2,544	115	5%
Card services revenue	2,395	2,484	(89)	(4)%	2,412	(17)	(1)%
Tax credit income (loss)	2,610	6,018	(3,408)	(57)%	(2,190)	4,800	219%
Other income	6,399	4,680	1,719	37%	4,969	1,430	29%
Total noninterest income	$18,483	$20,631	$(2,148)	(10)%	$12,158	$6,325	52%

Total noninterest income for the first quarter 2025 was $18.5 million, a decrease of $2.1 million and an increase of $6.3 million from the linked and prior year quarters, respectively. The decrease from the linked quarter was primarily due to a seasonal decrease in the first quarter in tax credit income, partially offset by a gain on the sale of the guaranteed portion of SBA loans included in other income. The increase from the prior year quarter was primarily due to an increase in tax credit income as a result of decreased market interest rates that improved the fair value of certain tax credits. Tax credit income varies based on transaction volumes and fair value changes on credits carried at fair value.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year quarter comparison
	Quarter ended				Quarter ended
($ in thousands)	March 31, 2025	December 31, 2024	Increase (decrease)		March 31, 2024	Increase (decrease)
Employee compensation and benefits	$48,208	$47,568	$640	1%	$45,262	$2,946	7%
Deposit costs	23,823	22,881	942	4%	20,277	3,546	17%
Occupancy	4,430	4,336	94	2%	4,326	104	2%
Data processing	4,809	4,445	364	8%	4,339	470	11%
Professional fees	1,728	1,929	(201)	(10)%	1,435	293	20%
Other expense	16,785	18,363	(1,578)	(9)%	17,862	(1,077)	(6)%
Total noninterest expense	$99,783	$99,522	$261	—%	$93,501	$6,282	7%

Efficiency ratio	60.11%	59.59%	0.52%		62.38%	(2.27)%
Core efficiency ratio[3]	58.77%	57.11%	1.66%		60.21%	(1.44)%

Noninterest expense was $99.8 million for the first quarter 2025, an increase of $0.3 million from $99.5 million in the linked quarter and an increase of $6.3 million from $93.5 million in the prior year quarter. Employee compensation and benefits increased $0.6 million from the linked quarter primarily due to the first quarter reset of payroll taxes and paid time-off accruals, along with annual merit increases that became effective March 1, 2025. Deposit costs relate to certain deposit accounts that receive an earnings credit allowance for expenses related to the maintenance of the deposit accounts. These expenses are impacted by interest rates and average balances. Deposit costs increased $0.9 million from the linked quarter primarily due to an increase of $255.3 million in average deposit vertical balances from the linked quarter. The increase of $6.3 million from the prior year quarter was primarily due to annual merit increases, long-term, performance based incentives and deposit costs that increased due to higher average balances.

Income Taxes
The Company’s effective tax rate was 18.1% for the first quarter 2025. This compares to the linked and prior year quarter effective tax rate of 19.5% and 20.2%, respectively. The decreases from the linked and prior year quarter effective tax rates were driven by tax credit opportunities the Company has deployed as part of its tax planning strategy. In addition, the effective tax rate for the first quarter 2025 was further reduced due to the tax impact associated with vesting of stock-based awards.

Summary Balance Sheet

($ in thousands)	March 31, 2025	December 31, 2024	Increase (decrease)
Cash and cash equivalents	$481,670	$764,170	$(282,500)	(37)%
Securities	3,024,350	2,791,205	233,145	8%
Loans	11,298,763	11,220,355	78,408	1%
Assets	15,676,594	15,596,431	80,163	1%
Deposits	13,034,230	13,146,492	(112,262)	(1)%
Liabilities	13,808,521	13,772,429	36,092	—%
Stockholders’ equity	1,868,073	1,824,002	44,071	2%

3 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Total assets were $15.7 billion at March 31, 2025, an increase of $80.2 million from December 31, 2024 primarily due to a $78.4 million increase in loans and a $233.1 million increase in investment securities, partially offset by a $282.5 million decrease in cash and cash equivalents. Total liabilities of $13.8 billion increased $36.1 million from December 31, 2024 primarily due to a $205.0 million increase in FHLB advances, partially offset by a $112.3 million decrease in deposits.

Investment Securities
At March 31, 2025, investment securities were $3.0 billion or 19% of total assets compared to $2.8 billion or 18% of total assets at December 31, 2024. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$253,893	8.4%	$276,040	9.9%
Obligations of states and political subdivisions	1,268,998	42.0%	1,168,256	41.9%
Agency mortgage-backed securities	1,239,265	41.0%	1,075,306	38.5%
U.S. Treasury Bills	119,544	4.0%	128,893	4.6%
Corporate debt securities	142,945	4.6%	142,967	5.1%
Total	$3,024,645	100.0%	$2,791,462	100.0%

Net Unrealized Losses
($ in thousands)	March 31, 2025	December 31, 2024
Available-for-sale securities	$(146,184)	$(163,212)
Held-to-maturity securities	(74,228)	(70,321)
Total	$(220,412)	$(233,533)

Investment purchases in the first quarter 2025 had a weighted average, tax equivalent yield of 5.20%. The average duration of the investment portfolio was 5.2 years at March 31, 2025. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $500.9 million.

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

The following table sets forth the composition of the loan portfolio by type of loans:

($ in thousands)	March 31, 2025	December 31, 2024	Increase (decrease)
Commercial and industrial	$4,729,707	$4,716,689	$13,018	—%
Commercial real estate - investor owned	2,673,991	2,606,964	67,027	3%
Commercial real estate - owner occupied	2,372,302	2,367,823	4,479	—%
Construction and land development	880,708	891,059	(10,351)	(1)%
Residential real estate	366,353	359,263	7,090	2%
Other	275,702	278,557	(2,855)	(1)%
Total loans	$11,298,763	$11,220,355	$78,408	1%

Loans totaled $11.3 billion at March 31, 2025 compared to $11.2 billion at December 31, 2024. The increase was primarily due to an increase in C&I loans of $13.0 million and an increase of $71.5 million in CRE loans, partially offset by a decrease of $10.4 million in construction loans. Average revolving line draw utilization was 42% for the first quarter 2025, compared to 43% for the year ended December 31, 2024.

The following table sets forth additional information on certain categories of loans that are included in total loans above at the periods indicated:

($ in thousands)	March 31, 2025	December 31, 2024	Increase (decrease)
SBA Loans	$1,283,067	$1,298,007	$(14,940)	(1)%
Sponsor finance	784,017	782,722	1,295	—%
Life insurance premium financing	1,149,119	1,114,299	34,820	3%
Tax credits	677,434	760,229	(82,795)	(11)%

Sponsor finance, life insurance premium financing, and tax credits lending consist primarily of C&I loans. Sponsor finance and life insurance premium financing loans are sourced through relationships developed with private equity funds and estate planning firms and are not bound geographically by our markets. These loan products offer opportunities to expand and diversify geographically by entering new markets. The Company continues to focus on originating high-quality C&I relationships, as they typically have variable interest rates and allow for cross selling opportunities involving other banking products. Life insurance premium financing and tax credits are typically lower risk products due to the high collateral value securing the loans.

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the first quarter 2025, the guaranteed portion of SBA loans totaling $31.3 million were sold.

Provision and Allowance for Credit Losses
The following table presents the components of the provision for credit losses:

	Quarter ended
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Provision for credit losses on loans	$3,935	$5,303	$6,591
Provision (benefit) for off-balance sheet commitments	214	365	(507)
Provision (benefit) for held-to-maturity securities	38	4	(435)
Charge-off of accrued interest	997	1,162	107
Provision for credit losses	$5,184	$6,834	$5,756

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

A provision for credit losses of $5.2 million was recognized for the first quarter 2025, compared to $6.8 million and $5.8 million in the linked and prior year quarters, respectively. The provision for credit losses in the first quarter 2025 was primarily related to changes in default assumptions and the economic forecast, updates to qualitative factors used in the allowance calculation and loan growth. Annualized net recoveries totaled 4 basis points of average loans in the first quarter 2025, compared to annualized net charge-offs of 26 basis points in the linked quarter and 22 basis points in the prior year quarter.

The following table summarizes the allocation of the ACL on loans:

	March 31, 2025		December 31, 2024
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$69,887	41.9%	$63,231	42.1%
Real estate:
Commercial	48,911	44.7%	54,617	44.3%
Construction and land development	12,114	7.8%	9,837	8.0%
Residential	7,744	3.2%	6,534	3.2%
Other	4,288	2.4%	3,731	2.4%
Total	$142,944	100.0%	$137,950	100.0%

The ACL on loans was 1.27% of total loans at March 31, 2025, compared to 1.23% of loans at December 31, 2024. Excluding guaranteed loans, the ACL on loans to total loans was 1.38%4 at March 31, 2025, compared to 1.34% at December 31, 2024.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	March 31, 2025			December 31, 2024
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$(908)	$4,734,160	(0.08)%	$6,453	$4,832,866	0.53%
Real estate:
Commercial	(11)	4,960,831	—%	576	4,706,734	0.05%
Construction and land development	(13)	884,239	(0.01)%	(48)	898,337	(0.02)%
Residential	(154)	359,521	(0.17)%	(16)	353,469	(0.02)%
Other	27	301,357	0.04%	166	307,864	0.21%
Total	$(1,059)	$11,240,108	(0.04)%	$7,131	$11,099,270	0.26%
(1) Excludes loans held for sale.
(2)Annualized.

4 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize provision reversals. Conversely, if economic conditions and the Company’s forecast worsen and charge-offs increase, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs (recoveries) in the period.

Nonperforming assets
The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated.

($ in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$61,080	$42,667
Loans past due 90 days or more and still accruing interest	48,802	20
Total nonperforming loans	109,882	42,687
Other real estate	3,271	3,955
Total nonperforming assets	$113,153	$46,642

Total assets	$15,676,594	$15,596,431
Total loans	11,298,763	11,220,355
Total ACL on loans	142,944	137,950

ACL on loans to nonaccrual loans	234%	323%
ACL on loans to nonperforming loans	130%	323%
ACL on loans to total loans	1.27%	1.23%
Nonaccrual loans to total loans	0.54%	0.38%
Nonperforming loans to total loans	0.97%	0.38%
Nonperforming assets to total assets	0.72%	0.30%

Nonperforming loans based on loan type were as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$14,881	$15,821
Commercial real estate	89,171	25,096
Construction and land development	—	1,503
Residential real estate	5,784	258
Other	46	9
Total	$109,882	$42,687

The following table summarizes the changes in nonperforming loans:

Three months ended
($ in thousands)	March 31, 2025
Nonperforming loans, beginning of period	$42,687
Additions to nonperforming loans	73,942
Charge-offs	(1,285)
Principal payments	(5,462)
Nonperforming loans, end of period	$109,882

Nonperforming loans at March 31, 2025 increased $67.2 million, or 157%, when compared to December 31, 2024. The increase in nonperforming assets in the current quarter was primarily related to seven commercial real estate loans to two commercial banking relationships in Southern California that share common managing general partners. Six loans totaling $41.7 million are personally guaranteed by one individual, and the seventh loan totaling $26.7 million is guaranteed by a separate party. Litigation resulting from a business dispute between the general/managing partner and certain limited partners has resulted in all seven of the borrowing entities filing bankruptcy, and the Company expects to collect the full balance of these loans. These commercial real estate investor-owned loans and residential real estate loans are well-secured by real estate properties with up-to-date appraisals. Loan-to-value ratios for the individual properties range from 39% to 79% based on current March 2025 valuations. Furthermore, all seven loans include substantial personal guarantees, and $48.6 million of the $68.4 million relationship remains on accrual despite being 90+ days past due. A summary of the relationship is as follows:

	At
	March 31, 2025
($ in thousands)	Amount	Loan-to-value %
Commercial real estate - investor owned:
Multifamily	$19,811	75.3%
Mixed use	43,078	69.3%
Total commercial real estate - investor owned	62,889

Residential real estate:
Duplex	$1,668	37.9%
Condominiums	3,857	64.3%
Total residential real estate	5,525

Total relationship	$68,414

Other real estate
The following table summarizes the changes in other real estate:

Three months ended
($ in thousands)	March 31, 2025
Other real estate, beginning of period	$3,955
Sales	(684)
Other real estate, end of period	$3,271

Deposits
The following table shows the breakdown of deposits by type:

($ in thousands)	March 31, 2025	December 31, 2024	Increase (decrease)
Noninterest-bearing demand accounts	$4,285,061	$4,484,072	$(199,011)	(4)%
Interest-bearing demand accounts	3,193,903	3,175,292	18,611	1%
Money market accounts	3,632,068	3,564,063	68,005	2%
Savings accounts	535,307	553,461	(18,154)	(3)%
Certificates of deposit:
Brokered	542,172	484,588	57,584	12%
Customer	845,719	885,016	(39,297)	(4)%
Total deposits	$13,034,230	$13,146,492	$(112,262)	(1)%

Noninterest-bearing deposits / total deposits	33%	34%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	March 31, 2025		December 31, 2024		March 31, 2024
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,463,388	—%	$4,222,115	—%	$3,925,522	—%

Interest-bearing demand accounts	3,167,428	2.18	3,238,964	2.40	2,924,276	2.56
Money market accounts	3,601,535	3.21	3,588,326	3.42	3,401,802	3.71
Savings accounts	534,512	0.14	547,176	0.20	587,113	0.21
Certificates of deposit	1,374,693	3.99	1,361,575	4.18	1,341,990	4.26
Total interest-bearing deposits	$8,678,168	2.77	$8,736,041	2.96	$8,255,181	3.14

Total average deposits	$13,141,556	1.83	$12,958,156	2.00	$12,180,703	2.13

Total deposits excluding brokered certificates of deposits were $12.5 billion at March 31, 2025, a decrease of $169.8 million from December 31, 2024. The decrease from the linked quarter was primarily in noninterest bearing commercial deposits that typically decline in the first part of the year due to tax and bonus distributions. The Company has deposit verticals focusing on property management, community associations, and escrow industries. These deposits increased to $3.5 billion at March 31, 2025 from $3.4 billion at December 31, 2024 due to continued success at generating organic deposit growth.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.3 billion at both March 31, 2025 and December 31, 2024. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

The total cost of deposits was 1.83% for the current quarter, compared to 2.00% and 2.13% for the linked and prior year quarters, respectively.

Stockholders’ Equity
Stockholders’ equity totaled $1.9 billion at March 31, 2025, an increase of $44.1 million from December 31, 2024. Significant activity during the first three months of 2025 was as follows:

•Increase from net income of $50.0 million,
•Increase in fair value of securities and cash flow hedges of $15.3 million,
•Decrease from dividends paid on common and preferred stock of $11.3 million, and
•Decrease from common stock repurchases of $10.6 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $481.7 million at March 31, 2025, compared to $764.2 million at December 31, 2024. Investment securities are another important tool in liquidity planning. Securities totaled $3.0 billion and $2.8 billion at March 31, 2025 and December 31, 2024, respectively, and included $1.5 billion at both March 31, 2025 and December 31, 2024, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	March 31, 2025
Federal Reserve borrowing capacity	$2,866,151
FHLB borrowing capacity	1,144,110
Unpledged securities	1,550,891
Federal funds lines (7 correspondent banks)	140,000
Cash and interest-bearing deposits	481,670
Holding Company line of credit	25,000
Total	$6,207,822

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. The guaranteed portion of SBA loans totaling $31.3 million and $23.1 million were sold during the three months ended March 31, 2025 and 2024, respectively.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at March 31, 2025, the Company could borrow an additional $1.1 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $2.9 billion available from the Federal Reserve under a pledged loan agreement. The Company also has unsecured federal funds lines with seven correspondent banks totaling $140 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.0 billion in unused commitments to extend credit as of March 31, 2025. While this commitment level would exhaust the majority of the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. In February 2025, EFSC’s revolving line of credit for an aggregate amount $25 million matured, of which the Company anticipates renewing in the second quarter of 2025.

Strong capital ratios, credit quality and core earnings are essential to retaining cost-effective access to the wholesale funding markets. Deterioration in any of these factors could have a negative impact on the Company’s ability to access these funding sources and, as a result, these factors are monitored on an ongoing basis as part of the liquidity management process. The Bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s stockholders or for other cash needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, stock repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of March 31, 2025, and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	March 31, 2025		December 31, 2024
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.8%	12.4%	11.8%	12.4%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.1%	12.4%	13.1%	12.4%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.7%	13.5%	14.6%	13.4%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.0%	10.4%	11.1%	10.5%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.30%		9.05%

[1] Not a required regulatory capital ratio.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:
The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides additional financial measures, such as tangible common equity, ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity and the tangible common equity ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its tangible common equity, ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity and the tangible common equity ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as the FDIC special assessment, core conversion expenses, merger-related expenses, facilities charges, the gain or loss on the sale of other real estate owned, and the gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income (GAAP)	$147,516	$146,370	$137,728
Tax-equivalent adjustment	2,475	2,272	2,040
Net interest income - FTE (non-GAAP)	$149,991	$148,642	$139,768
Noninterest income (GAAP)	18,483	20,631	12,158
Less gain on sale of investment securities	106	—	—
Less net gain (loss) on sale of other real estate owned	23	(68)	(2)
Core revenue (non-GAAP)	$168,345	$169,341	$151,928

Noninterest expense (GAAP)	$99,783	$99,522	$93,501
Less FDIC special assessment	—	—	625
Less core conversion expense	—	1,893	350
Less amortization on intangibles	855	916	1,047
Core noninterest expense (non-GAAP)	$98,928	$96,713	$91,479

Core efficiency ratio (non-GAAP)	58.77%	57.11%	60.21%

Tangible Common Equity, Tangible Book Value per Common Share, and Tangible Common Equity Ratio

(in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Stockholders’ equity (GAAP)	$1,868,073	$1,824,002	$1,731,725
Less preferred stock	71,988	71,988	71,988
Less goodwill	365,164	365,164	365,164
Less intangible assets	7,628	8,484	11,271
Tangible common equity (non-GAAP)	$1,423,293	$1,378,366	$1,283,302

Common stock outstanding	36,928	36,988	37,515
Tangible book value per common share (non-GAAP)	$38.54	$37.27	$34.21

Total assets (GAAP)	$15,676,594	$15,596,431	$14,613,338
Less goodwill	365,164	365,164	365,164
Less intangible assets	7,628	8,484	11,271
Tangible assets (non-GAAP)	$15,303,802	$15,222,783	$14,236,903

Tangible common equity to tangible assets (non-GAAP)	9.30%	9.05%	9.01%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	At
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Total loans (GAAP)	$11,298,763	$11,220,355	$11,028,492
Less: Guaranteed loans, net	942,651	947,665	924,633
Total adjusted loans (non-GAAP)	$10,356,112	$10,272,690	$10,103,859

ACL on loans	$142,944	$137,950	$135,498
ACL on loans to total loans	1.27%	1.23%	1.23%
ACL on loans to total adjusted loans	1.38%	1.34%	1.34%

Pre-Provision Net Revenue (PPNR)

	Quarter ended
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income	$147,516	$146,370	$137,728
Noninterest income	18,483	20,631	12,158
FDIC special assessment	—	—	625
Core conversion expense	—	1,893	350
Less gain on sale of investment securities	106	—	—
Less net gain (loss) on sale of other real estate owned	23	(68)	(2)
Less noninterest expense	99,783	99,522	93,501
PPNR (non-GAAP)	$66,087	$69,440	$57,362

Return on Average Common Equity, Return on Average Tangible Common Equity (ROATCE) and Return on Average Assets (ROAA)

	Quarter ended
($ in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Average stockholder’s equity (GAAP)	$1,863,272	$1,844,509	$1,738,698
Less average preferred stock	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164
Less average intangible assets	8,026	8,930	11,770
Average tangible common equity (non-GAAP)	$1,418,094	$1,398,427	$1,289,776

Net income (GAAP)	$49,961	$48,834	$40,401
FDIC special assessment (after tax)	—	—	470
Core conversion expense (after tax)	—	1,424	263
Less gain on sale of investment securities (after tax)	80	—	—
Less net gain (loss) on sales of other real estate owned (after tax)	17	(51)	(1)
Net income adjusted (non-GAAP)	$49,864	$50,309	$41,135
Less preferred stock dividends	938	937	938
Net income available to common stockholders adjusted (non-GAAP)	$48,926	$49,372	$40,197

Return on average common equity (GAAP)	11.10%	10.75%	9.52%
Adjusted return on average common equity (non-GAAP)	11.08%	11.08%	9.70%

ROATCE (non-GAAP)	14.02%	13.63%	12.31%
Adjusted ROATCE (non-GAAP)	13.99%	14.05%	12.53%

Average assets	$15,642,999	$15,309,577	$14,556,119
Return on average assets (GAAP)	1.30%	1.27%	1.12%
Adjusted return on average assets (non-GAAP)	1.29%	1.31%	1.14%

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

The following table summarizes the expected impact of interest rate shocks on net interest income at March 31, 2025:

Rate Shock	Annual % change in net interest income
+ 300 bp	8.9%
+ 200 bp	6.0%
+ 100 bp	3.1%
- 100 bp	(2.5)%
- 200 bp	(6.5)%
- 300 bp	(8.1)%

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At March 31, 2025, the Company had derivative contracts to manage interest rate risk, including $400.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $32.1 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

The Company had $6.8 billion in variable rate loans at March 31, 2025. Of these loans, $4.7 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.8 billion indexed to the prime rate, $3.3 billion indexed to SOFR, and $764.3 million indexed to other rates.

At March 31, 2025, the Company’s available-for-sale and held-to-maturity investment securities totaled $2.0 billion and $1.0 billion, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At March 31, 2025, net unrealized losses were $146.2 million and $74.2 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2025. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (a)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2025 through January 31, 2025	101,739	$55.24	101,739	1,271,483
February 1, 2025 through February 28, 2025	—	—	—	1,271,483
March 1, 2025 through March 31, 2025	90,000	55.34	90,000	1,181,483
Total	191,739	$55.28	191,739	1,181,483

(a) In May 2022, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended March 31, 2025, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

3.5    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14A filed on November 20, 2008 (File No. 001-15373)).

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

3.8    Amendment to Certificate of Incorporation of Registrant (incorporated herein by reference to Appendix C to Registrant’s Registration Statement on Form S-4/A filed on June 2, 2021 (File No. 001-15373)).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of May 2, 2025.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer