Form 10-Q
period 2025-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2025-08-01
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025.

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

As of July 30, 2025, the Registrant had 36,987,916 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	Federal Reserve	Board of Governors of the Federal Reserve System
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	GDP	Gross Domestic Product
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	NM	Not meaningful
Company, Enterprise, We, Us or Our	Enterprise Financial Services Corp and Subsidiaries	OREO	Other real estate owned
CRE	Commercial Real Estate	PPNR	Pre-provision net revenue
EFSC	Enterprise Financial Services Corp	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$252,817	$270,975
Federal funds sold	11,070	5,706
Interest-earning deposits	227,633	487,489
Total cash and cash equivalents	491,520	764,170
Interest-earning deposits greater than 90 days	899	1,881
Securities available-for-sale	2,204,511	1,862,270
Securities held-to-maturity, net	1,091,238	928,935
Loans held-for-sale	586	110
Loans	11,408,840	11,220,355
Allowance for credit losses on loans	(145,133)	(137,950)
Total loans, net	11,263,707	11,082,405
Other investments	88,598	72,784
Fixed assets, net	48,639	45,009
Goodwill	365,164	365,164
Intangible assets, net	6,876	8,484
Other assets	514,561	465,219
Total assets	$16,076,299	$15,596,431

Liabilities and Stockholders' Equity
Noninterest-bearing demand accounts	$4,322,332	$4,484,072
Interest-bearing demand accounts	3,184,670	3,175,292
Money market accounts	3,676,197	3,564,063
Savings accounts	532,835	553,461
Certificates of deposit:
Brokered	752,422	484,588
Customer	848,903	885,016
Total deposits	13,317,359	13,146,492
Subordinated debentures and notes	156,796	156,551
FHLB advances	294,000	—
Other borrowings	210,641	280,821
Other liabilities	174,604	188,565
Total liabilities	$14,153,400	$13,772,429

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,949,923 and 36,987,728 shares issued and outstanding	369	370
Additional paid in capital	991,663	990,733
Retained earnings	947,864	877,629
Accumulated other comprehensive loss, net	(88,985)	(116,718)
Total stockholders’ equity	1,922,899	1,824,002
Total liabilities and stockholders’ equity	$16,076,299	$15,596,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans	$187,845	$189,211	$369,757	$375,775
Debt securities:
Taxable	19,310	11,765	36,527	23,184
Nontaxable	7,814	5,798	14,933	11,563
Interest-earning deposits	3,368	4,389	8,492	7,958
Dividends on equity securities	630	481	1,038	887
Total interest income	218,967	211,644	430,747	419,367
Interest expense:
Deposits	59,979	66,374	119,245	130,847
Subordinated debentures and notes	2,737	2,684	5,299	5,168
FHLB advances	1,801	561	2,088	1,590
Other borrowings	1,688	1,496	3,837	3,505
Total interest expense	66,205	71,115	130,469	141,110
Net interest income	152,762	140,529	300,278	278,257
Provision for credit losses	3,470	4,819	8,654	10,575
Net interest income after provision for credit losses	149,292	135,710	291,624	267,682
Noninterest income:
Deposit service charges	4,940	4,542	9,360	8,965
Wealth management revenue	2,584	2,590	5,243	5,134
Card services revenue	2,444	2,497	4,839	4,909
Tax credit income (loss)	2,207	1,874	4,817	(316)
Other income	8,429	3,991	14,828	8,960
Total noninterest income	20,604	15,494	39,087	27,652
Noninterest expense:
Employee compensation and benefits	50,164	44,524	98,372	89,786
Deposit costs	24,765	21,706	48,588	41,983
Occupancy	5,065	4,197	9,495	8,523
Data processing	4,713	5,339	9,522	9,678
Professional fees	2,029	1,298	3,757	2,733
Other expense	18,966	16,953	35,751	34,815
Total noninterest expense	105,702	94,017	205,485	187,518

Income before income tax expense	64,194	57,187	125,226	107,816
Income tax expense	12,810	11,741	23,881	21,969
Net income	$51,384	$45,446	$101,345	$85,847
Dividends on preferred stock	937	937	1,875	1,875
Net income available to common stockholders	$50,447	$44,509	$99,470	$83,972

Earnings per common share
Basic	$1.36	$1.19	$2.69	$2.24
Diluted	1.36	1.19	2.67	2.24

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income	$51,384	$45,446	$101,345	$85,847
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	11,348	(5,375)	24,233	(16,448)
Reclassification of gain on the sale of available-for-sale securities	—	—	(80)	—
Reclassification of gain on held-to-maturity securities	(607)	(619)	(1,219)	(1,245)
Change in unrealized gain (loss) on cash flow hedges	1,362	(1,175)	4,355	(4,117)
Reclassification of loss on cash flow hedges	303	421	444	686
Total other comprehensive income (loss), net of tax	12,406	(6,748)	27,733	(21,124)
Total comprehensive income	$63,790	$38,698	$129,078	$64,723

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and six months ended June 30, 2025
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2025	75	$71,988	36,928	$369	$988,554	$908,553	$(101,391)	$1,868,073
Net income	—	—	—	—	—	51,384	—	51,384
Other comprehensive income	—	—	—	—	—	—	12,406	12,406
Common stock dividends ($0.30 per share)	—	—	—	—	—	(11,081)	—	(11,081)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(937)	—	(937)
Issuance under equity compensation plans, net	—	—	22	—	45	(55)	—	(10)
Stock-based compensation	—	—	—	—	3,064	—	—	3,064
Balance at June 30, 2025	75	$71,988	36,950	$369	$991,663	$947,864	$(88,985)	$1,922,899

Balance at December 31, 2024	75	$71,988	36,988	$370	$990,733	$877,629	$(116,718)	$1,824,002
Net income	—	—	—	—	—	101,345	—	101,345
Other comprehensive income	—	—	—	—	—	—	27,733	27,733
Common stock dividends ($0.59 per share)	—	—	—	—	—	(21,798)	—	(21,798)
Preferred stock dividends ($25.00 per share)	—	—	—	—	—	(1,875)	—	(1,875)
Repurchase of common stock	—	—	(192)	(2)	(5,152)	(5,476)	—	(10,630)
Issuance under equity compensation plans, net	—	—	154	1	(110)	(1,961)	—	(2,070)
Stock-based compensation	—	—	—	—	6,192	—	—	6,192
Balance at June 30, 2025	75	$71,988	36,950	$369	$991,663	$947,864	$(88,985)	$1,922,899

Three and six months ended June 30, 2024
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2024	75	$71,988	37,515	$375	$995,969	$778,784	$(115,391)	$1,731,725
Net income	—	—	—	—	—	45,446	—	45,446
Other comprehensive loss	—	—	—	—	—	—	(6,748)	(6,748)
Common stock dividends ($0.26 per share)	—	—	—	—	—	(9,728)	—	(9,728)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(937)	—	(937)
Repurchase of common stock	—	—	(225)	(2)	(5,994)	(2,600)	—	(8,596)
Issuance under equity compensation plans, net	—	—	54	—	1,502	(30)	—	1,472
Stock-based compensation	—	—	—	—	2,639	—	—	2,639
Balance at June 30, 2024	75	$71,988	37,344	$373	$994,116	$810,935	$(122,139)	$1,755,273

Balance at December 31, 2023	75	$71,988	37,416	$374	$995,208	$749,513	$(101,015)	$1,716,068
Net income	—	—	—	—	—	85,847	—	85,847
Other comprehensive loss	—	—	—	—	—	—	(21,124)	(21,124)
Common stock dividends ($0.51 per share)	—	—	—	—	—	(19,106)	—	(19,106)
Preferred stock dividends ($25.00 per share)	—	—	—	—	—	(1,875)	—	(1,875)
Repurchase of common stock	—	—	(225)	(2)	(5,994)	(2,600)	—	(8,596)
Issuance under equity compensation plans, net	—	—	153	1	(112)	(844)	—	(955)
Stock-based compensation	—	—	—	—	5,014	—	—	5,014
Balance at June 30, 2024	75	$71,988	37,344	$373	$994,116	$810,935	$(122,139)	$1,755,273
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net income	$101,345	$85,847
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,091	2,591
Provision for credit losses	8,654	10,575
Deferred income taxes	(2,789)	939
Net amortization of discount/premiums on debt securities	2,085	2,056
Net amortization on loans	975	1,004
Amortization of intangible assets	1,608	1,991
Amortization of servicing assets	476	606
Mortgage loans originated-for-sale	(12,150)	(14,177)
Proceeds from mortgage loans sold	11,744	14,017
Net loss (gain) on:
Sale of investment securities	(106)	—
Sale of SBA loans	(3,048)	(1,415)
Sale of other real estate	(79)	2
Sale of state tax credits	(110)	(769)
Stock-based compensation	6,192	5,014
Net change in other assets and liabilities	(16,579)	(1,884)
Net cash provided by operating activities	101,309	106,397
Cash flows from investing activities:
Net increase in loans	(255,212)	(150,911)
Proceeds received from:
Sale of debt securities, available-for-sale	9,631	—
Paydown or maturity of debt securities, available-for-sale	198,032	107,671
Paydown or maturity of debt securities, held-to-maturity	9,400	3,471
Redemption of other investments	63,144	50,387
Sale of SBA loans	60,028	25,090
Sale of state tax credits held for sale	725	4,319
Sale of other real estate	3,619	207
Settlement of bank-owned life insurance policies	2,079	—
Payments for the purchase of:
Available-for-sale debt securities	(488,484)	(127,647)
Held-to-maturity debt securities	(175,052)	(28,480)
Other investments	(78,102)	(57,134)
Bank owned life insurance	(75,000)	—
State tax credits held for sale	(360)	(2,803)
Fixed assets	(6,721)	(4,741)
Net cash used in investing activities	(732,273)	(180,571)

	Six months ended June 30,
($ in thousands)	2025	2024
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(161,740)	(30,435)
Net increase in interest-bearing deposit accounts	332,607	136,447
Net increase in short term FHLB advances, net	294,000	78,000
Repayments of notes payable	—	(11,429)
Net decrease in other borrowings	(70,180)	(108,131)
Repurchase of common stock	(10,630)	(8,596)
Cash dividends paid on common stock	(21,798)	(19,106)
Cash dividends paid on preferred stock	(1,875)	(1,875)
Other	(2,070)	(955)
Net cash provided by financing activities	358,314	33,920
Net decrease in cash and cash equivalents	(272,650)	(40,254)
Cash and cash equivalents, beginning of period	764,170	433,029
Cash and cash equivalents, end of period	$491,520	$392,775
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$130,213	$142,563
Income taxes	24,626	14,401
Noncash investing and financing transactions:
Transfer to other bank owned assets	7,821	3,219
Right-of-use assets obtained in exchange for lease obligations	—	985

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

Acquisitions
On April 28, 2025, the Company announced its pending acquisition via purchase and assumption agreement with First Interstate Bank (“First Interstate”) pursuant to which the Bank will acquire twelve branches (the “Branches”) from First Interstate, including certain deposits and loans, and the owned real estate and fixed and other assets associated with the Branches. The transaction is expected to close in the fourth quarter of 2025. The Bank has received regulatory approval for the purchase of the Branches, and the transaction is subject to satisfaction of certain customary closing conditions.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income available to common stockholders	$50,447	$44,509	$99,470	$83,972

Weighted average common shares outstanding	36,963	37,485	36,967	37,488
Additional dilutive common stock equivalents	209	55	257	76
Weighted average common diluted shares outstanding	37,172	37,540	37,224	37,564

Basic earnings per common share:	$1.36	$1.19	$2.69	$2.24
Diluted earnings per common share:	1.36	1.19	2.67	2.24

For the three and six months ended June 30, 2025, common stock equivalents of approximately 353,000 and 258,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 634,000 and 621,000 common stock equivalents excluded in the three and six months ended June 30, 2024, respectively.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available-for-sale and held-to-maturity:

	June 30, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$252,037	$125	$(9,792)	$242,370
Obligations of states and political subdivisions	547,277	257	(83,482)	464,052
Agency mortgage-backed securities	1,395,601	8,368	(45,459)	1,358,510
U.S. Treasury bills	116,992	11	(948)	116,055
Corporate debt securities	23,698	81	(255)	23,524
Total securities available-for-sale	$2,335,605	$8,842	$(139,936)	$2,204,511
Held-to-maturity securities:
Obligations of states and political subdivisions	$928,973	$2,372	$(68,867)	$862,478
Agency mortgage-backed securities	45,922	—	(3,866)	42,056
Corporate debt securities	116,638	297	(5,080)	111,855
Total securities held-to-maturity	$1,091,533	$2,669	$(77,813)	$1,016,389
Allowance for credit losses	(295)
Total securities held-to-maturity, net	$1,091,238

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$290,329	$69	$(14,358)	$276,040
Obligations of states and political subdivisions	492,896	12	(83,711)	409,197
Agency mortgage-backed securities	1,090,495	1,072	(64,173)	1,027,394
U.S. Treasury Bills	130,565	34	(1,706)	128,893
Corporate debt securities	21,198	—	(452)	20,746
Total securities available-for-sale	$2,025,483	$1,187	$(164,400)	$1,862,270
Held-to-maturity securities:
Obligations of states and political subdivisions	$759,059	$2,366	$(60,351)	$701,074
Agency mortgage-backed securities	47,912	—	(5,004)	42,908
Corporate debt securities	122,221	269	(7,601)	114,889
Total securities held-to-maturity	$929,192	$2,635	$(72,956)	$858,871
Allowance for credit losses	(257)
Total securities held-to-maturity, net	$928,935

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $9.2 million and $10.8 million at June 30, 2025 and December 31, 2024, respectively. Such amounts are amortized over the remaining life of the securities.

At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.7 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately six years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$171,956	$170,028	$4,527	$4,518
Due after one year through five years	177,526	171,763	125,076	120,366
Due after five years through ten years	294,410	253,855	235,371	230,589
Due after ten years	296,112	250,355	680,637	618,860
Agency mortgage-backed securities	1,395,601	1,358,510	45,922	42,056
	$2,335,605	$2,204,511	$1,091,533	$1,016,389

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	June 30, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$8,521	$25	$220,414	$9,767	$228,935	$9,792
Obligations of states and political subdivisions	9,484	210	402,776	83,272	412,260	83,482
Agency mortgage-backed securities	90,236	1,345	439,829	44,114	530,065	45,459
U.S. Treasury bills	37,886	23	42,465	925	80,351	948
Corporate debt securities	1,960	39	6,534	216	8,494	255
	$148,087	$1,642	$1,112,018	$138,294	$1,260,105	$139,936

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$21,044	$132	$234,191	$14,226	$255,235	$14,358
Obligations of states and political subdivisions	3,117	143	403,767	83,568	406,884	83,711
Agency mortgage-backed securities	423,600	6,763	478,790	57,410	902,390	64,173
U.S. Treasury bills	11,708	23	54,177	1,683	65,885	1,706
Corporate debt securities	1,956	44	8,342	408	10,298	452
	$461,425	$7,105	$1,179,267	$157,295	$1,640,692	$164,400

The unrealized losses at both June 30, 2025 and December 31, 2024 were attributable primarily to changes in market interest rates after the securities were purchased. At each of June 30, 2025 and December 31, 2024, the Company did not have an allowance for credit losses on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $10.7 million and $8.6 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.3 million at both June 30, 2025 and December 31, 2024, respectively.

There were no sales of available-for-sale securities during the three months ended June 30, 2025 and June 30, 2024, respectively, or the six months ended June 30, 2024. The Company sold $9.5 million of available-for-sale securities during the six months ended June 30, 2025 for a gain of $0.1 million.

Other Investments
At June 30, 2025 and December 31, 2024, other investments totaled $88.6 million and $72.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $22.6 million at June 30, 2025 and $8.7 million at December 31, 2024 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$4,875,484	$4,720,428
Real estate:
Commercial - investor owned	2,741,593	2,607,755
Commercial - owner occupied	2,326,431	2,359,956
Construction and land development	846,143	892,563
Residential	363,836	358,923
Total real estate loans	6,278,003	6,219,197
Other	257,161	281,193
Loans, before unearned loan fees	11,410,648	11,220,818
Unearned loan fees, net	(1,808)	(463)
Loans, including unearned loan fees	$11,408,840	$11,220,355

The loan balance includes a net premium on acquired loans of $7.1 million and $7.8 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, loans and securities of $6.3 billion and $5.7 billion, respectively, were pledged to the FHLB and the Federal Reserve.

Accrued interest totaled $55.8 million and $52.4 million at June 30, 2025 and December 31, 2024, respectively, and was reported in “Other Assets” on the consolidated balance sheets.

The Company sold $24.4 million and $55.7 million of the guaranteed portion of SBA 7(a) loans during the three and six months ended June 30, 2025, respectively. A gain on sale of $1.2 million and $3.0 million was recognized for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2024, the Company sold the guaranteed portion of SBA 7(a) loans of $23.1 million resulting in a gain on sale of $1.4 million. There were no sales in the three months ended June 30, 2024.

The Company had an immaterial amount of consumer mortgage loans secured by residential real estate in process of foreclosure as of June 30, 2025, compared to none at December 31, 2024.

A summary of the activity, by loan category, in the ACL on loans for the three and six months ended June 30, 2025 and 2024 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2025	$69,887	$30,551	$18,360	$12,114	$7,744	$4,288	$142,944
Provision (benefit) for credit losses	1,748	(404)	(111)	991	974	(379)	2,819
Charge-offs	(2,422)	—	(672)	(146)	(369)	(188)	(3,797)
Recoveries	2,868	42	66	5	135	51	3,167
Balance at June 30, 2025	$72,081	$30,189	$17,643	$12,964	$8,484	$3,772	$145,133

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2024	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950
Provision (benefit) for credit losses	7,496	(4,155)	(2,077)	3,255	2,030	205	6,754
Charge-offs	(3,013)	—	(1,034)	(146)	(594)	(295)	(5,082)
Recoveries	4,367	127	354	18	514	131	5,511
Balance at June 30, 2025	$72,081	$30,189	$17,643	$12,964	$8,484	$3,772	$145,133

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at March 31, 2024	$58,714	$31,196	$24,807	$9,825	$6,479	$4,477	$135,498
Provision (benefit) for credit losses	1,808	724	1,253	1,655	(1,087)	218	4,571
Charge-offs	(556)	(17)	(1,755)	—	(244)	(158)	(2,730)
Recoveries	1,512	—	11	24	440	138	2,125
Balance at June 30, 2024	$61,478	$31,903	$24,316	$11,504	$5,588	$4,675	$139,464

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2023	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771
Provision (benefit) for credit losses	6,786	864	2,753	1,276	(681)	164	11,162
Charge-offs	(5,909)	(322)	(1,867)	—	(741)	(541)	(9,380)
Recoveries	1,715	81	25	30	868	192	2,911
Balance at June 30, 2024	$61,478	$31,903	$24,316	$11,504	$5,588	$4,675	$139,464

The ACL on sponsor finance loans, which is included in the categories above, represented $26.5 million and $14.5 million at June 30, 2025 and December 31, 2024, respectively.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $11.1 million to the ACL on loans over the baseline model at June 30, 2025. The baseline forecast incorporates an expectation that the federal funds rate will continue to fall in 2025. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation (including the impact of tariffs), tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the CECL model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At June 30, 2025, the ACL on loans included a qualitative adjustment of approximately $40.6 million. Of this amount, approximately $19.6 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The current year-to-date gross charge-offs by loan class and year of origination is presented in the following tables:

	June 30, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$—	$1,002	$—	$243	$—	$685	$168	$787	$2,885
Real estate:
Commercial - owner occupied	—	—	285	—	80	669	—	—	1,034
Construction and land development	—	—	—	146	—	—	—	—	146
Residential	—	—	—	—	—	328	41	225	594
Other	—	—	—	—	—	3	5	—	8
Total charge-offs by origination year	$—	$1,002	$285	$389	$80	$1,685	$214	$1,012	$4,667
Total gross charge-offs by performing status									415
Total gross charge-offs									$5,082

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$312	$2,646	$3,043	$35	$166	$772	$2,205	$3,589	$12,768
Real estate:
Commercial - investor owned	—	—	—	252	—	448	—	—	700
Commercial - owner occupied	—	—	41	475	10	2,548	—	—	3,074
Construction and land development	—	—	—	—	3,224	—	—	—	3,224
Residential	—	—	166	15	—	471	202	24	878
Other	4	17	—	58	—	79	103	1	262
Total charge-offs by origination year	$316	$2,663	$3,250	$835	$3,400	$4,318	$2,510	$3,614	$20,906
Total gross charge-offs by performing status									968
Total gross charge-offs									$21,874

Nonperforming loans were $105.8 million at June 30, 2025, compared to $42.7 million at December 31, 2024. The increase in nonperforming loans largely reflects two borrowing relationships sharing a common general partner where the entities filed bankruptcy as a result of a business dispute between partners. The loans are well secured with both collateral and strong guarantees, and as the Company expects to collect the balance of the loans, there are no individual reserves on these loans. The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	June 30, 2025
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$15,244	$126	$15,370	$1,665
Real estate:
Commercial - investor owned	33,637	43,085	76,722	21,557
Commercial - owner occupied	6,708	289	6,997	5,899
Residential	1,163	5,526	6,689	905
Other	—	29	29	—
Total	$56,752	$49,055	$105,807	$30,026

	December 31, 2024
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$15,810	$11	$15,821	$4,279
Real estate:
Commercial - investor owned	14,186	—	14,186	2,106
Commercial - owner occupied	10,910	—	10,910	8,235
Construction and land development	1,503	—	1,503	1,503
Residential	258	—	258	—
Other	—	9	9	—
Total	$42,667	$20	$42,687	$16,123

The nonperforming loan balances at June 30, 2025 and December 31, 2024 exclude government guaranteed balances of $26.5 million and $22.0 million respectively.

Interest income recognized on nonaccrual loans was immaterial during the three and six months ended June 30, 2025 and 2024.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	June 30, 2025
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$—	$26	$1,718	$3,856
Real estate:
Commercial - investor owned	75,160	—	—	—
Commercial - owner occupied	2,411	456	—	—
Residential	—	6,431	—	—
Total	$77,571	$6,913	$1,718	$3,856

	December 31, 2024
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$—	$—	$4,279	$3,495
Real estate:
Commercial - investor owned	14,136	—	—	—
Commercial - owner occupied	7,521	482	486	—
Total	$21,657	$482	$4,765	$3,495

The aging of the recorded investment in past due loans by class and category is presented as of the dates indicated.

	June 30, 2025
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$15,593	$12,528	$28,121	$4,847,363	$4,875,484
Real estate:
Commercial - investor owned	9,127	77,384	86,511	2,655,082	2,741,593
Commercial - owner occupied	11,064	15,341	26,405	2,300,026	2,326,431
Construction and land development	512	—	512	845,631	846,143
Residential	2,302	6,689	8,991	354,845	363,836
Other	107	30	137	257,024	257,161
Loans, before unearned loan fees	$38,705	$111,972	$150,677	$11,259,971	$11,410,648
Unearned loan fees, net					(1,808)
Total					$11,408,840

	December 31, 2024
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$1,948	$12,228	$14,176	$4,706,252	$4,720,428
Real estate:
Commercial - investor owned	1,377	14,333	15,710	2,592,045	2,607,755
Commercial - owner occupied	10,542	18,591	29,133	2,330,823	2,359,956
Construction and land development	101	5,620	5,721	886,842	892,563
Residential	2,833	258	3,091	355,832	358,923
Other	34	9	43	281,150	281,193
Loans, before unearned loan fees	$16,835	$51,039	$67,874	$11,152,944	$11,220,818
Unearned loan fees, net					(463)
Total					$11,220,355

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

The following tables show the recorded investment at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
	Three months ended		Six months ended
($ in thousands)	June 30, 2025	Percent of Total Loan Class	June 30, 2025	Percent of Total Loan Class
Commercial and industrial	$41,002	0.84%	$44,211	0.91%
Real estate:
Commercial - owner occupied	228	0.01%	5,074	0.22%
Residential	—	—%	23	0.01%
Total	$41,230		$49,308

	Term Extension
	Three months ended
($ in thousands)	June 30, 2024	Percent of Total Loan Class
Commercial and industrial	$5,619	0.12%

	Term Extension		Payment Delay		Total
	Six months ended		Six months ended		Six months ended
($ in thousands)	June 30, 2024	Percent of Total Loan Class	June 30, 2024	Percent of Total Loan Class	June 30, 2024	Percent of Total Loan Class
Commercial and industrial	$50,260	1.09%	$567	0.01%	$50,827	1.10%
Real estate:
Commercial - investor owned	8,409	0.34%	—	—%	8,409	0.34%
Commercial - owner occupied	94	NM	—	—%	94	NM
Residential	7,644	2.17%	—	—%	7,644	2.17%
Total	$66,407		$567		$66,974

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Three months ended	Six months ended
	Weighted Average Term Extension (in months)	Weighted Average Term Extension (in months)
($ in thousands)	June 30, 2025	June 30, 2025
Commercial and industrial	6	6
Real estate:
Commercial - owner occupied	5	17
Residential	0	3

	Three months ended	Six months ended
	Weighted Average Term Extension (in months)	Weighted Average Term Extension (in months)	Amount of Payment Delay
($ in thousands)	June 30, 2024	June 30, 2024
Commercial and industrial	7	4	$85
Real estate:
Commercial - investor owned	0	3	—
Commercial - owner occupied	0	3	—
Residential	0	12	—

The following table shows the aging of the recorded investment in modified loans in the last 12 months by class at the date indicated:

	June 30, 2025
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$51,352	$—	$818	$52,170
Real estate:
Commercial - investor owned	249	—	—	249
Commercial - owner occupied	16,690	228	—	16,918
Residential	—	23	—	23
Total	$68,291	$251	$818	$69,360

	June 30, 2024
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$44,450	$500	$—	$44,950
Real estate:
Commercial - owner occupied	—	92	—	92
Construction	—	—	741	741
Residential	94	72	—	166
Total	$44,544	$664	$741	$45,949

There were no loans that experienced a default during the three and six months ended June 30, 2025, respectively, or the three months ended June 30, 2024 subsequent to being granted a modification in the preceding twelve months. The following table summarizes loans that experienced a default during the six months ended June 30, 2024, subsequent to being granted a modification in the preceding twelve months. All of these loans were charged-off during the preceding period. Default is defined as movement to nonperforming status, foreclosure or charge-off.

	Term Extension
	Six months ended
($ in thousands)	June 30, 2024	Percent of Total Loan Class
Commercial and industrial	$1,000	0.02%
Real estate:
Construction and land development	1,748	0.20%
Other	4	NM
Total	$2,752

As of June 30, 2025, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	June 30, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,102,494	$1,033,331	$653,061	$406,313	$75,693	$94,852	$124,844	$1,041,584	$4,532,172
Special Mention (7)	54,265	36,089	37,750	4,554	4,554	123	3,187	58,451	198,973
Classified (8-9)	10,413	23,236	13,937	8,899	1,569	985	6,188	39,385	104,612
Total Commercial and industrial	$1,167,172	$1,092,656	$704,748	$419,766	$81,816	$95,960	$134,219	$1,139,420	$4,835,757

Commercial real estate-investor owned
Pass (1-6)	$340,778	$519,663	$379,860	$449,961	$331,174	$457,441	$17,185	$64,018	$2,560,080
Special Mention (7)	35,127	21,819	3,843	6,245	2,489	7,079	2,051	—	78,653
Classified (8-9)	—	249	—	810	63,045	20,329	—	—	84,433
Total Commercial real estate-investor owned	$375,905	$541,731	$383,703	$457,016	$396,708	$484,849	$19,236	$64,018	$2,723,166

Commercial real estate-owner occupied
Pass (1-6)	$245,064	$312,132	$314,091	$406,906	$369,237	$507,281	$466	$25,299	$2,180,476
Special Mention (7)	12,468	2,349	11,274	7,556	10,162	24,488	—	—	68,297
Classified (8-9)	228	17,607	2,034	7,050	8,430	23,078	250	—	58,677
Total Commercial real estate-owner occupied	$257,760	$332,088	$327,399	$421,512	$387,829	$554,847	$716	$25,299	$2,307,450

Construction real estate
Pass (1-6)	$249,415	$353,143	$124,067	$80,746	$8,856	$1,450	$20,115	$4,191	$841,983
Special Mention (7)	1,106	—	28	45	—	—	—	—	1,179
Classified (8-9)	—	—	468	756	—	111	—	—	1,335
Total Construction real estate	$250,521	$353,143	$124,563	$81,547	$8,856	$1,561	$20,115	$4,191	$844,497

Residential real estate
Pass (1-6)	$37,091	$34,094	$31,312	$33,307	$35,311	$89,969	$3,511	$70,752	$335,347
Special Mention (7)	3,136	186	123	226	89	907	—	884	5,551
Classified (8-9)	24	—	2,880	—	12,088	7,789	—	—	22,781
Total residential real estate	$40,251	$34,280	$34,315	$33,533	$47,488	$98,665	$3,511	$71,636	$363,679

Other
Pass (1-6)	$3,983	$29,227	$5,354	$46,444	$53,385	$68,217	$—	$40,682	$247,292
Special Mention (7)	—	—	930	—	—	703	—	3,669	5,302
Classified (8-9)	—	—	—	—	—	1,103	—	—	1,103
Total Other	$3,983	$29,227	$6,284	$46,444	$53,385	$70,023	$—	$44,351	$253,697

Total loans classified by risk category	$2,095,592	$2,383,125	$1,581,012	$1,459,818	$976,082	$1,305,905	$177,797	$1,348,915	$11,328,246
Total loans classified by performing status									80,594
Total loans									$11,408,840

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2021	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,477,552	$958,327	$607,626	$172,201	$117,845	$69,236	$87,059	$942,991	$4,432,837
Special Mention (7)	32,479	40,804	4,982	2,373	796	64	14,783	55,100	151,381
Classified (8-9)	29,999	868	9,271	—	142	809	9,681	20,791	71,561
Total Commercial and industrial	$1,540,030	$999,999	$621,879	$174,574	$118,783	$70,109	$111,523	$1,018,882	$4,655,779

Commercial real estate-investor owned
Pass (1-6)	$587,403	$402,899	$479,131	$374,155	$266,044	$281,232	$4,566	$48,808	$2,444,238
Special Mention (7)	12,195	4,901	—	43,506	2,389	9,623	31,321	1,999	105,934
Classified (8-9)	256	—	821	20,274	13,564	4,702	—	—	39,617
Total Commercial real estate-investor owned	$599,854	$407,800	$479,952	$437,935	$281,997	$295,557	$35,887	$50,807	$2,589,789

Commercial real estate-owner occupied
Pass (1-6)	$420,774	$329,001	$437,731	$408,210	$246,024	$352,095	$890	$29,239	$2,223,964
Special Mention (7)	6,914	10,764	5,323	12,324	8,426	18,389	—	—	62,140
Classified (8-9)	13,794	3,727	4,063	6,452	3,765	22,319	—	250	54,370
Total Commercial real estate-owner occupied	$441,482	$343,492	$447,117	$426,986	$258,215	$392,803	$890	$29,489	$2,340,474

Construction real estate
Pass (1-6)	$404,286	$211,573	$198,278	$38,131	$6,110	$3,823	$9,513	$5,338	$877,052
Special Mention (7)	11,250	33	49	294	—	223	—	—	11,849
Classified (8-9)	—	—	1,573	—	—	585	—	—	2,158
Total Construction real estate	$415,536	$211,606	$199,900	$38,425	$6,110	$4,631	$9,513	$5,338	$891,059

Residential real estate
Pass (1-6)	$46,454	$37,371	$35,082	$27,784	$22,350	$78,113	$5,880	$79,284	$332,318
Special Mention (7)	1,539	26	239	—	—	1,435	—	887	4,126
Classified (8-9)	—	2,979	107	11,976	5,538	1,572	—	—	22,172
Total residential real estate	$47,993	$40,376	$35,428	$39,760	$27,888	$81,120	$5,880	$80,171	$358,616

Other
Pass (1-6)	$31,286	$6,058	$50,351	$55,844	$49,519	$31,061	$44	$40,578	$264,741
Special Mention (7)	—	2,326	—	—	—	1,780	—	7,660	11,766
Classified (8-9)	—	—	—	—	—	5	—	—	5
Total Other	$31,286	$8,384	$50,351	$55,844	$49,519	$32,846	$44	$48,238	$276,512

Total loans classified by risk category	$3,076,181	$2,011,657	$1,834,627	$1,173,524	$742,512	$877,066	$163,737	$1,232,925	$11,112,229
Total loans classified by performing status									108,126
Total loans									$11,220,355

In the tables above, loan originations in 2025 and 2024 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

The following tables summarize the risk category of the loans by loan type as of the dates indicated:

	June 30, 2025
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
Commercial and industrial	$4,532,172	$198,973	$104,612	$4,835,757
Real estate:
Commercial - investor owned	2,560,080	78,653	84,433	2,723,166
Commercial - owner occupied	2,180,476	68,297	58,677	2,307,450
Construction and land development	841,983	1,179	1,335	844,497
Residential	335,347	5,551	22,781	363,679
Other	247,292	5,302	1,103	253,697
Total loans classified by risk category	$10,697,350	$357,955	$272,941	$11,328,246
Total loans classified by performing status				80,594
				$11,408,840

	December 31, 2024
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
Commercial and industrial	$4,432,837	$151,381	$71,561	$4,655,779
Real estate:
Commercial - investor owned	2,444,238	105,934	39,617	2,589,789
Commercial - owner occupied	2,223,964	62,140	54,370	2,340,474
Construction and land development	877,052	11,849	2,158	891,059
Residential	332,318	4,126	22,172	358,616
Other	264,741	11,766	5	276,512
Total loans classified by risk category	$10,575,150	$347,196	$189,883	$11,112,229
Total loans classified by performing status				108,126
				$11,220,355

In the tables above, guaranteed loan balances are included with a classification of “pass” due to the nature of these loans.

For certain loans, the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	June 30, 2025
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$34,385	$126	$34,511
Real estate:
Commercial - investor owned	16,749	—	16,749
Commercial - owner occupied	26,735	—	26,735
Residential	602	—	602
Other	1,967	30	1,997
Total	$80,438	$156	$80,594

	December 31, 2024
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$60,899	$11	$60,910
Real estate:
Commercial - investor owned	17,175	—	17,175
Commercial - owner occupied	27,349	—	27,349
Residential	647	—	647
Other	2,036	9	2,045
Total	$108,106	$20	$108,126

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

The contractual amounts of significant off-balance-sheet financial instruments are as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$2,836,709	$3,001,565
Letters of credit	104,868	137,926

Off-Balance Sheet Credit Risk
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2025 and December 31, 2024, $160.2 million and $156.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $6.5 million and $6.1 million for estimated losses attributable to the unadvanced commitments at June 30, 2025 and December 31, 2024, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of June 30, 2025, the approximate remaining terms of standby letters of credit range from one month to five years.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates $0.4 million will be reclassified as a decrease to interest expense and $0.6 million will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	$282,064	$282,064	$2,005	$649	$21	$3,139
Interest rate collars	150,000	150,000	851	—	—	1,056
Total	$432,064	$432,064	$2,856	$649	$21	$4,195

Derivatives not designated as hedging instruments
Interest rate swaps	$789,324	$854,171	$11,006	$14,495	$11,016	$14,497

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

As of June 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$13,011	$—	$13,011	$2,944	$7,780	$2,287
Interest rate collars	851	—	851	—	—	851

Liabilities:
Interest rate swaps	$11,037	$—	$11,037	$2,944	$—	$8,093
Securities sold under agreements to repurchase	174,438	—	174,438	—	174,438	—

As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$15,144	$—	$15,144	$4,975	$9,710	$459

Liabilities:
Interest rate swaps	$17,636	$—	$17,636	$4,975	$—	$12,661
Interest rate collars	1,056	—	1,056	—	—	1,056
Securities sold under agreements to repurchase	244,618	—	244,618	—	244,618	—

As of June 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest, was $8.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2025
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$242,370	$—	$242,370
Obligations of states and political subdivisions	—	464,052	—	464,052
Agency mortgage-backed securities	—	1,358,510	—	1,358,510
U.S. Treasury bills	—	116,055	—	116,055
Corporate debt securities	—	23,524	—	23,524
Total securities available-for-sale	—	2,204,511	—	2,204,511
Other investments	—	3,078	—	3,078
Derivative financial instruments	—	13,862	—	13,862
Total assets	$—	$2,221,451	$—	$2,221,451

Liabilities
Derivative financial instruments	$—	$11,037	$—	$11,037
Total liabilities	$—	$11,037	$—	$11,037

	December 31, 2024
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$276,040	$—	$276,040
Obligations of states and political subdivisions	—	409,197	—	409,197
Agency mortgage-backed securities	—	1,027,394	—	1,027,394
U.S. Treasury bills	—	128,893	—	128,893
Corporate debt securities	—	20,746	—	20,746
Total securities available-for-sale	—	1,862,270	—	1,862,270
Other investments	—	2,983	—	2,983
Derivative financial instruments	—	15,144	—	15,144
Total assets	$—	$1,880,397	$—	$1,880,397

Liabilities
Derivative financial instruments	$—	$18,692	$—	$18,692
Total liabilities	$—	$18,692	$—	$18,692

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	June 30, 2025
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$900	$—	$—	$900
Other real estate	7,821	—	—	7,821
Total	$8,721	$—	$—	$8,721

	December 31, 2024
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$15,370	$—	$—	$15,370
Other real estate	3,955	—	—	3,955
Total	$19,325	$—	$—	$19,325

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	June 30, 2025			December 31, 2024
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$1,091,238	$1,016,389	Level 2	$928,935	$858,871	Level 2
Other investments	85,521	85,521	Level 2	69,801	69,801	Level 2
Loans held-for-sale	586	586	Level 2	110	110	Level 2
Loans, net	11,263,707	11,226,467	Level 3	11,082,405	10,983,459	Level 3
State tax credits, held-for-sale	14,408	15,574	Level 3	14,663	15,518	Level 3
Servicing asset	2,976	4,287	Level 2	2,256	3,570	Level 2

Balance sheet liabilities
Certificates of deposit	$1,601,325	$1,594,562	Level 3	$1,369,604	$1,364,377	Level 3
Subordinated debentures and notes	156,796	163,160	Level 2	156,551	155,102	Level 2
FHLB advances	294,000	294,000	Level 2	—	—	Level 2
Other borrowings	210,641	188,138	Level 2	280,821	258,461	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

NOTE 8 - STOCKHOLDERS’ EQUITY

Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Loss on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, March 31, 2025	$(109,327)	$7,476	$460	$(101,391)
Net change	11,348	(607)	1,665	12,406
Balance, June 30, 2025	$(97,979)	$6,869	$2,125	$(88,985)

Balance, March 31, 2024	$(123,917)	$9,954	$(1,428)	$(115,391)
Net change	(5,375)	(619)	(754)	(6,748)
Balance, June 30, 2024	$(129,292)	$9,335	$(2,182)	$(122,139)

Six months ended
($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(122,132)	$8,088	$(2,674)	$(116,718)
Net change	24,153	(1,219)	4,799	27,733
Balance, June 30, 2025	$(97,979)	$6,869	$2,125	$(88,985)

Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)
Net change	(16,448)	(1,245)	(3,431)	(21,124)
Balance, June 30, 2024	$(129,292)	$9,335	$(2,182)	$(122,139)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended June 30,
	2025			2024
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$15,091	$3,743	$11,348	$(7,148)	$(1,773)	$(5,375)
Reclassification of gain on held-to-maturity securities(a)	(807)	(200)	(607)	(823)	(204)	(619)
Change in unrealized gain (loss) on cash flow hedges	1,811	449	1,362	(1,563)	(388)	(1,175)
Reclassification of loss on cash flow hedges(b)	402	99	303	560	139	421
Total other comprehensive gain (loss)	$16,497	$4,091	$12,406	$(8,974)	$(2,226)	$(6,748)

	Six months ended June 30,
	2025			2024
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$32,225	$7,992	$24,233	$(21,872)	$(5,424)	$(16,448)
Reclassification of gain on sale of available-for-sale securities(a)	(106)	(26)	(80)	—	—	—
Reclassification of gain on held-to-maturity securities(a)	(1,621)	(402)	(1,219)	(1,656)	(411)	(1,245)
Change in unrealized loss on cash flow hedges	5,791	1,436	4,355	(5,475)	(1,358)	(4,117)
Reclassification of loss on cash flow hedges(b)	590	146	444	912	226	686
Total other comprehensive gain (loss)	$36,879	$9,146	$27,733	$(28,091)	$(6,967)	$(21,124)

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Other income:
Bank-owned life insurance	$2,561	$855	$3,432	$1,719
Community development fees	1,426	381	2,133	966
Gain on SBA loan sales	1,153	—	3,048	1,415
Other income	3,289	2,755	6,215	4,860
Total other noninterest income	$8,429	$3,991	$14,828	$8,960

Other expense:
Amortization of intangibles	$753	$944	$1,608	$1,991
Banking expenses	2,362	2,003	4,325	3,809
FDIC and other insurance	3,429	3,135	6,577	6,742
Loan, legal expenses	3,244	2,316	5,435	4,424
Outside services	1,424	1,535	2,515	3,199
Other expenses	7,754	7,020	15,291	14,650
Total other noninterest expenses	$18,966	$16,953	$35,751	$34,815

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

NOTE 11 - SUBORDINATED NOTES

On May 21, 2020, the Company issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030 in a public offering (the “2030 Notes”). From the date of issuance, the 2030 Notes bore interest at a rate equal to 5.75% per annum, payable semiannually in arrears on each June 1 and December 1. Beginning June 1, 2025, the 2030 Notes will bear interest at a floating rate per annum equal to a benchmark rate of three-month term SOFR (as defined in the Indenture, dated May 21, 2020, between the Company and U.S. Bank National Association, as trustee, and subsequent First Supplemental Indenture), plus 566.0 basis points. At June 30, 2025, the 2030 Notes bore interest at a floating rate equal to 9.98% per annum, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The Company may, at its option, beginning on September 1, 2025 and on any scheduled interest payment date thereafter, redeem the 2030 Notes. In July 2025, the Company gave notice of full redemption of the 2030 notes for the next call date on September 1, 2025. The Company’s obligation to make payments of principal and interest on the 2030 Notes is subordinate and junior in right of payment to all of its senior debt. The subordinated debt was treated as tier 2 regulatory capital for the first five years of its term, but will be phased out of tier 2 capital on a pro rata basis over the next five years beginning with the second quarter of 2025.

NOTE 12 - OTHER BORROWINGS

Revolving Credit Line and Term Loan Option
The Company entered into a credit agreement with another bank that includes a senior unsecured revolving credit commitment (the “Revolving Commitment”) and an option for a single advance term loan draw (“Term Loan”), collectively the “Loan Agreement”. The Revolving Commitment has a one-year term that was renewed in the second quarter of 2025 and was effective as of February 22, 2025, maturing on February 21, 2026. The Revolving Commitment allows for borrowings up to $25 million, and has an interest rate of one-month Term SOFR plus 185 basis points until February 2026. The proceeds can be used for general corporate purposes. The revolving credit line was not accessed in 2025 or 2024.

The Term Loan commitment allows the Company to take a $63.3 million unsecured draw through June 30, 2026 for the specific purpose of redeeming the 2030 Notes. If the Term Loan is advanced, it will be payable in 20 equal quarterly installments on March 31, June 30, September 30 and December 31 with a final installment on the five year anniversary of the initial advance date. Upon advance, the interest rate will be one-month Term SOFR plus 250 basis points.

The Loan Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. A fee of 0.40% annually is assessed against the unused commitments.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2025 compared to the financial condition as of December 31, 2024. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended June 30, 2025, compared to the linked first quarter of 2025 (“linked quarter”) and the results of operations, liquidity and cash flows for the six months ended June 30, 2025 compared to the same period in 2024 (“prior year-to-date period”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding prior year-to-date period. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Allowance for Credit Losses
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $145.1 million at June 30, 2025 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $28.2 million. Conversely, the allowance would have increased $43.0 million using only the downside scenario.

Executive Summary
Below are highlights of the Company’s financial performance for the periods indicated.

($ in thousands, except per share data)	Three months ended			Six months ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
EARNINGS
Total interest income	$218,967	$211,780	$211,644	$430,747	$419,367
Total interest expense	66,205	64,264	71,115	130,469	141,110
Net interest income	152,762	147,516	140,529	300,278	278,257
Provision for credit losses	3,470	5,184	4,819	8,654	10,575
Net interest income after provision for credit losses	149,292	142,332	135,710	291,624	267,682
Total noninterest income	20,604	18,483	15,494	39,087	27,652
Total noninterest expense	105,702	99,783	94,017	205,485	187,518
Income before income tax expense	64,194	61,032	57,187	125,226	107,816
Income tax expense	12,810	11,071	11,741	23,881	21,969
Net income	$51,384	$49,961	$45,446	$101,345	$85,847
Preferred dividends	937	938	937	1,875	1,875
Net income available to common stockholders	$50,447	$49,023	$44,509	$99,470	$83,972

Basic earnings per common share	$1.36	$1.33	$1.19	$2.69	$2.24
Diluted earnings per common share	$1.36	$1.31	$1.19	$2.67	$2.24

Return on average assets	1.30%	1.30%	1.25%	1.30%	1.18%
Adjusted return on average assets[1]	1.31%	1.29%	1.27%	1.30%	1.21%
Return on average common equity	11.03%	11.10%	10.68%	11.07%	10.10%
Adjusted return on average common equity[1]	11.12%	11.08%	10.90%	11.10%	10.30%
Return on average tangible common equity[1]	13.84%	14.02%	13.77%	13.93%	13.04%
Adjusted return on average tangible common equity[1]	13.96%	13.99%	14.06%	13.97%	13.30%
Net interest margin (tax equivalent)	4.21%	4.15%	4.19%	4.18%	4.16%
Efficiency ratio	60.97%	60.11%	60.26%	60.55%	61.30%
Core efficiency ratio[1]	59.32%	58.77%	58.09%	59.05%	59.13%
Common dividend payout ratio[2]	22.06%	22.14%	21.85%	22.10%	22.77%
Book value per common share	$50.09	$48.64	$45.08
Tangible book value per common share[1]	$40.02	$38.54	$35.02
Average common equity to average assets	11.56%	11.45%	11.44%
Tangible common equity to tangible assets[1]	9.42%	9.30%	9.18%

ASSET QUALITY
Net charge-offs (recoveries)	$630	$(1,059)	$605	$(429)	$6,469
Nonperforming loans	105,807	109,882	39,384
Nonaccrual loans	56,752	61,080	38,067
Classified assets	281,162	264,460	169,822
Total assets	16,076,299	15,676,594	14,615,666
Total loans	11,408,840	11,298,763	11,000,007
Classified assets to total assets	1.75%	1.69%	1.16%
Nonperforming loans to total loans	0.93%	0.97%	0.36%
Nonperforming assets to total assets	0.71%	0.72%	0.33%
ACL on loans to total loans	1.27%	1.27%	1.27%
Net charge-offs (recoveries) to average loans (annualized)	0.02%	(0.04)%	0.02%	(0.01)%	0.12%

1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
[2] Dividends per common share divided by diluted earnings per common share.

Financial results and other notable items include:

•PPNR1 - PPNR of $68.1 million for the second quarter of 2025 and $134.2 million for the six months ended June 30, 2025 increased $2.0 million and $13.6 million from the linked and prior year-to-date periods, respectively. The increase from the linked and prior year-to-date periods was primarily due to an increase in net interest income from organic loan growth, continued investment in the securities portfolio and proactive management of the cost of deposits, partially offset by an increase in noninterest expense.

•Net interest income and NIM - Net interest income of $152.8 million for the second quarter of 2025 and $300.3 million for the six months ended June 30, 2025 increased $5.2 million and $22.0 million from the linked and prior year-to-date periods, respectively. NIM was 4.21% for the second quarter of 2025 and 4.18% for the six months ended June 30, 2025 compared to 4.15% and 4.16% for the linked and prior year-to-date periods, respectively. Compared to the linked and prior year-to-date periods, the increase in net interest income was primarily due to higher average loan and securities balances, as well as higher yields on the securities portfolio. Compared to the prior year-to-date period, net interest income also benefited from lower short-term interest rates that decreased deposit interest expense. Since September 2024, the Federal Reserve has reduced the federal funds target rate 100 basis points. In response, the Company has proactively adjusted deposit pricing to partially mitigate the impact on income from the repricing of variable rate loans.

•Noninterest income - Noninterest income of $20.6 million for the second quarter of 2025 and $39.1 million for the six months ended June 30, 2025 increased $2.1 million and $11.4 million from the linked and prior year-to-date periods, respectively. The increase in noninterest income from the linked and prior year-to-date periods was primarily due to higher BOLI income and community development investment income. Compared to the prior year-to-date period, the increase was also due to a $5.1 million increase in tax credit income and a $1.6 million increase in gain on SBA loan sales.

•Noninterest expense - Noninterest expense of $105.7 million for the second quarter of 2025 and $205.5 million for the six months ended June 30, 2025 increased $5.9 million and $18.0 million from the linked and prior year-to-date periods, respectively. The increase from the linked and prior year-to-date periods was primarily driven by higher employee compensation, variable deposit costs and higher loan and legal expenses related to loan workouts and OREO.

Balance sheet highlights:

•Loans – Total loans increased $188.5 million, or 2%, to $11.4 billion at June 30, 2025, compared to $11.2 billion at December 31, 2024. Average loans totaled $11.3 billion for the six months ended June 30, 2025 compared to $10.9 billion for the six months ended June 30, 2024.

•Deposits – Total deposits increased $170.9 million, to $13.3 billion at June 30, 2025 from $13.1 billion at December 31, 2024. Average deposits totaled $13.2 billion for the six months ended June 30, 2025 compared to $12.3 billion for the prior year-to-date period. Noninterest-bearing deposit accounts represented 32% of total deposits and the loan to deposit ratio was 86% at June 30, 2025, compared to 34% and 85%, respectively, at December 31, 2024.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

•Asset quality – The allowance for credit losses on loans to total loans was 1.27% at June 30, 2025, compared to 1.23% at December 31, 2024. The ratio of nonperforming assets to total assets was 0.71% at June 30, 2025 compared to 0.30% at December 31, 2024. A provision for credit losses of $3.5 million and $8.7 million was recorded in the second quarter of 2025 and the six months ended June 30, 2025, respectively. This compares to $5.2 million and $10.6 million in the linked and prior year-to-date periods, respectively.

•Stockholders’ equity – Total stockholders’ equity was $1.9 billion at June 30, 2025, compared to $1.8 billion at December 31, 2024, and the tangible common equity to tangible assets ratio2 was 9.42% at June 30, 2025 compared to 9.05% at December 31, 2024. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” levels at June 30, 2025.

The Company’s Board of Directors approved a quarterly dividend of $0.31 per share of common stock, payable on September 30, 2025 to stockholders of record as of September 15, 2025. The Board also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) June 15, 2025 to (but excluding) September 15, 2025. The dividend will be payable on September 15, 2025 to holders of record of Series A Preferred Stock as of August 29, 2025.

•Pending Branch Acquisition – On April 28, 2025, the Company announced its pending acquisition with First Interstate pursuant to which the Bank will acquire twelve branches from First Interstate, including certain deposits and loans, and the owned real estate and fixed and other assets associated with the Branches. The purchase and assumption agreement provides for the transfer by First Interstate to the Bank of the facilities and other associated assets of the Branches, approximately $705 million in deposits, and certain, mostly commercially-oriented loans with outstanding balances of approximately $300 million as of June 30, 2025. The balance of loans and deposits is subject to change until the date of acquisition. The transaction, which is expected to close in the fourth quarter of 2025, will expand the Company’s presence in Arizona and Kansas.
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

	Three months ended June 30,			Three months ended March 31,			Three months ended June 30,
	2025			2025			2024
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,358,209	$188,007	6.64%	$11,240,806	$182,039	6.57%	$10,962,488	$189,346	6.95%
Taxable securities	1,971,025	19,940	4.06	1,818,615	17,625	3.93	1,417,147	12,246	3.48
Non-taxable securities[2]	1,177,985	10,390	3.54	1,112,297	9,467	3.45	979,372	7,710	3.17
Total securities	3,149,010	30,330	3.86	2,930,912	27,092	3.75	2,396,519	19,956	3.35
Interest-earning deposits	315,738	3,368	4.28	479,136	5,124	4.34	325,452	4,389	5.42
Total interest-earning assets	14,822,957	221,705	6.00	14,650,854	214,255	5.93	13,684,459	213,691	6.28
Noninterest-earning assets	1,036,764			992,145			961,922
Total assets	$15,859,721			$15,642,999			$14,646,381

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,225,611	$17,152	2.13%	$3,167,428	$17,056	2.18%	$2,950,827	$18,801	2.56%
Money market accounts	3,660,053	28,437	3.12	3,601,535	28,505	3.21	3,434,712	31,926	3.74
Savings accounts	532,754	183	0.14	534,512	189	0.14	573,115	335	0.24
Certificates of deposit	1,486,522	14,207	3.83	1,374,693	13,516	3.99	1,412,263	15,312	4.36
Total interest-bearing deposits	8,904,940	59,979	2.70	8,678,168	59,266	2.77	8,370,917	66,374	3.19
Subordinated debentures and notes	156,753	2,737	7.00	156,615	2,562	6.63	156,188	2,684	6.91
FHLB advances	156,868	1,801	4.61	25,300	287	4.60	40,308	561	5.60
Securities sold under agreements to repurchase	209,493	1,592	3.05	263,608	2,017	3.10	158,969	1,401	3.54
Other borrowings	36,208	96	1.06	39,535	132	1.35	36,203	95	1.06
Total interest-bearing liabilities	9,464,262	66,205	2.81	9,163,226	64,264	2.84	8,762,585	71,115	3.26
Noninterest-bearing liabilities:
Demand deposits	4,340,301			4,463,388			3,973,336
Other liabilities	149,069			153,113			162,220
Total liabilities	13,953,632			13,779,727			12,898,141
Stockholders’ equity	1,906,089			1,863,272			1,748,240
Total liabilities & stockholders’ equity	$15,859,721			$15,642,999			$14,646,381
Net interest income		$155,500			$149,991			$142,576
Net interest spread			3.19%			3.09%			3.02%
Net interest margin			4.21%			4.15%			4.19%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $1.8 million, $1.6 million, and $2.2 million for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $2.7 million, $2.5 million, and $2.1 million for each of the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively.

	Six months ended
	June 30, 2025			June 30, 2024
($ in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,299,832	$370,046	6.60%	$10,945,211	$376,049	6.91%
Taxable securities	1,895,241	37,565	4.00	1,420,471	24,071	3.41
Non-taxable securities[2]	1,145,322	19,857	3.50	978,074	15,376	3.16
Total securities	3,040,563	57,422	3.81	2,398,545	39,447	3.31
Interest-earning deposits	396,986	8,492	4.31	296,759	7,958	5.39
Total interest-earning assets	14,737,381	435,960	5.97	13,640,515	423,454	6.24
Noninterest-earning assets	1,014,578			960,735
Total assets	$15,751,959			$14,601,250

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,196,680	$34,209	2.16%	$2,937,551	$37,413	2.56%
Money market accounts	3,630,955	56,941	3.16	3,418,257	63,283	3.72
Savings accounts	533,629	372	0.14	580,115	637	0.22
Certificates of deposit	1,430,917	27,723	3.91	1,377,126	29,514	4.31
Total interest-bearing deposits	8,792,181	119,245	2.74	8,313,049	130,847	3.17
Subordinated debentures and notes	156,684	5,299	6.82	156,117	5,168	6.66
FHLB advances	91,448	2,088	4.60	57,049	1,590	5.60
Securities sold under agreements to repurchase	238,058	3,609	3.06	181,933	3,205	3.54
Other borrowings	36,205	228	1.27	39,470	300	1.53
Total interest-bearing liabilities	9,314,576	130,469	2.82	8,747,618	141,110	3.24
Noninterest-bearing liabilities:
Demand deposits	4,401,504			3,949,429
Other liabilities	151,080			160,734
Total liabilities	13,867,160			12,857,781
Stockholders' equity	1,884,799			1,743,469
Total liabilities & stockholders' equity	$15,751,959			$14,601,250
Net interest income		$305,491			$282,344
Net interest spread			3.15%			3.00%
Net interest margin			4.18%			4.16%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $3.4 million and $4.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $5.2 million and $4.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended June 30, 2025			Six months ended June 30, 2025
	compared to			compared to
	Three months ended March 31, 2025			Six months ended June 30, 2024
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$2,968	$3,000	$5,968	$11,538	$(17,541)	$(6,003)
Taxable securities	1,670	645	2,315	8,893	4,601	13,494
Non-taxable securities[3]	649	274	923	2,767	1,714	4,481
Interest-earning deposits	(1,689)	(67)	(1,756)	2,330	(1,796)	534
Total interest-earning assets	$3,598	$3,852	$7,450	$25,528	$(13,022)	$12,506

Interest paid on:
Interest-bearing demand accounts	$397	$(301)	$96	$3,068	$(6,272)	(3,204)
Money market accounts	568	(636)	(68)	3,703	(10,045)	(6,342)
Savings accounts	—	(6)	(6)	(48)	(217)	(265)
Certificates of deposit	1,184	(493)	691	1,094	(2,885)	(1,791)
Subordinated debentures and notes	3	172	175	17	114	131
FHLB advances	1,514	—	1,514	821	(323)	498
Securities sold under agreements to repurchase	(391)	(34)	(425)	886	(482)	404
Other borrowed funds	(10)	(26)	(36)	(24)	(48)	(72)
Total interest-bearing liabilities	3,265	(1,324)	1,941	9,517	(20,158)	(10,641)
Net interest income	$333	$5,176	$5,509	$16,011	$7,136	23,147
1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax equivalent basis of $155.5 million for the quarter ended June 30, 2025 and $305.5 million for the six months ended June 30, 2025, increased $5.5 million and increased $23.1 million from the linked and prior year-to-date periods, respectively. The increase from the linked and prior year-to-date periods reflects organic loan growth and continued investment in the securities portfolio, partially offset by an increase in wholesale borrowings (FHLB advances and brokered certificates of deposits). Net interest income for the current quarter also benefited by one additional day compared to the linked quarter. On June 1, 2025, $63.3 million of subordinated debt converted from a fixed 5.75% rate to a floating rate of three-month term SOFR plus a spread of 5.66%, resulting in higher rates incurred for one month. The subordinated debt has a quarterly call feature. The cost of interest-bearing deposits has declined due to lower short-term rates, partially offset by an increase in deposit balances. Since September 2024, the Federal Reserve has reduced the federal funds target rate 100 basis points. In response, the Company has proactively adjusted deposit pricing to partially mitigate the impact on income from the repricing of variable rate loans.

Compared to the linked quarter, tax equivalent interest income increased $7.5 million primarily due to an increase of $117.4 million in average loan balances and a seven basis point increase in the average loan yield. The average securities balance increased $218.1 million and the yield increased 11 basis points due to new purchases and the reinvestment of cash flows from the runoff of lower yielding investments. The average interest rate of new loan originations in the second quarter of 2025 was 7.26%, an increase of 14 basis points from the linked quarter. Investment purchases in the second quarter of 2025 had a weighted average, tax equivalent yield of 5.30%.

Tax equivalent interest income increased $12.5 million over the prior year-to-date period primarily due to a $354.6 million increase in average loan balances, a $642.0 million increase in average securities balances, and a 50 basis point increase in yield on securities. These increases were partially offset by a 31 basis point decline in the loan yield to 6.60%, from 6.91% in the prior year-to-date period.

Compared to the linked quarter, interest expense increased $1.9 million primarily due to higher organic growth in deposits, an increase in wholesale borrowings and the higher rate incurred on subordinated debt for one month in the quarter. These increases were partially offset by a decline in the average balance of customer repurchase agreements. The total cost of deposits, including noninterest-bearing demand accounts, was 1.82% during the second quarter of 2025, compared to 1.83% in the linked quarter.

Interest expense decreased $10.6 million over the prior year-to-date period primarily due to a 43 basis point decline in the average cost of interest-bearing deposits and a 56 basis point decline in the average cost of money market accounts, partially offset by organic growth in the deposit portfolio. The total cost of deposits, including noninterest-bearing demand accounts, was 1.82% during the six months ended June 30, 2025, compared to 2.15% in the prior year-to-date period.

NIM, on a tax equivalent basis, was 4.21% in the second quarter of 2025 and 4.18% for the first six months of 2025, an increase of six basis points and two basis points from the linked and prior year-to-date periods, respectively.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
($ in thousands)	June 30, 2025	March 31, 2025	Increase (decrease)		June 30, 2025	June 30, 2024	Increase (decrease)
Deposit service charges	$4,940	$4,420	$520	12%	$9,360	$8,965	$395	4%
Wealth management revenue	2,584	2,659	(75)	(3)%	5,243	5,134	109	2%
Card services revenue	2,444	2,395	49	2%	4,839	4,909	(70)	(1)%
Tax credit income (loss)	2,207	2,610	(403)	(15)%	4,817	(316)	5,133	1,624%
Other income	8,429	6,399	2,030	32%	14,828	8,960	5,868	65%
Total noninterest income	$20,604	$18,483	$2,121	11%	$39,087	$27,652	$11,435	41%

Total noninterest income for the second quarter of 2025 was $20.6 million, an increase of $2.1 million from the linked quarter primarily due to higher deposit service charges and other income. The increase in other income from the linked quarter was primarily driven by a $1.7 million increase in BOLI income, as well as a $0.7 million increase in community development investment income. The increase in BOLI income was primarily due to the purchase of additional policies in the first quarter 2025 and, to a lesser extent, the payout of a policy in the second quarter of 2025. Community development investment income is not a consistent source of income and fluctuates based on distributions from the underlying funds.

Total noninterest income for the six months ended June 30, 2025 was $39.1 million, an increase from the prior year-to-date period of $11.4 million. The increase was primarily due to a $5.1 million increase in tax credit income, which varies based on transaction volumes and fair value changes on credits carried at fair value, and a $5.9 million increase in other income. Other income increased compared to the prior year-to-date period primarily due to a $1.7 million increase in BOLI income and a $1.6 million increase in gain on SBA loan sales. On a periodic basis, the Company will opportunistically sell SBA guaranteed loans. The Company sold $55.7 million and $23.1 million of the guaranteed portion of SBA 7(a) loans during the six months ended June 30, 2025 and June 30, 2024, respectively. A gain on sale of $3.0 million and $1.4 million was recognized during the six months ended June 30, 2025 and June 30, 2024, respectively.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
($ in thousands)	June 30, 2025	March 31, 2025	Increase (decrease)		June 30, 2025	June 30, 2024	Increase (decrease)
Employee compensation and benefits	$50,164	$48,208	$1,956	4%	$98,372	$89,786	$8,586	10%
Deposit costs	24,765	23,823	942	4%	48,588	41,983	6,605	16%
Occupancy	5,065	4,430	635	14%	9,495	8,523	972	11%
Data processing	4,713	4,809	(96)	(2)%	9,522	9,678	(156)	(2)%
Professional fees	2,029	1,728	301	17%	3,757	2,733	1,024	37%
Other expense	18,966	16,785	2,181	13%	35,751	34,815	936	3%
Total noninterest expense	$105,702	$99,783	$5,919	6%	$205,485	$187,518	$17,967	10%

Efficiency ratio	60.97%	60.11%	0.86%		60.55%	61.30%	(0.75)%
Core efficiency ratio[3]	59.32%	58.77%	0.55%		59.05%	59.13%	(0.08)%

Noninterest expense was $105.7 million for the second quarter of 2025, an increase of $5.9 million from $99.8 million in the linked quarter. Employee compensation and benefits increased $2.0 million from the linked quarter primarily due to a full quarter of merit increases that were effective on March 1, 2025, an increase in variable compensation and the number of working days in the quarter. Deposit costs relate to certain businesses in the deposit verticals that receive an earnings credit allowance for deposit related expenses that are impacted by interest rates and average balances. Deposit costs increased $0.9 million from the linked quarter primarily due to an increase of $62.1 million in average deposit vertical balances from the linked quarter. Acquisition costs relate to the previously announced branch acquisition that is expected to close in the fourth quarter 2025. Loan and legal expenses, included in other expense, increased $1.1 million during the quarter due to loan workouts and the foreclosure of certain properties related to nonperforming loans.

Total noninterest expense of $205.5 million for the first six months of 2025 increased $18.0 million from the prior year-to-date period primarily due to an increase in the associate base, merit increases throughout 2024 and 2025, and a $6.6 million increase in deposit costs due to higher earnings credit allowances and deposit vertical average balances.

Income Taxes
The Company’s effective tax rate was 20.0% for the second quarter of 2025 and 19.1% for the six months ended June 30, 2025. This compares to the linked quarter and prior year-to-date effective tax rate of 18.1% and 20.4%, respectively. The Company continues to leverage tax credit opportunities as part of its overall tax planning strategy that contributes to a lower effective tax rate.

3 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Summary Balance Sheet

($ in thousands)	June 30, 2025	December 31, 2024	Increase (decrease)
Cash and cash equivalents	$491,520	$764,170	$(272,650)	(36)%
Securities	3,295,749	2,791,205	504,544	18%
Loans	11,408,840	11,220,355	188,485	2%
Assets	16,076,299	15,596,431	479,868	3%
Deposits	13,317,359	13,146,492	170,867	1%
Liabilities	14,153,400	13,772,429	380,971	3%
Stockholders’ equity	1,922,899	1,824,002	98,897	5%

Total assets were $16.1 billion at June 30, 2025, an increase of $479.9 million from December 31, 2024 primarily due to a $504.5 million increase in investment securities and a $188.5 million increase in loans, partially offset by a $272.7 million decrease in cash and cash equivalents. Total liabilities of $14.2 billion increased $381.0 million from December 31, 2024 primarily due to a $294.0 million increase in FHLB advances and a $170.9 million increase in deposits.

Investment Securities
At June 30, 2025, investment securities were $3.3 billion or 21% of total assets compared to $2.8 billion or 18% of total assets at December 31, 2024. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$242,370	7.4%	$276,040	9.9%
Obligations of states and political subdivisions	1,393,025	42.3%	1,168,256	41.9%
Agency mortgage-backed securities	1,404,432	42.6%	1,075,306	38.5%
U.S. Treasury Bills	116,055	3.5%	128,893	4.6%
Corporate debt securities	140,162	4.2%	142,967	5.1%
Total	$3,296,044	100.0%	$2,791,462	100.0%

Net Unrealized Losses
($ in thousands)	June 30, 2025	December 31, 2024
Available-for-sale securities	$(131,094)	$(163,212)
Held-to-maturity securities	(75,144)	(70,321)
Total	$(206,238)	$(233,533)

Investment purchases in the second quarter of 2025 had a weighted average, tax equivalent yield of 5.30%. The average duration of the investment portfolio was 5.1 years at June 30, 2025. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $547.5 million.

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

The following table sets forth the composition of the loan portfolio by type of loans:

($ in thousands)	June 30, 2025	December 31, 2024	Increase (decrease)
Commercial and industrial	$4,870,268	$4,716,689	$153,579	3%
Commercial real estate - investor owned	2,739,915	2,606,964	132,951	5%
Commercial real estate - owner occupied	2,334,185	2,367,823	(33,638)	(1)%
Construction and land development	844,497	891,059	(46,562)	(5)%
Residential real estate	364,281	359,263	5,018	1%
Other	255,694	278,557	(22,863)	(8)%
Total loans	$11,408,840	$11,220,355	$188,485	2%

Loans totaled $11.4 billion at June 30, 2025 compared to $11.2 billion at December 31, 2024. The increase was primarily due to an increase in C&I loans of $153.6 million and an increase of $99.3 million in CRE loans, partially offset by a decrease of $46.6 million in construction loans. Average revolving line draw utilization was 46% for the second quarter of 2025, compared to 43% for the year ended December 31, 2024.

The following table sets forth additional information on certain categories of loans that are included in total loans above at the periods indicated:

($ in thousands)	June 30, 2025	December 31, 2024	Increase (decrease)
SBA Loans	$1,249,225	$1,298,007	$(48,782)	(4)%
Sponsor finance	771,280	782,722	(11,442)	(1)%
Life insurance premium financing	1,155,623	1,114,299	41,324	4%
Tax credits	708,401	760,229	(51,828)	(7)%

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the three and six months ended June 30, 2025, the guaranteed portion of SBA loans totaling $24.4 million and $55.7 million, respectively, were sold.

Provision and Allowance for Credit Losses
The following table presents the components of the provision for credit losses:

	Quarter ended		Six months ended
($ in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Provision for credit losses on loans	$2,819	$3,935	$6,754	$11,162
Provision (benefit) for off-balance sheet commitments	253	214	467	(770)
Provision (benefit) for held-to-maturity securities	—	38	38	(471)
Charge-off of accrued interest	398	997	1,395	654
Provision for credit losses	$3,470	$5,184	$8,654	$10,575

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

A provision for credit losses of $3.5 million for the second quarter of 2025 and $8.7 million for the six months ended June 30, 2025, decreased $1.7 million and $1.9 million from the linked and prior year-to-date periods, respectively. The provision for credit losses in the second quarter of 2025 and six months ended June 30, 2025 was primarily related to loan growth and changes in the economic forecast that influences projected future losses in the allowance calculation.

The following table summarizes the allocation of the ACL on loans:

	June 30, 2025		December 31, 2024
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$72,081	42.7%	$63,231	42.1%
Real estate:
Commercial	47,832	44.5%	54,617	44.3%
Construction and land development	12,964	7.4%	9,837	8.0%
Residential	8,484	3.2%	6,534	3.2%
Other	3,772	2.2%	3,731	2.4%
Total	$145,133	100.0%	$137,950	100.0%

The ACL on loans was 1.27% of total loans at June 30, 2025, compared to 1.23% of loans at December 31, 2024. Excluding guaranteed loans, the ACL on loans to total loans was 1.38%4 at June 30, 2025, compared to 1.34% at December 31, 2024.

4 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	June 30, 2025			March 31, 2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$(446)	$4,789,234	(0.04)%	$(908)	$4,734,160	(0.08)%
Real estate:
Commercial	564	5,052,978	0.04%	(11)	4,960,831	—%
Construction and land development	141	857,735	0.07%	(13)	884,239	(0.01)%
Residential	234	365,784	0.26%	(154)	359,521	(0.17)%
Other	137	291,958	0.19%	27	301,357	0.04%
Total	$630	$11,357,689	0.02%	$(1,059)	$11,240,108	(0.04)%
(1) Excludes loans held for sale.
(2)Annualized.

	Six months ended
	June 30, 2025			June 30, 2024
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$(1,354)	$4,761,849	(0.06)%	$4,194	$4,703,684	0.18%
Real estate:
Commercial	553	5,007,159	0.02%	2,083	4,755,574	0.09%
Construction and land development	128	870,914	0.03%	(30)	818,313	(0.01)%
Residential	80	362,670	0.04%	(127)	366,883	(0.07)%
Other	164	296,631	0.11%	349	299,743	0.23%
Total	$(429)	$11,299,223	(0.01)%	$6,469	$10,944,197	0.12%
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

($ in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$56,752	$42,667
Loans past due 90 days or more and still accruing interest	49,055	20
Total nonperforming loans	105,807	42,687
Other real estate	8,221	3,955
Total nonperforming assets	$114,028	$46,642

Total assets	$16,076,299	$15,596,431
Total loans	11,408,840	11,220,355
Total ACL on loans	145,133	137,950

ACL on loans to nonaccrual loans	256%	323%
ACL on loans to nonperforming loans	137%	323%
ACL on loans to total loans	1.27%	1.23%
Nonaccrual loans to total loans	0.50%	0.38%
Nonperforming loans to total loans	0.93%	0.38%
Nonperforming assets to total assets	0.71%	0.30%

Nonperforming loans based on loan type were as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$15,370	$15,821
Commercial real estate	83,719	25,096
Construction and land development	—	1,503
Residential real estate	6,689	258
Other	29	9
Total	$105,807	$42,687

The following table summarizes the changes in nonperforming loans:

Six months ended
($ in thousands)	June 30, 2025
Nonperforming loans, beginning of period	$42,687
Additions to nonperforming loans	86,695
Charge-offs	(5,082)
Principal payments	(9,586)
Moved to other real estate	(8,405)
Moved to performing	(502)
Nonperforming loans, end of period	$105,807

Nonperforming loans at June 30, 2025 increased $63.1 million, or 148%, when compared to December 31, 2024. The increase in nonperforming assets during the six months ended June 30, 2025 was primarily related to seven commercial real estate loans to two commercial banking relationships in Southern California that share common managing general partners. Six loans totaling $41.7 million are personally guaranteed by one individual, and the seventh loan totaling $26.7 million is guaranteed by a separate party. Litigation resulting from a business dispute between the general/managing partner and certain limited partners has resulted in all seven of the borrowing entities filing bankruptcy, and the Company expects to collect the full balance of these loans. These commercial real estate investor-owned loans and residential real estate loans are well-secured by real estate properties with up-to-date appraisals. Loan-to-value ratios for the individual properties range from 39% to 79% based on March 2025 appraisals performed. Furthermore, all seven loans include substantial personal guarantees, and $48.6 million of the $68.4 million relationship remains on accrual despite being 90+ days past due. A summary of the relationship is as follows:

	At
	June 30, 2025
($ in thousands)	Amount	Loan-to-value %
Commercial real estate - investor owned:
Multifamily	$19,811	75.3%
Mixed use	43,078	69.3%
Total commercial real estate - investor owned	62,889

Residential real estate:
Duplex	$1,668	37.9%
Condominiums	3,857	64.3%
Total residential real estate	5,525

Total relationship	$68,414

Other real estate
The following table summarizes the changes in other real estate:

Six months ended
($ in thousands)	June 30, 2025
Other real estate, beginning of period	$3,955
Additions	7,821
Sales	(3,555)
Other real estate, end of period	$8,221

Deposits
The following table shows the breakdown of deposits by type:

($ in thousands)	June 30, 2025	December 31, 2024	Increase (decrease)
Noninterest-bearing demand accounts	$4,322,332	$4,484,072	$(161,740)	(4)%
Interest-bearing demand accounts	3,184,670	3,175,292	9,378	—%
Money market accounts	3,676,197	3,564,063	112,134	3%
Savings accounts	532,835	553,461	(20,626)	(4)%
Certificates of deposit:
Brokered	752,422	484,588	267,834	55%
Customer	848,903	885,016	(36,113)	(4)%
Total deposits	$13,317,359	$13,146,492	$170,867	1%

Noninterest-bearing deposits / total deposits	32%	34%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	June 30, 2025		March 31, 2025		June 30, 2024
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,340,301	—%	$4,463,388	—%	$3,973,336	—%

Interest-bearing demand accounts	3,225,611	2.13	3,167,428	2.18	2,950,827	2.56
Money market accounts	3,660,053	3.12	3,601,535	3.21	3,434,712	3.74
Savings accounts	532,754	0.14	534,512	0.14	573,115	0.24
Certificates of deposit	1,486,522	3.83	1,374,693	3.99	1,412,263	4.36
Total interest-bearing deposits	$8,904,940	2.70	$8,678,168	2.77	$8,370,917	3.19

Total average deposits	$13,245,241	1.82	$13,141,556	1.83	$12,344,253	2.16

	Six months ended
	June 30, 2025		June 30, 2024
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,401,504	—%	$3,949,429	—%

Interest-bearing demand accounts	3,196,680	2.16	2,937,551	2.56
Money market accounts	3,630,955	3.16	3,418,257	3.72
Savings accounts	533,629	0.14	580,115	0.22
Certificates of deposit	1,430,917	3.91	1,377,126	4.31
Total interest-bearing deposits	$8,792,181	2.74	$8,313,049	3.17

Total average deposits	$13,193,685	1.82	$12,262,478	2.15

Total deposits excluding brokered certificates of deposits were $12.6 billion at June 30, 2025, a decrease of $97.0 million from December 31, 2024. Brokered certificates of deposit at June 30, 2025 increased $267.8 million from December 31, 2024 and continue to be used as a stable funding source. The Company has deposit verticals focusing on property management, community associations, and escrow industries. These deposits increased to $3.6 billion at June 30, 2025 from $3.4 billion at December 31, 2024 due to continued success at generating organic deposit growth.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.4 billion and $1.3 billion at June 30, 2025 and December 31, 2024, respectively. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

The total cost of deposits was 1.82% for the current quarter and six months ended June 30, 2025, respectively, compared to 1.83% and 2.15% for the linked and prior year-to-date periods, respectively.

Stockholders’ Equity
Stockholders’ equity totaled $1.9 billion at June 30, 2025, an increase of $98.9 million from December 31, 2024. Significant activity during the first six months of 2025 was as follows:

•Increase from net income of $101.3 million,
•Increase in fair value of securities and cash flow hedges of $27.7 million,
•Decrease from dividends paid on common and preferred stock of $23.7 million, and
•Decrease from common stock repurchases of $10.6 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $491.5 million at June 30, 2025, compared to $764.2 million at December 31, 2024. Investment securities are another important tool in liquidity planning. Securities totaled $3.3 billion and $2.8 billion at June 30, 2025 and December 31, 2024, respectively, and included $1.7 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	June 30, 2025
Federal Reserve borrowing capacity	$3,161,125
FHLB borrowing capacity	1,087,454
Unpledged securities	1,633,867
Federal funds lines (8 correspondent banks)	160,000
Cash and interest-bearing deposits	491,520
Holding Company line of credit	25,000
Total	$6,558,966

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. The guaranteed portion of SBA loans totaling $55.7 million and $23.1 million were sold during the six months ended June 30, 2025 and 2024, respectively.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at June 30, 2025, the Company could borrow an additional $1.1 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $3.2 billion available from the Federal Reserve under a pledged loan agreement. The Company also has unsecured federal funds lines with eight correspondent banks totaling $160.0 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $2.9 billion in unused commitments to extend credit as of June 30, 2025. While this commitment level would exhaust the majority of the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount $25 million, all of which was available at June 30, 2025. The line of credit was renewed in the second quarter of 2025 and was effective as of February 22, 2025. The line of credit has a one-year term and the proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, stock repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of June 30, 2025, and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	June 30, 2025		December 31, 2024
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.9%	12.5%	11.8%	12.4%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.2%	12.5%	13.1%	12.4%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.7%	13.6%	14.6%	13.4%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.1%	10.5%	11.1%	10.5%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.42%		9.05%

[1] Not a required regulatory capital ratio.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:
The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides additional financial measures, such as tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity and the tangible common equity to tangible assets ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
The Company considers its tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity and the tangible common equity to tangible assets ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as the FDIC special assessment, core conversion expenses, acquisition costs, the gain or loss on the sale of other real estate owned, and the gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended			Six months ended
($ in thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net interest income (GAAP)	$152,762	$147,516	$140,529	$300,278	$278,257
Tax-equivalent adjustment	2,738	2,475	2,047	5,213	4,087
Net interest income - FTE (non-GAAP)	$155,500	$149,991	$142,576	$305,491	$282,344
Noninterest income (GAAP)	20,604	18,483	15,494	39,087	27,652
Less gain on sale of investment securities	—	106	—	106	—
Less net gain (loss) on sales of other real estate owned	56	23	—	79	(2)
Core revenue (non-GAAP)	$176,048	$168,345	$158,070	$344,393	$309,998

Noninterest expense (GAAP)	$105,702	$99,783	$94,017	$205,485	$187,518
Less FDIC special assessment	—	—	—	—	625
Less core conversion expense	—	—	1,250	—	1,600
Less amortization on intangibles	753	855	944	1,608	1,991
Less acquisition costs	518	—	—	518	—
Core noninterest expense (non-GAAP)	$104,431	$98,928	$91,823	$203,359	$183,302

Core efficiency ratio (non-GAAP)	59.32%	58.77%	58.09%	59.05%	59.13%

Tangible Common Equity, Tangible Book Value per Common Share, and Tangible Common Equity to Tangible Assets Ratio

(in thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2024
Stockholders’ equity (GAAP)	$1,922,899	$1,868,073	$1,755,273
Less preferred stock	71,988	71,988	71,988
Less goodwill	365,164	365,164	365,164
Less intangible assets	6,876	7,628	10,327
Tangible common equity (non-GAAP)	$1,478,871	$1,423,293	$1,307,794

Common stock outstanding	36,950	36,928	37,344
Tangible book value per common share (non-GAAP)	$40.02	$38.54	$35.02

Total assets (GAAP)	$16,076,299	$15,676,594	$14,615,666
Less goodwill	365,164	365,164	365,164
Less intangible assets	6,876	7,628	10,327
Tangible assets (non-GAAP)	$15,704,259	$15,303,802	$14,240,175

Tangible common equity to tangible assets (non-GAAP)	9.42%	9.30%	9.18%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	At
($ in thousands)	June 30, 2025	March 31, 2025	June 30, 2024
Total loans (GAAP)	$11,408,840	$11,298,763	$11,000,007
Less: Guaranteed loans, net	913,118	942,651	923,794
Total adjusted loans (non-GAAP)	$10,495,722	$10,356,112	$10,076,213

ACL on loans	$145,133	$142,944	$139,464
ACL on loans to total loans	1.27%	1.27%	1.27%
ACL on loans to total adjusted loans	1.38%	1.38%	1.38%

Pre-Provision Net Revenue (PPNR)

	Quarter ended			Six months ended
($ in thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net interest income	$152,762	$147,516	$140,529	$300,278	$278,257
Noninterest income	20,604	18,483	15,494	39,087	27,652
FDIC special assessment	—	—	—	—	625
Core conversion expense	—	—	1,250	—	1,600
Acquisition costs	518	—	—	518	—
Less gain on sale of investment securities	—	106	—	106	—
Less net gain (loss) on sales of other real estate owned	56	23	—	79	(2)
Less noninterest expense	105,702	99,783	94,017	205,485	187,518
PPNR (non-GAAP)	$68,126	$66,087	$63,256	$134,213	$120,618

Return on Average Common Equity, Return on Average Tangible Common Equity (ROATCE) and Return on Average Assets (ROAA)

	Quarter ended			Six months ended
($ in thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Average stockholder’s equity (GAAP)	$1,906,089	$1,863,272	$1,748,240	$1,884,799	$1,743,469
Less average preferred stock	71,988	71,988	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164	365,164	365,164
Less average intangible assets	7,237	8,026	10,783	7,629	11,277
Average tangible common equity (non-GAAP)	$1,461,700	$1,418,094	$1,300,305	$1,440,018	$1,295,040

Net income (GAAP)	$51,384	$49,961	$45,446	$101,345	$85,847
FDIC special assessment (after tax)	—	—	—	—	470
Core conversion expense (after tax)	—	—	940	—	1,203
Acquisition costs (after tax)	462	—	—	462	—
Less gain on sale of investment securities (after tax)	—	80	—	80	—
Less net gain (loss) on sales of other real estate owned (after tax)	42	17	—	59	(1)
Net income adjusted (non-GAAP)	$51,804	$49,864	$46,386	$101,668	$87,521
Less preferred stock dividends	937	938	937	1,875	1,875
Net income available to common stockholders adjusted (non-GAAP)	$50,867	$48,926	$45,449	$99,793	$85,646

Return on average common equity (GAAP)	11.03%	11.10%	10.68%	11.07%	10.10%
Adjusted return on average common equity (non-GAAP)	11.12%	11.08%	10.90%	11.10%	10.30%

ROATCE (non-GAAP)	13.84%	14.02%	13.77%	13.93%	13.04%
Adjusted ROATCE (non-GAAP)	13.96%	13.99%	14.06%	13.97%	13.30%

Average assets	$15,859,721	$15,642,999	$14,646,381	$15,751,959	$14,601,250
Return on average assets (GAAP)	1.30%	1.30%	1.25%	1.30%	1.18%
Adjusted return on average assets (non-GAAP)	1.31%	1.29%	1.27%	1.30%	1.21%

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

The following table summarizes the expected impact of interest rate shocks on net interest income at June 30, 2025:

Rate Shock	Annual % change in net interest income
+ 300 bp	10.2%
+ 200 bp	6.9%
+ 100 bp	3.6%
- 100 bp	(3.3)%
- 200 bp	(6.5)%
- 300 bp	(9.2)%

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At June 30, 2025, the Company had derivative contracts to manage interest rate risk, including $400.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $32.1 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

The Company had $6.8 billion in variable rate loans at June 30, 2025. Of these loans, $4.7 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.7 billion indexed to the prime rate, $3.3 billion indexed to SOFR, and $788.1 million indexed to other rates.

At June 30, 2025, the Company’s available-for-sale and held-to-maturity investment securities totaled $2.2 billion and $1.1 billion, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At June 30, 2025, net unrealized losses were $131.1 million and $75.1 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2025. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended June 30, 2025, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of August 1, 2025.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer