Form 10-Q
period 2025-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2025-10-31
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025.

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

As of October 29, 2025, the Registrant had 37,010,909 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	Federal Reserve	Board of Governors of the Federal Reserve System
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	GDP	Gross Domestic Product
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	NM	Not meaningful
Company, Enterprise, We, Us or Our	Enterprise Financial Services Corp and Subsidiaries	OREO	Other real estate owned
CRE	Commercial Real Estate	PPNR	Pre-provision net revenue
EFSC	Enterprise Financial Services Corp	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$208,455	$270,975
Federal funds sold	2,960	5,706
Interest-earning deposits	260,540	487,489
Total cash and cash equivalents	471,955	764,170
Interest-earning deposits greater than 90 days	899	1,881
Securities available-for-sale	2,351,493	1,862,270
Securities held-to-maturity, net	1,081,847	928,935
Loans held-for-sale	681	110
Loans	11,583,109	11,220,355
Allowance for credit losses on loans	(148,854)	(137,950)
Total loans, net	11,434,255	11,082,405
Other investments	94,127	72,784
Fixed assets, net	49,248	45,009
Goodwill	365,164	365,164
Intangible assets, net	6,140	8,484
Other assets	546,596	465,219
Total assets	$16,402,405	$15,596,431

Liabilities and Stockholders' Equity
Noninterest-bearing demand accounts	$4,386,513	$4,484,072
Interest-bearing demand accounts	3,301,621	3,175,292
Money market accounts	3,702,896	3,564,063
Savings accounts	525,709	553,461
Certificates of deposit:
Brokered	762,499	484,588
Customer	888,674	885,016
Total deposits	13,567,912	13,146,492
Subordinated debentures and notes	93,617	156,551
FHLB advances	327,000	—
Other borrowings	247,006	280,821
Other liabilities	184,538	188,565
Total liabilities	$14,420,073	$13,772,429

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 37,010,585 and 36,987,728 shares issued and outstanding	370	370
Additional paid in capital	997,446	990,733
Retained earnings	980,548	877,629
Accumulated other comprehensive loss, net	(68,020)	(116,718)
Total stockholders’ equity	1,982,332	1,824,002
Total liabilities and stockholders’ equity	$16,402,405	$15,596,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans	$191,397	$191,505	$561,154	$567,280
Debt securities:
Taxable	21,175	13,067	57,702	36,251
Nontaxable	8,650	5,921	23,583	17,484
Interest-earning deposits	3,638	5,348	12,130	13,306
Dividends on equity securities	530	463	1,568	1,350
Total interest income	225,390	216,304	656,137	635,671
Interest expense:
Deposits	61,615	68,768	180,860	199,615
Subordinated debentures and notes	2,683	2,695	7,982	7,863
FHLB advances	1,207	59	3,295	1,649
Other borrowings	1,599	1,313	5,436	4,818
Total interest expense	67,104	72,835	197,573	213,945
Net interest income	158,286	143,469	458,564	421,726
Provision for credit losses	8,447	4,099	17,101	14,674
Net interest income after provision for credit losses	149,839	139,370	441,463	407,052
Noninterest income:
Deposit service charges	4,935	4,649	14,295	13,614
Wealth management revenue	2,571	2,599	7,814	7,733
Card services revenue	2,535	2,573	7,374	7,482
Tax credit income (loss)	(300)	3,252	4,517	2,936
Other income	38,883	8,347	53,711	17,307
Total noninterest income	48,624	21,420	87,711	49,072
Noninterest expense:
Employee compensation and benefits	49,640	45,359	148,012	135,145
Deposit costs	27,172	23,781	75,760	65,764
Occupancy	4,895	4,372	14,390	12,895
Data processing	5,022	5,548	14,544	15,226
Professional fees	2,620	1,595	6,377	4,328
Other expense	20,441	17,352	56,192	52,167
Total noninterest expense	109,790	98,007	315,275	285,525

Income before income tax expense	88,673	62,783	213,899	170,599
Income tax expense (includes $32.1 million related to recaptured tax credits for the three and nine months ended September 30, 2025) (Note 13)	43,438	12,198	67,319	34,167
Net income	$45,235	$50,585	$146,580	$136,432
Dividends on preferred stock	938	938	2,813	2,813
Net income available to common stockholders	$44,297	$49,647	$143,767	$133,619

Earnings per common share
Basic	$1.20	$1.33	$3.89	$3.57
Diluted	1.19	1.32	3.86	3.56
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$45,235	$50,585	$146,580	$136,432
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale securities	21,677	38,033	45,910	21,585
Reclassification of gain on the sale of available-for-sale securities	—	—	(80)	—
Reclassification of gain on held-to-maturity securities	(636)	(619)	(1,855)	(1,864)
Change in unrealized gain (loss) on cash flow hedges	(368)	5,492	3,987	1,375
Reclassification of loss on cash flow hedges	292	398	736	1,084
Total other comprehensive income, net of tax	20,965	43,304	48,698	22,180
Total comprehensive income	$66,200	$93,889	$195,278	$158,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and nine months ended September 30, 2025
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2025	75	$71,988	36,950	$369	$991,663	$947,864	$(88,985)	$1,922,899
Net income	—	—	—	—	—	45,235	—	45,235
Other comprehensive income	—	—	—	—	—	—	20,965	20,965
Common stock dividends ($0.31 per share)	—	—	—	—	—	(11,473)	—	(11,473)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Issuance under equity compensation plans, net	—	—	61	1	2,761	(140)	—	2,622
Stock-based compensation	—	—	—	—	3,022	—	—	3,022
Balance at September 30, 2025	75	$71,988	37,011	$370	$997,446	$980,548	$(68,020)	$1,982,332

Balance at December 31, 2024	75	$71,988	36,988	$370	$990,733	$877,629	$(116,718)	$1,824,002
Net income	—	—	—	—	—	146,580	—	146,580
Other comprehensive income	—	—	—	—	—	—	48,698	48,698
Common stock dividends ($0.90 per share)	—	—	—	—	—	(33,271)	—	(33,271)
Preferred stock dividends ($37.50 per share)	—	—	—	—	—	(2,813)	—	(2,813)
Repurchase of common stock	—	—	(192)	(2)	(5,152)	(5,476)	—	(10,630)
Issuance under equity compensation plans, net	—	—	215	2	2,651	(2,101)	—	552
Stock-based compensation	—	—	—	—	9,214	—	—	9,214
Balance at September 30, 2025	75	$71,988	37,011	$370	$997,446	$980,548	$(68,020)	$1,982,332

Three and nine months ended September 30, 2024
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2024	75	$71,988	37,344	$373	$994,116	$810,935	$(122,139)	$1,755,273
Net income	—	—	—	—	—	50,585	—	50,585
Other comprehensive income	—	—	—	—	—	—	43,304	43,304
Common stock dividends ($0.27 per share)	—	—	—	—	—	(10,065)	—	(10,065)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Repurchase of common stock	—	—	(195)	(2)	(5,239)	(4,548)	—	(9,789)
Issuance under equity compensation plans, net	—	—	35	1	1,201	(125)	—	1,077
Stock-based compensation	—	—	—	—	2,564	—	—	2,564
Balance at September 30, 2024	75	$71,988	37,184	$372	$992,642	$845,844	$(78,835)	$1,832,011

Balance at December 31, 2023	75	$71,988	37,416	$374	$995,208	$749,513	$(101,015)	$1,716,068
Net income	—	—	—	—	—	136,432	—	136,432
Other comprehensive income	—	—	—	—	—	—	22,180	22,180
Common stock dividends ($0.78 per share)	—	—	—	—	—	(29,171)	—	(29,171)
Preferred stock dividends ($37.50 per share)	—	—	—	—	—	(2,813)	—	(2,813)
Repurchase of common stock	—	—	(420)	(4)	(11,233)	(7,148)	—	(18,385)
Issuance under equity compensation plans, net	—	—	188	2	1,089	(969)	—	122
Stock-based compensation	—	—	—	—	7,578	—	—	7,578
Balance at September 30, 2024	75	$71,988	37,184	$372	$992,642	$845,844	$(78,835)	$1,832,011

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net income	$146,580	$136,432
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,724	3,906
Provision for credit losses	17,101	14,674
Deferred income taxes	(4,304)	1,975
Net amortization of discount/premiums on debt securities	3,142	3,109
Net amortization on loans	866	1,386
Amortization of intangible assets	2,344	2,918
Amortization of servicing assets	694	881
Mortgage loans originated-for-sale	(19,926)	(18,292)
Proceeds from mortgage loans sold	19,518	18,451
Net loss (gain) on:
Sale of investment securities	(106)	—
Sale of SBA loans	(4,188)	(1,415)
Sale of other real estate	(86)	(3,157)
Sale of state tax credits	(110)	(768)
Stock-based compensation	9,214	7,578
Net change in other assets and liabilities	(24,790)	27,745
Net cash provided by operating activities	150,673	195,423
Cash flows from investing activities:
Net increase in loans	(456,978)	(238,646)
Proceeds received from:
Sale of debt securities, available-for-sale	9,631	—
Paydown or maturity of debt securities, available-for-sale	294,939	185,167
Paydown or maturity of debt securities, held-to-maturity	20,706	4,583
Redemption of other investments	109,214	55,791
Sale of SBA loans	83,760	25,090
Sale of state tax credits held for sale	725	4,317
Sale of other real estate	3,967	11,017
Settlement of bank-owned life insurance policies	2,079	—
Payments for the purchase of:
Available-for-sale debt securities	(721,648)	(325,665)
Held-to-maturity debt securities	(178,520)	(110,172)
Other investments	(131,624)	(66,841)
Bank-owned life insurance	(75,009)	—
State tax credits held for sale	(360)	(2,810)
Fixed assets	(8,964)	(5,594)
Net cash used in investing activities	(1,048,082)	(463,763)

	Nine months ended September 30,
($ in thousands)	2025	2024
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(97,559)	(24,498)
Net increase in interest-bearing deposit accounts	518,979	313,449
Net increase in short term FHLB advances, net	327,000	150,000
Proceeds from notes payable	63,250	—
Repayments of notes payable	(2,259)	(11,429)
Repayments of subordinated debentures	(63,250)	—
Net decrease in other borrowings	(94,805)	(115,586)
Repurchase of common stock	(10,630)	(18,385)
Cash dividends paid on common stock	(33,271)	(29,171)
Cash dividends paid on preferred stock	(2,813)	(2,813)
Other	552	124
Net cash provided by financing activities	605,194	261,691
Net decrease in cash and cash equivalents	(292,215)	(6,649)
Cash and cash equivalents, beginning of period	764,170	433,029
Cash and cash equivalents, end of period	$471,955	$426,380
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$197,164	$214,819
Income taxes	46,147	27,192
Noncash investing and financing transactions:
Transfer to other bank owned assets	7,821	6,659
Right-of-use assets obtained in exchange for lease obligations	1,131	1,387
Transfer to securities available-for-sale in settlement of loans	—	10,448

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

FASB ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 was issued in July 2025 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606. The update allows all entities to elect a practical expedient that assumes current conditions as of the balance sheet date remain static for the remaining life of the asset. The update also allows for an accounting policy election, which is not applicable to public business entities. Entities are required to disclose whether they have elected to use the practical expedient and, if applicable, the accounting policy election. The amendments in this update are effective for annual and interim periods beginning after December 15, 2025. ASU 2025-05 will not have a material effect on the consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income available to common stockholders	$44,297	$49,647	$143,767	$133,619

Weighted average common shares outstanding	37,015	37,337	36,983	37,437
Additional dilutive common stock equivalents	318	146	290	110
Weighted average common diluted shares outstanding	37,333	37,483	37,273	37,547

Basic earnings per common share:	$1.20	$1.33	$3.89	$3.57
Diluted earnings per common share:	1.19	1.32	3.86	3.56

For the three and nine months ended September 30, 2025, common stock equivalents of approximately 115,000 and 225,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 441,000 and 572,000 common stock equivalents excluded in the three and nine months ended September 30, 2024, respectively.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of securities available-for-sale and held-to-maturity:

	September 30, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$252,046	$158	$(7,698)	$244,506
Obligations of states and political subdivisions	590,182	2,226	(67,662)	524,746
Agency mortgage-backed securities	1,473,138	11,987	(40,573)	1,444,552
U.S. Treasury bills	114,698	60	(717)	114,041
Corporate debt securities	23,698	120	(170)	23,648
Total securities available-for-sale	$2,453,762	$14,551	$(116,820)	$2,351,493
Held-to-maturity securities:
Obligations of states and political subdivisions	$925,829	$6,999	$(49,430)	$883,398
Agency mortgage-backed securities	44,837	—	(3,509)	41,328
Corporate debt securities	111,351	312	(4,028)	107,635
Total securities held-to-maturity	$1,082,017	$7,311	$(56,967)	$1,032,361
Allowance for credit losses	(170)
Total securities held-to-maturity, net	$1,081,847

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$290,329	$69	$(14,358)	$276,040
Obligations of states and political subdivisions	492,896	12	(83,711)	409,197
Agency mortgage-backed securities	1,090,495	1,072	(64,173)	1,027,394
U.S. Treasury Bills	130,565	34	(1,706)	128,893
Corporate debt securities	21,198	—	(452)	20,746
Total securities available-for-sale	$2,025,483	$1,187	$(164,400)	$1,862,270
Held-to-maturity securities:
Obligations of states and political subdivisions	$759,059	$2,366	$(60,351)	$701,074
Agency mortgage-backed securities	47,912	—	(5,004)	42,908
Corporate debt securities	122,221	269	(7,601)	114,889
Total securities held-to-maturity	$929,192	$2,635	$(72,956)	$858,871
Allowance for credit losses	(257)
Total securities held-to-maturity, net	$928,935

The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized unrealized gain of $8.4 million and $10.8 million at September 30, 2025 and December 31, 2024, respectively. Such amounts are amortized over the remaining life of the securities.

At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.6 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$207,822	$205,486	$5,226	$5,226
Due after one year through five years	141,250	138,032	125,772	122,173
Due after five years through ten years	317,131	282,830	240,152	238,874
Due after ten years	314,421	280,593	666,030	624,760
Agency mortgage-backed securities	1,473,138	1,444,552	44,837	41,328
	$2,453,762	$2,351,493	$1,082,017	$1,032,361

The following tables presents a summary of available-for-sale investment securities in an unrealized loss position:

	September 30, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$5,993	$8	$219,987	$7,690	$225,980	$7,698
Obligations of states and political subdivisions	6,614	244	416,996	67,418	423,610	67,662
Agency mortgage-backed securities	96,890	854	406,132	39,719	503,022	40,573
U.S. Treasury bills	2,020	1	40,188	716	42,208	717
Corporate debt securities	—	—	6,580	170	6,580	170
	$111,517	$1,107	$1,089,883	$115,713	$1,201,400	$116,820

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$21,044	$132	$234,191	$14,226	$255,235	$14,358
Obligations of states and political subdivisions	3,117	143	403,767	83,568	406,884	83,711
Agency mortgage-backed securities	423,600	6,763	478,790	57,410	902,390	64,173
U.S. Treasury bills	11,708	23	54,177	1,683	65,885	1,706
Corporate debt securities	1,956	44	8,342	408	10,298	452
	$461,425	$7,105	$1,179,267	$157,295	$1,640,692	$164,400

The unrealized losses at both September 30, 2025 and December 31, 2024 were attributable primarily to changes in market interest rates after the securities were purchased. At each of September 30, 2025 and December 31, 2024, the Company did not have an allowance for credit losses on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $12.2 million and $8.6 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.2 million at September 30, 2025 and $0.3 million at December 31, 2024.

There were no sales of available-for-sale securities during the three months ended September 30, 2025 and September 30, 2024, respectively, or the nine months ended September 30, 2024. The Company sold $9.5 million of available-for-sale securities during the nine months ended September 30, 2025 for a gain of $0.1 million.

Other Investments
At September 30, 2025 and December 31, 2024, other investments totaled $94.1 million and $72.8 million, respectively. As a member of the FHLB system administered by the Federal Housing Finance Agency, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $24.1 million at September 30, 2025 and $8.7 million at December 31, 2024 is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$4,948,761	$4,720,428
Real estate:
Commercial - investor owned	2,824,200	2,607,755
Commercial - owner occupied	2,348,111	2,359,956
Construction and land development	859,827	892,563
Residential	364,516	358,923
Total real estate loans	6,396,654	6,219,197
Other	238,881	281,193
Loans, before unearned loan fees	11,584,296	11,220,818
Unearned loan fees, net	(1,187)	(463)
Loans, including unearned loan fees	$11,583,109	$11,220,355

The loan balance includes a net premium on acquired loans of $6.4 million and $7.8 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, loans and securities of $6.4 billion and $5.7 billion, respectively, were pledged to the FHLB and the Federal Reserve.

Accrued interest totaled $56.5 million and $52.4 million at September 30, 2025 and December 31, 2024, respectively, and was reported in “Other assets” on the consolidated balance sheets.

The Company sold $22.2 million and $78.0 million of the guaranteed portion of SBA 7(a) loans during the three and nine months ended September 30, 2025, respectively. A gain on sale of $1.1 million and $4.2 million was recognized for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2024, the Company sold the guaranteed portion of SBA 7(a) loans of $23.1 million resulting in a gain on sale of $1.4 million. There were no sales in the three months ended September 30, 2024.

The Company had $5.8 million of consumer mortgage loans secured by residential real estate in process of foreclosure as of September 30, 2025, compared to none at December 31, 2024.

A summary of the activity, by loan category, in the ACL on loans for the three and nine months ended September 30, 2025 and 2024 is as follows:

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2025	$72,081	$30,189	$17,643	$12,964	$8,484	$3,772	$145,133
Provision for credit losses	3,533	2,469	1,055	458	203	60	7,778
Charge-offs	(4,345)	—	—	—	(295)	(315)	(4,955)
Recoveries	234	67	292	19	232	54	898
Balance at September 30, 2025	$71,503	$32,725	$18,990	$13,441	$8,624	$3,571	$148,854

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2024	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950
Provision (benefit) for credit losses	11,029	(1,686)	(1,022)	3,713	2,233	265	14,532
Charge-offs	(7,358)	—	(1,034)	(146)	(889)	(610)	(10,037)
Recoveries	4,601	194	646	37	746	185	6,409
Balance at September 30, 2025	$71,503	$32,725	$18,990	$13,441	$8,624	$3,571	$148,854

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at June 30, 2024	$61,478	$31,903	$24,316	$11,504	$5,588	$4,675	$139,464
Provision (benefit) for credit losses	2,360	1,050	(935)	1,766	266	(343)	4,164
Charge-offs	(440)	—	(906)	(3,224)	(19)	(184)	(4,773)
Recoveries	662	30	25	21	140	45	923
Balance at September 30, 2024	$64,060	$32,983	$22,500	$10,067	$5,975	$4,193	$139,778

($ in thousands)	Commercial and industrial	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Other	Total
Allowance for credit losses on loans:
Balance at December 31, 2023	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771
Provision (benefit) for credit losses	9,146	1,914	1,818	3,042	(415)	(179)	15,326
Charge-offs	(6,349)	(305)	(2,773)	(3,224)	(760)	(725)	(14,136)
Recoveries	2,377	94	50	51	1,008	237	3,817
Balance at September 30, 2024	$64,060	$32,983	$22,500	$10,067	$5,975	$4,193	$139,778

The ACL on sponsor finance loans, which is included in the categories above, represented $27.5 million and $14.5 million at September 30, 2025 and December 31, 2024, respectively. The increase in ACL on sponsor finance loans from December 31, 2024 is primarily due to an increase in special mention and classified sponsor finance loan balances.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $10.7 million to the ACL on loans over the baseline model at September 30, 2025. The baseline forecast incorporates an expectation that the federal funds rate will continue to fall in 2025 and 2026. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation (including the impact of tariffs), tightening in the credit markets, and further weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the CECL model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At September 30, 2025, the ACL on loans included a qualitative adjustment of approximately $37.0 million. Of this amount, approximately $21.4 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The current year-to-date gross charge-offs by loan class and year of origination is presented in the following tables:

	September 30, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$—	$1,002	$3,688	$243	$35	$684	$656	$797	$7,105
Real estate:
Commercial - owner occupied	—	—	285	—	80	669	—	—	1,034
Construction and land development	—	—	—	146	—	—	—	—	146
Residential	—	—	—	—	—	623	266	—	889
Other	—	—	—	—	177	65	5	—	247
Total charge-offs by origination year	$—	$1,002	$3,973	$389	$292	$2,041	$927	$797	$9,421
Total gross charge-offs by performing status									616
Total gross charge-offs									$10,037

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial	$312	$2,646	$3,043	$35	$166	$772	$2,205	$3,589	$12,768
Real estate:
Commercial - investor owned	—	—	—	252	—	448	—	—	700
Commercial - owner occupied	—	—	41	475	10	2,548	—	—	3,074
Construction and land development	—	—	—	—	3,224	—	—	—	3,224
Residential	—	—	166	15	—	471	202	24	878
Other	4	17	—	58	—	79	103	1	262
Total charge-offs by origination year	$316	$2,663	$3,250	$835	$3,400	$4,318	$2,510	$3,614	$20,906
Total gross charge-offs by performing status									968
Total gross charge-offs									$21,874

Nonperforming loans were $127.9 million at September 30, 2025, compared to $42.7 million at December 31, 2024. The increase in nonperforming loans largely reflects two borrowing relationships that share some common ownership where the entities filed bankruptcy as a result of a business dispute between the owners of the entities. As a result of the Bank’s senior secured first lien collateral position with respect to the real property owned by the borrowers, the Company expects to collect the full balance of these loans. The following tables present the recorded investment in nonperforming loans by category, excluding government guaranteed balances:

	September 30, 2025
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$29,307	$405	$29,712	$15,159
Real estate:
Commercial - investor owned	35,361	43,083	78,444	5,842
Commercial - owner occupied	10,654	—	10,654	6,879
Construction and land development	386	—	386	231
Residential	3,123	5,525	8,648	2,882
Other	—	34	34	—
Total	$78,831	$49,047	$127,878	$30,993

	December 31, 2024
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
Commercial and industrial	$15,810	$11	$15,821	$4,279
Real estate:
Commercial - investor owned	14,186	—	14,186	2,106
Commercial - owner occupied	10,910	—	10,910	8,235
Construction and land development	1,503	—	1,503	1,503
Residential	258	—	258	—
Other	—	9	9	—
Total	$42,667	$20	$42,687	$16,123

The nonperforming loan balances at September 30, 2025 and December 31, 2024 exclude government guaranteed balances of $33.5 million and $22.0 million respectively.

Interest income recognized on nonaccrual loans was immaterial during the three and nine months ended September 30, 2025 and 2024.

Collateral-dependent nonperforming loans by class of loan is presented as of the dates indicated:

	September 30, 2025
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$—	$23	$3,210	$15,644
Real estate:
Commercial - investor owned	76,256	—	—	—
Commercial - owner occupied	4,177	456	—	—
Residential	—	8,407	—	—
Total	$80,433	$8,886	$3,210	$15,644

	December 31, 2024
	Type of Collateral
($ in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other
Commercial and industrial	$—	$—	$4,279	$3,495
Real estate:
Commercial - investor owned	14,136	—	—	—
Commercial - owner occupied	7,521	482	486	—
Total	$21,657	$482	$4,765	$3,495

The aging of the recorded investment in past due loans by class and category is presented as of the dates indicated.

	September 30, 2025
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$6,358	$23,975	$30,333	$4,918,428	$4,948,761
Real estate:
Commercial - investor owned	5,080	77,203	82,283	2,741,917	2,824,200
Commercial - owner occupied	5,561	28,104	33,665	2,314,446	2,348,111
Construction and land development	1,005	1,454	2,459	857,368	859,827
Residential	2,085	8,651	10,736	353,780	364,516
Other	17	33	50	238,831	238,881
Loans, before unearned loan fees	$20,106	$139,420	$159,526	$11,424,770	$11,584,296
Unearned loan fees, net					(1,187)
Total					$11,583,109

	December 31, 2024
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial and industrial	$1,948	$12,228	$14,176	$4,706,252	$4,720,428
Real estate:
Commercial - investor owned	1,377	14,333	15,710	2,592,045	2,607,755
Commercial - owner occupied	10,542	18,591	29,133	2,330,823	2,359,956
Construction and land development	101	5,620	5,721	886,842	892,563
Residential	2,833	258	3,091	355,832	358,923
Other	34	9	43	281,150	281,193
Loans, before unearned loan fees	$16,835	$51,039	$67,874	$11,152,944	$11,220,818
Unearned loan fees, net					(463)
Total					$11,220,355

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

The following tables show the recorded investment at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension
	Three months ended		Nine months ended
($ in thousands)	September 30, 2025	Percent of Total Loan Class	September 30, 2025	Percent of Total Loan Class
Commercial and industrial	$5,350	0.11%	$48,426	0.98%
Real estate:
Commercial - investor owned	244	0.01%	244	0.01%
Commercial - owner occupied	875	0.04%	5,888	0.25%
Residential	—	—%	23	0.01%
Total	$6,469		$54,581

	Term Extension
	Three months ended
($ in thousands)	September 30, 2024	Percent of Total Loan Class
Commercial and industrial	$9,996	0.22%
Real estate:
Commercial - investor owned	258	0.01%
Total	$10,254

	Term Extension		Payment Delay		Total
	Nine months ended		Nine months ended		Nine months ended
($ in thousands)	September 30, 2024	Percent of Total Loan Class	September 30, 2024	Percent of Total Loan Class	September 30, 2024	Percent of Total Loan Class
Commercial and industrial	$60,256	1.30%	$567	0.01%	$60,823	1.31%
Real estate:
Commercial - investor owned	8,667	0.34%	—	—%	8,667	0.34%
Commercial - owner occupied	94	NM	—	—%	94	NM
Residential	7,644	2.15%	—	—%	7,644	2.15%
Total	$76,661		$567		$77,228

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Three months ended	Nine months ended
	Weighted Average Term Extension (in months)	Weighted Average Term Extension (in months)
($ in thousands)	September 30, 2025	September 30, 2025
Commercial and industrial	4	6
Real estate:
Commercial - investor owned	12	12
Commercial - owner occupied	3	15
Residential	0	3

	Three months ended	Nine months ended
	Weighted Average Term Extension (in months)	Weighted Average Term Extension (in months)	Amount of Payment Delay
($ in thousands)	September 30, 2024	September 30, 2024
Commercial and industrial	7	5	$85
Real estate:
Commercial - investor owned	0	4	—
Commercial - owner occupied	12	3	—
Residential	0	12	—

The following table shows the aging of the recorded investment in modified loans in the last 12 months by class at the date indicated:

	September 30, 2025
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$51,929	$—	$—	$51,929
Real estate:
Commercial - investor owned	244	—	—	244
Commercial - owner occupied	17,420	—	—	17,420
Residential	—	23	—	23
Total	$69,593	$23	$—	$69,616

	September 30, 2024
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$52,488	$—	$—	$52,488
Real estate:
Commercial - investor owned	259	—	—	259
Commercial - owner occupied	—	92	—	92
Residential	70	70	—	140
Total	$52,817	$162	$—	$52,979

There were no loans that experienced a default during the three and nine months ended September 30, 2025, respectively, or the three months ended September 30, 2024 subsequent to being granted a modification in the preceding twelve months. The following table summarizes loans that experienced a default during the nine months ended September 30, 2024, subsequent to being granted a modification in the preceding twelve months. All of these loans were charged-off during the preceding period. Default is defined as movement to nonperforming status, foreclosure or charge-off.

	Term Extension
	Nine months ended
($ in thousands)	September 30, 2024	Percent of Total Loan Class
Commercial and industrial	$1,000	0.02%
Real estate:
Construction and land development	1,748	0.20%
Other	4	NM
Total	$2,752

As of September 30, 2025, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	September 30, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,422,869	$953,287	$598,715	$360,379	$64,502	$70,024	$58,351	$1,052,872	$4,580,999
Special Mention (7)	54,569	11,640	27,542	4,207	4,192	474	11,837	45,895	160,356
Classified (8-9)	38,148	29,186	5,180	11,457	1,305	670	36,312	37,408	159,666
Total Commercial and industrial	$1,515,586	$994,113	$631,437	$376,043	$69,999	$71,168	$106,500	$1,136,175	$4,901,021

Commercial real estate-investor owned
Pass (1-6)	$540,435	$455,226	$366,506	$429,549	$318,971	$419,207	$34,624	$46,922	$2,611,440
Special Mention (7)	33,629	34,679	3,806	6,197	9,110	5,809	14,030	—	107,260
Classified (8-9)	2,088	—	—	808	63,041	21,435	—	—	87,372
Total Commercial real estate-investor owned	$576,152	$489,905	$370,312	$436,554	$391,122	$446,451	$48,654	$46,922	$2,806,072

Commercial real estate-owner occupied
Pass (1-6)	$336,672	$311,896	$301,266	$371,100	$361,559	$473,934	$1,069	$28,941	$2,186,437
Special Mention (7)	13,883	1,477	12,514	15,358	12,098	16,586	—	—	71,916
Classified (8-9)	2,417	17,859	7,907	10,791	7,345	24,691	—	250	71,260
Total Commercial real estate-owner occupied	$352,972	$331,232	$321,687	$397,249	$381,002	$515,211	$1,069	$29,191	$2,329,613

Construction real estate
Pass (1-6)	$421,706	$304,372	$89,338	$9,953	$3,651	$1,457	$12,604	$2,992	$846,073
Special Mention (7)	10,607	—	26	43	—	—	—	—	10,676
Classified (8-9)	—	—	481	910	—	6	—	—	1,397
Total Construction real estate	$432,313	$304,372	$89,845	$10,906	$3,651	$1,463	$12,604	$2,992	$858,146

Residential real estate
Pass (1-6)	$49,850	$24,849	$27,963	$30,391	$34,084	$84,419	$5,516	$76,334	$333,406
Special Mention (7)	3,084	1,355	122	305	87	870	—	941	6,764
Classified (8-9)	23	—	4,749	—	12,052	7,346	—	75	24,245
Total residential real estate	$52,957	$26,204	$32,834	$30,696	$46,223	$92,635	$5,516	$77,350	$364,415

Other
Pass (1-6)	$21,101	$28,559	$4,926	$30,842	$52,548	$47,469	$—	$42,999	$228,444
Special Mention (7)	1,915	—	—	—	—	693	—	3,417	6,025
Classified (8-9)	—	—	—	—	—	1,031	—	—	1,031
Total Other	$23,016	$28,559	$4,926	$30,842	$52,548	$49,193	$—	$46,416	$235,500

Total loans classified by risk category	$2,952,996	$2,174,385	$1,451,041	$1,282,290	$944,545	$1,176,121	$174,343	$1,339,046	$11,494,767
Total loans classified by performing status									88,342
Total loans									$11,583,109

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2021	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
Commercial and industrial
Pass (1-6)	$1,477,552	$958,327	$607,626	$172,201	$117,845	$69,236	$87,059	$942,991	$4,432,837
Special Mention (7)	32,479	40,804	4,982	2,373	796	64	14,783	55,100	151,381
Classified (8-9)	29,999	868	9,271	—	142	809	9,681	20,791	71,561
Total Commercial and industrial	$1,540,030	$999,999	$621,879	$174,574	$118,783	$70,109	$111,523	$1,018,882	$4,655,779

Commercial real estate-investor owned
Pass (1-6)	$587,403	$402,899	$479,131	$374,155	$266,044	$281,232	$4,566	$48,808	$2,444,238
Special Mention (7)	12,195	4,901	—	43,506	2,389	9,623	31,321	1,999	105,934
Classified (8-9)	256	—	821	20,274	13,564	4,702	—	—	39,617
Total Commercial real estate-investor owned	$599,854	$407,800	$479,952	$437,935	$281,997	$295,557	$35,887	$50,807	$2,589,789

Commercial real estate-owner occupied
Pass (1-6)	$420,774	$329,001	$437,731	$408,210	$246,024	$352,095	$890	$29,239	$2,223,964
Special Mention (7)	6,914	10,764	5,323	12,324	8,426	18,389	—	—	62,140
Classified (8-9)	13,794	3,727	4,063	6,452	3,765	22,319	—	250	54,370
Total Commercial real estate-owner occupied	$441,482	$343,492	$447,117	$426,986	$258,215	$392,803	$890	$29,489	$2,340,474

Construction real estate
Pass (1-6)	$404,286	$211,573	$198,278	$38,131	$6,110	$3,823	$9,513	$5,338	$877,052
Special Mention (7)	11,250	33	49	294	—	223	—	—	11,849
Classified (8-9)	—	—	1,573	—	—	585	—	—	2,158
Total Construction real estate	$415,536	$211,606	$199,900	$38,425	$6,110	$4,631	$9,513	$5,338	$891,059

Residential real estate
Pass (1-6)	$46,454	$37,371	$35,082	$27,784	$22,350	$78,113	$5,880	$79,284	$332,318
Special Mention (7)	1,539	26	239	—	—	1,435	—	887	4,126
Classified (8-9)	—	2,979	107	11,976	5,538	1,572	—	—	22,172
Total residential real estate	$47,993	$40,376	$35,428	$39,760	$27,888	$81,120	$5,880	$80,171	$358,616

Other
Pass (1-6)	$31,286	$6,058	$50,351	$55,844	$49,519	$31,061	$44	$40,578	$264,741
Special Mention (7)	—	2,326	—	—	—	1,780	—	7,660	11,766
Classified (8-9)	—	—	—	—	—	5	—	—	5
Total Other	$31,286	$8,384	$50,351	$55,844	$49,519	$32,846	$44	$48,238	$276,512

Total loans classified by risk category	$3,076,181	$2,011,657	$1,834,627	$1,173,524	$742,512	$877,066	$163,737	$1,232,925	$11,112,229
Total loans classified by performing status									108,126
Total loans									$11,220,355

In the tables above, loan originations in 2025 and 2024 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

The following tables summarize the risk category of the loans by loan type as of the dates indicated:

	September 30, 2025
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
Commercial and industrial	$4,580,999	$160,356	$159,666	$4,901,021
Real estate:
Commercial - investor owned	2,611,440	107,260	87,372	2,806,072
Commercial - owner occupied	2,186,437	71,916	71,260	2,329,613
Construction and land development	846,073	10,676	1,397	858,146
Residential	333,406	6,764	24,245	364,415
Other	228,444	6,025	1,031	235,500
Total loans classified by risk category	$10,786,799	$362,997	$344,971	$11,494,767
Total loans classified by performing status				88,342
				$11,583,109

	December 31, 2024
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
Commercial and industrial	$4,432,837	$151,381	$71,561	$4,655,779
Real estate:
Commercial - investor owned	2,444,238	105,934	39,617	2,589,789
Commercial - owner occupied	2,223,964	62,140	54,370	2,340,474
Construction and land development	877,052	11,849	2,158	891,059
Residential	332,318	4,126	22,172	358,616
Other	264,741	11,766	5	276,512
Total loans classified by risk category	$10,575,150	$347,196	$189,883	$11,112,229
Total loans classified by performing status				108,126
				$11,220,355

In the tables above, guaranteed loan balances are included with a classification of “pass” due to the nature of these loans.

For certain loans, the Company evaluates credit quality based on the aging status.

The following tables present the recorded investment on loans based on payment activity as of the dates indicated:

	September 30, 2025
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$42,135	$405	$42,540
Real estate:
Commercial - investor owned	16,536	—	16,536
Commercial - owner occupied	26,428	—	26,428
Residential	595	—	595
Other	2,209	34	2,243
Total	$87,903	$439	$88,342

	December 31, 2024
($ in thousands)	Performing	Non Performing	Total
Commercial and industrial	$60,899	$11	$60,910
Real estate:
Commercial - investor owned	17,175	—	17,175
Commercial - owner occupied	27,349	—	27,349
Residential	647	—	647
Other	2,036	9	2,045
Total	$108,106	$20	$108,126

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

The contractual amounts of significant off-balance-sheet financial instruments are as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$2,919,534	$3,001,565
Letters of credit	107,535	137,926

Off-Balance Sheet Credit Risk
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2025 and December 31, 2024, $127.2 million and $156.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes $6.3 million and $6.1 million for estimated losses attributable to the unadvanced commitments at September 30, 2025 and December 31, 2024, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. As of September 30, 2025, the approximate remaining terms of standby letters of credit range from one month to four years, nine months.

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

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates $0.2 million will be reclassified as a decrease to interest expense and an immaterial amount will be reclassified as a decrease to interest income.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	$282,064	$282,064	$2,020	$649	$—	$3,139
Interest rate collars	150,000	150,000	713	—	—	1,056
Total	$432,064	$432,064	$2,733	$649	$—	$4,195

Derivatives not designated as hedging instruments
Interest rate swaps	$873,363	$854,171	$10,546	$14,495	$10,552	$14,497
Derivative assets are reported in “Other assets” on the consolidated balance sheets. Derivative liabilities are are reported in “Other liabilities” on the consolidated balance sheets.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The fair value table above provides the location of financial assets and liabilities presented on the Balance Sheet.

As of September 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$12,566	$—	$12,566	$3,391	$6,650	$2,525
Interest rate collars	713	—	713	—	—	713

Liabilities:
Interest rate swaps	$10,552	$—	$10,552	$3,391	$—	$7,161
Securities sold under agreements to repurchase	149,812	—	149,812	—	149,812	—

As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$15,144	$—	$15,144	$4,975	$9,710	$459

Liabilities:
Interest rate swaps	$17,636	$—	$17,636	$4,975	$—	$12,661
Interest rate collars	1,056	—	1,056	—	—	1,056
Securities sold under agreements to repurchase	244,618	—	244,618	—	244,618	—

As of September 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest, was $7.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from derivative counterparties on contracts in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following table summarizes financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2025
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$244,506	$—	$244,506
Obligations of states and political subdivisions	—	524,746	—	524,746
Agency mortgage-backed securities	—	1,444,552	—	1,444,552
U.S. Treasury bills	—	114,041	—	114,041
Corporate debt securities	—	23,648	—	23,648
Total securities available-for-sale	—	2,351,493	—	2,351,493
Other investments	—	3,085	—	3,085
Derivative financial instruments	—	13,279	—	13,279
Total assets	$—	$2,367,857	$—	$2,367,857

Liabilities
Derivative financial instruments	$—	$10,552	$—	$10,552
Total liabilities	$—	$10,552	$—	$10,552

	December 31, 2024
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$276,040	$—	$276,040
Obligations of states and political subdivisions	—	409,197	—	409,197
Agency mortgage-backed securities	—	1,027,394	—	1,027,394
U.S. Treasury bills	—	128,893	—	128,893
Corporate debt securities	—	20,746	—	20,746
Total securities available-for-sale	—	1,862,270	—	1,862,270
Other investments	—	2,983	—	2,983
Derivative financial instruments	—	15,144	—	15,144
Total assets	$—	$1,880,397	$—	$1,880,397

Liabilities
Derivative financial instruments	$—	$18,692	$—	$18,692
Total liabilities	$—	$18,692	$—	$18,692

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The amounts reported in the following tables include balances measured at fair value during the reporting period and still held as of the reporting date.

	September 30, 2025
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$2,490	$—	$—	$2,490
Other real estate	7,821	—	—	7,821
Total	$10,311	$—	$—	$10,311

	December 31, 2024
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$15,370	$—	$—	$15,370
Other real estate	3,955	—	—	3,955
Total	$19,325	$—	$—	$19,325

Following is a summary of the carrying amounts and fair values of certain financial instruments:

	September 30, 2025			December 31, 2024
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$1,081,847	$1,032,361	Level 2	$928,935	$858,871	Level 2
Other investments	91,042	91,042	Level 2	69,801	69,801	Level 2
Loans held-for-sale	681	681	Level 2	110	110	Level 2
Loans, net	11,434,255	11,401,145	Level 3	11,082,405	10,983,459	Level 3
State tax credits, held-for-sale	14,408	15,729	Level 3	14,663	15,518	Level 3
Servicing asset	3,253	4,853	Level 2	2,256	3,570	Level 2

Balance sheet liabilities
Certificates of deposit	$1,651,173	$1,636,546	Level 3	$1,369,604	$1,364,377	Level 3
Subordinated debentures and notes	93,617	92,150	Level 2	156,551	155,102	Level 2
FHLB advances	327,000	327,000	Level 2	—	—	Level 2
Other borrowings	247,006	223,538	Level 2	280,821	258,461	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 18 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

NOTE 8 - STOCKHOLDERS’ EQUITY

Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Loss on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, June 30, 2025	$(97,979)	$6,869	$2,125	$(88,985)
Net change	21,677	(636)	(76)	20,965
Balance, September 30, 2025	$(76,302)	$6,233	$2,049	$(68,020)

Balance, June 30, 2024	$(129,292)	$9,335	$(2,182)	$(122,139)
Net change	38,033	(619)	5,890	43,304
Balance, September 30, 2024	$(91,259)	$8,716	$3,708	$(78,835)

Nine months ended
($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2024	$(122,132)	$8,088	$(2,674)	$(116,718)
Net change	45,830	(1,855)	4,723	48,698
Balance, September 30, 2025	$(76,302)	$6,233	$2,049	$(68,020)

Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)
Net change	21,585	(1,864)	2,459	22,180
Balance, September 30, 2024	$(91,259)	$8,716	$3,708	$(78,835)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended September 30,
	2025			2024
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale securities	$28,826	$7,149	$21,677	$50,576	$12,543	$38,033
Reclassification of gain on held-to-maturity securities(a)	(846)	(210)	(636)	(823)	(204)	(619)
Change in unrealized gain (loss) on cash flow hedges	(489)	(121)	(368)	7,303	1,811	5,492
Reclassification of loss on cash flow hedges(b)	388	96	292	529	131	398
Total other comprehensive gain	$27,879	$6,914	$20,965	$57,585	$14,281	$43,304

	Nine months ended September 30,
	2025			2024
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale securities	$61,051	$15,141	$45,910	$28,703	$7,118	$21,585
Reclassification of gain on sale of available-for-sale securities(a)	(106)	(26)	(80)	—	—	—
Reclassification of gain on held-to-maturity securities(a)	(2,467)	(612)	(1,855)	(2,479)	(615)	(1,864)
Change in unrealized loss on cash flow hedges	5,302	1,315	3,987	1,828	453	1,375
Reclassification of loss on cash flow hedges(b)	978	242	736	1,441	357	1,084
Total other comprehensive gain	$64,758	$16,060	$48,698	$29,493	$7,313	$22,180

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Other income:
Bank-owned life insurance	$2,062	$1,123	$5,494	$2,842
Community development fees	309	1,177	2,442	2,143
Net gain on sales of other real estate owned	7	3,159	86	3,157
Gain on SBA loan sales	1,140	—	4,188	1,415
Insurance recoveries[1]	32,112	—	32,112	—
Other income	3,253	2,888	9,389	7,750
Total other noninterest income	$38,883	$8,347	$53,711	$17,307

Other expense:
Amortization of intangibles	$736	$927	$2,344	$2,918
Banking expenses	2,107	2,337	6,432	6,146
FDIC and other insurance	3,565	3,288	10,142	10,030
Loan, legal expenses	3,435	2,215	8,870	6,639
Outside services	1,456	1,548	3,971	4,747
Other expenses	9,142	7,037	24,433	21,687
Total other noninterest expenses	$20,441	$17,352	$56,192	$52,167

[1]Represents anticipated recapture of $24.1 million solar tax credit and approximately $8.0 million of estimated tax liability related to anticipated proceeds from pending insurance claim related to the recapture event.

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

NOTE 11 - SUBORDINATED NOTES

On May 21, 2020, the Company issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030 in a public offering (the “2030 Notes”). From the date of issuance, the 2030 Notes bore interest at a rate equal to 5.75% per annum, payable semiannually in arrears on each June 1 and December 1. Beginning June 1, 2025, the 2030 Notes bore interest at a floating rate per annum equal to a benchmark rate of three-month term SOFR (as defined in the Indenture, dated May 21, 2020, between the Company and U.S. Bank National Association, as trustee, and subsequent First Supplemental Indenture), plus 566 basis points. On September 2, 2025, the Company redeemed the 2030 Notes funded through the issuance of a $63.3 million senior note at a rate of one-month Term SOFR plus a spread of 250 basis points. Prior to being redeemed, the 2030 Notes bore interest at a floating rate equal to 9.98% per annum, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year.

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

On September 2, 2025, the Company drew on the $63.3 million Term Loan for the specific purpose of redeeming the 2030 Notes. The Term Loan is payable in 20 equal quarterly installments on March 31, June 30, September 30 and December 31 with a final installment due on the five year anniversary of the initial advance date. The interest rate of the Term Loan is one-month Term SOFR plus 250 basis points.

The Loan Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. A fee of 0.40% annually is assessed against the unused commitments.

NOTE 13 - INCOME TAXES

During the third quarter 2025, a solar provider from which the Company had purchased $24.1 million of transferrable solar tax credits declared bankruptcy. The bankrupt solar provider indirectly owned, through a complex structure of multiple entities, the solar projects generating the tax credits that the Company purchased. As part of the bankruptcy, the bankrupt solar provider sold and transferred equity interests in certain of those entities. As a result of this transfer, the $24.1 million of solar tax credits purchased by the Company were recaptured. The Company previously purchased an insurance policy to insure against recapture risk and anticipates proceeds from the insurance policy to cover the $24.1 million of recaptured tax credits and approximately $8.0 million of incremental tax liability attributable to the anticipated insurance proceeds from the insured recaptured credits. The anticipated proceeds from the insurance policy and increased tax liability are included in “Noninterest Income” and “Income Tax Expense”, respectively, in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025.

NOTE 14 - SUBSEQUENT EVENT

On October 10, 2025, the Company completed its previously-announced acquisition via purchase and assumption agreement dated April 28, 2025 (the “Purchase Agreement”), with First Interstate Bank (“First Interstate”) pursuant to which the Bank acquired twelve branches (the “Branches”) from First Interstate, including certain deposits and loans, and the owned real estate and fixed and other assets associated with the Branches. Pursuant to the Purchase Agreement, the Bank assumed approximately $641.6 million in deposits and purchased approximately $297.4 million of performing loans associated with the Branches.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses and grow the acquired operations, the Company’s ability to collect insurance proceeds from claims made related to tax recapture events, credit risk, changes in the appraised valuation of real estate securing impaired loans, outcomes of litigation and other contingencies, exposure to general and local economic and market conditions, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), impacts of trade and tariff policies, U.S. fiscal debt, budget and tax matters (including the effect of a prolonged U.S. federal government shutdown), and any slowdown in global economic growth, risks associated with rapid increases or decreases in prevailing interest rates, our ability to attract and retain deposits and access to other sources of liquidity, consolidation in the banking industry, competition from banks and other financial institutions, the Company’s ability to attract and retain relationship officers and other key personnel, burdens imposed by federal and state regulation, changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services, changes in accounting policies and practices or accounting standards, natural disasters (such as wildfires and earthquakes), terrorist activities, war and geopolitical matters (including the war in Israel and potential for a broader regional conflict and the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity; and other risks discussed under the caption “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2025 compared to the financial condition as of December 31, 2024. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended September 30, 2025, compared to the linked second quarter of 2025 (“linked quarter”) and the results of operations, liquidity and cash flows for the nine months ended September 30, 2025 compared to the same period in 2024 (“prior year-to-date period”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding prior year-to-date period. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Allowance for Credit Losses
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s allowance for credit losses on loans was $148.9 million at September 30, 2025 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $30.7 million. Conversely, the allowance would have increased $44.9 million using only the downside scenario.

Executive Summary
Below are highlights of the Company’s financial performance for the periods indicated.

($ in thousands, except per share data)	Three months ended			Nine months ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
EARNINGS
Total interest income	$225,390	$218,967	$216,304	$656,137	$635,671
Total interest expense	67,104	66,205	72,835	197,573	213,945
Net interest income	158,286	152,762	143,469	458,564	421,726
Provision for credit losses	8,447	3,470	4,099	17,101	14,674
Net interest income after provision for credit losses	149,839	149,292	139,370	441,463	407,052
Total noninterest income	48,624	20,604	21,420	87,711	49,072
Total noninterest expense	109,790	105,702	98,007	315,275	285,525
Income before income tax expense	88,673	64,194	62,783	213,899	170,599
Income tax expense	43,438	12,810	12,198	67,319	34,167
Net income	$45,235	$51,384	$50,585	$146,580	$136,432
Preferred dividends	938	937	938	2,813	2,813
Net income available to common stockholders	$44,297	$50,447	$49,647	$143,767	$133,619

Basic earnings per common share	$1.20	$1.36	$1.33	$3.89	$3.57
Diluted earnings per common share	$1.19	$1.36	$1.32	$3.86	$3.56

Return on average assets	1.11%	1.30%	1.36%	1.23%	1.24%
Adjusted return on average assets[1]	1.12%	1.31%	1.32%	1.24%	1.24%
Return on average common equity	9.29%	11.03%	11.40%	10.45%	10.55%
Adjusted return on average common equity[1]	9.40%	11.12%	11.09%	10.51%	10.58%
Return on average tangible common equity[1]	11.56%	13.84%	14.55%	13.10%	13.56%
Adjusted return on average tangible common equity[1]	11.70%	13.96%	14.16%	13.18%	13.60%
Net interest margin (tax equivalent)	4.23%	4.21%	4.17%	4.20%	4.17%
Efficiency ratio	53.06%	60.97%	59.44%	57.71%	60.65%
Core efficiency ratio[1]	60.98%	59.32%	58.42%	59.71%	58.89%
Common dividend payout ratio[2]	26.05%	22.06%	20.45%	23.32%	21.91%
Book value per common share	$51.62	$50.09	$47.33
Tangible book value per common share[1]	$41.58	$40.02	$37.26
Average common equity to average assets	11.70%	11.56%	11.67%
Tangible common equity to tangible assets[1]	9.60%	9.42%	9.50%

ASSET QUALITY
Net charge-offs	$4,057	$630	$3,850	$3,628	$10,319
Nonperforming loans	127,878	105,807	28,376
Nonaccrual loans	78,831	56,752	28,149
Classified assets	352,792	281,162	179,883
Total assets	16,402,405	16,076,299	14,954,125
Total loans	11,583,109	11,408,840	11,079,892
Classified assets to total assets	2.15%	1.75%	1.20%
Nonperforming loans to total loans	1.10%	0.93%	0.26%
Nonperforming assets to total assets	0.83%	0.71%	0.22%
ACL on loans to total loans	1.29%	1.27%	1.26%
Net charge-offs to average loans (annualized)	0.14%	0.02%	0.14%	0.04%	0.13%
1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
[2] Dividends per common share divided by diluted earnings per common share.

Financial results and other notable items include:

•PPNR1 - PPNR of $65.6 million for the third quarter of 2025 and $199.8 million for the nine months ended September 30, 2025 decreased $2.5 million from the linked quarter and increased $14.1 million from the prior year-to-date period. Excluding the anticipated insurance proceeds from the tax credit recapture included in noninterest income, the decrease from the linked quarter was primarily due to a decrease in noninterest income and an increase in noninterest expense, partially offset by higher net interest income from higher average balances in the loan and securities portfolios. Compared to the prior year-to-date period, the increase was primarily driven by higher net interest income that benefited from an increase in average interest-earning asset balances and lower rates paid on interest-bearing liabilities.

•Net interest income and NIM - Net interest income of $158.3 million for the third quarter of 2025 and $458.6 million for the nine months ended September 30, 2025 increased $5.5 million and $36.8 million from the linked and prior year-to-date periods, respectively. NIM was 4.23% for the third quarter of 2025 and 4.20% for the nine months ended September 30, 2025 compared to 4.21% and 4.17% for the linked and prior year-to-date periods, respectively. Compared to the linked and prior year-to-date periods, the increase in net interest income was primarily due to higher average loan and securities balances, as well as higher yields on the securities portfolio. Compared to the prior year-to-date period, net interest income also benefited from lower short-term interest rates that decreased deposit interest expense. Since September 2024, the Federal Reserve has reduced the federal funds target rate 125 basis points. In response, the Company has proactively adjusted deposit pricing to partially mitigate the impact on income from the repricing of variable rate loans.

•Noninterest income - Noninterest income of $48.6 million for the third quarter of 2025 and $87.7 million for the nine months ended September 30, 2025 increased $28.0 million and $38.6 million from the linked and prior year-to-date periods, respectively. The increase in noninterest income from the linked and prior year-to-date periods was primarily due to the $32.1 million of anticipated insurance proceeds from the pending claim related to the tax credit recapture event during the quarter. Compared to the prior year-to-date period, the increase was also due to a $1.6 million increase in tax credit income, a $2.7 million increase in BOLI income, and a $2.8 million increase in gain on SBA loan sales.

•Noninterest expense - Noninterest expense of $109.8 million for the third quarter of 2025 and $315.3 million for the nine months ended September 30, 2025 increased $4.1 million and $29.8 million from the linked and prior year-to-date periods, respectively. The increase from the linked and prior year-to-date periods was primarily driven by variable deposit costs and higher loan and legal expenses related to loan workouts and OREO. Compared to the prior year-to-date period, the increase was also due to a $12.9 million increase in employee compensation.

Balance sheet highlights:

•Loans – Total loans increased $362.8 million, or 3%, to $11.6 billion at September 30, 2025, compared to $11.2 billion at December 31, 2024. Average loans totaled $11.4 billion for the nine months ended September 30, 2025 compared to $11.0 billion for the nine months ended September 30, 2024.

•Deposits – Total deposits increased $421.4 million, to $13.6 billion at September 30, 2025 from $13.1 billion at December 31, 2024. Average deposits totaled $13.3 billion for the nine months ended September 30, 2025 compared to $12.4 billion for the prior year-to-date period. Noninterest-bearing deposit accounts represented 32% of total deposits and the loan to deposit ratio was 85% at September 30, 2025, compared to 34% and 85%, respectively, at December 31, 2024.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

•Asset quality – The allowance for credit losses on loans to total loans was 1.29% at September 30, 2025, compared to 1.23% at December 31, 2024. The ratio of nonperforming assets to total assets was 0.83% at September 30, 2025 compared to 0.30% at December 31, 2024. A provision for credit losses of $8.4 million and $17.1 million was recorded in the third quarter of 2025 and the nine months ended September 30, 2025, respectively. This compares to $3.5 million and $14.7 million in the linked and prior year-to-date periods, respectively. During the third quarter 2025, a $12 million life insurance premium loan with adequate collateralization migrated into nonperforming assets. This relationship, along with a Southern California relationship discussed in the Nonperforming Assets section below, represents approximately 60% of nonperforming assets at September 30, 2025. The Company has a high certainty of collection for both of these relationships.

•Stockholders’ equity – Total stockholders’ equity was $2.0 billion at September 30, 2025, compared to $1.8 billion at December 31, 2024, and the tangible common equity to tangible assets ratio2 was 9.60% at September 30, 2025 compared to 9.05% at December 31, 2024. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” levels at September 30, 2025.

The Company’s Board of Directors approved a quarterly dividend of $0.32 per share of common stock, payable on December 31, 2025 to stockholders of record as of December 15, 2025. The Board also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) September 15, 2025 to (but excluding) December 15, 2025. The dividend will be payable on December 15, 2025 to holders of record of Series A Preferred Stock as of November 28, 2025.

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

	Three months ended September 30,			Three months ended June 30,			Three months ended September 30,
	2025			2025			2024
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,454,183	$191,589	6.64%	$11,358,209	$188,007	6.64%	$10,971,575	$191,638	6.95%
Taxable securities	2,100,748	21,705	4.10	1,971,025	19,940	4.06	1,512,338	13,530	3.56
Non-taxable securities[2]	1,252,557	11,503	3.64	1,177,985	10,390	3.54	990,786	7,874	3.16
Total securities	3,353,305	33,208	3.93	3,149,010	30,330	3.86	2,503,124	21,404	3.40
Interest-earning deposits	328,392	3,638	4.40	315,738	3,368	4.28	402,932	5,348	5.28
Total interest-earning assets	15,135,880	228,435	5.99	14,822,957	221,705	6.00	13,877,631	218,390	6.26
Noninterest-earning assets	1,042,208			1,036,764			971,824
Total assets	$16,178,088			$15,859,721			$14,849,455

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,298,022	$17,488	2.10%	$3,225,611	$17,152	2.13%	$3,018,309	$20,002	2.64%
Money market accounts	3,706,891	28,734	3.08	3,660,053	28,437	3.12	3,551,492	33,493	3.75
Savings accounts	532,015	183	0.14	532,754	183	0.14	561,466	345	0.24
Certificates of deposit	1,609,346	15,210	3.75	1,486,522	14,207	3.83	1,368,339	14,928	4.34
Total interest-bearing deposits	9,146,274	61,615	2.67	8,904,940	59,979	2.70	8,499,606	68,768	3.22
Subordinated debentures and notes	136,895	2,683	7.78	156,753	2,737	7.00	156,329	2,695	6.86
FHLB advances	106,130	1,207	4.51	156,868	1,801	4.61	4,565	59	5.14
Securities sold under agreements to repurchase	159,039	1,155	2.88	209,493	1,592	3.05	140,255	1,217	3.45
Other borrowings	56,164	444	3.14	36,208	96	1.06	36,226	96	1.05
Total interest-bearing liabilities	9,604,502	67,104	2.77	9,464,262	66,205	2.81	8,836,981	72,835	3.28
Noninterest-bearing liabilities:
Demand deposits	4,458,028			4,340,301			4,046,480
Other liabilities	151,432			149,069			161,625
Total liabilities	14,213,962			13,953,632			13,045,086
Stockholders’ equity	1,964,126			1,906,089			1,804,369
Total liabilities & stockholders’ equity	$16,178,088			$15,859,721			$14,849,455
Net interest income		$161,331			$155,500			$145,555
Net interest spread			3.22%			3.19%			2.98%
Net interest margin			4.23%			4.21%			4.17%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $1.9 million, $1.8 million, and $2.6 million for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $3.0 million, $2.7 million, and $2.1 million for each of the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, respectively.

	Nine months ended
	September 30, 2025			September 30, 2024
($ in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,351,848	$561,635	6.61%	$10,954,063	$567,687	6.92%
Taxable securities	1,964,496	59,270	4.03	1,451,317	37,601	3.46
Non-taxable securities[2]	1,181,460	31,360	3.55	982,342	23,250	3.16
Total securities	3,145,956	90,630	3.85	2,433,659	60,851	3.34
Interest-earning deposits	373,870	12,130	4.34	332,409	13,306	5.35
Total interest-earning assets	14,871,674	664,395	5.97	13,720,131	641,844	6.25
Noninterest-earning assets	1,023,889			964,458
Total assets	$15,895,563			$14,684,589

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,230,832	$51,697	2.14%	$2,964,667	$57,415	2.59%
Money market accounts	3,656,546	85,675	3.13	3,462,993	96,777	3.73
Savings accounts	533,084	555	0.14	573,853	983	0.23
Certificates of deposit	1,491,047	42,933	3.85	1,374,176	44,441	4.32
Total interest-bearing deposits	8,911,509	180,860	2.71	8,375,689	199,616	3.18
Subordinated debentures and notes	150,015	7,982	7.11	156,188	7,863	6.72
FHLB advances	96,396	3,295	4.57	39,427	1,649	5.59
Securities sold under agreements to repurchase	211,429	4,764	3.01	167,939	4,422	3.52
Other borrowings	42,932	672	2.09	38,381	395	1.37
Total interest-bearing liabilities	9,412,281	197,573	2.81	8,777,624	213,945	3.26
Noninterest-bearing liabilities:
Demand deposits	4,420,552			3,982,015
Other liabilities	151,199			161,033
Total liabilities	13,984,032			12,920,672
Stockholders' equity	1,911,531			1,763,917
Total liabilities & stockholders' equity	$15,895,563			$14,684,589
Net interest income		$466,822			$427,899
Net interest spread			3.16%			2.99%
Net interest margin			4.20%			4.17%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $5.3 million and $7.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $8.3 million and $6.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	compared to			compared to
	Three months ended June 30, 2025			Nine months ended September 30, 2024
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$3,423	$159	$3,582	$20,036	$(26,088)	$(6,052)
Taxable securities	1,528	237	1,765	14,758	6,911	21,669
Non-taxable securities[3]	756	357	1,113	5,055	3,055	8,110
Interest-earning deposits	161	109	270	1,529	(2,705)	(1,176)
Total interest-earning assets	$5,868	$862	$6,730	$41,378	$(18,827)	$22,551

Interest paid on:
Interest-bearing demand accounts	$503	$(167)	$336	$4,827	$(10,545)	(5,718)
Money market accounts	517	(220)	297	5,157	(16,259)	(11,102)
Savings accounts	—	—	—	(66)	(362)	(428)
Certificates of deposit	1,290	(287)	1,003	3,578	(5,086)	(1,508)
Subordinated debentures and notes	(355)	301	(54)	(321)	440	119
FHLB advances	(559)	(35)	(594)	1,994	(348)	1,646
Securities sold under agreements to repurchase	(356)	(81)	(437)	1,036	(694)	342
Other borrowed funds	77	271	348	51	226	277
Total interest-bearing liabilities	1,117	(218)	899	16,256	(32,628)	(16,372)
Net interest income	$4,751	$1,080	$5,831	$25,122	$13,801	38,923

1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax equivalent basis of $161.3 million for the quarter ended September 30, 2025 and $466.8 million for the nine months ended September 30, 2025, increased $5.8 million and $38.9 million from the linked and prior year-to-date periods, respectively. The increase from the linked quarter reflects organic loan growth and continued investment in the securities portfolio, partially offset by an increase in average balances of interest-bearing liabilities. Net interest income for the current quarter also benefited by one additional day compared to the linked quarter. On September 2, 2025, the Company called $63.3 million of subordinated debt at a floating rate of three-month Term SOFR plus a spread of 5.66% that was replaced by a $63.3 million single advance term loan. The term loan is payable in quarterly installments on March 31, June 30, September 30 and December 31 with a final installment due on the five year anniversary of the initial advance date. The interest rate on the term loan is one-month Term SOFR plus 2.50%. The cost of interest-bearing deposits has declined due to lower short-term rates, partially offset by an increase in average deposit balances. Since September 2024, the Federal Reserve has reduced the federal funds target rate 125 basis points. In response, the Company has proactively adjusted deposit pricing to partially mitigate the impact on income from the repricing of variable rate loans.

Compared to the linked quarter, tax equivalent interest income increased $6.7 million primarily due to an increase of $96.0 million in average loan balances, an increase of $204.3 million in average securities balances, and a seven basis point increase in yield on securities due to new purchases and the reinvestment of cash flows from the runoff of lower yielding investments. The average interest rate of new loan originations in the third quarter of 2025 was 6.98%, a decrease of 28 basis points from the linked quarter. Investment purchases in the third quarter of 2025 had a weighted average, tax equivalent yield of 4.99%.

Tax equivalent interest income increased $22.6 million over the prior year-to-date period primarily due to a $397.8 million increase in average loan balances, a $712.3 million increase in average securities balances, and a 51 basis point increase in yield on securities. These increases were partially offset by a 31 basis point decline in the loan yield to 6.61%, from 6.92% in the prior year-to-date period.

Compared to the linked quarter, interest expense increased $0.9 million primarily due to organic growth in the average balance of interest-bearing deposits, an increase in wholesale borrowings and the higher rate incurred on subordinated debt for two months in the quarter. These increases were partially offset by a decline in the average balance of customer repurchase agreements and a reduction in the cost of interest-bearing deposits due to the Federal Reserve’s reduction in the target federal funds rate. The total cost of deposits, including noninterest-bearing demand accounts, was 1.80% during the third quarter 2025, compared to 1.82% in the linked quarter.

Interest expense decreased $16.4 million compared to the prior year-to-date period primarily due to a 47 basis point decline in the average cost of interest-bearing deposits, including a 60 basis point decline in the average cost of money market accounts, partially offset by organic growth in the deposit portfolio. The total cost of deposits, including noninterest-bearing demand accounts, was 1.81% during the nine months ended September 30, 2025, compared to 2.16% in the prior year-to-date period.

NIM, on a tax equivalent basis, was 4.23% in the third quarter of 2025 and 4.20% for the first nine months of 2025, an increase of two basis points and three basis points from the linked and prior year-to-date periods, respectively.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
($ in thousands)	September 30, 2025	June 30, 2025	Increase (decrease)		September 30, 2025	September 30, 2024	Increase (decrease)
Deposit service charges	$4,935	$4,940	$(5)	—%	$14,295	$13,614	$681	5%
Wealth management revenue	2,571	2,584	(13)	(1)%	7,814	7,733	81	1%
Card services revenue	2,535	2,444	91	4%	7,374	7,482	(108)	(1)%
Tax credit income (loss)	(300)	2,207	(2,507)	(114)%	4,517	2,936	1,581	54%
Insurance recoveries	32,112	—	32,112	—%	32,112	—	32,112	—%
Other income	6,771	8,429	(1,658)	(20)%	21,599	17,307	4,292	25%
Total noninterest income	$48,624	$20,604	$28,020	136%	$87,711	$49,072	$38,639	79%

Total noninterest income for the third quarter of 2025 was $48.6 million, an increase of $28.0 million from the linked quarter primarily driven by the $32.1 million in accrued insurance proceeds that are anticipated to be received as a result of the recaptured tax credits during the current quarter, partially offset by lower tax credit income and other income. Tax credit income is typically highest in the fourth quarter of each year and will vary in other periods based on transaction volumes and fair value changes on credits carried at fair value. The decrease in other income was primarily due to a decrease of $0.5 million in BOLI income, as well as a $1.1 million decrease in community development investment income. During the linked quarter, the Company received the payout of a BOLI policy that did not recur in the third quarter 2025. Community development investment income is not a consistent source of income and fluctuates based on distributions from the underlying funds.

Total noninterest income for the nine months ended September 30, 2025 was $87.7 million, an increase from the prior year-to-date period of $38.6 million. The increase was primarily driven by the $32.1 million in accrued insurance proceeds that are anticipated to be received as a result of the recaptured tax credits during the current quarter, an increase of $1.6 million in tax credit income, which varies based on transaction volumes and fair value changes on credits carried at fair value, and a $4.3 million increase in other income. Other income increased compared to the prior year-to-date period primarily due to a $2.7 million increase in BOLI income and a $2.8 million increase in gain on SBA loan sales. On a periodic basis, the Company will opportunistically sell SBA guaranteed loans. The Company sold $78.0 million and $23.1 million of the guaranteed portion of SBA 7(a) loans during the nine months ended September 30, 2025 and September 30, 2024, respectively. A gain on sale of $4.2 million and $1.4 million was recognized during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
($ in thousands)	September 30, 2025	June 30, 2025	Increase (decrease)		September 30, 2025	September 30, 2024	Increase (decrease)
Employee compensation and benefits	$49,640	$50,164	$(524)	(1)%	$148,012	$135,145	$12,867	10%
Deposit costs	27,172	24,765	2,407	10%	75,760	65,764	9,996	15%
Occupancy	4,895	5,065	(170)	(3)%	14,390	12,895	1,495	12%
Data processing	5,022	4,713	309	7%	14,544	15,226	(682)	(4)%
Professional fees	2,620	2,029	591	29%	6,377	4,328	2,049	47%
Other expense	20,441	18,966	1,475	8%	56,192	52,167	4,025	8%
Total noninterest expense	$109,790	$105,702	$4,088	4%	$315,275	$285,525	$29,750	10%

Efficiency ratio	53.1%	61.0%	(8)%		57.7%	60.6%	(3)%
Core efficiency ratio[3]	61.0%	59.3%	2%		59.7%	58.9%	1%

3 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Noninterest expense was $109.8 million for the third quarter of 2025, an increase of $4.1 million from $105.7 million in the linked quarter. Deposit costs relate to certain businesses in the deposit verticals that receive an earnings credit allowance for deposit related expenses that are impacted by interest rates and average balances. Deposit costs increased $2.4 million from the linked quarter primarily due to an increase of $146.0 million in average deposit vertical balances from the linked quarter. Acquisition costs of $0.6 million during the quarter relate to the previously announced branch acquisition that closed on October 10, 2025.

Total noninterest expense of $315.3 million for the first nine months of 2025 increased $29.8 million from the prior year-to-date period primarily due to an increase of $12.9 million in employee compensation related to the associate base and merit increases throughout 2024 and 2025, a $10.0 million increase in deposit costs due to higher earnings credit allowances and deposit vertical average balances, and an increase of $1.1 million in acquisition costs related to the previously announced branch acquisition. These increases were partially offset by a decline in core conversion expenses due to the completion of the core implementation in the fourth quarter 2024 and the FDIC special assessment that did not recur in the current period.

Income Taxes
The Company’s effective tax rate was 49.0% for the third quarter of 2025 and 31.5% for the nine months ended September 30, 2025. This compares to 20.0% for the linked quarter and prior year-to-date period, respectively. Included in the tax expense during the current quarter is $24.1 million in transferrable tax credits that were recaptured as discussed above and approximately $8.0 million of incremental tax liability attributable to the anticipated insurance proceeds from the insured recaptured credits. Excluding these items, the adjusted effective tax rate4 was 20.0% and 19.4% for the three and nine months ended September 30, 2025, respectively.

Summary Balance Sheet

($ in thousands)	September 30, 2025	December 31, 2024	Increase (decrease)
Cash and cash equivalents	$471,955	$764,170	$(292,215)	(38)%
Securities	3,433,340	2,791,205	642,135	23%
Loans	11,583,109	11,220,355	362,754	3%
Assets	16,402,405	15,596,431	805,974	5%
Deposits	13,567,912	13,146,492	421,420	3%
Liabilities	14,420,073	13,772,429	647,644	5%
Stockholders’ equity	1,982,332	1,824,002	158,330	9%

Total assets were $16.4 billion at September 30, 2025, an increase of $806.0 million from December 31, 2024 primarily due to a $642.1 million increase in investment securities and a $362.8 million increase in loans, partially offset by a $292.2 million decrease in cash and cash equivalents. Total liabilities of $14.4 billion increased $647.6 million from December 31, 2024 primarily due to a $327.0 million increase in FHLB advances and a $421.4 million increase in deposits.

Investment Securities
At September 30, 2025, investment securities were $3.4 billion or 21% of total assets compared to $2.8 billion or 18% of total assets at December 31, 2024. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

4 Adjusted effective tax rate is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

The table below sets forth the carrying value of investment securities, excluding the allowance for credit losses:

	September 30, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$244,506	7.1%	$276,040	9.9%
Obligations of states and political subdivisions	1,450,575	42.3%	1,168,256	41.9%
Agency mortgage-backed securities	1,489,389	43.4%	1,075,306	38.5%
U.S. Treasury Bills	114,041	3.3%	128,893	4.6%
Corporate debt securities	134,999	3.9%	142,967	5.1%
Total	$3,433,510	100.0%	$2,791,462	100.0%

Net Unrealized Losses
($ in thousands)	September 30, 2025	December 31, 2024
Available-for-sale securities	$(102,269)	$(163,212)
Held-to-maturity securities	(49,656)	(70,321)
Total	$(151,925)	$(233,533)

Investment purchases in the third quarter of 2025 had a weighted average, tax equivalent yield of 4.99%. The average duration of the investment portfolio was 5.2 years at September 30, 2025. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $591.7 million.

Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a large part of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table sets forth the composition of the loan portfolio by type of loans:

($ in thousands)	September 30, 2025	December 31, 2024	Increase (decrease)
Commercial and industrial	$4,943,561	$4,716,689	$226,872	5%
Commercial real estate - investor owned	2,822,608	2,606,964	215,644	8%
Commercial real estate - owner occupied	2,356,041	2,367,823	(11,782)	—%
Construction and land development	858,146	891,059	(32,913)	(4)%
Residential real estate	365,010	359,263	5,747	2%
Other	237,743	278,557	(40,814)	(15)%
Total loans	$11,583,109	$11,220,355	$362,754	3%

Loans totaled $11.6 billion at September 30, 2025 compared to $11.2 billion at December 31, 2024. The increase was primarily due to an increase in C&I loans of $226.9 million and an increase of $203.9 million in CRE loans. Average revolving line draw utilization was 45% for the third quarter of 2025, compared to 43% for the year ended December 31, 2024.

The following table sets forth additional information on certain categories of loans that are included in total loans above at the periods indicated:

($ in thousands)	September 30, 2025	December 31, 2024	Increase (decrease)
SBA Loans	$1,257,817	$1,298,007	$(40,190)	(3)%
Sponsor finance	774,142	782,722	(8,580)	(1)%
Life insurance premium financing	1,151,700	1,114,299	37,401	3%
Tax credits	780,767	760,229	20,538	3%

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the three and nine months ended September 30, 2025, the guaranteed portion of SBA loans totaling $22.2 million and $78.0 million, respectively, were sold.

Provision and Allowance for Credit Losses
The following table presents the components of the provision for credit losses:

	Quarter ended		Nine months ended
($ in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Provision for credit losses on loans	$7,778	$2,819	$14,532	$15,326
Provision (benefit) for off-balance sheet commitments	(184)	253	283	(951)
Benefit for held-to-maturity securities	(125)	—	(87)	(532)
Charge-off of accrued interest	978	398	2,373	831
Provision for credit losses	$8,447	$3,470	$17,101	$14,674

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

A provision for credit losses of $8.4 million for the third quarter of 2025 and $17.1 million for the nine months ended September 30, 2025, increased $5.0 million and $2.4 million from the linked and prior year-to-date periods, respectively. The provision for credit losses in the third quarter of 2025 and nine months ended September 30, 2025 was primarily related to net charge-offs, the increase in nonperforming loans, loan growth and changes in the economic forecast that influences projected future losses in the allowance calculation.

The following table summarizes the allocation of the ACL on loans:

	September 30, 2025		December 31, 2024
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial and industrial	$71,503	42.7%	$63,231	42.1%
Real estate:
Commercial	51,715	44.6%	54,617	44.3%
Construction and land development	13,441	7.4%	9,837	8.0%
Residential	8,624	3.2%	6,534	3.2%
Other	3,571	2.1%	3,731	2.4%
Total	$148,854	100.0%	$137,950	100.0%

The ACL on loans was 1.29% of total loans at September 30, 2025, compared to 1.23% of loans at December 31, 2024. Excluding guaranteed loans, the ACL on loans to total loans was 1.40%5 at September 30, 2025, compared to 1.34% at December 31, 2024.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	September 30, 2025			June 30, 2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$4,111	$4,879,039	0.33%	$(446)	$4,789,234	(0.04)%
Real estate:
Commercial	(359)	5,084,683	(0.03)%	564	5,052,978	0.04%
Construction and land development	(19)	852,830	(0.01)%	141	857,735	0.07%
Residential	63	366,074	0.07%	234	365,784	0.26%
Other	261	270,673	0.38%	137	291,958	0.19%
Total	$4,057	$11,453,299	0.14%	$630	$11,357,689	0.02%

(1) Excludes loans held for sale.
(2)Annualized.
5 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

	Nine months ended
	September 30, 2025			September 30, 2024
($ in thousands)	Net Charge-offs	Average Loans(1)	Net Charge-offs /Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
Commercial and industrial	$2,757	$4,801,342	0.08%	$3,972	$4,660,167	0.11%
Real estate:
Commercial	194	5,033,284	0.01%	2,934	4,795,545	0.08%
Construction and land development	109	864,820	0.02%	3,173	837,578	0.51%
Residential	143	363,817	0.05%	(248)	360,480	(0.09)%
Other	425	287,883	0.20%	488	299,424	0.22%
Total	$3,628	$11,351,146	0.04%	$10,319	$10,953,194	0.13%

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

($ in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$78,831	$42,667
Loans past due 90 days or more and still accruing interest	49,047	20
Total nonperforming loans	127,878	42,687
Other real estate	7,821	3,955
Total nonperforming assets	$135,699	$46,642

Total assets	$16,402,405	$15,596,431
Total loans	11,583,109	11,220,355
Total ACL on loans	148,854	137,950

ACL on loans to nonaccrual loans	189%	323%
ACL on loans to nonperforming loans	116%	323%
ACL on loans to total loans	1.29%	1.23%
Nonaccrual loans to total loans	0.68%	0.38%
Nonperforming loans to total loans	1.10%	0.38%
Nonperforming assets to total assets	0.83%	0.30%

Nonperforming loans based on loan type were as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$29,712	$15,821
Commercial real estate	89,098	25,096
Construction and land development	386	1,503
Residential real estate	8,648	258
Other	34	9
Total	$127,878	$42,687

The following table summarizes the changes in nonperforming loans:

Nine months ended
($ in thousands)	September 30, 2025
Nonperforming loans, beginning of period	$42,687
Additions to nonperforming loans	119,652
Charge-offs	(10,037)
Principal payments	(15,517)
Moved to other real estate	(8,405)
Moved to performing	(502)
Nonperforming loans, end of period	$127,878

Nonperforming loans at September 30, 2025 increased $85.2 million, or 200%, when compared to December 31, 2024. The increase in nonperforming assets during the nine months ended September 30, 2025 was primarily related to seven commercial real estate loans totaling $68.4 million to special purpose entities (each an “SPE Borrower”) affiliated with two commercial banking relationships in Southern California that share some common ownership. Litigation resulting from a business dispute between the owners of the entities resulted in all of the SPE Borrowers filing bankruptcy in the first quarter of 2025, which was subsequently dismissed. The SPE Borrowers were again placed in bankruptcy in October 2025. In August 2025, the Bank commenced foreclosure proceedings with respect to the real property collateral owned by each SPE Borrower. As a result of the Bank’s senior secured first lien collateral position with respect to the real property owned by the SPE Borrowers, the Company expects to collect the full balance of these loans. These commercial real estate investor-owned loans and residential real estate loans are well-secured by real estate properties with up-to-date appraisals. Loan-to-value ratios for the individual properties range from 39% to 79% based on recent appraisals performed. Furthermore, all seven loans include substantial personal guarantees, and $48.6 million of the $68.4 million relationship remains on accrual despite being 90+ days past due. A summary of the relationship is as follows:

	At
	September 30, 2025
($ in thousands)	Amount	Loan-to-value %
Commercial real estate - investor owned:
Multifamily	$19,811	75.3%
Mixed use	43,078	69.3%
Total commercial real estate - investor owned	62,889

Residential real estate:
Duplex	$1,668	37.9%
Condominiums	3,857	64.3%
Total residential real estate	5,525

Total relationship	$68,414

Other real estate
The following table summarizes the changes in other real estate:

Nine months ended
($ in thousands)	September 30, 2025
Other real estate, beginning of period	$3,955
Additions	7,821
Sales	(3,955)
Other real estate, end of period	$7,821

Deposits
The following table shows the breakdown of deposits by type:

($ in thousands)	September 30, 2025	December 31, 2024	Increase (decrease)
Noninterest-bearing demand accounts	$4,386,513	$4,484,072	$(97,559)	(2)%
Interest-bearing demand accounts	3,301,621	3,175,292	126,329	4%
Money market accounts	3,702,896	3,564,063	138,833	4%
Savings accounts	525,709	553,461	(27,752)	(5)%
Certificates of deposit:
Brokered	762,499	484,588	277,911	57%
Customer	888,674	885,016	3,658	—%
Total deposits	$13,567,912	$13,146,492	$421,420	3%

Noninterest-bearing deposits / total deposits	32%	34%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	September 30, 2025		June 30, 2025		September 30, 2024
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,458,028	—%	$4,340,301	—%	$4,046,480	—%

Interest-bearing demand accounts	3,298,022	2.10	3,225,611	2.13	3,018,309	2.64
Money market accounts	3,706,891	3.08	3,660,053	3.12	3,551,492	3.75
Savings accounts	532,015	0.14	532,754	0.14	561,466	0.24
Certificates of deposit	1,609,346	3.75	1,486,522	3.83	1,368,339	4.34
Total interest-bearing deposits	$9,146,274	2.67	$8,904,940	2.70	$8,499,606	3.22

Total average deposits	$13,604,302	1.80	$13,245,241	1.82	$12,546,086	2.18

	Nine months ended
	September 30, 2025		September 30, 2024
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,420,552	—%	$3,982,015	—%

Interest-bearing demand accounts	3,230,832	2.14	2,964,667	2.59
Money market accounts	3,656,546	3.13	3,462,993	3.73
Savings accounts	533,084	0.14	573,853	0.23
Certificates of deposit	1,491,047	3.85	1,374,176	4.32
Total interest-bearing deposits	$8,911,509	2.71	$8,375,689	3.18

Total average deposits	$13,332,061	1.81	$12,357,704	2.16

Total deposits excluding brokered certificates of deposits were $12.8 billion at September 30, 2025, an increase of $143.5 million from December 31, 2024. Brokered certificates of deposit at September 30, 2025 increased $277.9 million from December 31, 2024 and continue to be used as a stable funding source. The Company has deposit verticals focusing on property management, community associations, and escrow industries. These deposits increased to $3.8 billion at September 30, 2025 from $3.4 billion at December 31, 2024 due to continued success at generating organic deposit growth.

To provide customers a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.4 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively. The Company considers reciprocal accounts as customer-related deposits due to the customer relationship that generated the transaction.

The total cost of deposits was 1.80% for the current quarter and 1.81% for the nine months ended September 30, 2025, respectively, compared to 1.82% and 2.16% for the linked and prior year-to-date periods, respectively.

Stockholders’ Equity
Stockholders’ equity totaled $2.0 billion at September 30, 2025, an increase of $158.3 million from December 31, 2024. Significant activity during the first nine months of 2025 was as follows:

•Increase from net income of $146.6 million,
•Increase in fair value of securities and cash flow hedges of $48.7 million,
•Decrease from dividends paid on common and preferred stock of $36.1 million, and
•Decrease from common stock repurchases of $10.6 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $472.0 million at September 30, 2025, compared to $764.2 million at December 31, 2024. Investment securities are another important tool in liquidity planning. Securities totaled $3.4 billion and $2.8 billion at September 30, 2025 and December 31, 2024, respectively, and included $1.6 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	September 30, 2025
Federal Reserve borrowing capacity	$3,280,890
FHLB borrowing capacity	1,037,746
Unpledged securities	1,832,319
Federal funds lines (8 correspondent banks)	160,000
Cash and interest-bearing deposits	471,955
Holding Company line of credit	25,000
Total	$6,807,910

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. The guaranteed portion of SBA loans totaling $78.0 million and $23.1 million were sold during the nine months ended September 30, 2025 and 2024, respectively.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at September 30, 2025, the Company could borrow an additional $1.0 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $3.3 billion available from the Federal Reserve under a pledged loan agreement. The Company also has unsecured federal funds lines with eight correspondent banks totaling $160.0 million.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.0 billion in unused commitments to extend credit as of September 30, 2025. While this commitment level would exhaust the majority of the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount $25 million, all of which was available at September 30, 2025. The line of credit was renewed in the second quarter of 2025 and was effective as of February 22, 2025. The line of credit has a one-year term and the proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, stock repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of September 30, 2025, and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	September 30, 2025		December 31, 2024
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	12.0%	12.4%	11.8%	12.4%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	13.3%	12.4%	13.1%	12.4%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.4%	13.6%	14.6%	13.4%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	11.1%	10.4%	11.1%	10.5%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.60%		9.05%
[1] Not a required regulatory capital ratio.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:
The Company’s accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, the Company provides additional financial measures, such as tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity, adjusted effective tax rate and tangible common equity to tangible assets ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity, adjusted effective tax rate and tangible common equity to tangible assets ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as the FDIC special assessment, core conversion expenses, acquisition costs, accrued insurance proceeds anticipated to be received as a result of recaptured tax credits, the gain or loss on the sale of other real estate owned, and the gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest income (GAAP)	$158,286	$152,762	$143,469	$458,564	$421,726
Tax-equivalent adjustment	3,045	2,738	2,086	8,258	6,173
Net interest income - FTE (non-GAAP)	$161,331	$155,500	$145,555	$466,822	$427,899
Noninterest income (GAAP)	48,624	20,604	21,420	87,711	49,072
Less insurance recoveries[1]	32,112	—	—	32,112	—
Less gain on sale of investment securities	—	—	—	106	—
Less net gain on sales of other real estate owned	7	56	3,159	86	3,157
Core revenue (non-GAAP)	$177,836	$176,048	$163,816	$522,229	$473,814

Noninterest expense (GAAP)	$109,790	$105,702	$98,007	$315,275	$285,525
Less FDIC special assessment	—	—	—	—	625
Less core conversion expense	—	—	1,375	—	2,975
Less amortization on intangibles	736	753	927	2,344	2,918
Less acquisition costs	609	518	—	1,127	—
Core noninterest expense (non-GAAP)	$108,445	$104,431	$95,705	$311,804	$279,007

Core efficiency ratio (non-GAAP)	60.98%	59.32%	58.42%	59.71%	58.89%

[1] Represents anticipated proceeds from a pending insurance claim related to a third quarter 2025 solar tax credit recapture event.

Tangible Common Equity, Tangible Book Value per Common Share, and Tangible Common Equity to Tangible Assets Ratio

	At
(in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024
Stockholders’ equity (GAAP)	$1,982,332	$1,922,899	$1,832,011
Less preferred stock	71,988	71,988	71,988
Less goodwill	365,164	365,164	365,164
Less intangible assets	6,140	6,876	9,400
Tangible common equity (non-GAAP)	$1,539,040	$1,478,871	$1,385,459

Common stock outstanding	37,011	36,950	37,184
Tangible book value per common share (non-GAAP)	$41.58	$40.02	$37.26

Total assets (GAAP)	$16,402,405	$16,076,299	$14,954,125
Less goodwill	365,164	365,164	365,164
Less intangible assets	6,140	6,876	9,400
Tangible assets (non-GAAP)	$16,031,101	$15,704,259	$14,579,561

Tangible common equity to tangible assets (non-GAAP)	9.60%	9.42%	9.50%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	At
($ in thousands)	September 30, 2025	June 30, 2025	September 30, 2024
Total loans (GAAP)	$11,583,109	$11,408,840	$11,079,892
Less: Guaranteed loans, net	922,168	913,118	928,272
Total adjusted loans (non-GAAP)	$10,660,941	$10,495,722	$10,151,620

ACL on loans	$148,854	$145,133	$139,778
ACL on loans to total loans	1.29%	1.27%	1.26%
ACL on loans to total adjusted loans	1.40%	1.38%	1.38%

Pre-Provision Net Revenue (PPNR)

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest income	$158,286	$152,762	$143,469	$458,564	$421,726
Noninterest income	48,624	20,604	21,420	87,711	49,072
FDIC special assessment	—	—	—	—	625
Core conversion expense	—	—	1,375	—	2,975
Acquisition costs	609	518	—	1,127	—
Less gain on sale of investment securities	—	—	—	106	—
Less net gain on sales of other real estate owned	7	56	3,159	86	3,157
Less insurance recoveries	32,112	—	—	32,112	—
Less noninterest expense	109,790	105,702	98,007	315,275	285,525
PPNR (non-GAAP)	$65,610	$68,126	$65,098	$199,823	$185,716

Adjusted Effective Tax Rate

	Quarter ended		Nine months ended
($ in thousands)	September 30 2025	June 30 2025	September 30 2025	September 30 2024
Income before income tax expense (GAAP)	$88,673	$64,194	$213,899	$170,599
Less insurance recoveries	32,112	—	32,112	—
Adjusted income before income tax expense (non-GAAP)	$56,561	$64,194	$181,787	$170,599

Income tax expense (GAAP)	$43,438	$12,810	$67,319	$34,167
Less tax credit recapture and tax applied to insurance recoveries[1]	32,112	—	32,112	—
Adjusted income tax expense (non-GAAP)	$11,326	$12,810	$35,207	$34,167

Effective tax rate (GAAP)	49.0%	20.0%	31.5%	20.0%
Adjusted effective tax rate (non-GAAP)	20.0%	20.0%	19.4%	20.0%

[1] Represents recapture of $24.1 million solar tax credit and approximately $8.0 million of estimated tax liability related to anticipated proceeds from pending insurance claim related to the recapture event.

Return on Average Common Equity, Return on Average Tangible Common Equity (ROATCE) and Return on Average Assets (ROAA)

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Average stockholder’s equity (GAAP)	$1,964,126	$1,906,089	$1,804,369	$1,911,531	$1,763,917
Less average preferred stock	71,988	71,988	71,988	71,988	71,988
Less average goodwill	365,164	365,164	365,164	365,164	365,164
Less average intangible assets	6,498	7,237	9,855	7,248	10,799
Average tangible common equity (non-GAAP)	$1,520,476	$1,461,700	$1,357,362	$1,467,131	$1,315,966

Net income (GAAP)	$45,235	$51,384	$50,585	$146,580	$136,432
FDIC special assessment (after tax)	—	—	—	—	470
Core conversion expense (after tax)	—	—	1,034	—	2,237
Acquisition costs (after tax)	549	462	—	1,011	—
Less gain on sale of investment securities (after tax)	—	—	—	80	—
Less net gain on sales of other real estate owned (after tax)	5	42	2,375	64	2,374
Net income adjusted (non-GAAP)	$45,779	$51,804	$49,244	$147,447	$136,765
Less preferred stock dividends	938	937	938	2,813	2,813
Net income available to common stockholders adjusted (non-GAAP)	$44,841	$50,867	$48,306	$144,634	$133,952

Return on average common equity (GAAP)	9.29%	11.03%	11.40%	10.45%	10.55%
Adjusted return on average common equity (non-GAAP)	9.40%	11.12%	11.09%	10.51%	10.58%

ROATCE (non-GAAP)	11.56%	13.84%	14.55%	13.10%	13.56%
Adjusted ROATCE (non-GAAP)	11.70%	13.96%	14.16%	13.18%	13.60%

Average assets	$16,178,088	$15,859,721	$14,849,455	$15,895,563	$14,684,589
Return on average assets (GAAP)	1.11%	1.30%	1.36%	1.23%	1.24%
Adjusted return on average assets (non-GAAP)	1.12%	1.31%	1.32%	1.24%	1.24%

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

The following table summarizes the expected impact of interest rate shocks on net interest income at September 30, 2025:

Rate Shock	Annual % change in net interest income
+ 300 bp	10.9%
+ 200 bp	7.4%
+ 100 bp	3.9%
- 100 bp	(3.5)%
- 200 bp	(6.9)%
- 300 bp	(9.6)%

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At September 30, 2025, the Company had derivative contracts to manage interest rate risk, including $400.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $32.1 million in notional value on derivative on floating rate debt. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

The Company had $6.8 billion in variable rate loans at September 30, 2025. Of these loans, $4.8 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.7 billion indexed to the prime rate, $3.4 billion indexed to SOFR, and $776.9 million indexed to other rates.

At September 30, 2025, the Company’s available-for-sale and held-to-maturity investment securities totaled $2.4 billion and $1.1 billion, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At September 30, 2025, net unrealized losses were $102.3 million and $49.7 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2025. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended September 30, 2025, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

3.3    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999 filed on November 12, 1999 (File No. 001-15373)).

3.4    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on April 30, 2002 (File No. 001-15373)).

3.5    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A filed on November 20, 2008 (File No. 001-15373)).

3.6    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed on July 29, 2014 (File No. 001-15373)).

3.7    Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.8 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on July 26, 2019 (File No. 001-15373)).

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

10.1    Fourth Amendment to Executive Employment Agreement dated as of October 1, 2025 by and between Enterprise Financial Services Corp and Keene S. Turner (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed October 2, 2025 (File No. 001-15373)).

10.2    Second Amendment to Executive Employment Agreement dated as of October 1, 2025 by and between Enterprise Financial Services Corp and Douglas N. Bauche (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 2, 2025 (File No. 001-15373)).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of October 31, 2025.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer