Form 10-K
period 2025-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2026-02-27
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was approximately $2,003,558,653 based on the closing price of the common stock of $55.10 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) as reported by the Nasdaq Global Select Market.
As of February 25, 2026, the Registrant had 36,816,012 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are incorporated by reference into Item 7 of this Annual Report on Form 10-K. Additionally, the information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ENTERPRISE FINANCIAL SERVICES CORP
2025 ANNUAL REPORT ON FORM 10-K

Glossary of Acronyms, Abbreviations and Entities

The acronyms and abbreviations identified below are used in various sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ACL	Allowance for Credit Losses	Federal Reserve	Board of Governors of the Federal Reserve System
ASC	Accounting Standards Codification	FHLB	Federal Home Loan Bank
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles
Bank	Enterprise Bank & Trust	GDP	Gross Domestic Product
BHCA	Bank Holding Company Act of 1956, as amended	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Board or Board of Directors	Enterprise Financial Services Corp Board of Directors	MSA	Metropolitan Statistical Area
C&I	Commercial and Industrial	NM	Not meaningful
CCB	Capital Conservation Buffer	OCC	Office of the Comptroller of the Currency
CDFI	Community Development Financial Institution	OREO	Other Real Estate Owned
CECL	Current Expected Credit Loss	PCD	Purchased Credit Deteriorated
CET1	Common Equity Tier 1 Capital	PPNR	Pre-provision Net Revenue
CFPB	Consumer Financial Protection Bureau	PSL	Purchased Seasoned Loan
Company or Enterprise	Enterprise Financial Services Corp and Subsidiaries	ROAA	Return on Average Assets
CRA	Community Reinvestment Act	RSU	Restricted Stock Award
CRE	Commercial Real Estate	SBA	U.S. Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	SBIC	Small Business Investment Company
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	We, Us, Our	Enterprise Financial Services Corp and Subsidiaries

PART 1

ITEM 1: BUSINESS

Forward-Looking Information
Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, and include, without limitation, statements about the Company’s plans, strategies, goals, objectives, expectations, or consequences of statements about the future performance, operations, products and services of the Company, as well as statements about the Company’s expectations regarding revenue and asset growth, financial performance and profitability, loan and deposit growth, yields and returns, loan diversification and credit management, products and services, stockholder value creation and the impact of acquisitions. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, “would,” “should,” “expect,” “plan,” “anticipate,” “outlook,” “forecast,” “project,” “pro forma”, “pipeline,” “believe,” “estimate,” “predict,” “intend,” “potential,” “could,” “continue,” and the negative and other variations of these terms and similar words, although some forward-looking statements may be expressed differently. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those anticipated in the forward-looking statements and future results could differ materially from historical performance. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: the Company’s ability to efficiently integrate acquisitions into its operations, retain the clients of these businesses and grow the acquired operations, the Company’s ability to collect insurance proceeds from claims made related to tax recapture events, credit risk, changes in the appraised valuation of real estate securing impaired loans, outcomes of litigation and other contingencies, exposure to general and local economic and market conditions, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), U.S. fiscal debt, budget and tax matters (including the effect of a prolonged U.S. federal government shutdown), and any slowdown in global economic growth, risks associated with rapid increases or decreases in prevailing interest rates, our ability to attract and retain deposits and access to other sources of liquidity, consolidation in the banking industry, competition from banks and other financial institutions, the Company’s ability to attract and retain relationship officers and other key personnel, burdens imposed by federal and state regulation, changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services, changes in accounting policies and practices or accounting standards, natural disasters (such as wildfires and earthquakes), terrorist activities, war and geopolitical matters (including the war in Israel and potential for a broader regional conflict, and the war in Ukraine and the imposition of additional sanctions and export controls in connection therewith), or pandemics, and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity; and other risks discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, all of which could cause actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

General Development and Description of Our Business
Enterprise Financial Services Corp, headquartered in Clayton, Missouri, is a financial holding company incorporated under Delaware law in December 1994. EFSC is the holding company for Enterprise Bank & Trust, a full-service financial institution offering banking and wealth management services to individuals and corporate clients primarily located in Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico, in addition to loan and deposit production offices throughout the United States. Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri 63105, and our telephone number is (314) 725-5500.

Our stated mission is “Guiding people to a lifetime of financial success.” We have established an accompanying corporate vision, “To be a company where our associates are proud to work, that delivers ease of navigation to our clients and value to our investors, while helping our communities flourish.” These tenets are fundamental to our business strategies and operations.

Our business objective is to generate attractive stockholder returns by providing comprehensive financial services primarily to privately-held businesses, their owner families, and other success-minded individuals. To achieve these objectives we have developed a business strategy that leverages a focused and relationship-oriented distribution and sales approach, with an emphasis on niche businesses, while maintaining prudent credit and interest rate risk management, opportunities for fee income, appropriate supporting technology, and controlling expenses. We believe this strategy allows us to maximize organic growth opportunities, which we supplement and enhance through disciplined growth through acquisition.

As described in greater detail below, the Company offers a broad range of business and personal banking services, including wealth management services. Lending services include C&I, CRE, real estate construction and development, residential real estate, SBA, and consumer loan products. A wide variety of deposit products, along with a complete suite of treasury management and international trade services, complement our lending capabilities.

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

Specialized lending and product niches – We have focused our lending activities in specialty markets where we believe our expertise and experience as a commercial lender provides advantages over other competitors. In addition, we have developed expertise in certain product niches. These specialty niche activities focus on the following areas:
•SBA 7(a). We have a team of experienced bankers in production offices across the country that originate loans through the SBA 7(a) program. These loans are primarily owner-occupied, CRE loans secured by a first lien. These loans predominantly have a 75% portion guaranteed by the SBA. By focusing on this specific product type, we have developed an expertise that differentiates us based upon speed and reliability of execution.
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

•Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of federal and state low income housing tax credits. In addition, we provide leveraged and other loans on projects funded through the U.S. Department of the Treasury Community Development Financial Institution (“Treasury CDFI”) New Markets Tax Credit (“NMTC”) Program. In 2024 and 2025, we were awarded $50.0 million and $80.0 million, respectively, in NMTC allocations from the Treasury CDFI. These were our seventh and eighth NMTC allocations, respectively, and brings the total amount of these allocations to $433.0 million. We will continue to participate in the application process for future awards, as well as serve as a secured lender to other allocatees.
•Tax Credit Brokerage. We have a minority ownership in a partnership that acquires, invests and sells, state low income housing tax credits. We lend to the partnership and receive interest income and fee income as projects close or credits are sold.

Deposit verticals – In addition to commercial operating accounts for our C&I clients, we offer deposit vertical accounts to clients in certain industries with complex account needs. Our focus areas include community associations, property management, legal industry and escrow services. These accounts are primarily demand accounts and have a low overall interest cost. Clients in our deposit vertical products will typically receive an earnings credit that is used to offset the cost of maintaining the deposit accounts. Payments made by the Company through the application of the earnings credit is reflected as a component of noninterest expense in the Consolidated Statement of Income.

Fee income business – We offer a broad range of treasury management products and services that benefit businesses ranging from large national clients to local businesses. Customized solutions and special product bundles are available to clients of all sizes. In response to ever increasing needs for data/information security and functional efficiency, we continue to offer cash management systems that employ mobile technology and fraud detection/mitigation services. We offer a wide range of fiduciary, investment management, and financial advisory services. We also offer client hedging products, international banking, card services and tax credit businesses that generate fee income. The Company also invests in certain private equity and SBIC investments that generate additional fee income.

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

Expense management – We manage expenses carefully through detailed budgeting and expense approval processes. Our success is gauged through the measurement of the “efficiency ratio.” The efficiency ratio is equal to noninterest expense divided by total revenue (tax-equivalent net interest income plus noninterest income).

Growth through Acquisitions – Disciplined strategic acquisitions have contributed significantly to the Company’s growth and expansion. In 2025, the Company expanded its presence in Arizona and Kansas City through an acquisition of 12 former First Interstate Bank branches (the “Branch Acquisition”) that added $292.0 million in loans and $609.5 million in deposits as of December 31, 2025.

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by multiple large financial and bank holding companies with substantial capital resources and lending capacity. We face competition not only from other financial holding companies and commercial banks, but also from credit unions, investment managers, insurers, brokerage firms, private credit, financial technology companies, and other providers of financial services and products. Strong competition for deposit and loan products affects the rates of those products, as well as the terms on which they are offered to clients.

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

The Company has securities registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company’s common stock is listed on the Nasdaq Global Select Market. The Company also has depositary shares, each representing a 1/40th interest in a share of the Company’s 5%, noncumulative perpetual preferred stock (“Series A Preferred Stock”), listed on the Nasdaq Global Select Market. Accordingly, the Company is subject to both SEC and Nasdaq listing standards.

The following is a summary description of the relevant laws, rules, and regulations governing banks and financial holding companies, including the Company. The description of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the related statutes and regulations.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors, the deposit insurance fund and the banking system as a whole, rather than for the protection of stockholders or creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate credit loss reserves for regulatory purposes. If federal or state regulatory authorities were to take the position that the Company has violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal corrective or enforcement actions could be taken against the Company and institution-affiliated parties (such as directors, officers, and agents). These enforcement actions could include an imposition of civil monetary penalties and could directly affect not only the Company and institution-affiliated parties but also the Company’s counterparties, stockholders, and creditors and its commitments, arrangements, or other dealings.

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

Financial Holding Company
As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well-managed and well-capitalized by the Federal Reserve, and the Bank must continue to be considered well-managed and well-capitalized by the FDIC, and have at least a “satisfactory” rating under the CRA. See “Liquidity and Capital Resources” in the MD&A for more information on our capital adequacy, and “Bank Subsidiary - CRA” below for more information on the CRA.

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

Support of Bank Subsidiary: Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength for the Bank and to commit capital and financial resources to support the Bank. The Dodd-Frank Act codified this longstanding policy by adopting a provision requiring, among other things, that bank holding companies serve as a source of strength for a subsidiary depository institution. Such financial and managerial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

Capital Adequacy: The Company is subject to capital requirements and standards established by the Federal Reserve (“Basel III Capital Rules”) that are applied on a consolidated basis. These requirements are substantially similar to those required of the Bank (summarized below).

Under the Basel III Capital Rules, capital instruments such as trust preferred securities and cumulative preferred shares have been phased out of tier 1 capital for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009, and have grandfathered as tier 1 capital such instruments issued by smaller entities prior to May 19, 2010 (provided they do not exceed 25% of tier 1 capital). At December 31, 2025, the Company had $93.6 million of trust preferred securities that are grandfathered under this provision. However, if the Company has total assets of $15 billion and acquires another bank, the trust preferred securities will no longer qualify as tier 1 instruments (but may be included in tier 2 capital).

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

Dividends, repurchases and redemptions on the Company’s capital stock (common and preferred) are prohibited under the terms of the junior subordinated debenture agreements (see “Item 8. Note 11 – Debt”) if the Company is in continuous default on its payment obligations, has elected to defer interest payments or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock are prohibited.

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

The prompt corrective action regulations do not apply to financial holding companies, such as EFSC. However, the Federal Reserve is authorized to take appropriate action at the financial holding company level, based upon the undercapitalized status of the financial holding company's depository institution subsidiaries. In certain instances, relating to an undercapitalized depository institution subsidiary, the financial holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the financial holding company, the guarantee would take priority over the financial holding company's general unsecured creditors, as described in “Support of Bank Subsidiary” above.

All of the Bank’s capital ratios were at levels that qualify it to be “well-capitalized” for regulatory purposes as of December 31, 2025 (see “Item 8. Note 13 – Regulatory Capital”).
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
In November 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of Silicon Valley Bank and Signature Bank. The special assessments were collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025. The first assessment period began January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In December 2025, the FDIC approved an interim final rule reducing the special assessment rate for the eighth and final collection quarter from 3.36 basis points to 2.97 basis points to minimize amounts collected in excess of the total estimated loss.

CFPB: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the CFPB. Depository institutions with more than $10 billion in assets, such as the Bank, are subject to examination by the CFPB.
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

The Bank is also subject to other laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting clients of financial institutions generally. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to such clients. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.
The Bank’s consumer-oriented activities are also subject to various states and local consumer protection laws analogous, and in addition, to those listed above which among other things, impose obligations relating to marketing, origination, servicing and collection activities in our consumer business. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, action by state and local attorneys general, and civil or criminal liability.
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

Transactions with Affiliates and Insiders: The Bank is subject to the provisions of Regulation W promulgated by the Federal Reserve, which encompasses Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Federal law also places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and must not involve more than the normal risk of repayment or present other unfavorable features.

CRA: The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC is required to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, but depository institutions may only receive CRA credit for certain types of lending and for lending, investments and services that support community development, as defined in the CRA regulations. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. If the Bank fails to maintain at least a "satisfactory" rating under the CRA, it would be subject to restrictions on certain new activities and acquisitions. Additionally, federal banking agencies may take compliance with fair lending laws and practices, including CRA into account when regulating and supervising other activities. The Bank has a satisfactory rating under CRA.

Prior to 2023, the last significant interagency revision to the CRA regulations occurred in 1995. In May 2022, federal bank regulatory agencies jointly issued a proposal to strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law. On October 24, 2023, the Federal Reserve, the FDIC, and the OCC (collectively, the “Agencies”) issued a final rule amending the Agencies’ CRA regulations with the objective to strengthen the achievement of the core purpose of the statute, and adapt to changes in the banking industry, including the expanded role of mobile and online banking. However, on July 16, 2025, due to litigation, the Agencies issued a joint notice of proposed rulemaking to rescind the 2023 CRA final rule and replace it with the 1995 CRA regulations that existed prior to the 2023 CRA final rule.

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

Anti-Money Laundering, Anti-Terrorism and Sanctions: The Bank Secrecy Act (the "BSA") requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence/know-your-customer documentation requirements. In June 2024, the United States Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) issued a proposed rule that would amend the anti-money laundering/countering the financing of terrorism (“AML/CFT”) program requirements for all financial institutions subject to the BSA with AML/CFT program obligations, including the Bank. The proposed rule would, among other things, require that (i) financial institutions have a risk assessment process to identify, evaluate, and document the financial institution’s money laundering, terrorist financing, and other illicit activity risks, and (ii) the risk assessment process must be updated on a periodic basis, including when certain material changes occur in the financial institution’s products, services, customer base, intermediaries, and geographic footprint. In July 2024, the OCC, the Federal Reserve, and the FDIC each proposed rules to amend their respective BSA compliance program rules to align with FinCEN’s June 2024 proposed rule. In December 2025, FinCEN issued a final rule to extend the effective date of the proposed rule from January 1, 2026 to January 1, 2028.

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

CRE Lending: The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of CRE loans. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and non-farm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. Guidance from the federal banking regulators on the risk posed by CRE lending concentrations prescribes guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk. These guidelines include concentrations in certain types of CRE that may warrant greater supervisory scrutiny: total reported loans for construction, land development, and other land represent 100% or more of the institutions total capital; or total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more in the prior 36 months.

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

Human Capital Management
We focus on creating an inclusive and transparent culture that celebrates teamwork and recognizes associates at all levels. We expect and encourage participation and collaboration, and understand we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting stockholder commitments and achieving exceptional standards of performance. We also believe in supporting our associates to prioritize their wellness.

Attracting and Retaining Talent. Our goal is to offer careers to our associates; not just jobs. At December 31, 2025, we employed 1,370 regular full-time and 48 part-time associates. We also employ seasonal/temporary associates and occasionally hire independent contractors for specific projects that require a highly specialized skill set or to provide additional resources during peak times, as needed.

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

In addition to base salary, approximately 68% of associates are eligible to participate in the Company’s Short Term Incentive Plan (“STIP”) program. Our STIP program is designed to align compensation with an associate’s performance in a given year. The program sets a performance level of short-term incentive awards that an associate is eligible to earn. The STIP target is defined as a percentage of base salary based on the associate’s grade level as determined by our Human Resources department.

As of January 1, 2026, our minimum wage is $17 per hour. The current minimum wage was instituted to maintain a competitive total rewards package that attracts and retains top talent. The determination for our minimum wage was made after extensive research, including reviewing the current market landscape both inside and outside of banking and financial services, and with feedback from leadership. Currently, 99% of our associates earn more than the minimum wage.

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

Associate Feedback. We conduct associate surveys to ensure we understand what is important to our associates. The adoption of a volunteer time-off policy and improvements to internal communication processes are examples of changes that have been made in response to survey results. Our efforts are being recognized. For the past eight years, the Bank has been included in the “Best Banks to Work for” by American Banker magazine for our dedication to employee satisfaction. In 2025, we were ranked sixth among similar financial institutions with more than $10 billion in assets.

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

Adverse developments affecting the banking industry, and resulting media coverage, could eroded client confidence in the banking system and could have a material effect on our operations and/or stock price.
The high-profile bank failures of early 2023 highlighted the uncertainty and concern around advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. In the event there is concern about the financial stability of the banking industry, there is a risk that clients may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could affect our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations.

Legal, Regulatory and Tax Risks
SBA lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.
Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (a “Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our clients to lenders who are Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to, changes to the level of guarantee provided by the federal government on SBA loans, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations, and financial condition. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a client defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the way the loan was originated, funded, or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency.

Changes in government regulation and supervision may increase our costs or impact our ability to operate in certain lines of business.
Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than stockholders. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change, including as a result of changes in U.S. presidential administrations that have different regulatory agendas, and could result in an adverse impact on our results of operations.

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

Our ACL may not be adequate to cover actual loan losses.
We maintain an ACL, which is a reserve established through a provision for credit losses charged to expense, that represents management’s estimate of probable losses within the existing loan portfolio. The allowance, in the judgment of management, is sufficient to reserve for estimated credit losses and risks inherent in the loan portfolio. We continue to monitor the adequacy of our loan credit allowance and may need to increase it if economic conditions or other factors deteriorate. In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the ACL (i.e., if the ACL is inadequate), we may need additional credit loss provisions to increase the allowance for loan losses. Additional provisions to increase the ACL, should they become necessary, would result in a decrease in net income and a reduction in capital, and may have a material adverse effect on our financial condition and results of operations.

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

We may incur impairments to goodwill.
As of December 31, 2025, we had $417 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Significant negative industry or economic trends, including a sustained decrease in the market price of our common stock, or reduced future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

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
Our business plan calls for continued efforts to increase our assets invested in commercial loans. Our commercial loans include loans secured by real estate (commercial property, construction and land and multi-family residential property). Commercial loans generally involve a higher degree of credit risk than residential mortgage loans due, in part, to their larger average size and less marketable collateral. In addition, unlike residential mortgage loans, commercial loans generally depend on the cash flow of the borrower’s business to service the debt. Adverse economic conditions or other factors affecting our target markets may have a greater adverse effect on us than on other financial institutions that have a more diversified client base. Increases in nonperforming commercial loans could result in operating losses, impaired liquidity and erosion of our capital, and could have a material adverse effect on our financial condition and results of operations. Credit market tightening could adversely affect our commercial borrowers through declines in their business activities and adversely impact their overall liquidity through the diminished availability of other borrowing sources or otherwise.

The ability of our borrowers to repay their loans may be adversely affected by an increase in market interest rates which could result in increased credit losses. These increased credit losses, where the Bank has retained credit exposure, could decrease our assets, net income and available cash.
The loans we make to our borrowers often bear interest at a variable interest rate. When market interest rates increase, the amount of revenue borrowers need to service their debt also increases. Some borrowers may be unable to make their debt service payments. As a result, an increase in market interest rates may increase the risk of loan default. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses, and an increase in loan charge-offs, all of these factors could impact allowance, earnings and/or capital levels.

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

Our C&I loans and sponsor finance loans are underwritten based primarily on cash flow, profitability and enterprise value of the client and are not fully covered by the value of tangible assets or collateral of the client. Consequently, if any of these transactions becomes nonperforming, we could experience significant losses.
Cash flow lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client, with the value of any tangible assets as secondary protection. In some cases, these loans may have more leverage than traditional bank debt. In the case of our senior cash flow loans, we generally take a lien on substantially all of a client’s assets, but the value of those assets is typically substantially less than the amount of money we advance to the client under a cash flow transaction. In addition, some of our cash flow loans may be viewed as stretch loans, meaning they may be at leverage multiples that exceed traditional accepted bank lending standards for senior cash flow loans. Thus, if a cash flow transaction becomes nonperforming, our primary recourse to recover some or all of the principal of our loan or other debt product would be to force the sale of all or part of the company as a going concern. Additionally, we may obtain equity ownership in a borrower as a means to recover some or all of the principal of our loan. The risks inherent in cash flow lending include, among other things:

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
We participate in and have previously been an “Allocatee” of the New Markets Tax Credit Program of the Treasury CDFI. Through this program, we provide our allocation to certain projects, which in turn for an equity investment from an investor in the project generate federal tax credits to those investors. This equity, coupled with any debt or equity from the project sponsor is in turn invested in a certified community development entity for a period of at least seven years. Community development entities must use this capital to make loans to, or other investments in, qualified businesses in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their qualified equity investment, credited at a rate of five percent in each of the first three years and six percent in each of the final four years. However, after the exhaustion of all cure periods and remedies, the entire credit is subject to recapture if the certified community development entity fails to maintain its certified status, or if substantially all of the equity investment proceeds associated with the tax credits we allocate are no longer continuously invested in a qualified business that meets the New Markets Tax Credit Program criteria, or if the equity investment is redeemed prior to the end of the minimum seven-year term. As part of these financing transactions, we as the parent to Enterprise Financial CDE, LLC, provide customary indemnities to the tax credit investors, which require us to indemnify and hold harmless the investors in the event a credit recapture event occurs, unless the recapture is a result of action or inaction of the investor. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. If this were to occur, the amount we may be required to pay a bank investor could be substantial and could have an adverse effect on our results of operations and financial condition.

If we fail to comply with requirements of the federal New Markets Tax Credit program, the Treasury CDFI could seek any remedies available under its Allocation Agreement with us, and we could suffer significant reputational harm and be subject to greater scrutiny from banking regulators.
Because we have been designated as an “Allocatee” under the New Markets Tax Credit Program, we are required to provide allocation fund qualifying projects under the New Markets Tax Credit Program, and we are responsible for monitoring those projects, ensuring their ongoing compliance with the requirements of the New Markets Tax Credit Program and satisfying the various recordkeeping and reporting requirements under the New Markets Tax Credit Program. If we default in our obligations under the New Markets Tax Credit Program, the U.S. Department of the Treasury may revoke our participation in any other CDFI Fund programs, reallocate the New Market Tax Credits that were originally allocated to us, and take any other remedial actions that it is empowered to take under the Allocation Agreement they have entered into with us with respect to the New Markets Tax Credit Program, with the full range of such remedies being unknown. If we were to default under the New Markets Tax Credit Program, we could suffer negative publicity in the communities in which we operate, and we could face greater scrutiny from federal and state bank regulators, especially with regard to our compliance with the CRA. These developments could have an adverse effect on our reputation, business, and financial condition.

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
The financial services sector is rapidly evolving due to technological innovations, with breakthroughs in areas like artificial intelligence, cloud computing, and other emerging technologies continuously producing new products and services to better serve their clients. In addition to better serving clients, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients using innovative methods, processes and technology to provide products and services that will satisfy client demands for convenience as well as to add efficiencies in our operations as we continue to grow and expand our market areas. Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture, that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. However, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

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
The acquisition of other financial services companies or assets, such as the Branch Acquisition we completed in 2025, present risks to us in addition to those presented by the nature of the business acquired. Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected results or cost savings.

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
We are headquartered in Missouri, but have branch locations in the Kansas City, Phoenix, Tucson, Los Angeles, and San Diego metropolitan areas, as well as Northern New Mexico, Florida and Nevada. Over time, we may acquire or open locations in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage personnel and business outside of the State of Missouri. If we are unable to manage these risks, our operations may be materially and adversely affected.

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
•actions by institutional stockholders;
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

The stock market and, in particular, the market for financial institution stocks, has historically experienced significant volatility. As a result, the market price of our common stock and depositary shares may be volatile. In addition, the trading volume in our common stock and depositary shares may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and our depositary shares and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified in this annual report and our other reports. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength or operating results. A significant decline in our stock or depositary share prices could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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
We have outstanding preferred stock and subordinated debentures issued to statutory trust subsidiaries, which have issued and sold preferred securities in the Trusts to investors. These instruments prohibit the payment of dividends on our common stock in certain situations. See “Item 1. Business – Supervision and Regulation - Financial Holding Company - Dividend Restrictions and Stock Repurchases” for additional information.

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
Provisions of Delaware law and of our certificate of incorporation, as amended, and bylaws, as well as various provisions of federal and Missouri state law applicable to bank and bank holding companies, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our Board of Directors. Additionally, our certificate of incorporation, as amended, authorizes our Board of Directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal. In the event of a proposed merger, tender offer or other attempt to gain control of the Company, our Board of Directors would have the ability to readily issue available shares of preferred stock as a method of discouraging, delaying or preventing a change in control of the Company. Such issuance could occur regardless of whether our stockholders favorably view the merger, tender offer or other attempt to gain control of the Company. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interests of our stockholders. Although we did not issue any additional shares of our authorized preferred stock in the current year, there can be no assurance that the Company will not do so in the future.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Governance
Our Information Security (“IS”) Program consists of policies, procedures and guidelines to ensure the security, availability and confidentiality of client information. The IS Program is led by our Chief Information Security Officer (“CISO”) under the direction of the Chief Administrative Officer and is subject to additional management oversight by our Operations Technology Committee. The CISO has over 20 years of experience in cybersecurity and is a licensed attorney in both Missouri and Illinois. He currently holds multiple professional security certifications that include ISC2 Certified Information System Security Professional and Certified Cloud Security Professional, ISACA Certified Information Security Manager and EC-Council Certified Ethical Hacker. The Chief Administrative Officer is a licensed CPA in the state of Missouri. Prior to his appointment as Chief Administrative Officer, he served at Enterprise in senior finance roles within the Company, including Senior Vice President and Controller, and Chief Financial Officer of the Bank. The Operations Technology Committee is a management committee with overall responsibility for monitoring the systems, policies and procedures for our loan, deposit and wealth management business operations. This includes the framework used to identify and prevent cyberattacks or breaches. The Operations Technology Committee chair reports committee activities into the Risk Committee of the Board. Additionally, the CISO is a member of this committee, as well as the Risk Oversight, Sustainability and Disclosure Committees, and advises these committees on risks and opportunities related to information security, including data privacy.

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

ITEM 2: PROPERTIES

Our executive offices are located at 150 North Meramec Avenue, Clayton, Missouri, 63105. As of December 31, 2025, we utilized banking locations and administrative offices throughout our market areas of Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico. Additionally, the Company has a limited network of loan production offices and deposit production offices in various other states. We own or lease our facilities and believe all of our properties are in good condition to meet our business needs.

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

For more information on our legal proceedings, see “Item 8. Note 12 – Litigation and Other Contingencies” in this Annual Report on Form 10-K.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock
The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “EFSC.” As of February 25, 2026, the Company had 1,422 registered stockholders of common stock. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividends
The Company paid quarterly cash dividends on common stock in each of 2025, 2024 and 2023 and anticipates continuing to pay comparable dividends. Total dividends paid per common share were $1.22 in 2025, $1.06 in 2024 and $1.00 in 2023. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our stockholders.

Our ability to pay dividends is substantially dependent upon the ability of our subsidiaries to pay cash dividends to us. Information on regulatory restrictions on our ability to pay dividends is set forth in “Part I, Item 1. Business - Supervision and Regulation - Financial Holding Company - Dividend Restrictions and Stock Repurchases.” The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to our common stock.

Recent Sales of Unregistered Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
October 1, 2025 through October 31, 2025	—	$—	—	1,181,483
November 1, 2025 through November 30, 2025	67,000	52.64	67,000	1,114,483
December 1, 2025 through December 31, 2025	—	—	—	1,114,483
Total	67,000	$52.64	67,000

(a) In May 2022, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2020 through December 31, 2025. The graph compares the Company’s common stock with the Nasdaq Composite Index (U.S. companies) and the S&P Regional Banks Select Industry Index.

The graph assumes an investment of $100.00 in the Company’s common stock and each index at the respective closing price on December 31, 2020 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

Total Return Performance
250
225
200
175
150
125
100
75
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Enterprise Financial Services Corp
Nasdaq Composite Index
S&P Regional Banks Select Industry Index

	Period ending December 31,
Index	2020	2021	2022	2023	2024	2025
Enterprise Financial Services Corp	$100.00	$138.15	$146.47	$136.70	$176.77	$172.97
Nasdaq Composite Index	$100.00	$142.60	$177.25	$118.16	$166.15	$221.45
S&P Regional Banks Select Industry Index	$100.00	$140.64	$119.89	$110.98	$132.20	$146.25

*Source: S&P Global Market Intelligence. Used with permission. All rights reserved.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company by focusing on changes in certain key measures from year to year. It should be read in conjunction with the Consolidated Financial Statements and related Notes contained in “Item 8. Financial Statements and Supplementary Data,” and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1. A detailed discussion comparing 2024 and 2023 results is incorporated herein by reference to Item 7 of the Company’s 2024 Annual Report on Form 10-K filed on February 28, 2025.

Executive Summary
The Company offers a broad range of business and personal banking services including wealth management. Lending services include C&I, CRE, real estate construction and development, residential real estate, specialty, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

The Company’s financial condition, operating results and liquidity in 2025 continued to be impacted by monetary policy actions. The Federal Reserve decreased the target federal funds rate 75 basis points in 2025, following a 100 basis point decrease in 2024. This follows the period of 2022 to 2023 when the Federal Reserve increased the target federal funds rate 525 basis points.

Financial Performance Highlights
Below are highlights of our financial performance for the years ended December 31, 2025, 2024 and 2023.

($ in thousands, except per share data)	At or for the year ended December 31,
	2025	2024	2023
EARNINGS
Total interest income	$888,410	$851,051	$764,919
Total interest expense	261,672	282,955	202,327
Net interest income	626,738	568,096	562,592
Provision for credit losses	26,337	21,508	36,605
Net interest income after provision for credit losses	600,401	546,588	525,987
Total noninterest income	113,123	69,703	68,725
Total noninterest expense	429,807	385,047	348,186
Income before income tax expense	283,717	231,244	246,526
Income tax expense	82,343	45,978	52,467
Net income	$201,374	$185,266	$194,059
Preferred dividends	3,750	3,750	3,750
Net income available to common stockholders	$197,624	$181,516	$190,309

Basic earnings per common share	$5.34	$4.86	$5.09
Diluted earnings per common share	$5.31	$4.83	$5.07

Return on average assets	1.24%	1.25%	1.41%
Adjusted return on average assets[1]	1.23%	1.26%	1.41%
Return on average common equity	10.58%	10.60%	12.27%
Adjusted return on average common equity[1]	10.45%	10.71%	12.35%
Return on average tangible common equity[1]	13.34%	13.58%	16.25%
Adjusted return on average tangible common equity[1]	13.17%	13.71%	16.35%
Net interest margin (tax-equivalent)	4.21%	4.16%	4.43%
Efficiency ratio	58.09%	60.37%	55.15%
Core efficiency ratio[1]	59.32%	58.42%	53.42%
Common dividend payout ratio[2]	22.98%	21.95%	19.72%
Book value per common share	$53.22	$47.37	$43.94
Tangible book value per common share[1]	$41.37	$37.27	$33.85
Average common equity to average assets	11.53%	11.54%	11.24%
Tangible common equity to tangible assets[1]	9.07%	9.05%	8.96%

ASSET QUALITY
Net charge-offs	$24,302	$17,450	$38,044
Nonperforming loans	82,809	42,687	43,728
Nonaccrual loans	81,180	42,667	43,181
Nonperforming assets	164,353	46,642	49,464
Classified assets	410,485	193,838	185,389
Total assets	17,300,884	15,596,431	14,518,590
Total loans	11,800,338	11,220,355	10,884,118
Classified assets to total assets	2.37%	1.24%	1.28%
Nonperforming loans to total loans	0.70%	0.38%	0.40%
Nonperforming assets to total assets	0.95%	0.30%	0.34%
ACL on loans to total loans	1.19%	1.23%	1.24%
Net charge-offs to average loans	0.21%	0.16%	0.37%
1Non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”
2Dividends per common share divided by diluted earnings per common share.

2025 Financial Highlights
During 2025, we noted the following significant developments:

•The Company had a return on average assets of 1.24%. This drove a 11.0% increase in tangible book value per share in 2025.

•Dividends paid in 2025 of $1.22 per share increased $0.16 per share, or 15%, compared to $1.06 per share in 2024.

•The Company repurchased 258,739 shares of its common stock at a weighted-average share price of $54.60.

•The Bank acquired 12 branches from First Interstate Bank, including certain deposits and loans, and the owned real estate and fixed and other assets associated with the 12 branches. The Company acquired $609 million in deposits, and certain, mostly commercially-oriented loans with outstanding balances of approximately $292 million as of December 31, 2025. The transaction added 10 branches in Arizona and two branches in Kansas City, and expands the Company’s presence in those markets.

•A solar provider from which the Company had purchased $24.1 million of transferrable solar tax credits declared bankruptcy. The bankrupt solar provider indirectly owned, through a complex structure of multiple entities, the solar projects generating the tax credits that the Company purchased. As part of the bankruptcy, the bankrupt solar provider sold and transferred equity interests in certain of those entities. As a result of this transfer, the $24.1 million of solar tax credits purchased by the Company were recaptured. The Company previously purchased an insurance policy to insure against recapture risk and anticipates proceeds from the insurance policy to cover the $24.1 million of recaptured tax credits and approximately $8.0 million of incremental tax liability attributable to the anticipated insurance proceeds from the insured recaptured credits.

•The Company redeemed $63.3 million of subordinated debt that had a floating rate of three-month Term SOFR plus a spread of 5.66%. The redemption was funded through the issuance of a $63.3 million senior note at a rate of one-month Term SOFR plus a spread of 2.50%.

The Company noted the following trends during 2025:

•The Company reported net income of $201.4 million, or $5.31 per diluted share for 2025, compared to $185.3 million, or $4.83 per diluted share for 2024. PPNR1 for 2025 was $274.7 million, compared to $255.2 million in 2024. PPNR ROAA1 for 2025 and 2024 was 1.70% and 1.72%, respectively. The increase in PPNR1 was primarily due to higher net interest income that benefited from an organic increase in average interest-earning asset balances and liquidity provided through the Branch Acquisition, and lower rates paid on interest-bearing liabilities. These increases were partially offset by an increase in noninterest expense due to the Branch Acquisition, merit increases, higher headcount and higher deposit costs from growth in the deposit verticals.

•Net interest income was $626.7 million, an increase of $58.6 million over the prior year. NIM increased to 4.21% in 2025, from 4.16% in 2024, primarily due to higher average loan and securities balances, higher yields on the securities portfolio, and lower short-term interest rates that decreased deposit interest expense. Average loans and securities increased $472.6 million and $753.8 million, respectively, compared to 2024. While the decline in market interest rates reduced the yield on loans 28 basis points, the yield on securities increased 51 basis points compared to 2024. The total cost of deposits was 1.77% in 2025 compared to 2.12% in 2024.
1 PPNR, PPNR ROAA, and the core efficiency ratio are non-GAAP measures. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

•Noninterest income was $113.1 million, an increase of $43.4 million from $69.7 million in 2024. Noninterest income in 2025 includes $32.1 million of anticipated insurance proceeds from a pending claim related to a recapture event during the third quarter 2025 with respect to a $24.1 million solar tax credit. There is an offsetting amount of $32.1 million in income tax expense related to the solar tax credit recapture.

•Noninterest expense was $429.8 million in 2025, a 12% increase from $385.0 million in 2024. The increase in noninterest expense was primarily from higher deposit costs due to an increase in average deposit vertical balances, an increase in compensation due an expanded associate base and the onboarding of the associates from the fourth quarter 2025 Branch Acquisition, along with other expenses related to the Branch Acquisition. The increase was partially offset by a $4.9 million decline in core conversion expenses due to the completion of the core implementation in the fourth quarter 2024. The core efficiency ratio1 was 59.3% in 2025, compared to 58.4% in 2024.

2024 Financial Highlights
During 2024, noted the following significant developments:

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

RESULTS OF OPERATIONS
Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax-equivalent basis. Average balances are presented on a daily average basis.

	Year ended December 31,
	2025			2024			2023
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,463,410	$755,222	6.59%	$10,990,774	$755,448	6.87%	$10,324,951	$688,439	6.67%
Taxable securities	2,057,017	83,734	4.07	1,512,132	53,167	3.52	1,320,664	40,920	3.10
Non-taxable securities[2]	1,209,424	43,623	3.61	1,000,558	31,963	3.19	970,888	30,209	3.11
Total securities	3,266,441	127,357	3.90	2,512,690	85,130	3.39	2,291,552	71,129	3.10
Interest-earning deposits	418,980	17,566	4.19	368,221	18,918	5.14	260,214	13,430	5.16
Total interest-earning assets	15,148,831	900,145	5.94	13,871,685	859,496	6.20	12,876,717	772,998	6.00
Noninterest-earning assets	1,050,172			970,005			928,519
Total assets	$16,199,003			$14,841,690			$13,805,236

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,311,368	$68,932	2.08%	$3,033,616	$76,932	2.54%	$2,559,238	$46,976	1.84%
Money market accounts	3,730,110	113,286	3.04	3,494,497	127,651	3.65	3,043,794	92,976	3.05
Savings accounts	535,021	724	0.14	567,147	1,261	0.22	668,368	975	0.15
Certificates of deposit	1,533,608	58,156	3.79	1,371,009	58,764	4.29	1,198,551	42,796	3.57
Total interest-bearing deposits	9,110,107	241,098	2.65	8,466,269	264,608	3.13	7,469,951	183,723	2.46
Subordinated debentures and notes	135,809	9,543	7.03	156,260	10,497	6.72	155,702	9,781	6.28
FHLB advances	75,027	3,422	4.56	30,363	1,691	5.57	54,615	2,752	5.04
Securities sold under agreements to repurchase	201,001	5,829	2.90	164,959	5,667	3.44	168,745	3,647	2.16
Other borrowings	56,610	1,780	3.14	37,833	492	1.30	71,738	2,424	3.38
Total interest-bearing liabilities	9,578,554	261,672	2.73	8,855,684	282,955	3.20	7,920,751	202,327	2.55
Noninterest-bearing liabilities:
Demand deposits	4,525,761			4,042,368			4,131,163
Other liabilities	155,194			159,463			130,201
Total liabilities	14,259,509			13,057,515			12,182,115
Stockholders' equity	1,939,494			1,784,175			1,623,121
Total liabilities & stockholders’ equity	$16,199,003			$14,841,690			$13,805,236
Net interest income		$638,473			$576,541			$570,671
Net interest spread			3.21%			3.00%			3.45%
Net interest margin			4.21%			4.16%			4.43%

1Average balances include nonaccrual loans. Interest income includes loan fees of $7.0 million, $9.6 million, and $13.8 million for the years ended December 31, 2025, 2024, and 2023 respectively.

2Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $11.7 million, $8.4 million, and $8.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2025 compared to 2024			2024 compared to 2023
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$31,919	$(32,145)	$(226)	$45,473	$21,536	$67,009
Taxable securities	21,260	9,307	30,567	6,347	5,900	12,247
Non-taxable securities[3]	7,204	4,456	11,660	936	818	1,754
Interest-earning deposits	2,402	(3,754)	(1,352)	5,549	(61)	5,488
Total interest-earning assets	62,785	(22,136)	40,649	58,305	28,193	86,498

Interest paid on:
Interest-bearing demand accounts	$6,617	$(14,617)	$(8,000)	$9,794	$20,162	$29,956
Money market accounts	8,192	(22,557)	(14,365)	14,928	19,747	34,675
Savings accounts	(68)	(469)	(537)	(165)	451	286
Certificates of deposit	6,562	(7,170)	(608)	6,674	9,294	15,968
Subordinated debentures and notes	(1,421)	467	(954)	35	681	716
FHLB advances	2,086	(355)	1,731	(1,326)	265	(1,061)
Securities sold under agreements to repurchase	1,126	(964)	162	(84)	2,104	2,020
Other borrowed funds	334	954	1,288	(839)	(1,093)	(1,932)
Total interest-bearing liabilities	23,428	(44,711)	(21,283)	29,017	51,611	80,628
Net interest income	$39,357	$22,575	$61,932	$29,288	$(23,418)	$5,870

[1]Change in volume multiplied by yield/rate of prior period.
[2]Change in yield/rate multiplied by volume of prior period.
[3]Nontaxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax-equivalent basis) was $638.5 million for 2025, compared to $576.5 million for 2024, an increase of $61.9 million. The increase in net interest income in 2025 was primarily due to higher average interest-earning asset balances and a decrease in the average rates paid on interest-bearing liabilities.

Total tax-equivalent interest income of $900.1 million increased $40.6 million in 2025 primarily due to a $42.2 million increase in interest income from investment securities. Higher interest income on investment securities was primarily due to a $753.8 million increase in average securities balances and a 51 basis point increase in yield on investment securities. Average securities represented 22% and 18% of earnings assets for 2025 and 2024, respectively. Average loan balances increased $472.6 million during the year primarily from organic loan growth and the Branch Acquisition, partially offset by a 28 basis point decrease in loan yield resulting in a $0.2 million decrease in loan interest income.

Overall, average interest-earning assets increased $1.3 billion, or 9%, to $15.1 billion for the year ended December 31, 2025. Excess liquidity provided through the Branch Acquisition was deployed into the securities portfolio and other interest-earning assets. Volume growth of the balance sheet drove an increase in interest income on earning assets of $62.8 million, partially offset by a decrease of $22.1 million in yield on interest-earning assets in 2025 compared to 2024.

Total interest expense decreased $21.3 million in 2025 primarily due to decreased rates paid on interest-bearing liabilities. The decrease in deposit interest expense reflects lower rates paid on deposits, partially offset by successful marketing efforts and acquired deposits in connection with the Branch Acquisition that increased average deposit balances. Total average interest-bearing deposits increased to $9.1 billion, an increase of $643.8 million, or 8%, in 2025 over the average for 2024. Average noninterest-bearing deposits increased $483.4 million, or 12%, in 2025 compared to the average for 2024. Average noninterest-bearing deposits represented 33% of total average deposits in 2025, compared to 32% in 2024. Overall, average interest-bearing liabilities increased $722.9 million, or 8%, for the year ended December 31, 2025 as compared to the prior year end. The increase in the average balance of interest-bearing liabilities increased interest expense in 2025 by $23.4 million, which was partially offset by the decrease in the average cost of interest-bearing liabilities that decreased interest expense $44.7 million in 2025.

The tax-equivalent net interest margin was 4.21% for 2025, compared to 4.16% for 2024. The primary driver of the increase in net interest margin from 2024 to 2025 was lower interest expense on the deposit portfolio. Since September 2024, the Federal Reserve has reduced the federal funds target rate 175 basis points. As of December 31, 2025, variable-rate loans comprised approximately 60% of total loans. The earning-asset yield decreased 26 basis points to 5.94% in 2025, compared to 6.20% in 2024. Comparatively, the cost of interest-bearing liabilities decreased 47 basis points to 2.73%, from 3.20% in 2024.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for each of the years in the three-year period ended December 31, 2025:

	Year ended December 31,			Change from
($ in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Deposit service charges	$19,376	$18,344	$16,559	$1,032	$1,785
Wealth management revenue	10,456	10,452	10,030	4	422
Card services revenue	9,995	9,966	10,028	29	(62)
Tax credit income	7,697	8,954	9,196	(1,257)	(242)
Anticipated insurance recoveries	32,112	—	—	32,112	—
Other income	33,487	21,987	22,912	11,500	(925)
Total noninterest income	$113,123	$69,703	$68,725	$43,420	$978

Noninterest income increased $43.4 million, or 62%, in 2025 compared to 2024. The increase in noninterest income was primarily due to $32.1 million of anticipated insurance proceeds from a third quarter 2025 pending claim related to a recapture event with respect to a solar tax credit that the Company purchased and applied to prior taxable periods. Excluding this item, noninterest income increased primarily due to an $11.5 million increase in other income. Other income increased primarily due to higher BOLI income ($3.7 million), an increase in gains on the sale of SBA loans ($2.8 million), and an increase in net gain on OREO ($3.2 million). Private equity and community development income are not consistent sources of income and fluctuate based on distributions and earnings from the underlying funds. In 2025, the Company sold the guaranteed portion of SBA 7(a) loans of $78.2 million for a gain of $4.2 million, compared to $23.1 million and $1.4 million, respectively, in 2024.

Noninterest Expense
The following table presents a comparative summary of the components of noninterest expense:

	Year ended December 31,			Change from
($ in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Employee compensation and benefits	$198,666	$182,713	$164,566	$15,953	$18,147
Deposit costs	103,231	88,645	72,293	14,586	16,352
Occupancy	20,154	17,231	16,526	2,923	705
Data processing	20,239	19,671	15,196	568	4,475
Professional fees	9,605	6,257	5,719	3,348	538
Other expenses	77,912	70,530	73,886	7,382	(3,356)
Total noninterest expense	$429,807	$385,047	$348,186	$44,760	$36,861

Efficiency ratio	58.1%	60.4%	55.2%	(2.3)%	5.2%
Core efficiency ratio[1]	59.3%	58.4%	53.4%	0.9%	5.0%

1 A non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

Noninterest expense increased $44.8 million, or 12%, in 2025 compared to 2024. The increase was attributed primarily to an increase in compensation and benefits due to annual merit increases, an expanded associate base, the onboarding of the associates from the Branch Acquisition, and the recruitment of new relationship bankers. The total cost of the Branch Acquisition in noninterest expense was $3.7 million in 2025. The increase from 2024 was also primarily due to a $14.6 million increase in deposit costs due to an increase in average deposit vertical balances. For certain deposit accounts in the Company’s deposit verticals, clients receive an earnings credit allowance on average collected balances that may be used to offset expenses associated with the client’s activities for managing the accounts. These costs are reflected in noninterest expense as deposit costs. Average balances in the deposit verticals were approximately $3.8 billion and $3.1 billion, resulting in an average deposit vertical cost of 2.75% and 2.82% for 2025 and 2024, respectively.

Income Taxes
As part of the normal, ongoing review of state tax apportionment, the Company's state statutory tax rate was increased in the fourth quarter. Due to the increase, the Company’s blended federal and state tax rate was approximately 25.1% in 2025, compared to 24.8% in 2024. Included in tax expense during 2025 was $24.1 million in recaptured tax credits as discussed above and approximately $8.0 million of incremental tax liability attributable to the anticipated insurance proceeds from the insured recaptured credits. Excluding the impact of the recaptured tax credits and related insurance proceeds, the adjusted effective tax rate2 for 2025, after adjusting for permanent tax differences such as tax exempt income and tax credits, is approximately 20.0% compared to 19.9% in 2024. See “Item 8. Note 15 – Income Taxes” for additional information.

2 Adjusted effective tax rate is a non-GAAP measure. A reconciliation has been included in this MD&A section under the caption “Use of Non-GAAP Financial Measures.”

FINANCIAL CONDITION

Summary Balance Sheet

($ in thousands)	December 31,			% Increase (Decrease)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Cash and cash equivalents	$681,902	$764,170	$433,029	(10.77)%	76.47%
Securities	3,729,992	2,791,205	2,368,707	33.63%	17.84%
Loans	11,800,338	11,220,355	10,884,118	5.17%	3.09%
Assets	17,300,884	15,596,431	14,518,590	10.93%	7.42%
Deposits	14,609,342	13,146,492	12,176,371	11.13%	7.97%
Liabilities	15,261,498	13,772,429	12,802,522	10.81%	7.58%
Stockholders’ equity	2,039,386	1,824,002	1,716,068	11.81%	6.29%

The table below represents the summary balance sheet shown as a percentage of account class (total assets, total liabilities or total stockholders’ equity), as applicable:

	December 31,
	2025	2024	2023
Cash and cash equivalents to total assets	3.94%	4.90%	2.98%
Securities to total assets	21.56%	17.90%	16.31%
Loans to total assets	68.21%	71.94%	74.97%
Deposits to total liabilities	95.73%	95.46%	95.11%

Assets
Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector other than those noted in the table of loans by NAICS code below; however, a substantial portion of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market. Included in total loans at December 31, 2025 are $292.0 million of loans from the Branch Acquisition.

The following table sets forth the composition of the loan portfolio by type of loans:

	December 31,
($ in thousands)	2025(1)	2024
C&I	$5,231,616	$4,716,689
CRE - investor owned	2,984,858	2,606,964
CRE - owner occupied	2,468,963	2,367,823
Construction and land development	687,584	891,059
Residential real estate	367,682	359,263
Consumer	59,635	278,557
Total loans	$11,800,338	$11,220,355

(1)Certain loans were reclassified from Consumer and into other categories in 2025. Prior period amounts were not adjusted.

	December 31,
	2025	2024
C&I	44.3%	42.0%
CRE - investor owned	25.3%	23.2%
CRE - owner occupied	20.9%	21.1%
Construction and land development	5.9%	8.0%
Residential real estate	3.1%	3.2%
Consumer	0.5%	2.5%
Total loans	100.0%	100.0%

C&I loans are made based on the borrower’s ability to generate cash flows for repayment from income sources, general credit strength, experience, and character, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.

The Company continues to focus on originating high-quality C&I loan relationships as they allow for cross selling opportunities involving other banking products. Our specialized products, especially sponsor finance, life insurance premium financing, and tax credit lending, consist of primarily C&I loans, and have contributed significantly to the Company’s C&I loan growth. These loans are sourced through relationships developed with wealth and estate planning firms, private equity funds and tax credit specialists and are not bound geographically to our markets. As a result, these specialized loan products offer opportunities to expand and diversify our overall geographic concentration by entering into new markets. C&I also represents loans to state and political subdivisions, loans to nondepository financial institutions, and loans to purchase, or are fully secured by, investment securities.

Real estate loans place an emphasis on the estimated cash flows from the operation of the property and/or the underlying collateral value.

•Our CRE loans, including investor-owned and owner-occupied categories, primarily represent commercial property loans on which the primary source of repayment is income from the property for investor-owned and the operating business for owner-occupied. These loans are principally underwritten based on the cash flow coverage of the property, the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit. The Company also maintains standards for amortization and maturity terms. CRE loans also represent owner-occupied C&I loans for which the primary source of repayment is dependent on sources other than the underlying collateral. In an effort to mitigate credit risk, the Company routinely reviews its loan portfolio for various concentrations. Annually, management prepares an assessment of credit risk in the various loan portfolios, with a significant portion of the commercial loan portfolio subject to review. These reviews consider the Company’s collateral position as well as exposure to a given industry sector. The Company performs site visits as part of the underwriting process, in addition to stress tests for vacancy, rental and interest rates on certain property types. The Company believes that the loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry, geography or devaluation of a specific collateral type.

•Construction and land development loans relating primarily to residential and commercial properties, represent financing secured by real estate under development for eventual sale or undeveloped ground. At December 31, 2025, $378.5 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the loan officer and a centralized independent loan disbursement function.

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

Consumer loans represent loans to individuals. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination and thereafter.

The following table presents a breakdown of loans by NAICS code at the periods indicated:

	December 31,
	2025		2024
($ in thousands)	Outstanding Balance	%	Outstanding Balance	%
Accommodation and food services	$995,727	8%	$1,052,105	9%
Administrative and support and waste management and remediation services	217,833	2%	207,003	2%
Agriculture, forestry, fishing and hunting[1]	106,535	1%	141,339	1%
Arts, entertainment, and recreation	143,315	1%	139,256	1%
Construction	635,854	5%	584,421	5%
Educational services	49,753	NM	49,942	NM
Finance and insurance	2,540,455	22%	2,252,420	20%
Health care and social assistance	678,129	6%	612,767	5%
Information	75,033	1%	68,839	1%
Management of companies and enterprises	65,127	1%	91,890	1%
Manufacturing	812,042	7%	750,480	7%
Mining, quarrying, and oil and gas extraction	15,872	NM	5,494	NM
Other services (except public administration)	547,447	5%	556,325	5%
Professional, scientific, and technical services	334,802	3%	311,160	3%
Public administration	13,156	NM	11,889	NM
Real estate and rental and leasing	3,091,499	26%	2,904,153	26%
Retail trade	602,440	5%	561,932	5%
Transportation and warehousing	254,049	2%	286,906	3%
Utilities	27,097	NM	7,139	NM
Wholesale trade	524,525	4%	517,761	5%
Other	69,648	1%	107,134	1%
Total loans	$11,800,338	100%	$11,220,355	100%

[1]Includes $40.6 million and $54.2 million in animal production at December 31, 2025, and 2024, respectively and $53.4 million and $69.4 million in crop production at December 31, 2025, and 2024, respectively.

At December 31, 2025 and 2024, the Company had an agricultural loan portfolio of $69.3 million and $121.8 million, respectively. The Company continues to wind down this portfolio over time as the loans mature or pay down. The Company does not intend to enter into new agricultural loans.

The following table presents a breakdown of C&I loans by size at the periods indicated:

	December 31,
	2025			2024
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,828	$927,862	$328	2,582	$864,511	$335
$2-5 million	347	1,110,868	3,201	343	1,114,922	3,251
$5-10 million	173	1,197,912	6,924	145	1,001,137	6,904
>$10 million	105	1,994,974	19,000	95	1,736,119	18,275
Total	3,453	$5,231,616	$1,515	3,165	$4,716,689	$1,490

The following table presents a breakdown of CRE loans (investor owned and owner occupied) by size at the periods indicated:

	December 31,
	2025			2024
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	2,925	$1,760,971	$602	2,958	$1,792,813	$606
$2-5 million	481	1,478,057	3,073	443	1,363,797	3,079
$5-10 million	136	946,589	6,960	114	765,059	6,711
>$10 million	74	1,268,204	17,138	65	1,053,118	16,202
Total	3,616	$5,453,821	$1,508	3,580	$4,974,787	$1,390

The Company had $574.8 million and $513.7 million of investor owned office real estate loans as of December 31, 2025 and 2024, respectively. The Company also had $399.0 million and $322.5 million of multifamily CRE loans as of December 31, 2025 and 2024, respectively.

The following table presents a breakdown of construction loans by size at the periods indicated:

	December 31,
	2025			2024
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	284	$124,221	$437	303	$128,236	$423
$2-5 million	42	128,749	3,065	52	162,936	3,133
$5-10 million	15	107,813	7,188	27	201,108	7,448
>$10 million	21	326,801	15,562	25	398,779	15,951
Total	362	$687,584	$1,899	407	$891,059	$2,189

The following table presents a breakdown of residential loans by size at the periods indicated:

	December 31,
	2025			2024
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	1,998	$283,183	$142	2,000	$275,321	$138
$2-5 million	17	57,858	3,403	19	62,409	3,285
$5-10 million	4	26,641	6,660	3	21,533	7,177
Total	2,019	$367,682	$182	2,022	$359,263	$178

The following table presents a breakdown of consumer loans by size at the periods indicated:

	December 31,
	2025(1)			2024
($ in thousands)	Number of Loans	Outstanding Balance	Average Balance	Number of Loans	Outstanding Balance	Average Balance
<$2 million	922	$57,134	$62	1,023	$92,471	$90
$2-5 million	1	2,501	2,501	20	65,074	3,254
$5-10 million	—	—	—	6	38,714	6,453
>$10 million	—	—	—	4	82,298	20,574
Total	923	$59,635	$65	1,053	$278,557	$265

(1)Certain loans were reclassified from Consumer and into other categories in 2025. Prior period amounts were not adjusted.

The following table presents a breakdown of total loans by geographic region at the periods indicated:

	December 31,
($ in thousands)	2025	2024
Midwest	$3,372,474	$3,201,313
Southwest	2,229,070	1,784,824
West	1,883,236	1,855,380
Specialty and Consumer loans	4,315,558	4,378,838
Total	$11,800,338	$11,220,355

The following table presents a breakdown of total loans by MSA, excluding specialty and consumer loans, at the periods indicated:

	December 31,
($ in thousands)	2025	2024
St. Louis, MO-IL MSA	$2,203,659	$2,225,856
Los Angeles-Long Beach-Santa Ana, CA MSA	1,318,397	1,557,990
Phoenix-Mesa-Chandler, AZ MSA	1,254,713	993,239
Kansas City, MO-KS MSA	1,038,226	975,457
San Diego-Carlsbad-San Marcos, CA MSA	564,038	297,359
Dallas-Fort Worth-Arlington, TX MSA	279,196	185,242
Albuquerque, NM MSA	216,130	211,642
Santa Fe, NM MSA	169,771	151,883
Las Vegas-Paradise, NV MSA	236,047	165,485
Tucson-Nogales, AZ MSA	69,564	—
All other MSAs	135,039	77,364
Specialty and Consumer loans	4,315,558	4,378,838
Total	$11,800,338	$11,220,355

Loan guarantees, primarily on SBA 7(a) loans, totaled $960.1 million and $947.7 million at December 31, 2025 and 2024, respectively.

The following table sets forth additional information on certain categories of loans that are included in total loans above at the periods indicated:

($ in thousands)	December 31, 2025	December 31, 2024	Increase (decrease)
SBA loans	$1,262,456	1,298,007	$(35,551)	(3)%
Sponsor finance	694,905	782,722	(87,817)	(11)%
Life insurance premium finance	1,187,128	1,114,299	72,829	7%
Tax credits	802,818	760,229	42,589	6%

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

SBA loans are originated under the SBA 7(a) program and are primarily owner-occupied, CRE loans secured by a 1st lien. These loans predominantly have a 75% portion guaranteed by the SBA.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2025, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

The following table presents the maturity distribution of loans at December 31, 2025 categorized by fixed or variable interest rates, net of unearned loan fees:

($ in thousands)	Due in One Year or Less (1)	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total	Percent of Total Loans
Fixed rate loans
C&I	$114,325	$1,036,964	$282,917	$13,419	$1,447,625	12%
Real estate:
Commercial	589,463	1,843,501	316,639	278,636	3,028,239	26%
Construction and land development	28,114	58,563	84	4,999	91,760	1%
Residential	37,295	84,957	21,424	13,160	156,836	1%
Consumer	2,618	2,915	17,862	25,581	48,976	NM
Total	$771,815	$3,026,900	$638,926	$335,795	$4,773,436	40%
Variable rate loans
C&I	$1,409,356	$2,062,589	$295,494	$16,552	$3,783,991	32%
Real estate:
Commercial	243,460	680,343	409,149	1,092,630	2,425,582	21%
Construction and land development	197,167	239,263	106,014	53,380	595,824	5%
Residential	40,355	30,708	56,463	83,320	210,846	2%
Consumer	4,181	6,221	141	116	10,659	NM
Total	$1,894,519	$3,019,124	$867,261	$1,245,998	$7,026,902	60%
Total loans
C&I	$1,523,681	$3,099,553	$578,411	$29,971	$5,231,616	44%
Real estate:
Commercial	832,923	2,523,844	725,788	1,371,266	5,453,821	47%
Construction and land development	225,281	297,826	106,098	58,379	687,584	6%
Residential	77,650	115,665	77,887	96,480	367,682	3%
Consumer	6,799	9,136	18,003	25,697	59,635	NM
Total	$2,666,334	$6,046,024	$1,506,187	$1,581,793	$11,800,338	100%

(1) Includes loans with no stated maturity and overdraft lines of credit.

The majority of variable rate loans are based on the prime rate or SOFR. At December 31, 2025, $4.8 billion or 68% of variable rate loans were subject to an interest rate floor. Most variable rate loan originations have one-to three-year maturities. Management monitors this mix as part of its interest rate risk management. The Company has also entered into interest rate hedges to reduce the cash flow impact of changes in interest rates on the variable rate loan portfolio. These hedges, which include interest rate swaps and collars, had a notional amount of $400.0 million at both December 31, 2025 and 2024. See “Interest Rate Risk” of this MD&A section for additional information.

Provision and ACL
The following table presents the components of the provision for credit losses for the periods indicated:

	December 31,
($ in thousands)	2025	2024
Provision for credit losses on loans	$23,076	$20,629
Benefit for off-balance sheet commitments	(100)	(586)
Benefit for held-to-maturity securities	(112)	(528)
Charge-offs of accrued interest	3,473	1,993
Provision for credit losses	$26,337	$21,508

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

The CECL methodology requires economic forecasts to be factored into determining estimated losses. As a result, CECL is designed to typically require a higher level of provision at the start of an economic downturn. The increase in the provision for credit losses in 2025 was primarily due to loan growth, net charge-offs and the increase in nonperforming loans. The higher provision for credit losses in 2024 was also primarily due to loan growth, net charge-offs and the increase in nonperforming loans.

To the extent the Company does not recognize charge-offs and economic forecasts improve in future periods, the Company could recognize a reversal of provision for credit losses. Conversely, if economic conditions and the Company’s forecast worsens, the Company could recognize elevated levels of provision for credit losses. The provision is also reflective of charge-offs in the period.

The following table summarizes the allocation of the ACL on loans:

	December 31,
($ in thousands)	2025		2024
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
C&I	$68,345	44.4%	$63,231	42.1%
Real estate:
Commercial	50,783	46.2%	54,617	44.3%
Construction and land development	11,016	5.8%	9,837	8.0%
Residential	8,023	3.1%	6,534	3.2%
Consumer	1,855	0.5%	3,731	2.4%
Total allowance	$140,022	100.0%	$137,950	100.0%

The ACL on loans was 1.19% of total loans at December 31, 2025, compared to 1.23%, and 1.24%, at December 31, 2024 and 2023, respectively. The decrease in the allowance to total loans ratio in 2025 compared to 2024 was primarily due to an improvement in the economic forecast, a reduction in qualitative reserves, and net loan charge-offs of $24.3 million. The Company adopted a new accounting standard in the current quarter that resulted in the $3.3 million credit mark on the acquired loan portfolio from the Branch Acquisition being added directly to the ACL in purchase accounting and no provision for credit losses was recognized on the acquired loans.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	December 31,
	2025			2024
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans
C&I	$15,371	$5,069,686	0.30%	$10,425	$5,602,957	0.19%
Real estate:
Commercial	5,030	5,120,288	0.10%	3,510	3,934,764	0.09%
Construction and land development	3,240	848,995	0.38%	3,125	792,854	0.39%
Residential	(70)	365,429	(0.02)%	(264)	352,754	(0.07)%
Consumer	731	58,249	1.25%	654	306,583	0.21%
Total	$24,302	$11,462,647	0.21%	$17,450	$10,989,912	0.16%

(1) Excludes loans held for sale.
See “Critical Accounting Policies and Estimates” of this MD&A section for more information on the ACL methodology.

Nonperforming loans and assets
See “Item 8. Note 1 – Summary of Significant Accounting Policies” for more information on nonaccrual loans and OREO. The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated.

	December 31,
($ in thousands)	2025	2024
Nonaccrual loans	$81,180	$42,667
Loans past due 90 days or more and still accruing interest	1,629	20
Total nonperforming loans	82,809	42,687
OREO	81,544	3,955
Total nonperforming assets	$164,353	$46,642

Total assets	$17,300,884	$15,596,431
Total loans	11,800,338	11,220,355
Total ACL on loans	140,022	137,950

ACL on loans to nonaccrual loans	172%	323%
ACL on loans to nonperforming loans	169%	323%
ACL on loans to total loans	1.19%	1.23%
Nonaccrual loans to total loans	0.69%	0.38%
Nonperforming loans to total loans	0.70%	0.38%
Nonperforming assets to total assets	0.95%	0.30%

Nonperforming loans based on loan type were as follows:

	December 31, 2025			December 31, 2024
($ in thousands)	Amount	Percent	Number of loans	Amount	Percent	Number of loans
C&I	$27,979	34%	19	$15,821	37%	23
CRE	46,326	56%	39	25,096	59%	33
Construction and land development	155	NM	1	1,503	3%	2
Residential real estate	8,340	10%	5	258	1%	1
Consumer	9	NM	4	9	NM	4
Total	$82,809	100%	68	$42,687	100%	63

The following table summarizes the changes in nonperforming loans:

	Year ended December 31,
($ in thousands)	2025	2024
Nonperforming loans, beginning of period	$42,687	$43,728
Additions to nonaccrual loans	178,029	55,747
Charge-offs	(34,516)	(21,874)
Principal payments	(26,845)	(29,000)
Moved to OREO	(76,546)	(5,914)
Nonperforming loans, end of period	$82,809	$42,687

Nonperforming loans at December 31, 2025 increased $40.1 million, or 94%, when compared to December 31, 2024. The addition to nonperforming loans during 2025 was primarily related to seven real estate loans to special purpose entities (each an “SPE Borrower”) affiliated with two commercial banking relationships in Southern California that share some common ownership. Litigation resulting from a business dispute between the owners of the entities resulted in all of the SPE Borrowers filing bankruptcy in the first quarter 2025, which was subsequently dismissed. In the fourth quarter 2025, the Company foreclosed on six of the seven properties serving as collateral for the loans. The six properties were transferred to OREO at fair market value, less selling costs. Based on each individual property’s fair value, a net charge-off of $4.0 million and a gain on transfer of $6.2 million was recorded. The seventh property with a book value of $4.0 million was foreclosed on in the first quarter of 2026. The following table provides a summary of the six properties foreclosed in 2025 by collateral type:

($ in thousands)	Fair market value, less selling costs	Carrying value(1)	Charge-off	Gain
CRE - investor owned:
Multifamily	$13,240	$17,209	$3,969	$—
Mixed use	49,760	47,694	—	2,066
Total CRE - investor owned	$63,000	$64,903	$3,969	$2,066

Residential real estate:
Duplex	$3,520	$1,953	$—	$1,567
Condominiums	6,960	4,413	—	2,547
Total residential real estate	10,480	6,366	—	4,114
Total	$73,480	$71,269	$3,969	$6,180

(1) Includes accrued interest.

Other than these foreclosures, the increase in nonperforming loans during 2025 was driven primarily by net charge-offs of $24.3 million and a relationship with two loans totaling $28.0 million that went on nonaccrual. These loans are well-secured with real estate collateral and the Company expects to collect the full value of the outstanding loans. Subsequent to December 31, 2025, $17.5 million in nonperforming loans were fully paid off in the first quarter of 2026.

OREO
The following table summarizes the changes in OREO:

	Year ended December 31,
($ in thousands)	2025	2024
OREO, beginning of period	$3,955	$5,736
Additions	84,905	6,559
Changes in valuation allowance	—	(156)
Sales	(7,316)	(8,184)
OREO, end of period	$81,544	$3,955

Investment Securities
At December 31, 2025, our portfolio of investment securities was $3.7 billion, or 22% of total assets, compared to $2.8 billion, or 18% of total assets as of December 31, 2024. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the ACL:

	December 31,
	2025		2024
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$182,572	4.9%	$276,040	9.9%
Obligations of states and political subdivisions	1,492,904	40.0%	1,168,256	41.9%
Agency mortgage-backed securities	1,753,150	47.0%	1,075,306	38.5%
U.S. Treasury Bills	170,984	4.6%	128,893	4.6%
Corporate debt securities	130,527	3.5%	142,967	5.1%
Total	$3,730,137	100.0%	$2,791,462	100.0%

The ACL on held-to-maturity debt securities was $0.1 million and $0.3 million at December 31, 2025 and 2024, respectively. The Company had no debt securities classified as trading at December 31, 2025 or December 31, 2024.

The following table summarizes contractual maturity and tax-equivalent yields on the investment portfolio at December 31, 2025:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	$115,204	1.4%	$18,246	2.4%	$40,511	4.2%	$8,611	2.2%	$182,572	2.2%
Obligations of states and political subdivisions	8,618	2.9%	31,266	3.5%	504,195	3.4%	948,825	4.3%	1,492,904	4.0%
Agency mortgage-backed securities	4,489	3.1%	15,363	2.6%	89,323	4.0%	1,643,975	4.3%	1,753,150	4.3%
U.S. Treasury Bills	130,439	3.7%	40,545	2.9%	—	—%	—	—%	170,984	3.5%
Corporate debt securities	—	—%	114,587	3.4%	15,940	5.8%	—	—%	130,527	3.7%
Total	$258,750	2.6%	$220,007	3.2%	$649,969	3.6%	$2,601,411	4.3%	$3,730,137	3.9%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 25.1%. Actual maturities can differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

The following table details the balance of FHLB capital stock and other investments. Other investments consist primarily of common stock investments related to our trust preferred securities, community development funds, and investments in private equity funds, primarily SBICs. These investments do not have a stated maturity.

	December 31,
	2025		2024
($ in thousands)	Amount	%	Amount	%
FHLB capital stock	$9,351	11.6%	$8,704	12.0%
Other investments	71,533	88.4%	64,080	88.0%
Total	$80,884	100.0%	$72,784	100.0%

Deposits
The following table shows the breakdown of deposits by type:

	December 31,		$ Increase (decrease)	% Increase (decrease)
($ in thousands)	2025	2024	2025 vs. 2024	2025 vs. 2024
Noninterest-bearing demand accounts	$4,874,115	$4,484,072	$390,043	8.7%
Interest-bearing demand accounts	3,537,334	3,175,292	362,042	11.4%
Money market accounts	3,991,110	3,564,063	427,047	12.0%
Savings accounts	537,400	553,461	(16,061)	(2.9)%
Certificates of deposit:
Brokered	721,977	484,588	237,389	49.0%
Customer	947,406	885,016	62,390	7.0%
Total deposits	$14,609,342	$13,146,492	$1,462,850	11.1%

Noninterest-bearing deposits / Total deposits	33%	34%

Total deposits increased $1.5 billion primarily due to organic deposit growth, as well as $609.5 million of deposits from the Branch Acquisition. Brokered certificates of deposit increased $237.4 million, to $722.0 million at December 31, 2025. Brokered certificates of deposit are used for term liquidity purposes in place of FHLB borrowings. The brokered certificates of deposit balance has a weighted average cost of 3.98% and a weighted average remaining term of six months at December 31, 2025. The Company has a deposit vertical portfolio focusing primarily on property management, community associations, and legal industry and escrow services. These deposits totaled $3.8 billion and $3.4 billion at the end of 2025 and 2024, respectively.

The following table shows the average balance and average rate of the Company’s deposits by type:

	Year ended December 31,
	2025		2024		2023
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand accounts	$4,525,761	—%	$4,042,368	—%	$4,131,163	—%

Interest-bearing demand accounts	3,311,368	2.08%	3,033,616	2.54%	2,559,238	1.84%
Money market accounts	3,730,110	3.04%	3,494,497	3.65%	3,043,794	3.05%
Savings accounts	535,021	0.14%	567,147	0.22%	668,368	0.15%
Certificates of deposit:
Brokered	654,786	4.34%	519,279	4.73%	557,761	4.44%
Customer	878,822	3.39%	851,730	4.01%	640,790	2.81%
Total interest-bearing deposits	$9,110,107	2.65%	$8,466,269	3.13%	$7,469,951	2.46%

Total average deposits	$13,635,868	1.77%	$12,508,637	2.12%	$11,601,114	1.58%

Average total deposits were $13.6 billion for the year ended December 31, 2025, an increase of $1.1 billion, or 9%, from December 31, 2024. The increase in 2025 was primarily due to acquired deposits related to the Branch Acquisition, and organic growth in noninterest-bearing demand accounts, interest-bearing demand accounts, and money market accounts.

The following table sets forth the maturities of estimated uninsured certificates of deposit as of December 31, 2025. Uninsured deposits are amounts estimated to exceed the FDIC deposit insurance limit and are not subject to any federal or state insurance program.

($ in thousands)	Total
Three months or less	$147,492
Over three through six months	71,333
Over six through twelve months	61,779
Over twelve months	9,248
Total	$289,852

Estimated uninsured deposits totaled $5.1 billion, including $289.9 million of certificates of deposit, as of December 31, 2025, and $4.5 billion as of December 31, 2024. Estimated uninsured deposits include $0.4 billion and $0.5 billion of balances that are collateralized or secured with third party insurance at December 31, 2025 and 2024, respectively.

Stockholders’ equity
Stockholders’ equity totaled $2.0 billion at December 31, 2025, an increase of $215.4 million, or 12%, from December 31, 2024.

Significant activity during the year ended December 31, 2025 included the following:

•Increase from net income of $201.4 million;
•Net increase in fair value of available-for-sale securities and cash flow hedges of $62.1 million;
•Decrease from dividends paid on common stock of $45.1 million and preferred stock of $3.8 million; and
•Decrease from common stock repurchases of $14.1 million, pursuant to the Company’s publicly-announced stock repurchase program.

Liquidity and Capital Resources

Liquidity
The objective of liquidity management is to ensure we have the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet our commitments as they become due. Typical demands on liquidity are changes in deposit levels, maturing time deposits which are not renewed, and fundings under credit commitments to clients. Funds are available from a number of sources, such as the core deposit base and loan and security repayments and maturities.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $681.9 million at December 31, 2025, compared to $764.2 million at December 31, 2024. The decrease in cash balances during 2025 is due to the deployment of liquidity into the investment portfolio. Investment securities are an important tool to the Company’s liquidity objectives. Securities totaled $3.7 billion at December 31, 2025, and included $1.7 billion pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $2.0 billion could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	December 31, 2025
Federal Reserve borrowing capacity	$3,047,606
FHLB borrowing capacity	1,603,974
Unpledged securities	1,992,864
Federal funds lines (eight correspondent banks)	135,000
Cash and interest-bearing deposits	681,902
Holding company line of credit	25,000
Total	$7,486,346

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. The guaranteed portion of SBA loans totaling $78.2 million and $23.1 million were sold during 2025 and 2024, respectively.

Liability funding sources are available to increase financial flexibility. In addition to amounts borrowed at December 31, 2025, the Company could borrow an additional $1.6 billion from the FHLB of Des Moines as of December 31, 2025 under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $3.0 billion available from the Federal Reserve under a pledged loan agreement. The Company also has unsecured federal funds lines with eight correspondent banks totaling $135 million as of December 31, 2025.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.0 billion in unused commitments to extend credit as of December 31, 2025. While this commitment level would exhaust the majority the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. In 2025, the holding company maintained a revolving line of credit for an aggregate amount up to $25 million, all of which was available at December 31, 2025. The line of credit has a one-year term that was renewed in February 2026, has an interest rate of one-month Term SOFR plus 185 basis points, and the annual unused commitment fee was 0.40%. The proceeds can be used for general corporate purposes.

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

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations relate to funding operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company. The Company also enters into derivative contracts under which the Company either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Balance Sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of these contracts changes daily as market interest rates change. For additional information on the Company’s contractual obligations and commitments, see the following footnotes in Item 8: “Note 6 – Leases,” “Note 7 – Derivative Financial Instruments,” “Note 11 – Debt,” and “Note 16 – Commitments and Contingent Liabilities.”

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized”, banks must maintain minimum capital ratios as noted in the table below. As of December 31, 2025, and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company and the Bank met the definition of “well-capitalized” at each of December 31, 2025 and 2024. Refer to “Item 8. Note 13 – Regulatory Capital” for a summary of our risk-based capital and leverage ratios. The following table summarizes the Company’s and Bank’s capital ratios:

	December 31, 2025		December 31, 2024
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
CET1 Capital to Risk Weighted Assets	11.6%	11.9%	11.8%	12.4%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.8%	11.9%	13.1%	12.4%	8.0%	8.5%
Total Capital to Risk Weighted Assets	13.9%	13.0%	14.6%	13.4%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.5%	9.7%	11.1%	10.5%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.07%		9.05%
CET1 capital	$1,583,989	$1,623,652	$1,505,162	$1,578,293
Tier 1 capital	1,749,635	1,623,711	1,670,810	1,578,353
Total risk-based capital	1,891,444	1,765,520	1,864,334	1,708,626
[1] Not a required regulatory capital ratio

At December 31, 2024, total regulatory capital included $63.3 million of subordinated debentures that were issued in 2020 at a fixed rate of 5.75%. Beginning June 1, 2025, the subordinated debentures bore interest at a floating rate per annum equal to a benchmark rate of three-month term SOFR (as defined in the Indenture, dated May 21, 2020, between the Company and U.S. Bank National Association, as trustee, and subsequent First Supplemental Indenture), plus 566 basis points. On September 2, 2025, the Company redeemed the 2030 Notes funded through the issuance of a $63.3 million senior note at a rate of one-month Term SOFR plus a spread of 250 basis points. Prior to being redeemed, the 2030 Notes bore interest at a floating rate then equal to 9.98% per annum, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year.

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

The following table summarizes the projected impact of interest rate shocks on net interest income:

	Annual % change in net interest income
	At December 31,
Rate Shock	2025	2024
+ 300 bp	10.1%	7.9%
+ 200 bp	6.9%	5.4%
+ 100 bp	3.6%	2.7%
- 100 bp	(4.1)%	(3.0)%
- 200 bp	(7.9)%	(6.0)%
- 300 bp	(11.0)%	(8.5)%

In addition to the rate shocks shown in the table above, the Company models net interest income under various dynamic interest rate scenarios. In general, changes in interest rates are positively correlated with changes in net interest income.

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2025, the Company had derivative contracts to manage interest rate risk, including $400.0 million in notional value on derivatives to hedge the cash flows on floating rate loans and $32.1 million in notional value on derivatives on floating rate debt. Derivative financial instruments are discussed in “Item 8. Note 7 – Derivative Financial Instruments.”

The Company had $7.0 billion in variable rate loans as of December 31, 2025. Of these loans, $4.8 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.7 billion indexed to the prime rate, $3.5 billion are indexed to SOFR, and $0.8 billion indexed to other rates.

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

ACL
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s ACL on loans was $140.0 million at December 31, 2025 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $29.8 million. Conversely, the allowance would have increased $46.9 million using only the downside scenario.

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

Use of Non-GAAP Financial Measures
The Company’s accounting and reporting policies conform to U.S. GAAP and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, tangible book value per common share, tangible common equity to tangible assets, pre-provision net revenue, pre-provision net revenue return on average assets, core efficiency ratio, and adjusted effective tax rate, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, tangible book value per common share, tangible common equity to tangible assets, pre-provision net revenue, pre-provision net revenue return on average assets, core efficiency ratio, and adjusted effective tax rate, collectively “core performance measures,” presented in this report as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as acquisition costs, core conversion expenses, FDIC special assessment, net gain or loss on OREO, and net gain or loss on the sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that tangible common equity to tangible assets provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Reconciliations of Non-GAAP Financial Measures
Pre-Provision Net Revenue (PPNR) and Pre-Provision Net Revenue Return on Average Assets (PPNR ROAA)

	Year ended December 31,
($ in thousands)	2025	2024	2023
Net interest income (GAAP)	$626,738	$568,096	$562,592
Noninterest income (GAAP)	113,123	69,703	68,725
FDIC special assessment	(652)	625	2,412
Core conversion expense	—	4,868	—
Acquisition costs	3,675	—	—
Less net gain on sale of investment securities	49	—	601
Less net gain on OREO	6,255	3,089	187
Less insurance recoveries[1]	32,112	—	—
Less noninterest expense (GAAP)	429,807	385,047	348,186
PPNR (non-GAAP)	$274,661	$255,156	$284,755

Average assets	$16,199,003	$14,841,690	$13,805,236
PPNR ROAA (non-GAAP)	1.70%	1.72%	2.06%

[1] Represents anticipated proceeds from a pending insurance claim related to a third quarter 2025 solar tax credit recapture event.

Tangible Common Equity, Tangible Book Value per Common Share, and Tangible Common Equity to Tangible Assets

	At December 31,
(in thousands, except per share data)	2025	2024	2023
Stockholders' equity (GAAP)	$2,039,386	$1,824,002	$1,716,068
Less preferred stock	71,988	71,988	71,988
Less goodwill	416,968	365,164	365,164
Less intangible assets	21,175	8,484	12,318
Tangible common equity (non-GAAP)	$1,529,255	$1,378,366	$1,266,598

Common shares outstanding	36,965	36,988	37,416
Tangible book value per share (non-GAAP)	$41.37	$37.27	$33.85

Total assets (GAAP)	$17,300,884	$15,596,431	$14,518,590
Less goodwill	416,968	365,164	365,164
Less intangible assets	21,175	8,484	12,318
Tangible assets (non-GAAP)	$16,862,741	$15,222,783	$14,141,108

Tangible common equity to tangible assets (non-GAAP)	9.07%	9.05%	8.96%

Adjusted Return on Average Common Equity, Return on Average Tangible Common Equity (ROATCE) and Adjusted Return on Average Assets (ROAA)

	Year ended December 31,
($ in thousands)	2025	2024	2023
Average stockholder’s equity (GAAP)	$1,939,494	$1,784,175	$1,623,121
Less average preferred stock	71,988	71,988	71,988
Less average goodwill	377,690	365,164	365,164
Less average intangible assets	8,238	10,329	14,531
Average tangible common equity (non-GAAP)	$1,481,578	$1,336,694	$1,171,438

Net income (GAAP)	$201,374	$185,266	$194,059
FDIC special assessment (after tax)	(488)	470	1,814
Core conversion expense (after tax)	—	3,661	—
Acquisition costs (after tax)	2,753	—	—
Less net gain on sale of investment securities (after tax)	37	—	452
Less net gain on OREO (after tax)	4,685	2,323	141
Net income adjusted (non-GAAP)	$198,917	$187,074	$195,280
Less preferred stock dividends	3,750	3,750	3,750
Net income available to common stockholders adjusted (non-GAAP)	$195,167	$183,324	$191,530

Return on average common equity (GAAP)	10.58%	10.60%	12.27%
Adjusted return on average common equity (non-GAAP)	10.45%	10.71%	12.35%

ROATCE (non-GAAP)	13.34%	13.58%	16.25%
Adjusted ROATCE (non-GAAP)	13.17%	13.71%	16.35%

Average assets	$16,199,003	$14,841,690	$13,805,236
Return on average assets (GAAP)	1.24%	1.25%	1.41%
Adjusted return on average assets (non-GAAP)	1.23%	1.26%	1.41%

Core Efficiency Ratio

	Year ended December 31,
($ in thousands)	2025	2024	2023
Net interest income (GAAP)	$626,738	$568,096	$562,592
Tax-equivalent adjustment	11,735	8,445	8,079
Net interest income - FTE (non-GAAP)	638,473	576,541	570,671

Noninterest income (GAAP)	113,123	69,703	68,725
Less insurance recoveries[1]	32,112	—	—
Less net gain on sale of investment securities	49	—	601
Less net gain on OREO	6,255	3,089	187
Core revenue (non-GAAP)	$713,180	$643,155	$638,608

Noninterest expense (GAAP)	$429,807	$385,047	$348,186
Less amortization on intangibles	3,724	3,834	4,601
Less core conversion expense	—	4,868	—
Less FDIC special assessment	(652)	625	2,412
Less acquisition costs	3,675	—	—
Core noninterest expense (non-GAAP)	$423,060	$375,720	$341,173

Core efficiency ratio (non-GAAP)	59.32%	58.42%	53.42%

[1] Represents anticipated proceeds from a pending insurance claim related to a third quarter 2025 solar tax credit recapture event.
Adjusted Effective Tax Rate

	Year ended December 31,
($ in thousands)	2025	2024
Income before income tax expense (GAAP)	$283,717	$231,244
Less insurance recoveries[1]	32,112	—
Adjusted income before income tax expense (non-GAAP)	$251,605	$231,244

Income tax expense (GAAP)	$82,343	$45,978
Less tax credit recapture and tax applied to insurance recoveries[1]	32,112	—
Adjusted income tax expense (non-GAAP)	$50,231	$45,978

Effective tax rate (GAAP)	29.0%	19.9%
Adjusted effective tax rate (non-GAAP)	20.0%	19.9%
[1]Represents $32.1 million of anticipated proceeds from a pending insurance claim related to a third quarter 2025 solar tax credit recapture event included in noninterest income, and $24.1 million of tax liability related to the anticipated recapture plus approximately $8.0 million of estimated tax liability related to the anticipated proceeds from the pending insurance claim included in income tax expense.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” and “Interest Rate Risk” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enterprise Financial Services Corp
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans — Refer to Notes 1 and 5 to the financial statements

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
February 27, 2026

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enterprise Financial Services Corp
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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
February 27, 2026

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2025 and 2024

	December 31,
($ in thousands, except share data)	2025	2024
Assets
Cash and due from banks	$208,080	$270,975
Federal funds sold	5,793	5,706
Interest-earning deposits	468,029	487,489
Total cash and cash equivalents	681,902	764,170
Interest-earning deposits greater than 90 days	898	1,881
Securities available-for-sale	2,655,035	1,862,270
Securities held-to-maturity, net	1,074,957	928,935
Loans held-for-sale	928	110
Loans	11,800,338	11,220,355
ACL on loans	(140,022)	(137,950)
Total loans, net	11,660,316	11,082,405
Other investments	80,884	72,784
Fixed assets, net	58,993	45,009
Goodwill	416,968	365,164
Intangible assets, net	21,175	8,484
Other assets	648,828	465,219
Total assets	$17,300,884	$15,596,431

Liabilities and Stockholders' equity
Noninterest-bearing demand accounts	$4,874,115	$4,484,072
Interest-bearing demand accounts	3,537,334	3,175,292
Money market accounts	3,991,110	3,564,063
Savings accounts	537,400	553,461
Certificates of deposit:
Brokered	721,977	484,588
Customer	947,406	885,016
Total deposits	14,609,342	13,146,492
Subordinated debentures and notes	93,688	156,551
Other borrowings	387,717	280,821
Other liabilities	170,751	188,565
Total liabilities	$15,261,498	$13,772,429

Commitments and contingent liabilities (Note 16)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding, respectively ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,965,398 and 36,987,728 shares issued and outstanding, respectively	370	370
Additional paid-in capital	1,000,775	990,733
Retained earnings	1,020,840	877,629
Accumulated other comprehensive loss, net	(54,587)	(116,718)
Total stockholders' equity	2,039,386	1,824,002
Total liabilities and stockholders' equity	$17,300,884	$15,596,431

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2025, 2024, and 2023

	Year ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Interest income:
Loans	$754,459	$754,930	$687,852
Debt securities:
Taxable	81,644	51,352	39,510
Nontaxable	32,651	24,036	22,717
Interest-earning deposits	17,566	18,918	13,430
Dividends on equity securities	2,090	1,815	1,410
Total interest income	888,410	851,051	764,919
Interest expense:
Deposits	241,098	264,608	183,723
Subordinated debentures and notes	9,543	10,497	9,781
FHLB advances	3,422	1,691	2,752
Other borrowings	7,609	6,159	6,071
Total interest expense	261,672	282,955	202,327
Net interest income	626,738	568,096	562,592
Provision for credit losses	26,337	21,508	36,605
Net interest income after provision for credit losses	600,401	546,588	525,987
Noninterest income:
Deposit service charges	19,376	18,344	16,559
Wealth management revenue	10,456	10,452	10,030
Card services revenue	9,995	9,966	10,028
Tax credit income	7,697	8,954	9,196
Other income	65,599	21,987	22,912
Total noninterest income	113,123	69,703	68,725
Noninterest expense:
Employee compensation and benefits	198,666	182,713	164,566
Deposit costs	103,231	88,645	72,293
Occupancy	20,154	17,231	16,526
Data processing	20,239	19,671	15,196
Professional fees	9,605	6,257	5,719
Other expense	77,912	70,530	73,886
Total noninterest expense	429,807	385,047	348,186

Income before income tax expense	283,717	231,244	246,526
Income tax expense (includes $32.1 million related to recaptured tax credits for the year ended December 31, 2025) (Note 15)	82,343	45,978	52,467
Net income	$201,374	$185,266	$194,059
Dividends on preferred stock	3,750	3,750	3,750
Net income available to common stockholders	$197,624	$181,516	$190,309

Earnings per common share
Basic	$5.34	$4.86	$5.09
Diluted	5.31	4.83	5.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2025, 2024, and 2023

	Year ended December 31,
($ in thousands)	2025	2024	2023
Net income	$201,374	$185,266	$194,059
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	60,163	(9,288)	32,155
Reclassification of gain on the sale of available-for-sale securities	(37)	—	(450)
Reclassification of gain on held-to-maturity securities	(2,447)	(2,492)	(2,605)
Change in unrealized gain (loss) on cash flow hedges	3,628	(5,226)	(491)
Reclassification of loss on cash flow hedges	824	1,303	708
Total other comprehensive income (loss), net	62,131	(15,703)	29,317
Total comprehensive income	$263,505	$169,563	$223,376

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
 Years ended December 31, 2025, 2024, and 2023

	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	75	$71,988	37,253	$373	$982,660	$597,574	$(130,332)	$1,522,263
Net income	—	$—	—	$—	$—	$194,059	$—	$194,059
Other comprehensive income	—	—	—	—	—	—	29,317	29,317
Common stock dividends ($1.00 per share)	—	—	—	—	—	(37,368)	—	(37,368)
Preferred stock dividends ($50.00 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Issuance under equity compensation plans, net	—	—	163	1	2,402	(1,002)	—	1,401
Stock-based compensation	—	—	—	—	10,146	—	—	10,146
Balance at December 31, 2023	75	$71,988	37,416	$374	$995,208	$749,513	$(101,015)	$1,716,068
Net income	—	$—	—	$—	$—	$185,266	$—	$185,266
Other comprehensive loss	—	—	—	—	—	—	(15,703)	(15,703)
Common stock dividends ($1.06 per share)	—	—	—	—	—	(39,550)	—	(39,550)
Preferred stock dividends ($50.00 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Repurchase of common stock	—	—	(627)	(6)	(16,800)	(12,835)	—	(29,641)
Issuance under equity compensation plans, net	—	—	199	2	1,453	(1,015)	—	440
Stock-based compensation	—	—	—	—	10,872	—	—	10,872
Balance at December 31, 2024	75	$71,988	36,988	$370	$990,733	$877,629	$(116,718)	$1,824,002
Net income	—	$—	—	$—	$—	$201,374	$—	$201,374
Other comprehensive income	—	—	—	—	—	—	62,131	62,131
Common stock dividends ($1.22 per share)	—	—	—	—	—	(45,093)	—	(45,093)
Preferred stock dividends ($50.00 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Repurchase of common stock	—	—	(259)	(2)	(6,950)	(7,193)	—	(14,145)
Issuance under equity compensation plans, net	—	—	236	2	3,501	(2,127)	—	1,376
Stock-based compensation	—	—	—	—	13,491	—	—	13,491
Balance at December 31, 2025	75	$71,988	36,965	$370	$1,000,775	$1,020,840	$(54,587)	$2,039,386

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2025, 2024, and 2023

	Year ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$201,374	$185,266	$194,059
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,783	5,149	5,090
Provision for credit losses	26,337	21,508	36,605
Deferred income taxes	(5,586)	(3,521)	2,380
Net amortization of discount/premiums on debt securities	3,728	4,090	3,998
Net amortization on loans	4,880	1,858	3,775
Amortization of intangible assets	3,724	3,834	4,601
Amortization of servicing assets	926	1,091	1,648
Mortgage loans originated-for-sale	(27,176)	(23,412)	(19,610)
Proceeds from mortgage loans sold	26,573	23,791	20,585
Net loss (gain) on:
Investment securities	(49)	—	(601)
SBA loans	(4,188)	(1,415)	(2,015)
OREO	(6,255)	(3,089)	(187)
Fixed assets	—	—	(46)
State tax credits	(798)	(1,971)	(904)
Stock-based compensation	13,491	10,872	10,146
Net changes in other assets and liabilities	(50,249)	23,349	8,714
Net cash provided by operating activities	193,515	247,400	268,238
Cash flows from investing activities:
Net increase in loans	(486,101)	(398,223)	(1,238,276)
Proceeds received from:
Branch acquisition, net	277,036	—	—
Sale of debt securities, available-for-sale	139,051	—	40,393
Paydown or maturity of debt securities, available-for-sale	435,337	316,874	233,105
Paydown or maturity of debt securities, held-to-maturity	24,990	6,794	9,135
Redemption of other investments	133,381	68,678	92,879
Sale of SBA loans	83,760	25,090	44,975
Sale of state tax credits held for sale	4,487	10,405	4,592
Sale of OREO	3,967	11,485	457
Sale of fixed assets	—	—	357
Settlement of bank-owned life insurance policies	2,079	1,125	1,155
Payments for the purchase of:
Available-for-sale debt securities	(1,287,504)	(563,600)	(318,797)
Held-to-maturity debt securities	(177,527)	(191,346)	(56,365)
Other investments	(142,972)	(73,871)	(114,746)
Bank-owned life insurance	(75,009)	—	—
State tax credits held for sale	(1,940)	(2,807)	(90)
Fixed assets	(11,985)	(7,475)	(6,556)
Net cash used in investing activities	(1,078,950)	(796,871)	(1,307,782)

	Year ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing demand accounts	$172,566	$525,329	$(683,989)
Net increase in interest-bearing demand accounts	648,566	444,792	2,031,210
Net decrease in short term FHLB advances, net	—	—	(100,000)
Proceeds from term loan	63,250	—	—
Repayments of term loan	(4,518)	(11,429)	(5,714)
Payments for the redemption of subordinated debentures	(63,250)	—	—
Net increase (decrease) in other borrowings	48,165	(5,579)	(20,576)
Cash dividends paid on common stock	(45,093)	(39,550)	(37,368)
Cash dividends paid on preferred stock	(3,750)	(3,750)	(3,750)
Repurchase of common stock	(14,145)	(29,641)	—
Other	1,376	440	1,401
Net cash provided by financing activities	803,167	880,612	1,181,214
Net increase (decrease) in cash and cash equivalents	(82,268)	331,141	141,670
Cash and cash equivalents, beginning of period	764,170	433,029	291,359
Cash and cash equivalents, end of period	$681,902	$764,170	$433,029
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$260,019	$284,361	$195,392
Income taxes	82,871	28,143	50,117
Noncash investing and financing transactions:
Transfer to OREO in settlement of loans	$75,368	$6,559	$6,933
Right-of-use assets obtained in exchange for lease obligations	6,527	2,039	15,640
Transfer of loans from fixed assets for building sale and leaseback	—	—	1,460
Leasehold improvement allowance in other assets	—	—	2,483
Transfer to investment securities in settlement of loans	—	10,448	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below.

Business and Consolidation
Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate clients primarily located in Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico, and SBA loan and deposit productions offices throughout the country through its banking subsidiary, Enterprise Bank & Trust. All intercompany accounts and transactions have been eliminated.

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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days to be cash and cash equivalents. Cash balances include deposits in transit and drafts in the process of collection. The Federal Reserve is authorized to establish reserve requirements on depository institutions. In 2020, the Federal Reserve reduced the reserve requirement to zero percent. As such, cash balances at the Federal Reserve at December 31, 2025 and 2024 were not subject to a reserve requirement.

Recent Accounting Pronouncements
FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 was issued in December 2023 to require annual disclosures on specific categories in the income tax rate reconciliation by rate and amount, and provide additional information for reconciling items that meet a quantitative threshold. Annual disclosures are required on income taxes paid, including the amounts paid for federal, state and foreign taxes and the amount paid in individual jurisdictions if the amount is equal to or greater than 5% of total income taxes paid (net of refunds received). Additional annual disclosures are required on pre-tax income from continuing operations and income tax expense, disaggregated by domestic and foreign amounts. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-09 for the 2025 calendar year on a prospective basis. Because the ASU affects disclosures only, the adoption did not affect the Company’s Consolidated Statements of Income or Consolidated Balance Sheet.

FASB ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 was issued in November 2024 to require public business entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments in this update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be adopted prospectively or retrospectively. The Company is evaluating the accounting and disclosure requirements of ASU 2024-03 and does not expect them to have a material effect on the Company’s consolidated financial statements.

FASB ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 was issued in September 2025 to amend certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes improvements to ASC 350-40 relating to internally developed software costs, supersedes guidance on website development costs, but does not amend guidance on costs of software licenses. The amendments in this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. The amendments may be applied on a prospective basis, a retrospective basis, or a modified prospective approach. The Company is evaluating the accounting and disclosure requirements of ASU 2025-06 and does not expect them to have a material effect on the Company’s consolidated financial statements.

FASB ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 was issued in November 2025 and expands the population of acquired financial assets subject to the gross-up approach in Financial Instruments-Credit Losses (Topic 326). As a result of these amendments, loans (excluding credit cards) acquired without a more-than-insignificant amount of credit deterioration since origination (a “non-PCD asset”) and deemed “seasoned” are PSLs and accounted for using the gross-up approach at acquisition. After an entity determines that an acquired loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, an entity should apply the guidance described in this ASU to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. All non-PCD assets (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD assets (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this update are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The amendments should be applied on a prospective basis. The Company has prospectively adopted ASU 2025-08 effective October 1, 2025. In the period of adoption, a credit mark of $3.3 million was recognized as an ACL on PSLs acquired from First Interstate Bank under the gross-up approach.

FASB ASU 2025-09, Hedge Accounting Improvements. ASU 2025-09 was issued in November 2025 and is intended to better enable entities to achieve and maintain hedge accounting for highly effective economic hedges, while reducing the occurrence of missed forecasted transactions and unintuitive hedge designation events. ASU 2025-09 updated the following five areas in the hedge accounting model: 1) Similar risk assessment for cash flow hedges, 2) Hedging interest payments on choose-your-rate debt, 3) Cash flow hedges of nonfinancial forecasted transactions, 4) Net written options as hedging instruments, 5) Foreign currency-denominated debt designated as a hedging instrument and a hedged item. The amendments in this update are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The amendments should be applied on a prospective basis. The Company is evaluating the accounting and disclosure requirements of ASU 2025-09 and does not expect them to have a material effect on the Company’s consolidated financial statements.

FASB ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 was issued in December 2025 and adds guidance on the recognition, measurement, and presentation of government grants depending on whether the grant is related to an asset or to income. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2028 and interim periods within those annual reporting periods, with early adoption permitted. The amendments may be applied on a modified prospective approach, a modified retrospective approach, or a full retrospective approach. The Company is evaluating the accounting and disclosure requirements of ASU 2025-10 and does not expect them to have a material effect on the Company’s consolidated financial statements.

FASB ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 was issued in December 2025 to improve the navigability of the guidance in ASC 270 and clarify when the guidance is applicable. The amendments clarify that an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The amendments also list the disclosures required under ASC 270, list the interim disclosures required under all other ASC topics, and establish the principle that an entity must disclose material events since the end of the last annual reporting period. For public business entities, the amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company is evaluating the accounting and disclosure requirements of ASU 2025-11 and does not expect them to have a material effect on the Company’s consolidated financial statements.

FASB ASU 2025-12, Codification Improvements. ASU 2025-12 was issued in December 2025 to clarify, correct errors in, and make improvements to several topics in the codification. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company is evaluating the accounting and disclosure requirements of ASU 2025-12 and does not expect them to have a material effect on the Company’s consolidated financial statements.

Investments
The Company has classified all investments in debt securities as either available-for-sale or held-to-maturity.

Securities classified as available-for-sale are carried at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity until realized. All previous fair value adjustments included in the separate component of stockholders’ equity are reversed upon sale.

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

The Company also originates SBA 7(a) loans that generally provide for a guarantee of 75% of the loan, up to a maximum amount. The guaranteed portion of the loan can be sold in an active secondary market. For the years ended December 31, 2025 and 2024, all SBA7(a) loans are considered held-for-investment; however, as the Company makes the determination to sell the loans, they will be moved into the held-for-sale category. Sales of SBA guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. At December 31, 2025, the Company was servicing SBA loans that had been sold and has recorded a related servicing asset of $3.0 million. The servicing asset is accounted for under the amortization method and is evaluated for impairment. Amortization of the servicing asset is recorded as a reduction to servicing income.

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

Interest on loans is accrued to income based on the principal balance outstanding. The recognition of interest income is typically discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower’s credit has occurred which, in management’s judgment, negatively impacts the collectibility of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectible and subsequent interest payments received are generally applied to principal if any doubt exists as to the collectibility of such principal. Loans that have not been restructured are returned to accrual status when management believes full collectibility of principal and interest is expected. Nonaccrual loans that have been restructured will remain in a nonaccrual status until the borrower has made at least six months of consecutive contractual payments.

The Company has elected to present the accrued interest receivable balance separate from amortized cost basis, to exclude accrued interest receivable balances from the tabular disclosures, and not to estimate an ACL on accrued interest receivable as these amounts are timely written off as a credit loss expense.

Accrued interest receivable totaled $58.3 million and $52.4 million at December 31, 2025 and 2024, respectively, and were reported in “Other assets” on the Consolidated Balance Sheets.

Acquired Loans - Prior to ASU 2025-08
Prior to ASU 2025-08, an asset acquirer would be required to differentiate between loans purchased that have experienced a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) and assets that have not experienced a more-than-insignificant amount of credit deterioration since origination (“non-PCD assets”). For PCD assets, the initial ACL recorded upon acquisition was established by increasing the amortized cost basis of the asset, with the expected credit losses included in the purchase price and no recognition of a provision for credit loss expense. For non-PCD assets, the expected credit losses were recorded through provision for credit losses establishing a “day-one loss” in earnings.

Acquired Loans - After ASU 2025-08
Acquired loans are separated into two categories based on the credit risk characteristics of the underlying borrowers as either PCD assets or non-PCD assets. Non-PCD assets that are obtained through a business combination accounted for using the acquisition method, or that meets other criteria, are considered to be PSLs. At the date of acquisition, an ACL on PCD assets and PSLs is determined and added to the amortized cost basis of the individual loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. The ACL on PCD assets and PSLs is recorded in the acquisition accounting and no provision for credit losses is recognized at the acquisition date. Subsequent changes to the ACL are recorded through provision expense. For non-PCD assets that do not meet the definition of PSLs, an ACL is established immediately after the acquisition through a charge to the provision for credit losses.

The ACL on PCD assets, PSLs and non-PCD assets is determined by pooling loans with similar risk characteristics and using the approach described below under “ACL on Loans.”

Nonaccrual Loans
Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed. Income is recorded only to the extent a determination has been made that the principal balance of the loan is collectible and the interest payments are subsequently received in cash, or for a restructured loan, the borrower has made six consecutive contractual payments. If collectibility of the principal is in doubt, payments received are applied to loan principal. Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans.

ACL on Loans
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

CRE – CRE loans include various types of loans for which the Company holds real property as collateral. CRE lending activity is typically restricted to owner-occupied properties or to investor properties that are owned by clients with a current banking relationship. The primary risks of CRE loans include the borrower’s inability to pay, material decreases in the value of the real estate being held as collateral and significant increases in interest rates, which may make the real estate mortgage loan unprofitable. Real estate loans may be more adversely affected by conditions in the real estate markets and in the general economy.

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

Consumer – The Company provides a broad range of consumer loans to clients, including personal lines of credit, credit cards, recreational vehicles, yachts and automobile loans. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

The Company utilizes a DCF method to measure the ACL on loans collectively evaluated that are sub-segmented by credit risk levels. The DCF method incorporates assumptions for probability of default, loss given default, prepayments and curtailments over the contractual term of the loans. In determining the probability of default, the Company utilized regression analysis to determine certain economic factors that are relevant loss drivers in the portfolio segments based on historical or peer evaluations. National unemployment is a loss driver used in all portfolios. The annual percentage change in gross domestic product is used in Construction, Agricultural, and Consumer portfolios. The annual percentage change in a CRE index, national house price index and national retail sales are used in the CRE, Residential Real Estate and C&I portfolios, respectively. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company uses a one-year reasonable and supportable forecast that considers baseline, upside and downside economic scenarios. For periods beyond the forecast period, the Company reverts to historical rates on a straight-line basis over a one-year period.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs. Other individually-evaluated loans may be remeasured using a discounted cash flow method if appropriate. Nonaccrual loans, loans past due greater than 90 days and still accruing, unless adequately secured and in the process of collection, and nonperforming restructured loans are evaluated individually.

Loan Charge-Offs
Loans are charged-off when the primary and secondary sources of repayment (cash flow, collateral, guarantors, etc.) are less than their carrying value and the amounts are deemed uncollectible.

OREO and Repossessed Assets
OREO represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on loans on which the borrowers have defaulted on the payment of principal or interest. OREO is initially recorded at fair value less cost to sell and subsequently at the lower of cost or fair value less estimated costs to sell. The fair value of OREO is based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals. These estimates involve significant uncertainties and judgments. As a result, fair value estimates may not be realizable in a current sale or settlement of the OREO. Gains and losses resulting from the writedown or sale of OREO are credited or charged to earnings. Costs of maintaining and operating OREO are expensed as incurred, and expenditures to complete or improve OREO properties are capitalized if the expenditures are expected to be recovered upon ultimate sale of the property.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the Company may not be able to recover the respective asset’s carrying amount. The Company’s annual test for impairment was performed as of December 31, 2025. Such tests involve the use of estimates and assumptions.

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

Derivative Financial Instruments and Hedging Activities
The Company uses derivative financial instruments to assist in managing interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. In addition, the Company also offers an interest rate hedge program that includes interest rate swaps to assist its clients in managing their interest rate risk profile. In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the client contracts. The Company does not enter into derivative financial instruments for trading purposes.

Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” The Company assigns derivatives to one of these categories at the purchase date: cash flow hedge, fair value hedge, or non-designated hedges as part of a client interest-rate swap product. An assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge is performed as required by the applicable accounting standards. Derivatives are included in Other assets and Other liabilities in the Consolidated Balance Sheets. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement. Generally, the only derivative instruments used by the Company have been interest rate swaps, collars, forward currency contracts, and interest rate caps.

Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are intended to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Client accommodation interest rate swap contracts are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of income depending on the underlying hedged item.

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
Stock-Based Compensation
Stock-based compensation is recognized as an expense for the employee stock purchase plan, stock options, restricted stock awards, performance stock units, and restricted stock units granted to employees and directors in return for service. Equity classified awards are measured at the grant date fair value using either an observable market value or a valuation methodology, and are recognized over the requisite service period on a straight-line basis. Forfeitures are recorded as they occur. A description of the Company’s stock-based employee compensation plans is included in “Note 14 - Stockholders’ Equity and Compensation Plans.”

Deposit Verticals
The Company offers a deposit vertical platform to clients in certain industries, primarily community associations, property management, and legal industry and escrow services. These clients will typically receive an earnings credit rate on average collected balances that is used to offset their cost of maintaining the deposit accounts. Earnings credits, otherwise referred to as Deposit costs, are reflected as a component of non-interest expense in the Consolidated Statement of Income.

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

Basic and Diluted Earnings Per Common Share
Basic earnings per common share data is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and restricted stock awards where recipients have satisfied the vesting terms. Diluted earnings per common share gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method.

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
Stock Repurchases
The Company periodically adopts stock repurchase plans that authorize open market repurchases of common stock. Shares acquired through the repurchase plan are classified as treasury stock or the shares are immediately retired upon settlement, depending on plan authorization. When shares are retired, the excess of repurchase price over par is allocated between additional paid-in capital and retained earnings. The amount allocated to additional paid-in capital is limited to the pro rata portion of additional paid-in capital at the time of repurchase.

NOTE 2 - ACQUISITIONS

On October 10, 2025 (the “Acquisition Date”), the Company completed its previously announced Branch Acquisition pursuant to a purchase and assumption agreement dated April 28, 2025 (the “Purchase Agreement”) with First Interstate Bank (“First Interstate”). The Bank acquired certain deposits and loans, owned and leased branch locations, and fixed and other assets associated with the 12 former First Interstate branches (the “Branches”). The transaction added ten branches in Arizona and two branches in Kansas City, and expands the Company’s presence in those markets.

The Branch Acquisition has been accounted for as a business combination using the acquisition method of accounting which requires the consideration exchanged, assets acquired and liabilities assumed to be recognized at fair value as of the Acquisition Date. Fair values are considered preliminary until final fair values are determined, or the measurement period has passed, which is no later than one year from the Acquisition Date. Goodwill arising from the Branch Acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Branches into Enterprise. The Company expects $52 million of goodwill to be deductible for income tax purposes. The following table presents a summary of the assets acquired and liabilities assumed:

($ in thousands)	As Recorded by First Interstate	Adjustments		As Recorded by EFSC
Assets acquired:
Cash and due from banks	$2,235	$—		$2,235
Loans	297,423	(6,410)		291,013
ACL on loans	—	(3,298)		(3,298)
Total loans, net	297,423	(9,708)	(a)	287,715
Fixed assets, net	8,623	160		8,783
Intangible assets, net	—	16,414	(b)	16,414
Other assets	4,020	333	(c)	4,353
Total assets acquired	$312,301	$7,199		$319,500

Liabilities assumed:
Deposits	$641,581	$137	(d)	$641,718
Other liabilities	4,387	—		4,387
Total liabilities assumed	$645,968	$137		$646,105

Net assets acquired	$(333,667)	$7,062		$(326,605)

Total consideration received				$(274,801)

Goodwill				$51,804

(a)Loan fair value adjustments include:
i.$6,410 Loan interest rate mark
ii. $3,298     Loan credit mark
iii.$9,708     Total loan adjustment
(b)Represents a new core deposit intangible of $15.9 million to be amortized using the sum of the years digits method over a useful life of 10 years, and client-related wealth intangible of $0.5 million to be amortized straight line over a useful life of 10 years.
(c)Represents the tax effects of the deductible acquisition-related costs using a tax rate of approximately 25%.
(d)Represents time deposits fair value adjustment.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income available to common stockholders	$197,624	$181,516	$190,309

Weighted average common shares outstanding	36,987	37,357	37,370
Additional dilutive common stock equivalents	252	210	137
Weighted average diluted common shares outstanding	37,239	37,567	37,507

Basic earnings per common share	$5.34	$4.86	$5.09
Diluted earnings per common share	$5.31	$4.83	$5.07

For 2025, 2024, and 2023, common stock equivalents of approximately 242,000, 434,000 and 419,000, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive.

NOTE 4 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, ACL and fair value of securities available-for-sale and held-to-maturity as of the periods indicated:

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$187,587	$76	$(5,091)	$182,572
Obligations of states and political subdivisions	626,900	3,914	(58,109)	572,705
Agency mortgage-backed securities	1,733,003	12,638	(36,330)	1,709,311
U.S. Treasury Bills	171,355	128	(499)	170,984
Corporate debt securities	19,448	109	(94)	19,463
Total securities available-for-sale	$2,738,293	$16,865	$(100,123)	$2,655,035

Held-to-maturity securities:
Obligations of states and political subdivisions	$920,199	$10,861	$(39,849)	$891,211
Agency mortgage-backed securities	43,839	—	(3,199)	40,640
Corporate debt securities	111,064	325	(3,426)	107,963
Total securities held-to-maturity	$1,075,102	$11,186	$(46,474)	$1,039,814
ACL	(145)
Total securities held-to-maturity, net	$1,074,957

	December 31, 2024
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$290,329	$69	$(14,358)	$276,040
Obligations of states and political subdivisions	492,896	12	(83,711)	409,197
Agency mortgage-backed securities	1,090,495	1,072	(64,173)	1,027,394
U.S. Treasury Bills	130,565	34	(1,706)	128,893
Corporate debt securities	21,198	—	(452)	20,746
Total securities available-for-sale	$2,025,483	$1,187	$(164,400)	$1,862,270

Held-to-maturity securities:
Obligations of states and political subdivisions	$759,059	$2,366	$(60,351)	$701,074
Agency mortgage-backed securities	47,912	—	(5,004)	42,908
Corporate debt securities	122,221	269	(7,601)	114,889
Total securities held-to-maturity	$929,192	$2,635	$(72,956)	$858,871
ACL	(257)
Total securities held-to-maturity, net	$928,935

The Company believes the held-to-maturity category is consistent with the Company’s intent for these securities. The Company did not transfer any securities from available-for-sale to held-to-maturity in 2025 or 2024. The balance of held-to-maturity securities in the “Amortized Cost” column in the table above includes a cumulative net unamortized, unrealized gain of $7.6 million and $10.8 million at December 31, 2025 and 2024, respectively. Such amounts are amortized over the remaining life of the securities.

At December 31, 2025 and 2024, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.7 billion and $1.5 billion at December 31, 2025 and December 31, 2024, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$250,905	$249,646	$4,616	$4,616
Due after one year through five years	76,242	74,783	129,862	127,143
Due after five years through ten years	353,222	320,753	239,892	239,658
Due after ten years	324,921	300,542	656,893	627,757
Agency mortgage-backed securities	1,733,003	1,709,311	43,839	40,640
	$2,738,293	$2,655,035	$1,075,102	$1,039,814

There were 681 and 830 available-for-sale securities in an unrealized loss position as of December 31, 2025 and 2024, respectively, included in the following tables:

	December 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$13,971	$22	$149,230	$5,069	$163,201	$5,091
Obligations of states and political subdivisions	32,658	245	425,879	57,864	458,537	58,109
Agency mortgage-backed securities	266,639	1,215	377,787	35,115	644,426	36,330
U.S. Treasury Bills	4,996	—	40,418	499	45,414	499
Corporate debt securities	—	—	3,406	94	3,406	94
	$318,264	$1,482	$996,720	$98,641	$1,314,984	$100,123

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$21,044	$132	$234,191	$14,226	$255,235	$14,358
Obligations of states and political subdivisions	3,117	143	403,767	83,568	406,884	83,711
Agency mortgage-backed securities	423,600	6,763	478,790	57,410	902,390	64,173
U.S. Treasury Bills	11,708	23	54,177	1,683	65,885	1,706
Corporate debt securities	1,956	44	8,342	408	10,298	452
	$461,425	$7,105	$1,179,267	$157,295	$1,640,692	$164,400

The unrealized losses at both December 31, 2025 and 2024, were primarily attributable to changes in market interest rates since the securities were purchased. At both December 31, 2025 and 2024, there was no ACL on available-for-sale securities.

Accrued interest receivable on held-to-maturity debt securities totaled $12.3 million and $8.6 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2025 and 2024, the ACL on held-to-maturity securities was $0.1 million and $0.3 million, respectively.

The following table presents a summary of proceeds, gross gains and losses realized from sales of available-for-sale investment securities for the periods indicated:

	Twelve months ended
($ in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Gross gains realized	$1,631	$—	$601
Gross losses realized	(1,582)	—	—
Proceeds from sales	139,051	—	40,393

Other Investments
At December 31, 2025 and 2024, other investments totaled $80.9 million and $72.8 million, respectively. As a member of the FHLB, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $9.4 million, and $8.7 million at December 31, 2025 and 2024, respectively, is recorded at cost, which represents redemption value, and is included in other investments in the Consolidated Balance Sheets. The remaining amounts in other investments primarily include various investments in SBICs, CDFIs, private equity investments and the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties, see “Note 11 – Debt.”

NOTE 5 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	December 31, 2025(1)	December 31, 2024
C&I	$5,236,473	$4,720,428
Real estate loans:
Commercial - investor owned	2,986,906	2,607,755
Commercial - owner occupied	2,460,761	2,359,956
Construction and land development	689,357	892,563
Residential	367,127	358,923
Total real estate loans	6,504,151	6,219,197
Consumer	60,469	281,193
Loans, before unearned loan fees	11,801,093	11,220,818
Unearned loan fees, net	(755)	(463)
Loans, including unearned loan fees	$11,800,338	$11,220,355

(1)Certain loans were reclassified from Consumer and into other categories in 2025. Prior period amounts were not adjusted.

The loan balance includes a net premium on acquired loans of $0.2 million and $7.8 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, loans of $6.3 billion and $5.7 billion, respectively, were pledged to the FHLB and the Federal Reserve.

Consumer mortgage loans secured by residential real estate in process of foreclosure totaled $0.2 million at December 31, 2025. The Company had no consumer mortgage loans secured by residential real estate in process of foreclosure as of December 31, 2024.

Loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a stockholder, officer, or director were immaterial for the years ended December 31, 2025 and 2024. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other clients and did not involve more than the normal risk of collectibility.

The following table presents a summary of the activity, by loan category, in the ACL on loans for 2023, 2024, and 2025 as follows:

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
2023
ACL on loans:
Balance, beginning of year	$53,835	$36,191	$22,752	$11,444	$7,928	$4,782	$136,932
Provision (benefit) for credit losses	38,308	(335)	523	(1,300)	(2,109)	796	35,883
Charge-offs	(36,302)	(4,869)	—	(9)	(656)	(1,379)	(43,215)
Recoveries	3,045	293	130	63	979	661	5,171
Balance, end of year	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771

2024
ACL on loans:
Balance, beginning of year	$58,886	$31,280	$23,405	$10,198	$6,142	$4,860	$134,771
Provision (benefit) for credit losses	14,770	3,502	(60)	2,764	128	(475)	20,629
Charge-offs	(13,073)	(700)	(3,074)	(3,224)	(878)	(925)	(21,874)
Recoveries	2,648	135	129	99	1,142	271	4,424
Balance, end of year	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950

2025
ACL on loans:
Balance, beginning of year	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950
Provision (benefit) for credit losses	19,514	(44)	(1,051)	4,418	1,402	(1,163)	$23,076
Initial allowance on PSLs	971	1,034	1,257	1	17	18	$3,298
Charge-offs	(23,326)	(3,972)	(2,061)	(3,281)	(912)	(964)	$(34,516)
Recoveries	7,955	330	673	41	982	233	$10,214
Balance, end of year	$68,345	$31,565	$19,218	$11,016	$8,023	$1,855	$140,022

The Company recorded a provision for credit losses on loans of $23.1 million and $20.6 million for the years ended December 31, 2025 and 2024, respectively. An additional provision for credit losses of $3.3 million and $0.9 million was recorded in 2025 and 2024, respectively, for securities, unfunded commitments and accrued interest on nonaccrual loans.

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model; Moody’s baseline, a stronger near-term growth upside and a moderate downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $12.8 million to the ACL over the baseline model at December 31, 2025. The forecasts at the end of 2025 incorporate an expectation that the federal funds rate will continue to fall in 2026. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation (including the impact of tariffs), tightening in the credit markets, and weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the DCF model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters and pandemics. At December 31, 2025, the ACL on loans included a qualitative adjustment of $31.5 million. Of this amount, $20.9 million was allocated to Sponsor Finance loans due to their unsecured nature.

The following tables present a summary of gross charge-offs by loan class and year of origination:

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I	$30	$2,159	$4,661	$1,280	$35	$1,167	$1,651	$11,870	$22,853
Real estate:
Commercial - investor owned	—	—	—	—	3,972	—	—	—	3,972
Commercial - owner occupied	—	594	285	—	284	898	—	—	2,061
Construction and land development	—	—	—	146	—	3,135	—	—	3,281
Residential	—	—	—	—	—	646	266	—	912
Consumer	—	—	—	—	177	68	5	—	250
Total charge-offs by origination year	$30	$2,753	$4,946	$1,426	$4,468	$5,914	$1,922	$11,870	$33,329
Total gross charge-offs by performing status									1,187
Total gross charge-offs									$34,516

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I	$312	$2,646	$3,043	$35	$166	$772	$2,205	$3,589	$12,768
Real estate:
Commercial - investor owned	—	—	—	252	—	448	—	—	700
Commercial - owner occupied	—	—	41	475	10	2,548	—	—	3,074
Construction and land development	—	—	—	—	3,224	—	—	—	3,224
Residential	—	—	166	15	—	471	202	24	878
Consumer	4	17	—	58	—	79	103	1	262
Total charge-offs by origination year	$316	$2,663	$3,250	$835	$3,400	$4,318	$2,510	$3,614	$20,906
Total gross charge-offs by performing status									968
Total gross charge-offs									$21,874

The following tables present the recorded balance in nonperforming loans by category, excluding government guaranteed balances:

	December 31, 2025
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
C&I	$26,359	$1,620	$27,979	$14,800
Real estate:
Commercial - investor owned	36,988	—	36,988	23,685
Commercial - owner occupied	9,338	—	9,338	7,927
Construction and land development	155	—	155	—
Residential	8,340	—	8,340	8,099
Consumer	—	9	9	—
Total	$81,180	$1,629	$82,809	$54,511

	December 31, 2024
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
C&I	$15,810	$11	$15,821	$4,279
Real estate:
Commercial - investor owned	14,186	—	14,186	2,106
Commercial - owner occupied	10,910	—	10,910	8,235
Construction and land development	1,503	—	1,503	1,503
Residential	258	—	258	—
Consumer	—	9	9	—
Total	$42,667	$20	$42,687	$16,123

The nonperforming loan balances at December 31, 2025 and December 31, 2024 exclude government guaranteed balances of $28.9 million and $22.0 million, respectively. Interest income recognized on nonaccrual loans was immaterial in the years ending December 31, 2025, 2024, and 2023.

The following tables present a summary of collateral-dependent nonperforming loans by class of loan as of the dates indicated:

	December 31, 2025
	Type of Collateral
($ in thousands)	CRE	Residential Real Estate	Blanket Lien	Other
C&I	$—	$19	$3,391	$15,644
Real estate:
Commercial - investor owned	35,701	—	—	—
Commercial - owner occupied	4,610	456	—	—
Residential	—	8,099	—	—
Total	$40,311	$8,574	$3,391	$15,644

	December 31, 2024
	Type of Collateral
($ in thousands)	CRE	Residential Real Estate	Blanket Lien	Other
C&I	$—	$—	$4,279	$3,495
Real estate:
Commercial - investor owned	14,136	—	—	—
Commercial - owner occupied	7,521	482	486	—
Total	$21,657	$482	$4,765	$3,495

The following tables present a summary of aging of the recorded balance in past due loans by class and category as of the dates indicated:

	December 31, 2025
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
C&I	$6,822	$25,327	$32,149	$5,204,324	$5,236,473
Real estate:
Commercial - investor owned	3,627	38,063	41,690	2,945,216	2,986,906
Commercial - owner occupied	5,274	21,110	26,384	2,434,377	2,460,761
Construction and land development	4,881	583	5,464	683,893	689,357
Residential	7,457	2,516	9,973	357,154	367,127
Consumer	57	9	66	60,403	60,469
Loans, before unearned loan fees	$28,118	$87,608	$115,726	$11,685,367	11,801,093
Unearned loan fees, net					(755)
Total					$11,800,338

	December 31, 2024
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
C&I	$1,948	$12,228	$14,176	$4,706,252	$4,720,428
Real estate:
Commercial - investor owned	1,377	14,333	15,710	2,592,045	2,607,755
Commercial - owner occupied	10,542	18,591	29,133	2,330,823	2,359,956
Construction and land development	101	5,620	5,721	886,842	892,563
Residential	2,833	258	3,091	355,832	358,923
Consumer	34	9	43	281,150	281,193
Loans, before unearned loan fees	$16,835	$51,039	$67,874	$11,152,944	11,220,818
Unearned loan fees, net					(463)
Total					$11,220,355

The ACL incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination or acquisition. The starting point for the estimate of the ACL is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default and loss given default model to determine the ACL.

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL because of the measurement methodologies used to estimate the allowance.

The most common concession the Company provides to borrowers experiencing financial difficulty is a term extension. In limited circumstances, the Company may modify loans by providing principal forgiveness or an interest rate reduction. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.

In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as an interest rate reduction or principal forgiveness, may be granted.

The following tables present the recorded balance for the periods listed of loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Term Extension		Interest Rate Reduction		Total
	Twelve months ended		Twelve months ended		Twelve months ended
($ in thousands)	December 31, 2025	Percent of Total Loan Class	December 31, 2025	Percent of Total Loan Class	December 31, 2025	Percent of Total Loan Class
C&I	$51,384	0.98%	$—	—%	$51,384	0.98%
Real estate:
Commercial - investor owned	242	0.01%	—	—%	242	0.01%
Commercial - owner occupied	5,815	0.24%	9,408	0.38%	15,223	0.62%
Residential	460	0.13%	—	—%	460	0.13%
Total	$57,901	0.49%	$9,408	0.08%	$67,309	0.57%

	Term Extension		Payment Delay		Total
	Twelve months ended		Twelve months ended		Twelve months ended
($ in thousands)	December 31, 2024	Percent of Total Loan Class	December 31, 2024	Percent of Total Loan Class	December 31, 2024	Percent of Total Loan Class
C&I	$43,094	0.91%	$567	0.01%	$43,661	0.92%
Real estate:
Commercial - investor owned	256	0.01%	—	—%	256	0.01%
Commercial - owner occupied	12,890	0.54%	—	—%	12,890	0.54%
Residential	69	0.02%	—	—%	69	0.02%
Total	$56,309	0.50%	$567	0.01%	$56,876	0.51%

The Company had $10.8 million in commitments to lend additional funds to borrowers experiencing financial difficulty included in the previous table at December 31, 2025. There were $0.5 million and $6.6 million of loans modified to borrowers experiencing financial difficulty that were also included in nonperforming loans, excluding government guaranteed balances, as of December 31, 2025 and December 31, 2024, respectively.

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty and outstanding at the date indicated:

	Weighted Average Term Extension (in months)	Weighted Average Interest Reduction (%)
	Twelve months ended	Twelve months ended
($ in thousands)	December 31, 2025	December 31, 2025
C&I	6	—%
Real estate:
Commercial - investor owned	12	—%
Commercial - owner occupied	15	0.50%
Residential	4	—%

	Weighted Average Term Extension (in months)	Amount of Payment Delay
	Twelve months ended	Twelve months ended
	December 31, 2024	December 31, 2024
C&I	6	$85
Real estate:
Commercial - investor owned	12	—
Commercial - owner occupied	22	—
Residential	24	—

The following tables present the aging of the recorded balance of modified loans in the last 12 months by class at the date indicated:

	December 31, 2025
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
C&I	$50,388	$995	$—	$51,383
Real estate:
Commercial - investor owned	242	—	—	242
Commercial - owner occupied	15,224	—	—	15,224
Residential	—	460	—	460
Total	$65,854	$1,455	$—	$67,309

	December 31, 2024
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
C&I	$42,243	$567	$851	$43,661
Real estate:
Commercial - investor owned	256	—	—	256
Commercial - owner occupied	11,972	—	918	12,890
Residential	69	—	—	69
Total	$54,540	$567	$1,769	$56,876

The following table summarizes loans that experienced a default during the twelve months ended December 31, 2025 and December 31, 2024, subsequent to being granted a modification in the preceding twelve months. These loans were charged-off during the preceding periods. Default is defined as movement to nonperforming status, foreclosure or charge-off.

	Term Extension
	Twelve months ended
($ in thousands)	December 31, 2025	Percent of Total Loan Class	December 31, 2024	Percent of Total Loan Class
C&I	$—	—%	$1,000	0.02%
Real estate:
Residential	460	0.13%	—	—%
Consumer	—	—%	4	NM
Total	$460		$1,004

As of December 31, 2025 and December 31, 2024, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The following tables present the recorded balance by risk category of the loans by class and year of origination as of the dates indicated:

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I
Pass (1-6)	$1,867,472	$793,869	$521,429	$298,735	$84,618	$96,374	$94,043	$1,153,331	$4,909,871
Special Mention (7)	17,000	22,548	26,475	3,835	4,871	2,113	22,071	48,303	147,216
Classified (8-9)	47,637	26,370	4,861	10,964	54	845	24,043	36,659	151,433
Total C&I	$1,932,109	$842,787	$552,765	$313,534	$89,543	$99,332	$140,157	$1,238,293	$5,208,520

CRE-investor owned
Pass (1-6)	$857,292	$405,208	$380,247	$377,479	$287,917	$376,426	$55,616	$45,784	$2,785,969
Special Mention (7)	40,134	53,306	1,934	—	9,029	4,571	1,891	—	110,865
Classified (8-9)	17,570	—	—	6,965	26,697	20,469	—	—	71,701
Total CRE-investor owned	$914,996	$458,514	$382,181	$384,444	$323,643	$401,466	$57,507	$45,784	$2,968,535

CRE-owner occupied
Pass (1-6)	$471,422	$304,147	$296,817	$371,117	$364,894	$445,806	$3,391	$38,545	$2,296,139
Special Mention (7)	7,814	5,801	14,730	12,440	4,432	15,019	—	—	60,236
Classified (8-9)	18,006	5,562	11,444	15,503	13,671	22,281	—	—	86,467
Total CRE-owner occupied	$497,242	$315,510	$322,991	$399,060	$382,997	$483,106	$3,391	$38,545	$2,442,842

Construction real estate
Pass (1-6)	$372,006	$223,449	$37,889	$9,492	$3,398	$1,316	$24,961	$3,148	$675,659
Special Mention (7)	2,000	—	23	41	—	—	8,698	—	10,762
Classified (8-9)	—	—	483	676	—	4	—	—	1,163
Total Construction real estate	$374,006	$223,449	$38,395	$10,209	$3,398	$1,320	$33,659	$3,148	$687,584

Residential real estate
Pass (1-6)	$61,245	$24,136	$27,378	$28,920	$33,857	$76,749	$7,342	$82,753	$342,380
Special Mention (7)	3,157	1,219	23	296	84	793	—	976	6,548
Classified (8-9)	1,831	—	2,733	—	6,466	7,055	—	80	18,165
Total residential real estate	$66,233	$25,355	$30,134	$29,216	$40,407	$84,597	$7,342	$83,809	$367,093

Consumer
Pass (1-6)	$1,466	$798	$790	$199	$26,824	$17,513	$—	$8,511	$56,101
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	2	—	—	10	—	—	12
Total Consumer	$1,466	$798	$792	$199	$26,824	$17,523	$—	$8,511	$56,113

Total loans classified by risk category	$3,786,052	$1,866,413	$1,327,258	$1,136,662	$866,812	$1,087,344	$242,056	$1,418,090	$11,730,687
Total loans classified by performing status									69,651
Total loans									$11,800,338

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I
Pass (1-6)	$1,477,552	$958,327	$607,626	$172,201	$117,845	$69,236	$87,059	$942,991	$4,432,837
Special Mention (7)	32,479	40,804	4,982	2,373	796	64	14,783	55,100	151,381
Classified (8-9)	29,999	868	9,271	—	142	809	9,681	20,791	71,561
Total C&I	$1,540,030	$999,999	$621,879	$174,574	$118,783	$70,109	$111,523	$1,018,882	$4,655,779

CRE-investor owned
Pass (1-6)	$587,403	$402,899	$479,131	$374,155	$266,044	$281,232	$4,566	$48,808	$2,444,238
Special Mention (7)	12,195	4,901	—	43,506	2,389	9,623	31,321	1,999	105,934
Classified (8-9)	256	—	821	20,274	13,564	4,702	—	—	39,617
Total CRE-investor owned	$599,854	$407,800	$479,952	$437,935	$281,997	$295,557	$35,887	$50,807	$2,589,789

CRE-owner occupied
Pass (1-6)	$420,774	$329,001	$437,731	$408,210	$246,024	$352,095	$890	$29,239	$2,223,964
Special Mention (7)	6,914	10,764	5,323	12,324	8,426	18,389	—	—	62,140
Classified (8-9)	13,794	3,727	4,063	6,452	3,765	22,319	—	250	54,370
Total CRE-owner occupied	$441,482	$343,492	$447,117	$426,986	$258,215	$392,803	$890	$29,489	$2,340,474

Construction real estate
Pass (1-6)	$404,286	$211,573	$198,278	$38,131	$6,110	$3,823	$9,513	$5,338	$877,052
Special Mention (7)	11,250	33	49	294	—	223	—	—	11,849
Classified (8-9)	—	—	1,573	—	—	585	—	—	2,158
Total Construction real estate	$415,536	$211,606	$199,900	$38,425	$6,110	$4,631	$9,513	$5,338	$891,059

Residential real estate
Pass (1-6)	$46,454	$37,371	$35,082	$27,784	$22,350	$78,113	$5,880	$79,284	$332,318
Special Mention (7)	1,539	26	239	—	—	1,435	—	887	4,126
Classified (8-9)	—	2,979	107	11,976	5,538	1,572	—	—	22,172
Total residential real estate	$47,993	$40,376	$35,428	$39,760	$27,888	$81,120	$5,880	$80,171	$358,616

Consumer
Pass (1-6)	$31,286	$6,058	$50,351	$55,844	$49,519	$31,061	$44	$40,578	$264,741
Special Mention (7)	—	2,326	—	—	—	1,780	—	7,660	11,766
Classified (8-9)	—	—	—	—	—	5	—	—	5
Total Consumer	$31,286	$8,384	$50,351	$55,844	$49,519	$32,846	$44	$48,238	$276,512

Total loans classified by risk category	$3,076,181	$2,011,657	$1,834,627	$1,173,524	$742,512	$877,066	$163,737	$1,232,925	$11,112,229
Total loans classified by performing status									108,126
Total loans									$11,220,355

In the tables above, loan originations in 2025 and 2024 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

The following tables summarize the risk category of the loans by loan type as of the dates indicated:

	December 31, 2025
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
C&I	$4,909,871	$147,216	$151,433	$5,208,520
Real estate:
Commercial - investor owned	2,785,969	110,865	71,701	2,968,535
Commercial - owner occupied	2,296,139	60,236	86,467	2,442,842
Construction and land development	675,659	10,762	1,163	687,584
Residential	342,380	6,548	18,165	367,093
Consumer	56,101	—	12	56,113
Total loans classified by risk category	$11,066,119	$335,627	$328,941	$11,730,687
Total loans classified by performing status				69,651
				$11,800,338

	December 31, 2024
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
C&I	$4,432,837	$151,381	$71,561	$4,655,779
Real estate:
Commercial - investor owned	2,444,238	105,934	39,617	2,589,789
Commercial - owner occupied	2,223,964	62,140	54,370	2,340,474
Construction and land development	877,052	11,849	2,158	891,059
Residential	332,318	4,126	22,172	358,616
Consumer	264,741	11,766	5	276,512
Total loans classified by risk category	$10,575,150	$347,196	$189,883	$11,112,229
Total loans classified by performing status				108,126
				$11,220,355

In the risk category tables above, guaranteed loan balances are included with a classification of “pass” due to the nature of these loans.

For certain loans, the Company evaluates credit quality based on the aging status.

The following tables present the recorded balance of loans based on payment activity as of the dates indicated:

	December 31, 2025
($ in thousands)	Performing	Nonperforming	Total
C&I	$22,778	$318	$23,096
Real estate:
Commercial - investor owned	16,323	—	16,323
Commercial - owner occupied	26,121	—	26,121
Residential	589	—	589
Consumer	3,513	9	3,522
Total	$69,324	$327	$69,651

	December 31, 2024
($ in thousands)	Performing	Nonperforming	Total
C&I	$60,899	$11	$60,910
Real estate:
Commercial - investor owned	17,175	—	17,175
Commercial - owner occupied	27,349	—	27,349
Residential	647	—	647
Consumer	2,036	9	2,045
Total	$108,106	$20	$108,126

NOTE 6 - LEASES

Lessee Arrangements
The Company has banking and limited-service facilities, data centers, and certain equipment under lease agreements. Most of the leases expire between 2026 and 2030 and include one or more renewal options for up to 5 years. Six leases expire between 2031 and 2034. All leases are classified as operating leases.

	Year ended December 31,
($ in thousands)	2025	2024
Operating lease cost	$6,386	$5,757
Short-term lease cost	519	402
Total lease cost	$6,905	$6,159

Payments on operating leases included in the measurement of lease liabilities during the twelve months ended December 31, 2025 and 2024 totaled $6.7 million and $5.6 million, respectively. Right-of-use assets obtained in exchange for lease obligations totaled $6.5 million and $2.0 million during the twelve months ended December 31, 2025 and 2024, respectively. The additions in 2025 and 2024 were primarily from the Branch Acquisition during 2025 and lease renewals.

The following table presents supplemental balance sheet information related to leases for the periods indicated:

($ in thousands)	December 31, 2025	December 31, 2024
Operating lease right-of-use assets, included in other assets	$24,031	$22,759
Operating lease liabilities, included in other liabilities	27,140	26,150

Operating leases
Weighted average remaining lease term	5 years	6 years
Weighted average discount rate	4.1%	4.0%

The following table summarizes the maturities of operating lease liabilities as of December 31, 2025:

($ in thousands)
Year	Amount
2026	$7,650
2027	6,630
2028	4,668
2029	3,282
2030	2,655
Thereafter	5,444
Total operating lease liabilities, payments	30,329
Less: present value adjustment	3,189
Operating lease liabilities	$27,140

Lessor Arrangements
The Company leases office space to third parties through operating leases. These agreements have remaining lease terms ranging from 30 months to 84 months. Lessor income was $1.6 million and $1.9 million for the twelve months ended December 31, 2025 and 2024, respectively.

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

The following table presents select terms of the hedges as follows:

($ in thousands)
Notional	Fixed Rate	Maturity Date
$18,558	2.64%	March 15, 2026
$13,506	2.64%	March 17, 2026

During the next twelve months, the Company estimates $0.1 million will be reclassified as a decrease to interest expense and $0.5 million will be reclassified as a decrease to interest income.

Non-designated Hedges
Derivatives not designated as hedges are not considered speculative and result from a service the Company provides to certain clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings as a component of other noninterest income.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31st of the year presented:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	2025	2024	2025	2024	2025	2024
Derivatives designated as hedging instruments
Interest rate swaps	$282,064	$282,064	$1,876	$649	$—	$3,139
Interest rate collars	150,000	150,000	498	—	—	1,056
Total	$432,064	$432,064	$2,374	$649	$—	$4,195

Derivatives not designated as hedging instruments
Interest rate swaps	$878,278	$854,171	$10,110	$14,495	$10,114	$14,497

Derivative assets are reported in “Other assets” on the Consolidated Balance Sheet. Derivative liabilities are reported in the Consolidated Balance Sheet in “Other liabilities.”

The following tables present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The fair value table above provides the location of financial assets and liabilities presented on the Consolidated Balance Sheet.

As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$11,986	$—	$11,986	$3,142	$6,470	$2,374
Interest rate collar	498	—	498	—	—	498

Liabilities:
Interest rate swaps	$10,114	$—	$10,114	$3,142	$—	$6,972
Securities sold under agreements to repurchase	292,782	—	292,782	—	292,782	—

As of December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$15,144	$—	$15,144	$4,975	$9,710	$459

Liabilities:
Interest rate swaps	$17,636	$—	$17,636	$4,975	$—	$12,661
Interest rate collar	1,056	—	1,056	—	—	1,056
Securities sold under agreements to repurchase	244,618	—	244,618	—	244,618	—

As of December 31, 2025, the fair value of counterparty derivatives in a net liability position, which includes accrued interest related to these agreements was $7.1 million. The Company has minimum collateral posting thresholds with certain derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from counterparties on derivatives that were in a net asset position as noted in the tables above.

NOTE 8 - FIXED ASSETS

The following table presents a summary of fixed assets:

	December 31,
($ in thousands)	2025	2024
Land	$14,501	$11,716
Buildings and leasehold improvements	67,529	54,552
Furniture, fixtures and equipment	27,662	23,634
	109,692	89,902
Less accumulated depreciation and amortization	50,699	44,893
Total fixed assets	$58,993	$45,009

Depreciation and amortization of fixed assets included in noninterest expense amounted to $6.8 million in 2025, and $5.1 million in 2024 and 2023, respectively.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The following table presents a summary of goodwill:

($ in thousands)	Years ended December 31,
	2025	2024
Goodwill, beginning of year	$365,164	$365,164
Additions from acquisition	51,804	—
Goodwill, end of year	$416,968	$365,164

The following table presents a summary of other intangible assets:

($ in thousands)	Years ended December 31,
	2025	2024
Other intangible assets, net, beginning of year	$8,484	$12,318
Additions from acquisition	16,414	—
Amortization	(3,724)	(3,834)
Other intangible assets, net, end of year	$21,174	$8,484

At December 31, 2025, other intangible assets consist of $20.7 million in core deposit intangibles and $0.5 million in client-related wealth intangibles. Amortization expense on other intangible assets was $3.7 million, $3.8 million, and $4.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The other intangible assets are being amortized over a 10-year period.

The following table summarizes the amortization schedule for other intangible assets at December 31, 2025:

($ in thousands)
Year	Amount
2026	$5,180
2027	4,125
2028	3,254
2029	2,407
2030	1,902
After 2030	4,306
Total	$21,174

NOTE 10 - DEPOSITS

The following table summarizes certificates of deposit maturities at December 31, 2025:

($ in thousands)	Brokered	Customer	Total
Less than 1 year	$566,944	$923,542	$1,490,486
Greater than 1 year and less than 2 years	155,033	12,279	167,312
Greater than 2 years and less than 3 years	—	4,476	4,476
Greater than 3 years and less than 4 years	—	2,581	2,581
Greater than 4 years and less than 5 years	—	503	503
Greater than 5 years	—	4,025	4,025
Total	$721,977	$947,406	$1,669,383

Certificates of deposit balances over the FDIC insurance limit of $250,000 were $289.9 million and $268.2 million as of December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, deposit accounts of executive officers and directors, or to entities in which such individuals had beneficial interests as a stockholder, officer, or director totaled $0.5 million and $0.9 million, respectively.

The Company is a participant in certain networks that offer deposit placement services on a reciprocal basis that qualify large deposits for FDIC insurance. The Company had $110.3 million and $96.6 million of certificates of deposits, and $1.3 billion and $1.2 billion of demand deposits in these reciprocal accounts at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, overdraft deposits of $1.6 million and $17.2 million, respectively, were reclassified to loans.

NOTE 11 - DEBT

Subordinated Notes and Debentures
The following table summarizes the Company’s subordinated debentures at December 31:

	Amount		Maturity Date	Initial Call Date (1)	Interest Rate
($ in thousands)	2025	2024
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3 month term SOFR + 3.11%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3 month term SOFR + 2.91%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3 month term SOFR + 2.23%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3 month term SOFR + 2.09%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3 month term SOFR + 1.70%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3 month term SOFR + 1.86%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3 month term SOFR + 1.86%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3 month term SOFR + 2.51%
JEFFCO Stat Trust I	7,732	7,732	February 22, 2031	February 22, 2011	Fixed @ 10.20%
JEFFCO Stat Trust II (2)	4,712	4,658	March 17, 2034	March 17, 2009	Floats @ 3 month term SOFR + 3.01%
Trinity Capital Trust III (2)	5,606	5,539	September 8, 2034	September 8, 2009	Floats @ 3 month term SOFR + 2.96%
Trinity Capital Trust IV	10,310	10,310	November 23, 2035	August 23, 2010	Fixed @ 6.88%
Trinity Capital Trust V (2)	8,521	8,358	December 15, 2036	September 15, 2011	Floats @ 3 month term SOFR + 1.91%
Total junior subordinated debentures	93,688	93,404
5.75% Fixed-to-floating rate subordinated notes	—	63,250	June 1, 2030	June 1, 2025	Fixed @ 5.75% until June 1, 2025, then floats @ Benchmark rate (3 month term SOFR) + 5.66%
Debt issuance costs	—	(103)
Total fixed-to-floating rate subordinated notes	—	63,147
Total subordinated debentures and notes	$93,688	$156,551

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

The trust preferred securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s Consolidated Balance Sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s Consolidated Statements of Income. The Company’s investment in these trusts of $2.9 million at December 31, 2025 and 2024 is included in other investments in the Consolidated Balance Sheets. The Company has fixed the interest rate on a portion of its junior subordinated debentures through a series of interest rate swaps. For further discussion of the interest rate swaps and the corresponding terms, see “Note 7 – Derivative Financial Instruments.”

On May 21, 2020, the Company issued $63.3 million of 5.75% fixed-to-floating rate subordinated notes due in 2030 in a public offering (the “2030 Notes”). From the date of issuance, the 2030 Notes bore interest at a rate equal to 5.75% per annum, payable semiannually in arrears on each June 1 and December 1. Beginning June 1, 2025, the 2030 Notes bore interest at a floating rate per annum equal to a benchmark rate of three-month term SOFR (as defined in the Indenture, dated May 21, 2020, between the Company and U.S. Bank National Association, as trustee, and subsequent First Supplemental Indenture), plus 566 basis points. On September 2, 2025, the Company redeemed the 2030 Notes funded through the issuance of a $63.3 million senior note at a rate of one-month Term SOFR plus a spread of 250 basis points. Prior to being redeemed, the 2030 Notes bore interest at a floating rate then equal to 9.98% per annum, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year.

FHLB Advances
FHLB advances are collateralized by 1-4 family residential real estate loans, business loans, and certain CRE loans. At December 31, 2025 and 2024, the unpaid principal of the loans pledged to the FHLB of Des Moines was $2.9 billion and $2.6 billion, respectively. The loans are pledged to the secured line of credit to maintain the borrowing base, which had availability of approximately $1.6 billion and $1.3 billion at December 31, 2025 and 2024, respectively.

The Company did not have any FHLB advances at December 31, 2025 or 2024.

Securities Sold Under Agreement to Repurchase
The Company enters into sales of securities under agreements to repurchase. The agreements are transacted with deposit clients and are utilized as an overnight investment product. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Consolidated Balance Sheets. The Company has no control over the market value of the securities, which fluctuates due to market conditions. However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

The following table summarizes securities sold under agreements to repurchase as of and for the periods indicated:

	December 31,
($ in thousands)	2025	2024
Securities sold under agreement to repurchase balance	$292,782	$244,618

Weighted average interest rate	2.90%	3.44%

Federal Reserve Line
The Bank also has a line with the Federal Reserve of St. Louis which provides additional liquidity. As of December 31, 2025 and 2024, $3.0 billion and $2.8 billion, respectively, was available under this line. This line was secured by a pledge of certain eligible loans and securities aggregating $3.5 billion and $3.2 billion, at December 31, 2025 and 2024, respectively. There were no amounts drawn on the Federal Reserve line of credit as of December 31, 2025 or 2024.

Other Borrowings
The Company had $36.2 million of borrowings from various entities related to New Market Tax Credit investments at December 31, 2025 and 2024. These notes have remaining terms that range from 23-28 years. These notes have an interest rate of 1.0% and are generally interest only for the first 7 years.

Revolving Credit Line
Effective February 22, 2025, the Company entered into a credit agreement with another bank that includes a senior unsecured revolving credit commitment (the “Revolving Commitment”) and an option for a single advance term loan draw (“2025 Term Loan,” collectively the “Loan Agreement”). The Revolving Commitment has a one-year term, maturing on February 21, 2026, allows for borrowings up to $25 million, and has an interest rate of one-month Term SOFR plus 185 basis points until February 2026. In February 2026, the Revolving Commitment was renewed for a one-year term. The proceeds can be used for general corporate purposes. The revolving credit line was not accessed in 2025 or 2024.

Term Loan
In February 2019, the Company entered into a five year, $40.0 million unsecured term loan agreement (the “2019 Term Loan”) with another bank with the proceeds primarily used to fund the company’s cash portion of an acquisition in 2019. The 2019 Term Loan agreement matured in February 2024 and was not renewed.

On September 2, 2025, the Company drew on the $63.3 million 2025 Term Loan for the specific purpose of redeeming the 2030 Notes. The 2025 Term Loan is payable in 20 equal quarterly installments on March 31, June 30, September 30 and December 31 with a final installment due on the five year anniversary of the initial advance date. The interest rate of the 2025 Term Loan is one-month Term SOFR plus 250 basis points.

The Loan Agreement is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. A fee of 0.40% annually is assessed against the unused commitments.

The following table summarizes the term loans as of and for the periods indicated:

	December 31,
($ in thousands)	2025	2024
Term loan balance	$58,732	$—

Weighted average interest rate	6.68%	6.78%

NOTE 12 - LITIGATION AND OTHER CONTINGENCIES

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

NOTE 13 - REGULATORY CAPITAL

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2025 and 2024, that the Company met all capital adequacy requirements to which it is subject.

As of December 31, 2025 and 2024, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital, and tier 1 leverage ratios as set forth in the following table. In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, common stock repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

The following table presents the capital ratios as of the periods indicated:

	December 31,
	2025		2024
	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
CET1 Capital to Risk Weighted Assets	11.6%	11.9%	11.8%	12.4%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.8%	11.9%	13.1%	12.4%	8.0%	8.5%
Total Capital to Risk Weighted Assets	13.9%	13.0%	14.6%	13.4%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.5%	9.7%	11.1%	10.5%	5.0%	N/A

NOTE 14 - STOCKHOLDERS’ EQUITY AND COMPENSATION PLANS

Stockholders’ Equity

Common Stock
At December 31, 2025 and 2024, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31,
	2025	2024
Outstanding performance units (maximum issuance)	407,124	363,070
Outstanding RSU’s	320,777	297,122
Outstanding options	597,997	510,812
2018 Stock Incentive Plan	637,686	290,841
Non-Management Director Plan	76,272	104,145
2018 Employee Stock Purchase Plan	322,494	399,289
Total	2,362,350	1,965,279

Common Stock Repurchase Plan
In May 2022, the Company’s board of directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made in open market or privately negotiated transactions and the stock repurchase program will remain in effect until fully utilized or until modified, superseded or terminated. At December 31, 2025, there were 1,114,483 shares available for repurchase under the plan.

Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock with a par value of $0.01 with 75,000 shares issued and outstanding at the end of 2025 and 2024. The Board of Directors has the right to set for each series of preferred stock, subject to the laws of the State of Delaware, the dividend rate, conversion and redemption terms, voting rights and liquidation preferences, among others. In the fourth quarter 2021, the Company issued and sold 3,000,000 depositary shares, each representing 1/40th interest in a share of the Company’s 5% Noncumulative, Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), totaling $72.0 million, net of issuance costs. The depositary shares trade under the ticker “EFSCP”. The Series A Preferred Stock may be redeemed at the Company’s option, subject to prior regulatory approval, in whole or in part on any dividend payment date on or after December 15, 2026 or within 90 days following a regulatory capital event, as defined in the offering documents. If any Series A Preferred Stock are redeemed, a proportionate number of depositary shares will also be redeemed.

Dividends
The Company’s ability to pay dividends to its stockholders is generally dependent upon the payment of dividends by the Bank to the parent company. The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.

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

Dividends on the Company’s capital stock are prohibited under the terms of the junior subordinated debenture agreements, see “Note 11 – Debt,” if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period. Furthermore, unless dividends on all outstanding shares of the Series A Preferred Stock for the most recently completed dividend period have been paid or declared, dividends on, and repurchases of, common stock is prohibited. At December 31, 2025, the Company was not in default on any of the junior subordinated debenture issuances or preferred stock.

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain (Loss) on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2022	$(144,549)	$13,185	$1,032	$(130,332)
Net change	31,705	(2,605)	217	29,317
Balance, December 31, 2023	$(112,844)	$10,580	$1,249	$(101,015)
Net change	(9,288)	(2,492)	(3,923)	(15,703)
Balance, December 31, 2024	$(122,132)	$8,088	$(2,674)	$(116,718)
Net change	60,126	(2,447)	4,452	62,131
Balance, December 31, 2025	$(62,006)	$5,641	$1,778	$(54,587)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income:

	2025			2024			2023
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$80,004	$19,841	$60,163	$(12,351)	$(3,063)	$(9,288)	$42,988	$10,833	$32,155
Reclassification of gain on sale of available-for-sale securities(a)	(49)	(12)	(37)	—	—	—	(601)	(151)	(450)
Reclassification of gain on held-to-maturity securities(a)	(3,254)	(807)	(2,447)	(3,314)	(822)	(2,492)	(3,483)	(878)	(2,605)
Change in unrealized gain (loss) on cash flow hedges	4,825	1,197	3,628	(6,949)	(1,723)	(5,226)	(656)	(165)	(491)
Reclassification of loss on cash flow hedges(b)	1,095	271	824	1,731	428	1,303	945	237	708
Total other comprehensive income (loss)	$82,621	$20,490	$62,131	$(20,883)	$(5,180)	$(15,703)	$39,193	$9,876	$29,317

(a)The pre-tax amount is reported in noninterest income/expense in the Consolidated Statements of Income.
(b)The pre-tax amount is reported in interest income/expense in the Consolidated Statements of Income.

Compensation Plans

The Company has adopted stock-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights, and RSUs, and may contain performance terms for key employees as designated by the Board of Directors upon the recommendation of the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy stock award exercises.

The total excess income tax benefit for stock-based compensation arrangements was $0.6 million, immaterial, and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, there was $15.7 million of total unrecognized compensation cost related to unvested stock-based compensation awards. The cost is expected to be recognized over a weighted-average term of approximately two years.

The following table summarizes stock-based compensation expense:

	For the year ended December 31,
($ in thousands)	2025	2024	2023
Performance stock units	$4,510	$2,898	$2,879
Restricted stock units	6,004	5,341	5,014
Stock options	2,244	2,110	1,609
Employee stock purchase plan	733	523	644
Total stock-based compensation expense	$13,491	$10,872	$10,146

Performance Stock Units
The Company has entered into long-term incentive agreements with certain key employees. These awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a three-year period for each grant. The awards contain minimum (threshold), target, and maximum (exceptional) performance levels. In the event of a change in control, as defined in the plan, the awards will vest at least at the target level. The amount of the awards is determined at the end of the three-year vesting and performance period. The fair value of performance units issued upon vesting in 2025, 2024, and 2023 were $4.4 million, $2.6 million, and $1.6 million, respectively.

The following tables present information related to the outstanding performance stock units at December 31, 2025:

($ in thousands, except per share data)	2023-2025 Cycle	2024-2026 Cycle	2025-2027 Cycle
Shares issuable at target	56,424	83,346	63,792
Maximum shares issuable	112,848	166,692	127,584
Unrecognized compensation cost	$—	$1,078	$2,608
Weighted average grant date fair value (per share)	$62.19	$38.84	$61.33

	Maximum Shares Issuable	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	363,070	$49.10
Granted	127,584	61.33
Vested (issued 75,385 shares)	(83,530)	51.91
Outstanding at December 31, 2025	407,124	$52.36

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

The following table presents various information related to the RSUs:

	At or for the year ended December 31,
($ in thousands except per unit data)	2025	2024	2023
Total fair value of awards vesting during the year	$5,839	$4,919	$3,894
Unrecognized compensation cost	9,385	8,328	8,438
Expected years to recognize unearned compensation	2.0 years	1.5 years	1.7 years
Weighted average grant date fair value per unit	$56.22	$41.52	$50.46

The following table presents a summary of the status of the Company’s RSU awards as of December 31, 2025 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	297,122	$46.07
Granted	138,032	56.22
Vested	(101,782)	45.79
Forfeited	(12,595)	51.59
Outstanding at December 31, 2025	320,777	$50.31

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

The following weighted average assumptions were used for grants issued during the years ended December 31, 2025, 2024, and 2023.

	Weighted Average
	For the year ended December 31,
	2025	2024	2023
Risk Free Interest Rate	4.08%	4.27%	4.09%
Expected Dividend Yield	2.03%	2.53%	1.84%
Expected Volatility	37.26%	35.79%	34.74%
Expected Term (years)	6.2	6.2	6.3

Non-qualified stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years.

The following table is a summary of stock option activity for 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	510,812	$45.43
Granted	118,779	57.17
Exercised	(21,055)	45.56
Forfeited	(10,539)	49.01
Outstanding at December 31, 2025	597,997	$47.69	7.4 years
Exercisable at December 31, 2025	240,328	$46.39	6.2 years

The intrinsic value of options exercised totaled $1.2 million and $0.7 million in 2025 and 2024, respectively. The intrinsic value of options outstanding, expected to vest, and exercisable totaled $3.8 million, $3.8 million, and $1.8 million, respectively, in 2025. In 2024, the intrinsic value of options outstanding, expected to vest, and exercisable totaled $5.6 million, $5.6 million, and $1.5 million, respectively

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) provides its eligible employees with an opportunity to purchase common stock through accumulated payroll contributions. The ESPP provides for shares to be purchased at 85% of the lesser of the stock price at the enrollment date or the exercise date. The maximum number of shares of common stock available for sale under the ESPP is 750,000. In 2025, 2024, and 2023, employees purchased 76,795, 48,366, and 68,286 shares, respectively, and there are 322,494 remaining shares available under the ESPP at December 31, 2025.

Stock Plan for Non-Management Directors
The Company has adopted a Stock Plan for Non-Management Directors, which provides for issuing up to 400,000 shares of common stock to non-management directors as compensation. At December 31, 2025, there were 61,782 shares of stock available for grant under the Stock Plan for Non-Management Directors, exclusive of 14,490 shares to be issued upon deferral release.

The following table presents various information related to the Stock Plan for Non-Management Directors:.

	At or for the year ended December 31,
	2025	2024	2023
Shares granted	18,118	28,993	27,016
Weighted average grant date fair value	$60.51	$41.10	$41.31

401(k) Plan
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21 and matches 100% of the first 6% of employee contributions. The amount charged to expense for the Company’s contributions to the plan was $7.7 million, $7.1 million and $6.5 million for 2025, 2024, and 2023, respectively.

Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan that permits certain executives to participate and defer up to 25% of their base salary and/or up to 100% of their eligible bonus for a plan year. Participants make an irrevocable election when they elect to participate for a plan year to receive the vested account balance following their retirement date, or at a future date not less than five years after the beginning of the plan year. At December 31, 2025, the Company had a liability of $4.3 million related to the deferred compensation plan.

NOTE 15 - INCOME TAXES

The following table presents the components of income tax expense (benefit) for the years ended December 31:

	Year ended December 31,
($ in thousands)	2025	2024	2023
Current:
Federal	$63,474	$41,477	$40,471
State and local	13,283	8,022	9,616
Total current	76,757	49,499	50,087
Deferred:
Federal	4,981	(2,535)	283
State and local	605	(986)	2,097
Total deferred	5,586	(3,521)	2,380
Total income tax expense	$82,343	$45,978	$52,467

The following table presents a reconciliation by rate and amount of expected income tax expense computed by applying the statutory federal income tax rate to income before income taxes reflected in the Consolidated Statements of Income to the effective income tax expense:

	Year ended December 31,
	Amount	Rate	Amount	Amount
($ in thousands)	2025		2024	2023
Income tax expense at federal statutory rate	$59,581	21.0%	$48,561	$51,770
Increase (decrease) in income tax resulting from:
State and local income taxes, net (1)	11,326	4.0%	7,334	9,445
Federal tax credits:
New Markets Tax Credits	(3,958)	(1.4)%	—	—
Low-income housing tax credits (“LIHTC”)	(1,764)	(0.6)%	285	(56)
Other federal tax credits	(1,611)	(0.6)%	(5,619)	(4,364)
Total federal tax credits	(7,333)	(2.6)%	(5,334)	(4,420)
ITC recapture	24,148	8.5%	—	—
Nontaxable or nondeductible items:
Tax-exempt interest income, net	(7,137)	(2.5)%	(5,124)	(4,942)
Bank-owned life insurance	(1,558)	(0.6)%	(892)	(888)
Non-deductible expenses	3,152	1.1%	1,524	2,059
Excess tax benefits	(623)	(0.2)%	28	(251)
Total nontaxable or nondeductible items	(6,166)	(2.2)%	(4,464)	(4,022)
Other, net	787	0.3%	(119)	(306)
Total income tax expense	$82,343	29.0%	$45,978	$52,467

(1) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.
As of December 31, 2025 and 2024, the carrying value of the investments related to low-income housing tax credits was $19.9 million and $16.7 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the LIHTC investments.

The following table presents the components of income taxes paid disaggregated by jurisdiction for the year ended December 31:

($ in thousands)	2025
Federal	$71,051
State and local:
California	6,932
All other state and local	4,888
Total state and local	11,820
Total income taxes paid	$82,871

A net deferred income tax asset of $59.3 million and $85.4 million is included in other assets in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. The following table presents the tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities for the periods indicated:

	Year ended December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Allowance for loan losses	$34,325	$34,212
Loans held-for-sale	2,633	3,304
OREO	—	39
Deferred compensation	6,413	5,209
Accrued compensation	6,897	6,265
Unrealized losses on securities, net	18,437	38,734
Net operating losses and tax credits	5,042	5,299
Lease liability accrual	6,812	6,485
Other investments	11,216	5,587
Research and experimental expenses	—	1,473
Fixed assets	—	2,802
Deferred expenses	2,610	3,021
Other deferred tax assets	4,165	3,248
Total deferred tax assets	98,550	115,678

Deferred tax liabilities:
Acquired loans	1,490	1,922
Intangible assets	8,880	8,756
Right of use asset	6,032	5,644
Anticipated insurance proceeds	8,060	—
Other investments	10,901	10,233
Other deferred tax liabilities	1,049	951
Total deferred tax liabilities	36,412	27,506

Net deferred tax asset before valuation allowance	62,138	88,172
Less: valuation allowance	2,812	2,812

Net deferred tax asset	$59,326	$85,360

As part of an acquisition in 2019, the Company acquired net operating loss, tax credit, and capital loss deferred tax assets. Net operating losses originated in the years 2012, 2014-2017, and 2019 and will expire in the years between 2032-2037. Tax credit carryforwards originated in years 2010-2015 and will expire in the years between 2030-2035.
A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The company determined it was more likely than not that some of the acquired net operating loss and tax credit assets would not be realized and has recognized a valuation allowance of $2.8 million at December 31, 2025 and 2024, respectively.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in 31 states and localities. The Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2020, with the exception of 2016 and 2017 being open years by state taxing authorities. Net operating losses generated prior to 2016 that are utilized going forward would still be subject to examination.

As of December 31, 2025, the gross amount of unrecognized tax benefits was $6.0 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $4.7 million compared to $4.0 million and $2.4 million as of December 31, 2024 and 2023, respectively. The Company is under audit by the state of California, Minnesota, and Missouri, and while the Company has concluded it has adequately provided for uncertain tax positions, the outcome of such audits are always uncertain and could result in additional tax expense.

The Company recognizes gross interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amount accrued for interest and penalties was $3.1 million as of 2025, $2.1 million as of 2024, and $1.0 million as of 2023.

The following table summarizes the activity in the gross liability for unrecognized tax benefits for the periods presented:

($ in thousands)	2025	2024	2023
Balance at beginning of year	$5,016	$3,077	$2,724
Additions based on tax positions related to the current year	1,347	1,212	727
Additions for tax positions of prior years	—	1,128	24
Settlements or lapse of statute of limitations	(338)	(401)	(398)
Balance at end of year	$6,025	$5,016	$3,077

During 2025, a solar provider from which the Company had purchased $24.1 million of transferrable solar tax credits declared bankruptcy. The bankrupt solar provider indirectly owned, through a complex structure of multiple entities, the solar projects generating the tax credits that the Company purchased. As part of the bankruptcy, the bankrupt solar provider sold and transferred equity interests in certain of those entities. As a result of this transfer, the $24.1 million of solar tax credits purchased by the Company were recaptured. The Company previously purchased an insurance policy to insure against recapture risk and anticipates proceeds from the insurance policy to cover the $24.1 million of recaptured tax credits and approximately $8.0 million of incremental tax liability attributable to the anticipated insurance proceeds from the insured recaptured credits. The Company has a receivable of $32.1 million related to the pending insurance claim included in “Other assets” in the Consolidated Balance Sheets as of December 31, 2025, and the anticipated proceeds from the insurance policy and increased tax liability are included in “Noninterest Income” and “Income Tax Expense,” respectively, in the Consolidated Statements of Income for the year ended December 31, 2025.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

Long-term Lease Commitments
See “Note 6 – Leases” in this report for information regarding the Company’s long-term lease commitments.

Off-Balance-Sheet Commitments
The Company issues financial instruments in the normal course of the business of meeting the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is not more than the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its Consolidated Balance Sheets.

The following table summarizes the contractual amounts of off-balance-sheet financial instruments as of the periods indicated:

($ in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit	$2,866,028	$3,001,565
Letters of credit	102,884	137,926
Tax credits	NM	1,801
Limited partnership commitments	43,785	39,278

There was an insignificant amount of unadvanced commitments on impaired loans at December 31, 2025 and December 31, 2024. Other liabilities include an ACL on unadvanced commitments of $6.0 million and $6.1 million at December 31, 2025 and 2024, respectively.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2025, and December 31, 2024, $124.9 million and $156.5 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are issued to support contractual obligations of the Company’s clients. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to clients. The approximate remaining term of letters of credit range from one month to four years, six months at December 31, 2025.

The Company also has off-balance sheet commitments for purchases of tax credits and commitments for various capital raises for limited partnership investments.

NOTE 17 - FAIR VALUE MEASUREMENTS

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

Fair value on a recurring basis
The following tables summarize financial instruments measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2025
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$182,572	$—	$182,572
Obligations of states and political subdivisions	—	572,705	—	572,705
Agency mortgage-backed securities	—	1,709,311	—	1,709,311
U.S. Treasury Bills	—	170,984	—	170,984
Corporate debt securities	—	19,463	—	19,463
Total securities available-for-sale	—	2,655,035	—	2,655,035
Other investments	—	3,148	—	3,148
Derivatives	—	12,484	—	12,484
Total assets	$—	$2,670,667	$—	$2,670,667

Liabilities
Derivatives	$—	$10,114	$—	$10,114
Total liabilities	$—	$10,114	$—	$10,114

	December 31, 2024
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$276,040	$—	$276,040
Obligations of states and political subdivisions	—	409,197	—	409,197
Agency mortgage-backed securities	—	1,027,394	—	1,027,394
U.S. Treasury Bills	—	128,893	—	128,893
Corporate debt securities	—	20,746	—	20,746
Total securities available-for-sale	—	1,862,270	—	1,862,270
Other investments	—	2,983	—	2,983
Derivative financial instruments	—	15,144	—	15,144
Total assets	$—	$1,880,397	$—	$1,880,397

Liabilities
Derivative financial instruments	$—	$18,692	$—	$18,692
Total liabilities	$—	$18,692	$—	$18,692

•Securities available-for-sale. Fair values for available-for-sale securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions at the security level. Changes in fair value are recognized through accumulated other comprehensive income.
•Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third-party valuation sources. Derivatives with negative fair values are included in “Other liabilities” in the Consolidated Balance Sheets. Derivatives with positive fair value are included in “Other assets” in the Consolidated Balance Sheets. Changes in the fair value of client-related derivative instruments are recognized through net income. For the years ended December 31, 2025 and 2024, the gains and losses substantially offset each other due to the Company’s hedging of the client swaps with other bank counterparties.

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

•OREO. These assets are initially reported at fair value, less cost to sell, and subsequently at the lower of cost or fair value, less cost to sell. Fair value is based on third party appraisals of each property and the Company’s judgment of other relevant market conditions. These are considered Level 3 inputs.

The following tables present financial instruments and non-financial assets still held as of the reporting date measured at fair value on a non-recurring basis:

	December 31, 2025
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$2,200	$—	$—	$2,200
OREO	81,544	—	—	81,544
Total	$83,744	$—	$—	$83,744

(1) The amounts represent balances measured at fair value during the period and still held as of the reporting date.

	December 31, 2024
	(1)	(1)	(1)	(1)
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$15,370	$—	$—	$15,370
OREO	3,955	—	—	3,955
Total	$19,325	$—	$—	$19,325

(1) The amounts represent balances measured at fair value during the period and still held as of the reporting date.

Carrying amount and fair value
The following table is a summary of the carrying amounts and fair values of the Company’s financial instruments on the Consolidated Balance Sheets at December 31, 2025 and 2024. This summary excludes certain financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis disclosed above. Financial instruments for which carrying values approximate fair value include cash and due from banks, federal funds sold, interest bearing deposits, accrued interest receivable/payable, demand, savings and money market deposits.

	December 31, 2025			December 31, 2024
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$1,074,957	$1,039,814	Level 2	$928,935	$858,871	Level 2
Other investments	77,737	77,737	Level 2	69,801	69,801	Level 2
Loans held-for-sale	928	928	Level 2	110	110	Level 2
Loans, net	11,660,316	11,622,939	Level 3	11,082,405	10,983,459	Level 3
State tax credits, held-for-sale	11,141	11,904	Level 3	14,663	15,518	Level 3
Servicing asset	3,021	4,733	Level 2	2,256	3,570	Level 2

Balance sheet liabilities
Certificates of deposit	$1,669,383	$1,665,449	Level 3	$1,369,604	$1,364,377	Level 3
Subordinated debentures and notes	93,688	92,093	Level 2	156,551	155,102	Level 2
Other borrowings	387,717	364,901	Level 2	280,821	258,461	Level 2

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

NOTE 18 - PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
($ in thousands)	2025	2024
Assets
Cash	$145,359	$123,956
Investment in Bank	2,006,842	1,824,550
Investment in nonbank subsidiaries	13,795	8,717
Other assets	28,295	26,664
Total assets	$2,194,291	$1,983,887

Liabilities and Stockholders’ Equity
Subordinated debentures and notes	$93,688	$156,551
Notes payable	58,732	—
Accounts payable and other liabilities	2,485	3,334
Stockholders' equity	2,039,386	1,824,002
Total liabilities and stockholders' equity	$2,194,291	$1,983,887

Condensed Statements of Income

	Year ended December 31,
($ in thousands)	2025	2024	2023
Income:
Dividends from Bank	$100,000	$115,000	$45,000
Dividends from nonbank subsidiaries	1,500	720	4,875
Other	4,257	3,959	7,736
Total income	105,757	119,679	57,611

Expenses:
Interest expense	10,926	10,671	10,856
Other expenses	9,523	9,246	8,774
Total expenses	20,449	19,917	19,630

Income before taxes and equity in undistributed earnings of subsidiaries	85,308	99,762	37,981

Income tax benefit	2,652	3,530	2,520

Net income before equity in undistributed earnings of subsidiaries	87,960	103,292	40,501

Equity in undistributed earnings of subsidiaries	113,414	81,974	153,558
Net income	$201,374	$185,266	$194,059

Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$201,374	$185,266	$194,059
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,088	1,675	4,439
Net income of subsidiaries	(214,915)	(197,694)	(203,433)
Dividends from subsidiaries	101,500	115,720	49,875
Other, net	(2,288)	(1,020)	(421)
Net cash provided by operating activities	87,759	103,947	44,519

Cash flows from investing activities:
Cash proceeds from subsidiaries	—	2,188	—
Purchases of other investments	(1,186)	(1,216)	(1,002)
Proceeds from distributions on other investments	960	2,549	3,314
Net cash provided by (used in) investing activities	(226)	3,521	2,312

Cash flows from financing activities:
Paydown of subordinated debentures	(63,250)	—	—
Proceeds from issuance of long-term debt	63,250	—	—
Repayment of long-term debt	(4,518)	(11,429)	(5,714)
Dividends paid on common stock	(45,093)	(39,550)	(37,368)
Repurchase of common stock	(14,145)	(29,641)	—
Dividends paid on preferred stock	(3,750)	(3,750)	(3,750)
Other	1,376	440	1,401
Net cash used in financing activities	(66,130)	(83,930)	(45,431)

Net increase in cash and cash equivalents	21,403	23,538	1,400
Cash and cash equivalents, beginning of year	123,956	100,418	99,018
Cash and cash equivalents, end of year	$145,359	$123,956	$100,418

NOTE 19 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Year ended December 31,
($ in thousands)	2025	2024	2023
Other income:
Bank-owned life insurance	$7,420	$3,737	$3,688
Community development fees	3,364	2,440	4,037
Net gain on OREO	6,255	3,089	187
Gain on SBA loan sales	4,188	1,415	2,015
Anticipated insurance proceeds[1]	32,112	—	—
Other income	12,260	11,306	12,985
Total other noninterest income	$65,599	$21,987	$22,912

Other expense:
Amortization of intangibles	$3,724	$3,834	$4,601
Banking expenses	9,117	8,409	8,110
FDIC and other insurance	13,296	13,161	13,164
Loan, legal expenses	12,555	8,749	8,639
Outside services	5,449	6,671	7,040
Other expenses	33,771	29,706	32,332
Total other noninterest expenses	$77,912	$70,530	$73,886

[1]Represents anticipated proceeds from a pending insurance claim related to a third quarter 2025 solar tax credit recapture event.

NOTE 20 - SEGMENT REPORTING

The Company has determined it has one operating and reportable segment. The economic characteristics, including the nature, the type or class of client, and the nature of the regulatory environment of the products, services and business lines of the Company are all similar. The Company provides a full range of banking services, including mortgage, tax credit brokerage, wealth management and traditional banking services, to individuals and corporate clients. Refer to “Item 8. Note 1 – Summary of Significant Accounting Policies” for the accounting policies of the Company.

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

The Company considered the following factors, among others, in determining significant segment expenses: the magnitude of the expense item and its relevance to the segment’s performance, the variability and volatility of the expense item, and whether the expenses are used by the CODM. The Company’s significant segment revenues and expenses that are regularly provided to the CODM, including the Company’s profit or loss, have been included within the primary financial statements and notes thereto. Refer to “Item 8. Consolidated Financial Statements” and “Item 8. Note 19 - Supplemental Financial Information” for these figures.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2025. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2025.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2025, and it is included herein. See "Item 8. Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

On September 18, 2025, James B. Lally, Chief Executive Officer and Director, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provided for the sale, subject to certain price limits, of up to 10,778 shares of common stock.

No other officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c) during the year ended December 31, 2025.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.

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

Governance:
The Company has adopted a Code of Ethics applicable to all of its directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.enterprisebank.com under "Investor Relations" under "Governance Documents." The Company intends to disclose any changes or amendments to or waivers from the "Code of Ethics" on its website. A copy of the "Code of Ethics" may be obtained, free of charge, by writing to Enterprise Financial Services Corp at 150 North Meramec, Clayton, MO 63105.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2025.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,340,388	$47.69	1,021,962
Equity compensation plans not approved by security holders	—	—	—
Total	1,340,388	$47.69	1,021,962

(a)  Includes the following:
•320,777 shares of common stock to be issued upon vesting of outstanding restricted stock units under the 2018 Stock Incentive Plan;
•407,124 shares of common stock to be issued upon vesting of outstanding performance units under the 2018 Stock Incentive Plan;
•597,997 shares of common stock to be issued upon exercise of outstanding non-qualified stock options; and
•14,490 shares of common stock to be issued upon deferral release of common stock under the Non-Management Director Stock Plan.

(b) Includes the following:
•price only applicable to the outstanding non-qualified stock options.

(c)  Includes the following:
•637,686 shares of common stock available for issuance under the 2018 Stock Incentive Plan;
•61,782 shares of common stock available for issuance under the Non-Management Director Stock Plan; and
•322,494 shares of common stock available for issuance under the 2018 Employee Stock Purchase Plan.

Additional information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership of Certain Beneficial Owners and Management section of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements

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

10.1.2*    Executive Employment Agreement dated September 13, 2013 by and between Enterprise Financial Services Corp and Keene S. Turner (incorporated by reference herein to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2013 filed on November 12, 2023 (File No. 001-15373)), amended by that First Amendment of Executive Employment Agreement dated as of February 27, 2015 (incorporated herein by reference to Exhibit 10.1.7 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015 (File No. 001-15373)), amended by that Second Amendment to Executive Employment Agreement dated as of October 29, 2015 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2015 filed on October 30, 2015 (File No. 001-15373)), amended by that Third Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 filed on August 4, 2023 (File No. 001-15373)), and amended by that Fourth Amendment to Executive Employment Agreement dated as of October 1, 2025 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 2, 2025 (File No. 001-15373)).

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

10.1.4*    Amended and Restated Executive Employment Agreement dated as of October 24, 2019 by and between Enterprise Financial Services Corp and Douglas N. Bauche (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant, filed with the Commission on October 25, 2019 (File No. 001-15373)), amended by that First Amendment to Executive Employment Agreement dated as of August 4, 2023 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2023 (File No. 001-15373)), and amended by that Second Amendment to Executive Employment Agreement dated as of October 1, 2025 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 2, 2025 (File No. 001-15373)).

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

31.2+    Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1+    Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2+    Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

97+    Enterprise Financial Services Corp Financial Restatement Clawback Policy.

101+    Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheet at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements.

104+    The cover page of Enterprise Financial Services Corp’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.
+ Filed herewith

(b)     The exhibits not incorporated by reference herein are filed herewith.

(c)     The financial statement schedules are either included in the Notes to Consolidated Financial Statements or omitted if inapplicable.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2026.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ James B. Lally
James B. Lally
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

Signatures	Title
/s/ James B. Lally	Chief Executive Officer and Director (Principal Executive Officer)
James B. Lally

/s/ Keene S. Turner	Senior Executive Vice President, Chief Financial and Operating Officer (Principal Financial Officer)
Keene S. Turner

/s/ Troy R. Dumlao	Chief Accounting Officer (Principal Accounting Officer)
Troy R. Dumlao

/s/ Michael A. DeCola*
Michael A. DeCola	Chairman of the Board of Directors

/s/ Lars C. Anderson*
Lars C. Anderson	Director

/s/ Lyne B. Andrich*
Lyne B. Andrich	Director

/s/ Michael E. Finn*
Michael E. Finn	Director

/s/ Michael R. Holmes*
Michael R. Holmes	Director

/s/ Nevada A. Kent, IV*
Nevada A. Kent, IV	Director

/s/ Marcela Manjarrez*
Marcela Manjarrez	Director

/s/ Stephen P. Marsh*
Stephen P. Marsh	Director

/s/ Richard M. Sanborn*
Richard M. Sanborn	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

/s/ Lina A. Young*
Lina A. Young	Director
*By: /s/ Keene S. Turner
Keene S. Turner
Attorney-In-Fact
February 27, 2026