Form 10-Q
period 2026-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2026-05-01
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026.

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

As of April 29, 2026, the Registrant had 36,585,805 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	Federal Reserve	Board of Governors of the Federal Reserve System
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	GDP	Gross Domestic Product
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	NM	Not meaningful
Company, Enterprise, We, Us or Our	Enterprise Financial Services Corp and Subsidiaries	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	PPNR	Pre-Provision Net Revenue
EFSC	Enterprise Financial Services Corp	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$258,542	$208,080
Federal funds sold	8,026	5,793
Interest-earning deposits	367,901	468,029
Total cash and cash equivalents	634,469	681,902
Interest-earning deposits greater than 90 days	897	898
Securities available-for-sale	2,773,667	2,655,035
Securities held-to-maturity, net	1,055,495	1,074,957
Loans held-for-sale	418	928
Loans	11,692,780	11,800,338
ACL on loans	(142,064)	(140,022)
Total loans, net	11,550,716	11,660,316
Other investments	81,944	80,884
Fixed assets, net	57,956	58,993
Goodwill	416,968	416,968
Intangible assets, net	19,525	21,175
Other assets	635,773	648,828
Total assets	$17,227,828	$17,300,884

Liabilities and Stockholders' Equity
Noninterest-bearing demand accounts	$4,828,375	$4,874,115
Interest-bearing demand accounts	3,395,680	3,537,334
Money market accounts	4,058,748	3,991,110
Savings accounts	551,914	537,400
Certificates of deposit:
Brokered	724,788	721,977
Customer	964,892	947,406
Total deposits	14,524,397	14,609,342
Subordinated debentures and notes	93,759	93,688
Other borrowings	319,345	387,717
Other liabilities	268,123	170,751
Total liabilities	$15,205,624	$15,261,498

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,580,552 and 36,965,398 shares issued and outstanding	366	370
Additional paid-in capital	990,394	1,000,775
Retained earnings	1,041,038	1,020,840
Accumulated other comprehensive loss, net	(81,582)	(54,587)
Total stockholders’ equity	2,022,204	2,039,386
Total liabilities and stockholders’ equity	$17,227,828	$17,300,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
($ in thousands, except per share data)	2026	2025
Interest income:
Loans	$185,170	$181,912
Debt securities:
Taxable	25,667	17,217
Nontaxable	9,280	7,119
Interest-earning deposits	4,533	5,124
Dividends on equity securities	441	408
Total interest income	225,091	211,780
Interest expense:
Deposits	54,749	59,266
Subordinated debentures and notes	1,522	2,562
FHLB advances	56	287
Other borrowings	2,617	2,149
Total interest expense	58,944	64,264
Net interest income	166,147	147,516
Provision for credit losses	7,243	5,184
Net interest income after provision for credit losses	158,904	142,332
Noninterest income:
Deposit service charges	5,256	4,420
Wealth management revenue	2,712	2,659
Card services revenue	2,535	2,395
Tax credit income (loss)	(179)	2,610
Other income	8,764	6,399
Total noninterest income	19,088	18,483
Noninterest expense:
Employee compensation and benefits	55,759	48,208
Deposit costs	25,996	23,823
Occupancy	5,902	4,430
Data processing	5,644	4,809
Professional fees	1,571	1,728
Other expense	20,265	16,785
Total noninterest expense	115,137	99,783

Income before income tax expense	62,855	61,032
Income tax expense	13,493	11,071
Net income	$49,362	$49,961
Dividends on preferred stock	938	938
Net income available to common stockholders	$48,424	$49,023

Earnings per common share
Basic	$1.31	$1.33
Diluted	1.30	1.31

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
($ in thousands)	2026	2025
Net income	$49,362	$49,961
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	(25,081)	12,885
Reclassification of gain on the sale of available-for-sale securities	—	(80)
Reclassification of gain on held-to-maturity securities	(593)	(612)
Change in unrealized gain (loss) on cash flow hedges	(1,311)	2,993
Reclassification of (gain) loss on cash flow hedges	(10)	141
Total other comprehensive income (loss), net of tax	(26,995)	15,327
Total comprehensive income	$22,367	$65,288

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended March 31
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2025	75	$71,988	36,965	$370	$1,000,775	$1,020,840	$(54,587)	$2,039,386
Net income	—	—	—	—	—	49,362	—	49,362
Other comprehensive loss	—	—	—	—	—	—	(26,995)	(26,995)
Common stock dividends ($0.33 per share)	—	—	—	—	—	(12,170)	—	(12,170)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Repurchase of common stock	—	—	(483)	(5)	(13,190)	(14,148)	—	(27,343)
Issuance under equity compensation plans, net	—	—	99	1	(1,495)	(1,908)	—	(3,402)
Stock-based compensation	—	—	—	—	4,304	—	—	4,304
Balance at March 31, 2026	75	$71,988	36,581	$366	$990,394	$1,041,038	$(81,582)	$2,022,204

Balance at December 31, 2024	75	$71,988	36,988	$370	$990,733	$877,629	$(116,718)	$1,824,002
Net income	—	—	—	—	—	49,961	—	49,961
Other comprehensive income	—	—	—	—	—	—	15,327	15,327
Common stock dividends ($0.29 per share)	—	—	—	—	—	(10,717)	—	(10,717)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Repurchase of common stock	—	—	(192)	(2)	(5,152)	(5,476)	—	(10,630)
Issuance under equity compensation plans, net	—	—	132	1	(155)	(1,906)	—	(2,060)
Stock-based compensation	—	—	—	—	3,128	—	—	3,128
Balance at March 31, 2025	75	$71,988	36,928	$369	$988,554	$908,553	$(101,391)	$1,868,073

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income	$49,362	$49,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,061	1,327
Provision for credit losses	7,243	5,184
Deferred income taxes	2,217	(4,497)
Net amortization of discount/premiums on debt securities	630	1,027
Net amortization on loans	1,578	438
Amortization of intangible assets	1,400	855
Amortization of servicing assets	280	206
Mortgage loans originated-for-sale	(4,204)	(5,578)
Proceeds from mortgage loans sold	4,734	5,716
Net loss (gain) on:
Investment securities	—	(106)
SBA loans	(1,414)	(1,895)
OREO	295	(23)
State tax credits	(153)	(110)
Stock-based compensation	4,304	3,128
Net change in other assets and liabilities	(9,830)	(15,611)
Net cash provided by operating activities	58,503	40,022
Cash flows from investing activities:
Net (increase) decrease in loans	67,593	(110,814)
Proceeds received from:
Branch acquisition, net	250	—
Sale of debt securities, available-for-sale	—	9,631
Paydown or maturity of debt securities, available-for-sale	177,163	103,620
Paydown or maturity of debt securities, held-to-maturity	17,783	1,794
Redemption of other investments	8,849	4,895
Sale of SBA loans	27,278	33,933
Sale of state tax credits held for sale	872	615
Sale of OREO	7,875	700
Settlement of bank-owned life insurance policies	1,581	—
Payments for the purchase of:
Available-for-sale debt securities	(206,186)	(224,098)
Held-to-maturity debt securities	—	(90,817)
Other investments	(10,903)	(15,691)
Bank-owned life insurance	—	(75,000)
State tax credits held for sale	—	(110)
Fixed assets	(1,024)	(4,401)
Net cash provided by (used in) investing activities	91,131	(365,743)

	Three months ended March 31,
($ in thousands)	2026	2025
Cash flows from financing activities:
Net decrease in noninterest-bearing demand accounts	(45,740)	(199,011)
Net increase (decrease) in interest-bearing demand accounts	(39,205)	86,749
Net increase in short term FHLB advances, net	—	205,000
Repayments of term loan	(2,259)	—
Net decrease in other borrowings	(66,113)	(25,186)
Repurchase of common stock	(27,240)	(10,616)
Cash dividends paid on common stock	(12,170)	(10,717)
Cash dividends paid on preferred stock	(938)	(938)
Other	(3,402)	(2,060)
Net cash provided by (used in) financing activities	(197,067)	43,221
Net decrease in cash and cash equivalents	(47,433)	(282,500)
Cash and cash equivalents, beginning of period	681,902	764,170
Cash and cash equivalents, end of period	$634,469	$481,670
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$60,465	$63,724
Income taxes	5,727	6,644
Noncash investing and financing transactions:
Transfer to OREO in settlement of loans	7,794	—
Right-of-use assets obtained in exchange for lease obligations	1,288	—
Unsettled purchases of available-for-sale securities	122,896	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the condensed consolidated financial statements are summarized below.

Business and Consolidation
Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate clients primarily located in Arizona, California, Florida, Kansas, Missouri, Nevada, and New Mexico, and SBA loan and deposit productions offices throughout the country through its banking subsidiary, Enterprise Bank & Trust.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents a summary of per common share data and amounts for the periods indicated:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Net income available to common stockholders	$48,424	$49,023

Weighted average common shares outstanding	36,907	36,971
Additional dilutive common stock equivalents	245	316
Weighted average common diluted shares outstanding	37,152	37,287

Basic earnings per common share:	$1.31	$1.33
Diluted earnings per common share:	1.30	1.31
For the three months ended March 31, 2026 and 2025, common stock equivalents of approximately 141,000 and 259,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, ACL and fair value of securities available-for-sale and held-to-maturity as of the periods indicated:

	March 31, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$163,598	$7	$(5,259)	$158,346
Obligations of states and political subdivisions	644,842	1,929	(70,847)	575,924
Agency mortgage-backed securities	1,910,623	4,189	(46,222)	1,868,590
U.S. Treasury bills	151,901	4	(665)	151,240
Corporate debt securities	19,448	213	(94)	19,567
Total securities available-for-sale	$2,890,412	$6,342	$(123,087)	$2,773,667
Held-to-maturity securities:
Obligations of states and political subdivisions	$907,676	$5,055	$(50,373)	$862,358
Agency mortgage-backed securities	37,244	—	(3,262)	33,982
Corporate debt securities	110,777	338	(3,934)	107,181
Total securities held-to-maturity	$1,055,697	$5,393	$(57,569)	$1,003,521
ACL	(202)
Total securities held-to-maturity, net	$1,055,495

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$187,587	$76	$(5,091)	$182,572
Obligations of states and political subdivisions	626,900	3,914	(58,109)	572,705
Agency mortgage-backed securities	1,733,003	12,638	(36,330)	1,709,311
U.S. Treasury Bills	171,355	128	(499)	170,984
Corporate debt securities	19,448	109	(94)	19,463
Total securities available-for-sale	$2,738,293	$16,865	$(100,123)	$2,655,035
Held-to-maturity securities:
Obligations of states and political subdivisions	$920,199	$10,861	$(39,849)	$891,211
Agency mortgage-backed securities	43,839	—	(3,199)	40,640
Corporate debt securities	111,064	325	(3,426)	107,963
Total securities held-to-maturity	$1,075,102	$11,186	$(46,474)	$1,039,814
ACL	(145)
Total securities held-to-maturity, net	$1,074,957

The balance of held-to-maturity securities in the “Amortized Cost” column in the tables above include a cumulative net unamortized, unrealized gain of $6.8 million and $7.6 million at March 31, 2026 and December 31, 2025, respectively. Such amounts are amortized over the remaining life of the securities.

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.6 billion and $1.7 billion at March 31, 2026 and December 31, 2025, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$211,537	$210,482	$9,006	$8,951
Due after one year through five years	58,670	57,058	128,789	125,519
Due after five years through ten years	407,788	361,420	258,215	253,174
Due after ten years	301,793	276,117	622,442	581,895
Agency mortgage-backed securities	1,910,624	1,868,590	37,245	33,982
	$2,890,412	$2,773,667	$1,055,697	$1,003,521

The following tables present a summary of available-for-sale investment securities in an unrealized loss position as of the periods indicated:

	March 31, 2026
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$44,031	$501	$110,557	$4,758	$154,588	$5,259
Obligations of states and political subdivisions	63,987	1,146	413,355	69,701	477,342	70,847
Agency mortgage-backed securities	764,440	9,086	362,330	37,136	1,126,770	46,222
U.S. Treasury bills	87,754	90	35,354	575	123,108	665
Corporate debt securities	—	—	3,406	94	3,406	94
	$960,212	$10,823	$925,002	$112,264	$1,885,214	$123,087

	December 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$13,971	$22	$149,230	$5,069	$163,201	$5,091
Obligations of states and political subdivisions	32,658	245	425,879	57,864	458,537	58,109
Agency mortgage-backed securities	266,639	1,215	377,787	35,115	644,426	36,330
U.S. Treasury bills	4,996	—	40,418	499	45,414	499
Corporate debt securities	—	—	3,406	94	3,406	94
	$318,264	$1,482	$996,720	$98,641	$1,314,984	$100,123

The unrealized losses at both March 31, 2026 and December 31, 2025 were attributable primarily to changes in market interest rates after the securities were purchased. At each of March 31, 2026 and December 31, 2025, the Company did not have an ACL on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $11.7 million and $12.3 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.2 million at March 31, 2026 and $0.1 million at December 31, 2025.

There were no sales of available-for-sale securities during the three months ended March 31, 2026. The Company sold $9.5 million of available-for-sale securities during the three months ended March 31, 2025 for a gain of $0.1 million.

Other Investments
At March 31, 2026 and December 31, 2025, other investments totaled $81.9 million and $80.9 million, respectively. As a member of the FHLB, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $10.0 million at March 31, 2026 and $9.4 million at December 31, 2025 is recorded at cost, which represents redemption value, and is included in “Other investments” in the Consolidated Balance Sheets. The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	March 31, 2026	December 31, 2025
C&I	$5,172,817	$5,236,473
Real estate loans:
Commercial - investor owned	2,960,830	2,986,906
Commercial - owner occupied	2,487,565	2,460,761
Construction and land development	669,921	689,357
Residential	345,568	367,127
Total real estate loans	6,463,884	6,504,151
Consumer	57,050	60,469
Loans, before unearned loan fees	11,693,751	11,801,093
Unearned loan fees, net	(971)	(755)
Loans, including unearned loan fees	$11,692,780	$11,800,338

The loan balance includes a net premium on acquired loans of $0.8 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, loans and securities of $6.1 billion and $6.3 billion, respectively, were pledged to the FHLB and the Federal Reserve.

Accrued interest totaled $60.7 million and $58.3 million at March 31, 2026 and December 31, 2025, respectively, and was reported in “Other assets” on the Consolidated Balance Sheets.

The Company sold the guaranteed portion of SBA 7(a) loans of $25.4 million, resulting in a gain on sale of $1.4 million during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company sold the guaranteed portion of SBA 7(a) loans of $31.3 million, resulting in a gain on sale of $1.9 million.

The Company had $0.2 million of consumer mortgage loans secured by residential real estate in process of foreclosure at March 31, 2026 and December 31, 2025, respectively.

The following table presents a summary of the activity, by loan category, in the ACL on loans for the three months ended March 31, 2026 and 2025 as follows:

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at December 31, 2025	$68,345	$31,565	$19,218	$11,016	$8,023	$1,855	$140,022
Provision (benefit) for credit losses	8,273	(412)	(1,179)	614	(595)	(252)	6,449
Charge-offs	(3,667)	—	—	(1,039)	(355)	(156)	(5,217)
Recoveries	159	34	30	11	350	226	810
Balance at March 31, 2026	$73,110	$31,187	$18,069	$10,602	$7,423	$1,673	$142,064

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at December 31, 2024	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950
Provision (benefit) for credit losses	5,748	(3,751)	(1,966)	2,264	1,056	584	3,935
Charge-offs	(591)	—	(362)	—	(225)	(107)	(1,285)
Recoveries	1,499	85	288	13	379	80	2,344
Balance at March 31, 2025	$69,887	$30,551	$18,360	$12,114	$7,744	$4,288	$142,944

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $8.8 million to the ACL on loans over the baseline model at March 31, 2026. The forecasts incorporate an expectation that the federal funds rate will continue to fall in 2026, and the broader macroeconomic risks to the loan portfolio from the conflict in Iran. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation (including the impact of tariffs), tightening in the credit markets, and weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the discounted cash flow method model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters, pandemics and geopolitical matters. At March 31, 2026, the ACL on loans included a qualitative adjustment of approximately $39.9 million. Of this amount, approximately $21.4 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The following tables present a summary of gross charge-offs by loan class and year of origination as of the periods indicated:

	Three months ended March 31, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I	$—	$—	$608	$1,698	$—	$47	$—	$1,010	$3,363
Real estate:
Construction and land development	—	—	—	—	—	1,039	—	—	1,039
Residential	—	355	—	—	—	—	—	—	355
Consumer	—	—	—	—	—	5	—	—	5
Total charge-offs by origination year	$—	$355	$608	$1,698	$—	$1,091	$—	$1,010	$4,762
Total gross charge-offs by performing status									455
Total gross charge-offs									$5,217

	Three months ended December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I	$30	$2,159	$4,661	$1,280	$35	$1,167	$1,651	$11,870	$22,853
Real estate:
Commercial - investor owned	—	—	—	—	3,972	—	—	—	3,972
Commercial - owner occupied	—	594	285	—	284	898	—	—	2,061
Construction and land development	—	—	—	146	—	3,135	—	—	3,281
Residential	—	—	—	—	—	646	266	—	912
Consumer	—	—	—	—	177	68	5	—	250
Total charge-offs by origination year	$30	$2,753	$4,946	$1,426	$4,468	$5,914	$1,922	$11,870	$33,329
Total gross charge-offs by performing status									1,187
Total gross charge-offs									$34,516

The following tables present the recorded balance in nonperforming loans by category, excluding government guaranteed balances as of the dates indicated:

	March 31, 2026
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
C&I	$13,900	$4,357	$18,257	$667
Real estate:
Commercial - investor owned	34,194	—	34,194	24,958
Commercial - owner occupied	7,983	—	7,983	4,970
Construction and land development	1,505	—	1,505	980
Residential	2,976	—	2,976	2,735
Consumer	—	26	26	—
Total	$60,558	$4,383	$64,941	$34,310

	December 31, 2025
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
C&I	$26,359	$1,620	$27,979	$14,800
Real estate:
Commercial - investor owned	36,988	—	36,988	23,685
Commercial - owner occupied	9,338	—	9,338	7,927
Construction and land development	155	—	155	—
Residential	8,340	—	8,340	8,099
Consumer	—	9	9	—
Total	$81,180	$1,629	$82,809	$54,511

The nonperforming loan balances at March 31, 2026 and December 31, 2025 exclude government guaranteed balances of $28.2 million and $28.9 million respectively. Interest income recognized on nonaccrual loans was immaterial during the three months ended March 31, 2026 and 2025.

The following tables present a summary of collateral-dependent nonperforming loans by class of loan as of the dates indicated:

	March 31, 2026
	Type of Collateral
($ in thousands)	CRE	Residential Real Estate	Blanket Lien	Other
C&I	$—	$13	$5,605	$3,441
Real estate:
Commercial - investor owned	32,691	—	—	—
Commercial - owner occupied	5,065	—	—	—
Construction and land development	—	980	—	—
Residential	—	2,275	—	460
Total	$37,756	$3,268	$5,605	$3,901

	December 31, 2025
	Type of Collateral
($ in thousands)	CRE	Residential Real Estate	Blanket Lien	Other
C&I	$—	$19	$3,391	$15,644
Real estate:
Commercial - investor owned	35,701	—	—	—
Commercial - owner occupied	4,610	456	—	—
Residential	—	8,099	—	—
Total	$40,311	$8,574	$3,391	$15,644

The following tables present a summary of aging of the recorded balance in past due loans by class and category as of the dates indicated:

	March 31, 2026
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
C&I	$8,405	$19,560	$27,965	$5,144,852	$5,172,817
Real estate:
Commercial - investor owned	37,449	34,985	72,434	2,888,396	2,960,830
Commercial - owner occupied	25,775	14,625	40,400	2,447,165	2,487,565
Construction and land development	1,415	1,968	3,383	666,538	669,921
Residential	951	2,976	3,927	341,641	345,568
Consumer	154	26	180	56,870	57,050
Loans, before unearned loan fees	$74,149	$74,140	$148,289	$11,545,462	$11,693,751
Unearned loan fees, net					(971)
Total					$11,692,780

	December 31, 2025
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
C&I	$6,822	$25,327	$32,149	$5,204,324	$5,236,473
Real estate:
Commercial - investor owned	3,627	38,063	41,690	2,945,216	2,986,906
Commercial - owner occupied	5,274	21,110	26,384	2,434,377	2,460,761
Construction and land development	4,881	583	5,464	683,893	689,357
Residential	7,457	2,516	9,973	357,154	367,127
Consumer	57	9	66	60,403	60,469
Loans, before unearned loan fees	$28,118	$87,608	$115,726	$11,685,367	$11,801,093
Unearned loan fees, net					(755)
Total					$11,800,338

The ACL on loans incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination or acquisition. The starting point for the estimate of the ACL on loans is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default and loss given default model to determine the ACL on loans.

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. The effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL on loans because of the measurement methodologies used to estimate the allowance.

The most common concession the Company provides to borrowers experiencing financial difficulty is a term extension. In limited circumstances, the Company may modify loans by providing principal forgiveness or an interest rate reduction. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL on loans. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL on loans.

In some cases, the Company will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as an interest rate reduction or principal forgiveness, may be granted.

The following tables show the recorded balance at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Three months ended
	Term Extension		Payment Delay		Total
($ in thousands)	March 31, 2026	Percent of Total Loan Class	March 31, 2026	Percent of Total Loan Class	March 31, 2026	Percent of Total Loan Class
C&I	$6,677	0.13%	$5,851	0.11%	$12,528	0.24%
Real estate:
Commercial - owner occupied	4,766	0.19%	—	—%	4,766	0.19%
Construction and land development	2,980	0.45%	—	—%	2,980	0.45%
Total	$14,423		$5,851		$20,274

	Three months ended
	Term Extension
($ in thousands)	March 31, 2025	Percent of Total Loan Class
C&I	$3,154	0.07%
Real estate:
Commercial - owner occupied	4,905	0.21%
Residential	25	0.01%
Total	$8,084

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty by class and modification type outstanding at the date indicated:

Three months ended March 31, 2026
($ in thousands)	Financial Effect
Payment Delay
C&I	Payments were delayed for a weighted average amount of $500.

Term Extension
C&I	Maturity dates were extended for a weighted average of 6 months.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 3 months.
Construction and land development	Maturity dates were extended for a weighted average of 5 months.

Three months ended March 31, 2025
Financial Effect
Term Extension
C&I	Maturity dates were extended for a weighted average of 6 months.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 18 months.
Residential	Maturity dates were extended for a weighted average of 3 months.

The following tables present the aging of the recorded balance of modified loans in the last 12 months by class at the date indicated:

	March 31, 2026
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
C&I	$47,555	$—	$—	$47,555
Real estate:
Commercial - investor owned	240	—	—	240
Commercial - owner occupied	15,224	—	—	15,224
Construction and land development	2,980	—	—	2,980
Residential	—	—	460	460
Total	$65,999	$—	$460	$66,459

	March 31, 2025
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
C&I	$32,126	$—	$1,609	$33,735
Real estate:
Commercial - investor owned	252	—	—	252
Commercial - owner occupied	16,817	—	906	17,723
Residential	24	—	—	24
Total	$49,219	$—	$2,515	$51,734

There were no loans that experienced a default during the three months ended March 31, 2026 or March 31, 2025, respectively, subsequent to being granted a modification in the preceding twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off.

As of March 31, 2026 and December 31, 2025, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	March 31, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I
Pass (1-6)	$368,169	$1,638,432	$640,324	$488,237	$266,024	$154,393	$89,429	$1,136,018	$4,781,026
Special Mention (7)	31,611	61,481	12,028	7,216	3,417	4,508	5,875	73,327	199,463
Classified (8-9)	6,783	45,363	12,185	4,228	10,728	2,630	22,549	47,008	151,474
Total C&I	$406,563	$1,745,276	$664,537	$499,681	$280,169	$161,531	$117,853	$1,256,353	$5,131,963

CRE-investor owned
Pass (1-6)	$170,747	$793,049	$401,821	$341,585	$356,951	$601,441	$17,587	$49,950	$2,733,131
Special Mention (7)	10,642	14,099	50,313	5,165	—	18,523	32,531	177	131,450
Classified (8-9)	649	18,222	929	360	6,922	50,947	—	—	78,029
Total CRE-investor owned	$182,038	$825,370	$453,063	$347,110	$363,873	$670,911	$50,118	$50,127	$2,942,610

CRE-owner occupied
Pass (1-6)	$149,728	$442,132	$293,677	$289,322	$350,642	$754,741	$1,681	$34,011	$2,315,934
Special Mention (7)	4,309	7,545	3,904	17,123	5,845	18,351	—	—	57,077
Classified (8-9)	617	18,326	7,979	11,780	19,970	37,521	228	—	96,421
Total CRE-owner occupied	$154,654	$468,003	$305,560	$318,225	$376,457	$810,613	$1,909	$34,011	$2,469,432

Construction real estate
Pass (1-6)	$87,932	$296,858	$183,343	$26,509	$6,834	$3,654	$44,629	$4,493	$654,252
Special Mention (7)	—	6,997	—	1,136	39	—	—	—	8,172
Classified (8-9)	—	2,980	1,412	482	405	—	—	—	5,279
Total Construction real estate	$87,932	$306,835	$184,755	$28,127	$7,278	$3,654	$44,629	$4,493	$667,703

Residential real estate
Pass (1-6)	$12,498	$45,879	$21,789	$28,307	$27,145	$104,629	$1,628	$84,976	$326,851
Special Mention (7)	—	1,099	1,213	22	82	773	338	640	4,167
Classified (8-9)	—	3,479	—	2,694	—	8,268	—	140	14,581
Total residential real estate	$12,498	$50,457	$23,002	$31,023	$27,227	$113,670	$1,966	$85,756	$345,599

Consumer
Pass (1-6)	$175	$1,329	$689	$742	$187	$40,930	$111	$8,869	$53,032
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	13	—	1	—	5	—	3	22
Total Consumer	$175	$1,342	$689	$743	$187	$40,935	$111	$8,872	$53,054

Total loans classified by risk category	$843,860	$3,397,283	$1,631,606	$1,224,909	$1,055,191	$1,801,314	$216,586	$1,439,612	$11,610,361
Total loans classified by performing status									82,419
Total loans									$11,692,780

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I
Pass (1-6)	$1,867,472	$793,869	$521,429	$298,735	$84,618	$96,374	$94,043	$1,153,331	$4,909,871
Special Mention (7)	17,000	22,548	26,475	3,835	4,871	2,113	22,071	48,303	147,216
Classified (8-9)	47,637	26,370	4,861	10,964	54	845	24,043	36,659	151,433
Total C&I	$1,932,109	$842,787	$552,765	$313,534	$89,543	$99,332	$140,157	$1,238,293	$5,208,520

CRE-investor owned
Pass (1-6)	$857,292	$405,208	$380,247	$377,479	$287,917	$376,426	$55,616	$45,784	$2,785,969
Special Mention (7)	40,134	53,306	1,934	—	9,029	4,571	1,891	—	110,865
Classified (8-9)	17,570	—	—	6,965	26,697	20,469	—	—	71,701
Total CRE-investor owned	$914,996	$458,514	$382,181	$384,444	$323,643	$401,466	$57,507	$45,784	$2,968,535

CRE-owner occupied
Pass (1-6)	$471,422	$304,147	$296,817	$371,117	$364,894	$445,806	$3,391	$38,545	$2,296,139
Special Mention (7)	7,814	5,801	14,730	12,440	4,432	15,019	—	—	60,236
Classified (8-9)	18,006	5,562	11,444	15,503	13,671	22,281	—	—	86,467
Total CRE-owner occupied	$497,242	$315,510	$322,991	$399,060	$382,997	$483,106	$3,391	$38,545	$2,442,842

Construction real estate
Pass (1-6)	$372,006	$223,449	$37,889	$9,492	$3,398	$1,316	$24,961	$3,148	$675,659
Special Mention (7)	2,000	—	23	41	—	—	8,698	—	10,762
Classified (8-9)	—	—	483	676	—	4	—	—	1,163
Total Construction real estate	$374,006	$223,449	$38,395	$10,209	$3,398	$1,320	$33,659	$3,148	$687,584

Residential real estate
Pass (1-6)	$61,245	$24,136	$27,378	$28,920	$33,857	$76,749	$7,342	$82,753	$342,380
Special Mention (7)	3,157	1,219	23	296	84	793	—	976	6,548
Classified (8-9)	1,831	—	2,733	—	6,466	7,055	—	80	18,165
Total residential real estate	$66,233	$25,355	$30,134	$29,216	$40,407	$84,597	$7,342	$83,809	$367,093

Consumer
Pass (1-6)	$1,466	$798	$790	$199	$26,824	$17,513	$—	$8,511	$56,101
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	2	—	—	10	—	—	12
Total Consumer	$1,466	$798	$792	$199	$26,824	$17,523	$—	$8,511	$56,113

Total loans classified by risk category	$3,786,052	$1,866,413	$1,327,258	$1,136,662	$866,812	$1,087,344	$242,056	$1,418,090	$11,730,687
Total loans classified by performing status									69,651
Total loans									$11,800,338

In the tables above, loan originations in 2026 and 2025 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

The following tables summarize the risk category of the loans by loan type as of the dates indicated:

	March 31, 2026
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
C&I	$4,781,026	$199,463	$151,474	$5,131,963
Real estate:
Commercial - investor owned	2,733,131	131,450	78,029	2,942,610
Commercial - owner occupied	2,315,934	57,077	96,421	2,469,432
Construction and land development	654,252	8,172	5,279	667,703
Residential	326,851	4,167	14,581	345,599
Consumer	53,032	—	22	53,054
Total loans classified by risk category	$10,864,226	$400,329	$345,806	$11,610,361
Total loans classified by performing status				82,419
				$11,692,780

	December 31, 2025
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
C&I	$4,909,871	$147,216	$151,433	$5,208,520
Real estate:
Commercial - investor owned	2,785,969	110,865	71,701	2,968,535
Commercial - owner occupied	2,296,139	60,236	86,467	2,442,842
Construction and land development	675,659	10,762	1,163	687,584
Residential	342,380	6,548	18,165	367,093
Consumer	56,101	—	12	56,113
Total loans classified by risk category	$11,066,119	$335,627	$328,941	$11,730,687
Total loans classified by performing status				69,651
				$11,800,338

In the risk category tables above, guaranteed loan balances are included with a classification of “pass” due to the nature of these loans.

For certain loans, the Company evaluates credit quality based on the aging status.

The following tables present the recorded balance of loans based on payment activity as of the dates indicated:

	March 31, 2026
($ in thousands)	Performing	Non Performing	Total
C&I	$36,394	$176	$36,570
Real estate:
Commercial - investor owned	16,110	—	16,110
Commercial - owner occupied	25,814	—	25,814
Residential	582	—	582
Consumer	3,317	26	3,343
Total	$82,217	$202	$82,419

	December 31, 2025
($ in thousands)	Performing	Non Performing	Total
C&I	$22,778	$318	$23,096
Real estate:
Commercial - investor owned	16,323	—	16,323
Commercial - owner occupied	26,121	—	26,121
Residential	589	—	589
Consumer	3,513	9	3,522
Total	$69,324	$327	$69,651

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company issues financial instruments in the normal course of its business of meeting the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.

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

The following table summarizes the contractual amounts of significant off-balance-sheet financial instruments as of the dates indicated:

($ in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$3,054,916	$2,866,028
Letters of credit	111,301	102,884

Off-Balance Sheet Credit Risk
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2026 and December 31, 2025, $111.6 million and $124.9 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes an ACL on unadvanced commitments of $6.4 million and $6.0 million at March 31, 2026 and December 31, 2025, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are issued to support contractual obligations of the Company’s clients. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to clients. As of March 31, 2026, the approximate remaining terms of standby letters of credit range from one month to four years, three months.

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

At December 31, 2025, the Company had executed a series of cash flow hedges to fix the effective interest rate for payments due on $32.1 million of junior subordinated debentures to a weighted-average-fixed rate of 2.64%. These hedges matured in the first quarter 2026.

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates $0.1 million will be reclassified as a decrease to interest income.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of the dates indicated:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	$250,000	$282,064	$427	$1,876	$53	$—
Interest rate collars	150,000	150,000	237	498	—	—
Total	$400,000	$432,064	$664	$2,374	$53	$—

Derivatives not designated as hedging instruments
Interest rate swaps	$866,506	$878,278	$9,165	$10,110	$9,169	$10,114

Derivative assets are reported in “Other assets” on the Consolidated Balance Sheets. Derivative liabilities are reported in “Other liabilities” on the Consolidated Balance Sheets.

The following tables present a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments subject to offsetting. The gross amounts of assets or liabilities can be reconciled to the tabular disclosure of fair value. The fair value table above provides the location of financial assets and liabilities presented on the Consolidated Balance Sheets.

As of March 31, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$9,592	$—	$9,592	$1,926	$6,356	$1,309
Interest rate collars	237	—	237	—	—	237

Liabilities:
Interest rate swaps	$9,222	$—	$9,222	$1,926	$—	$7,296
Securities sold under agreements to repurchase	226,669	—	226,669	—	226,669	—

As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$11,986	$—	$11,986	$3,142	$6,470	$2,374
Interest rate collar	498	—	498	—	—	498

Liabilities:
Interest rate swaps	$10,114	$—	$10,114	$3,142	$—	$6,972
Securities sold under agreements to repurchase	292,782	—	292,782	—	292,782	—

As of March 31, 2026, the fair value of counterparty derivatives in a net liability position, which includes accrued interest related to these agreements was $7.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from counterparties on derivatives that were in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following tables summarize financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2026
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$158,346	$—	$158,346
Obligations of states and political subdivisions	—	575,924	—	575,924
Agency mortgage-backed securities	—	1,868,590	—	1,868,590
U.S. Treasury bills	—	151,240	—	151,240
Corporate debt securities	—	19,567	—	19,567
Total securities available-for-sale	—	2,773,667	—	2,773,667
Other investments	—	3,102	—	3,102
Derivative financial instruments	—	9,829	—	9,829
Total assets	$—	$2,786,598	$—	$2,786,598

Liabilities
Derivative financial instruments	$—	$9,222	$—	$9,222
Total liabilities	$—	$9,222	$—	$9,222

	December 31, 2025
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$182,572	$—	$182,572
Obligations of states and political subdivisions	—	572,705	—	572,705
Agency mortgage-backed securities	—	1,709,311	—	1,709,311
U.S. Treasury bills	—	170,984	—	170,984
Corporate debt securities	—	19,463	—	19,463
Total securities available-for-sale	—	2,655,035	—	2,655,035
Other investments	—	3,148	—	3,148
Derivative financial instruments	—	12,484	—	12,484
Total assets	$—	$2,670,667	$—	$2,670,667

Liabilities
Derivative financial instruments	$—	$10,114	$—	$10,114
Total liabilities	$—	$10,114	$—	$10,114

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following tables present financial instruments and non-financial assets still held as of the reporting date measured at fair value on a non-recurring basis:

	March 31, 2026
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
OREO	7,762	—	—	7,762

	December 31, 2025
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$2,200	$—	$—	$2,200
OREO	81,544	—	—	81,544
Total	$83,744	$—	$—	$83,744

The following table is a summary of the carrying amounts and fair values of the Company’s financial instruments as of the dates presented:

	March 31, 2026			December 31, 2025
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$1,055,495	$1,003,521	Level 2	$1,074,957	$1,039,814	Level 2
Other investments	78,843	78,843	Level 2	77,737	77,737	Level 2
Loans held-for-sale	418	418	Level 2	928	928	Level 2
Loans, net	11,550,716	11,564,404	Level 3	11,660,316	11,622,939	Level 3
State tax credits, held-for-sale	10,422	10,836	Level 3	11,141	11,904	Level 3
Servicing asset	3,306	5,194	Level 2	3,021	4,733	Level 2

Balance sheet liabilities
Certificates of deposit	$1,689,680	$1,685,777	Level 3	$1,669,383	$1,665,449	Level 3
Subordinated debentures and notes	93,759	91,862	Level 2	93,688	92,093	Level 2
Other borrowings	319,345	297,318	Level 2	387,717	364,901	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 17 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

NOTE 8 - STOCKHOLDERS’ EQUITY

Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Loss on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2025	$(62,006)	$5,641	$1,778	$(54,587)
Net change	(25,081)	(593)	(1,321)	(26,995)
Balance, March 31, 2026	$(87,087)	$5,048	$457	$(81,582)

Balance, December 31, 2024	$(122,132)	$8,088	$(2,674)	$(116,718)
Net change	12,805	(612)	3,134	15,327
Balance, March 31, 2025	$(109,327)	$7,476	$460	$(101,391)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended March 31,
	2026			2025
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale securities	$(33,486)	$(8,405)	$(25,081)	$17,134	$4,249	$12,885
Reclassification of gain on sale of available-for-sale securities(a)	—	—	—	(106)	(26)	(80)
Reclassification of gain on held-to-maturity securities(a)	(791)	(198)	(593)	(814)	(202)	(612)
Change in unrealized gain (loss) on cash flow hedges	(1,750)	(439)	(1,311)	3,980	987	2,993
Reclassification of loss on cash flow hedges(b)	(13)	(3)	(10)	188	47	141
Total other comprehensive gain (loss)	$(36,040)	$(9,045)	$(26,995)	$20,382	$5,055	$15,327

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended March 31,
($ in thousands)	2026	2025
Other income:
Bank-owned life insurance	$2,533	$871
Community development fees	1,067	707
Gain on SBA loan sales	1,414	1,895
Other income	3,750	2,926
Total other noninterest income	$8,764	$6,399

Other expense:
Amortization of intangibles	$1,400	$855
Banking expenses	2,017	1,963
FDIC and other insurance	3,503	3,148
Loan, legal expenses	4,033	2,191
Outside services	1,541	1,091
Other expenses	7,771	7,537
Total other noninterest expense	$20,265	$16,785

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: the Company’s ability to efficiently integrate acquisitions into its operations, retain the clients of these businesses and grow the acquired operations, the Company’s ability to collect insurance proceeds from claims made related to tax recapture events, credit risk, changes in the appraised valuation of real estate securing impaired loans, outcomes of litigation and other contingencies, exposure to general and local economic and market conditions, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), impacts of trade and tariff policies, U.S. fiscal debt, budget and tax matters (including the effect of a prolonged U.S. federal government shutdown), and any slowdown in global economic growth, risks associated with rapid increases or decreases in prevailing interest rates, our ability to attract and retain deposits and access to other sources of liquidity, consolidation in the banking industry, competition from banks and other financial institutions, the Company’s ability to attract and retain relationship officers and other key personnel, burdens imposed by federal and state regulation, changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services, changes in accounting policies and practices or accounting standards, natural disasters (such as wildfires and earthquakes), terrorist activities, war and geopolitical matters (including in Israel, Iran and Ukraine, and the imposition of additional sanctions and export controls in connection therewith), or pandemics, and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity; and other risks discussed under the caption “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2026 compared to the financial condition as of December 31, 2025. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended March 31, 2026, compared to the linked fourth quarter of 2025 (“linked quarter”) and the results of operations, liquidity and cash flows for the three months ended March 31, 2026 compared to the same period in 2025 (“prior year quarter”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding prior year quarter. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

A full description of our critical accounting policies and the impact and any associated risks related to those policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ACL
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s ACL on loans was $142.1 million at March 31, 2026 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $24.6 million. Conversely, the allowance would have increased $36.4 million using only the downside scenario.

Executive Summary
Below are highlights of the Company’s financial performance for the periods indicated.

($ in thousands, except per share data)	Three months ended
	March 31, 2026	December 31, 2025	March 31, 2025
EARNINGS
Total interest income	$225,091	$232,273	$211,780
Total interest expense	58,944	64,099	64,264
Net interest income	166,147	168,174	147,516
Provision for credit losses	7,243	9,236	5,184
Net interest income after provision for credit losses	158,904	158,938	142,332
Total noninterest income	19,088	25,412	18,483
Total noninterest expense	115,137	114,532	99,783
Income before income tax expense	62,855	69,818	61,032
Income tax expense	13,493	15,024	11,071
Net income	$49,362	$54,794	$49,961
Preferred dividends	938	937	938
Net income available to common stockholders	$48,424	$53,857	$49,023

Basic earnings per common share	$1.31	$1.46	$1.33
Diluted earnings per common share	$1.30	$1.45	$1.31

Return on average assets	1.16%	1.27%	1.30%
Adjusted return on average assets[1]	1.16%	1.19%	1.29%
Return on average common equity	9.80%	10.95%	11.10%
Adjusted return on average common equity[1]	9.84%	10.28%	11.08%
Return on average tangible common equity[1]	12.53%	14.02%	14.02%
Adjusted return on average tangible common equity[1]	12.59%	13.15%	13.99%
NIM (tax-equivalent)	4.28%	4.26%	4.15%
Efficiency ratio	62.2%	59.2%	60.1%
Core efficiency ratio[1]	60.2%	58.3%	58.8%
Common dividend payout ratio[2]	25.38%	22.07%	22.14%
Book value per common share	$53.31	$53.22	$48.64
Tangible book value per common share[1]	$41.38	$41.37	$38.54
Average common equity to average assets	11.58%	11.41%	11.45%
Tangible common equity to tangible assets[1]	9.01%	9.07%	9.30%

ASSET QUALITY
Net charge-offs (recoveries)	$4,407	$20,674	$(1,059)
Nonperforming loans	64,941	82,809	109,882
Nonaccrual loans	60,558	81,180	61,080
Nonperforming assets	149,423	164,353	113,153
Classified assets	430,288	410,485	264,460
Total assets	17,227,828	17,300,884	15,676,594
Total loans	11,692,780	11,800,338	11,298,763
Classified assets to total assets	2.50%	2.37%	1.69%
Nonperforming loans to total loans	0.56%	0.70%	0.97%
Nonperforming assets to total assets	0.87%	0.95%	0.72%
ACL on loans to total loans	1.21%	1.19%	1.27%
Net charge-offs (recoveries) to average loans (annualized)	0.15%	0.70%	(0.04)%
1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
[2] Dividends per common share divided by diluted earnings per common share.

Financial results and other notable items include:

•PPNR1 - PPNR of $70.4 million for the first quarter of 2026 decreased $4.4 million from the linked quarter and increased $4.3 million from the prior year quarter. The decrease from the linked quarter was primarily due to a decrease in net interest income due to a lower day count and noninterest income, specifically tax credit income that is typically highest in the fourth quarter of each year, and an increase in noninterest expense, primarily due to the reset of payroll tax limits and paid time-off accruals. The increase compared to the prior year quarter was primarily due to higher net interest income from organic and acquired loan growth, continued investment in the securities portfolio and proactive management of the cost of deposits, partially offset by a decline in asset yields due to lower short-term interest rates.

•Net interest income and NIM - Net interest income of $166.1 million for the first quarter of 2026 decreased $2.0 million and increased $18.6 million from the linked and prior year quarters, respectively. Net interest income during the current quarter was impacted by lower short-term interest rates that decreased asset yields and fewer days in the period, partially offset by a favorable decrease on rates paid on interest-bearing liabilities. Compared to the prior year quarter, net interest income also benefitted from higher average loan and investment securities balances, and higher yields on the investment portfolio. NIM was 4.28% for the first quarter 2026, compared to 4.26% and 4.15% for the linked and prior year quarters, respectively.

•Noninterest income - Noninterest income of $19.1 million for the first quarter of 2026 decreased $6.3 million and increased $0.6 million from the linked and prior year quarters, respectively. The decrease in noninterest income from the linked quarter was primarily due to a gain on OREO in the linked quarter that did not reoccur and tax credit income, which is typically highest in the fourth quarter of each year, partially offset by a gain on the guaranteed portion of SBA loans sold during the current quarter. The Company opportunistically sold $25.4 million of SBA guaranteed loans during the first quarter 2026 for a gain of $1.4 million.

•Noninterest expense - Noninterest expense of $115.1 million for the first quarter of 2026 increased $0.6 million and $15.4 million from the linked and prior year quarters, respectively. The increase from the prior year quarter was primarily driven by higher employee compensation cost, variable deposit costs and loan and legal expenses related to loan workouts and OREO.

Balance sheet highlights:

•Loans – Total loans decreased $107.6 million, or 1%, to $11.7 billion at March 31, 2026, compared to $11.8 billion at December 31, 2025. Average loans totaled $11.8 billion for the three months ended March 31, 2026 compared to $11.2 billion for the three months ended March 31, 2025.

•Deposits – Total deposits decreased $84.9 million, to $14.5 billion at March 31, 2026 from $14.6 billion at December 31, 2025. Average deposits totaled $14.6 billion for the three months ended March 31, 2026 compared to $13.1 billion for the three months ended March 31, 2025. Noninterest-bearing deposit accounts represented 33% of total deposits and the loan to deposit ratio was 81% at March 31, 2026 and December 31, 2025, respectively.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

•Asset quality – The ACL on loans to total loans was 1.21% at March 31, 2026, compared to 1.19% at December 31, 2025. The ratio of nonperforming assets to total assets was 0.87% at March 31, 2026 compared to 0.95% at December 31, 2025. A provision for credit losses of $7.2 million was recorded in the first quarter of 2026. This compares to $9.2 million and $5.2 million in the linked and prior year quarters, respectively.

•Stockholders’ equity – Total stockholders’ equity was $2.0 billion at March 31, 2026 and December 31, 2025, respectively, and the tangible common equity to tangible assets ratio2 was 9.01% at March 31, 2026 compared to 9.07% at December 31, 2025. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” levels at March 31, 2026.

The Company’s Board of Directors (the “Board”) approved a quarterly dividend of $0.34 per common share, payable on June 30, 2026 to stockholders of record as of June 15, 2026. The Board also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) March 15, 2026 to (but excluding) June 15, 2026. The dividend will be payable on June 15, 2026 to stockholders of record of Series A Preferred Stock as of May 29, 2026.
2 Tangible common equity to tangible assets ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

RESULTS OF OPERATIONS
Net Interest Income and NIM
Average Balance Sheet
The following tables present, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,			Three months ended December 31,			Three months ended March 31,
	2026			2025			2025
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,777,727	$185,380	6.38%	$11,794,459	$193,587	6.51%	$11,240,806	$182,039	6.57%
Taxable securities	2,481,169	26,108	4.27	2,331,562	24,464	4.16	1,818,615	17,625	3.93
Non-taxable securities[2]	1,301,675	12,390	3.86	1,292,403	12,263	3.76	1,112,297	9,467	3.45
Total securities	3,782,844	38,498	4.13	3,623,965	36,727	4.02	2,930,912	27,092	3.75
Interest-earning deposits	504,541	4,533	3.64	552,843	5,436	3.90	479,136	5,124	4.34
Total interest-earning assets	16,065,112	228,411	5.77	15,971,267	235,750	5.86	14,650,854	214,255	5.93
Noninterest-earning assets	1,245,991			1,128,162			992,145
Total assets	$17,311,103			$17,099,429			$15,642,999

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,453,650	$14,940	1.75%	$3,550,349	$17,236	1.93%	$3,167,428	$17,056	2.18%
Money market accounts	3,952,475	25,198	2.59	3,948,405	27,611	2.77	3,601,535	28,505	3.21
Savings accounts	538,597	152	0.11	540,764	168	0.12	534,512	189	0.14
Certificates of deposit	1,665,977	14,459	3.52	1,659,905	15,223	3.64	1,374,693	13,516	3.99
Total interest-bearing deposits	9,610,699	54,749	2.31	9,699,423	60,238	2.46	8,678,168	59,266	2.77
Subordinated debentures and notes	93,725	1,522	6.59	93,654	1,561	6.61	156,615	2,562	6.63
FHLB advances	5,756	56	3.95	11,620	127	4.34	25,300	287	4.60
Securities sold under agreements to repurchase	270,057	1,614	2.42	170,058	1,065	2.48	263,608	2,017	3.10
Other borrowings	94,910	1,003	4.29	97,196	1,108	4.52	39,535	132	1.35
Total interest-bearing liabilities	10,075,147	58,944	2.37	10,071,951	64,099	2.52	9,163,226	64,264	2.84
Noninterest-bearing liabilities:
Demand deposits	4,998,734			4,837,958			4,463,388
Other liabilities	160,718			167,048			153,113
Total liabilities	15,234,599			15,076,957			13,779,727
Stockholders’ equity	2,076,504			2,022,472			1,863,272
Total liabilities & stockholders’ equity	$17,311,103			$17,099,429			$15,642,999
Net interest income		$169,467			$171,651			$149,991
Net interest spread			3.40%			3.34%			3.09%
NIM			4.28%			4.26%			4.15%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $1.4 million, $1.7 million, and $1.6 million for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $3.3 million, $3.5 million, and $2.5 million for each of the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended March 31, 2026			Three months ended March 31, 2026
	compared to			compared to
	Three months ended December 31, 2025			Three months ended March 31, 2025
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$(557)	$(7,650)	$(8,207)	$8,559	$(5,218)	$3,341
Taxable securities	1,181	463	1,644	6,867	1,616	8,483
Non-taxable securities[3]	28	99	127	1,724	1,199	2,923
Interest-earning deposits	(514)	(389)	(903)	261	(852)	(591)
Total interest-earning assets	$138	$(7,477)	$(7,339)	$17,411	$(3,255)	$14,156

Interest paid on:
Interest-bearing demand accounts	$(537)	$(1,759)	$(2,296)	$1,446	$(3,562)	(2,116)
Money market accounts	17	(2,430)	(2,413)	2,597	(5,904)	(3,307)
Savings accounts	(1)	(15)	(16)	1	(38)	(37)
Certificates of deposit	21	(785)	(764)	2,648	(1,705)	943
Subordinated debentures and notes	(4)	(35)	(39)	(1,021)	(19)	(1,040)
FHLB advances	(60)	(11)	(71)	(195)	(36)	(231)
Securities sold under agreements to repurchase	576	(27)	549	48	(451)	(403)
Other borrowed funds	(33)	(72)	(105)	342	529	871
Total interest-bearing liabilities	(21)	(5,134)	(5,155)	5,866	(11,186)	(5,320)
Net interest income	$159	$(2,343)	$(2,184)	$11,545	$7,931	19,476

1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax equivalent basis of $169.5 million for the quarter ended March 31, 2026 decreased $2.2 million and increased $19.5 million from the linked and prior year quarters, respectively. The change from the linked and prior year quarters was related to the impact of lower short-term interest rates on loan yields and the cost of interest-bearing liabilities, in addition to growth in both interest-earning assets and interest-bearing liabilities. Net interest income also declined from the linked quarter due to two fewer days in the current quarter. Since September 2024, the Federal Reserve has reduced the federal funds target rate 175 basis points. In response, the Company has proactively adjusted deposit pricing to partially mitigate the impact on income from the repricing of variable rate loans.

Tax equivalent interest income decreased $7.3 million and increased $14.2 million from the linked and prior year quarters, respectively. Compared to the linked quarter, loan yields decreased 13 basis points and there were two fewer days in the period, partially offset by a $158.9 million increase in average investment securities balances and an 11 basis point increase in yield on securities. Compared to the prior year quarter, interest-earning assets increased $1.4 billion, including a $536.9 million increase in average loan balances and an $851.9 million increase in average securities balances, and the yield on securities increased 38 basis points. These increases were partially offset by a 19 basis point decline in the loan yield to 6.38%, from 6.57% in the prior year quarter.

Interest expense decreased $5.2 million and $5.3 million from the linked and prior year quarters, respectively, primarily due to a reduction in the cost of interest-bearing deposits due to decreased interest paid on interest-bearing deposits. The total cost of deposits, including noninterest-bearing demand accounts, was 1.52% during the three months ended March 31, 2026, compared to 1.64% and 1.83% in the linked and prior year quarters, respectively.

NIM, on a tax equivalent basis, was 4.28% in the first quarter of 2026, an increase of two basis points and 13 basis points from the linked and prior year quarters, respectively.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year quarter comparison
	Quarter ended				Quarter ended
($ in thousands)	March 31, 2026	December 31, 2025	Increase (decrease)		March 31, 2025	Increase (decrease)
Deposit service charges	$5,256	$5,081	$175	3%	$4,420	$836	19%
Wealth management revenue	2,712	2,642	70	3%	2,659	53	2%
Card services revenue	2,535	2,621	(86)	(3)%	2,395	140	6%
Tax credit income (loss)	(179)	3,180	(3,359)	(106)%	2,610	(2,789)	(107)%
Other income	8,764	11,888	(3,124)	(26)%	6,399	2,365	37%
Total noninterest income	$19,088	$25,412	$(6,324)	(25)%	$18,483	$605	3%

Total noninterest income for the first quarter of 2026 was $19.1 million, a decrease of $6.3 million and an increase of $0.6 million from the linked and prior year quarters, respectively. The decrease from the linked quarter was primarily due to a seasonal decrease in tax credit income and a gain on OREO in the linked quarter that did not reoccur, partially offset by higher private equity fund distributions and a gain on the sale of the guaranteed portion of SBA loans included in other income. Compared to the prior year quarter, tax credit income decreased $2.8 million, partially offset by higher BOLI income and private equity fund distributions. Tax credit income varies based on transaction volumes and fair value changes on credits carried at fair value. Private equity fund distributions are not a consistent source of income and fluctuate based on distributions from the underlying funds.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Three months ended
($ in thousands)	March 31, 2026	December 31, 2025	Increase (decrease)		March 31, 2025	Increase (decrease)
Employee compensation and benefits	$55,759	$50,654	$5,105	10%	$48,208	$7,551	16%
Deposit costs	25,996	27,471	(1,475)	(5)%	23,823	2,173	9%
Occupancy	5,902	5,764	138	2%	4,430	1,472	33%
Data processing	5,644	5,695	(51)	(1)%	4,809	835	17%
Professional fees	1,571	3,228	(1,657)	(51)%	1,728	(157)	(9)%
Other expense	20,265	21,720	(1,455)	(7)%	16,785	3,480	21%
Total noninterest expense	$115,137	$114,532	$605	1%	$99,783	$15,354	15%

Efficiency ratio	62.2%	59.2%	3%		60.1%	2%
Core efficiency ratio[3]	60.2%	58.3%	2%		58.8%	1%

3 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Noninterest expense increased $0.6 million and $15.4 million from the linked and prior year quarters, respectively. Employee compensation and benefits increased $5.6 million from the linked quarter primarily due to the first quarter reset of payroll taxes and paid time-off accruals, along with annual merit increases that became effective March 1, 2026. Deposit costs relate to certain businesses in the deposit verticals that receive an earnings credit allowance for deposit-related services provided to us. These earnings credit allowances are impacted by, among other things, interest rates and average balances. Deposit costs decreased $1.5 million from the linked quarter primarily due to the expiration of certain allowances that were not used. The decline in acquisition costs from the linked quarter is due to the completion of the Branch Acquisition that closed in the fourth quarter 2025.

The increase in noninterest expense from the prior year quarter was primarily due to an increase in the associate base as a result of the Branch Acquisition, merit increases throughout 2025 and 2026, an increase of $2.2 million in deposit costs due to higher earnings credit allowances and deposit vertical average balances, and an increase of $1.8 million in loan and legal expenses due to loan workouts and the foreclosure of certain properties.

Income Taxes
The effective tax rate for the current and linked quarters was 21.5%, respectively, compared to 18.1% in the prior year quarter. The increase in the effective tax rate from the prior year quarter was due to an increase in state taxes from apportionment factors and a decrease in tax credit investments.

Summary Balance Sheet

($ in thousands)	March 31, 2026	December 31, 2025	Increase (decrease)
Cash and cash equivalents	$634,469	$681,902	$(47,433)	(7)%
Securities	3,829,162	3,729,992	99,170	3%
Loans	11,692,780	11,800,338	(107,558)	(1)%
Assets	17,227,828	17,300,884	(73,056)	—%
Deposits	14,524,397	14,609,342	(84,945)	(1)%
Liabilities	15,205,624	15,261,498	(55,874)	—%
Stockholders’ equity	2,022,204	2,039,386	(17,182)	(1)%

Total assets were $17.2 billion at March 31, 2026, a decrease of $73.1 million from December 31, 2025 primarily due to a $107.6 million decrease in loans and a $47.4 million decrease in cash and cash equivalents, partially offset by a $99.2 million increase in investment securities. Total liabilities of $15.2 billion decreased $55.9 million from December 31, 2025 primarily due to an $84.9 million decrease in deposits.

Investment Securities
At March 31, 2026, investment securities were $3.8 billion compared to $3.7 billion at December 31, 2025, or 22% of total assets for both periods. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the ACL:

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$158,346	4.1%	$182,572	4.9%
Obligations of states and political subdivisions	1,483,600	38.8%	1,492,904	40.0%
Agency mortgage-backed securities	1,905,834	49.8%	1,753,150	47.0%
U.S. Treasury Bills	151,240	3.9%	170,984	4.6%
Corporate debt securities	130,344	3.4%	130,527	3.5%
Total	$3,829,364	100.0%	$3,730,137	100.0%

Net Unrealized Losses
($ in thousands)	March 31, 2026	December 31, 2025
Available-for-sale securities	$(116,745)	$(83,258)
Held-to-maturity securities	(52,176)	(35,288)
Total	$(168,921)	$(118,546)

Investment purchases in the first quarter of 2026 had a weighted average, tax equivalent yield of 4.51%. The average duration of the investment portfolio was 5.0 years at March 31, 2026. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $703.9 million.

Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a large part of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table sets forth the composition of the loan portfolio by type of loans:

($ in thousands)	March 31, 2026	December 31, 2025	Increase (decrease)
C&I	$5,168,533	$5,231,616	$(63,083)	(1)%
CRE - investor owned	2,958,720	2,984,858	(26,138)	(1)%
CRE - owner occupied	2,495,246	2,468,963	26,283	1%
Construction and land development	667,703	687,584	(19,881)	(3)%
Residential real estate	346,181	367,682	(21,501)	(6)%
Consumer	56,397	59,635	(3,238)	(5)%
Total loans	$11,692,780	$11,800,338	$(107,558)	(1)%

Loans totaled $11.7 billion at March 31, 2026 compared to $11.8 billion at December 31, 2025. Loan sales of $25.4 million mitigated growth in the SBA category during the current quarter. Average revolving line draw utilization was 45% for the first quarter of 2026, compared to 44% for the year ended December 31, 2025.

The following table sets forth additional information on certain categories of loans that are included in total loans above at the periods indicated:

($ in thousands)	March 31, 2026	December 31, 2025	Increase (decrease)
SBA Loans	$1,230,455	$1,262,456	$(32,001)	(3)%
Sponsor finance	661,946	694,905	(32,959)	(5)%
Life insurance premium financing	1,208,098	1,187,128	20,970	2%
Tax credits	702,080	802,818	(100,738)	(13)%

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the three months ended March 31, 2026, the guaranteed portion of SBA loans totaling $25.4 million were sold.

Provision and ACL
The following table presents the components of the provision for credit losses:

	Quarter ended
($ in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Provision for credit losses on loans	$6,449	$8,544	$3,935
Provision (benefit) for off-balance sheet commitments	416	(383)	214
Provision (benefit) for held-to-maturity securities	57	(25)	38
Charge-off of accrued interest	321	1,100	997
Provision for credit losses	$7,243	$9,236	$5,184

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

A provision for credit losses of $7.2 million was recognized for the first quarter of 2026, a decrease of $2.0 million and an increase of $2.1 million from the linked and prior year quarters, respectively. The provision for credit losses in the first quarter of 2026 was primarily related to the net charge-offs and qualitative adjustments to recognize the broader macroeconomic risks to the loan portfolio from the conflict in Iran.

The following table summarizes the allocation of the ACL on loans:

	March 31, 2026		December 31, 2025
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
C&I	$73,110	44.2%	$68,345	44.4%
Real estate:
Commercial	49,256	46.6%	50,783	46.2%
Construction and land development	10,602	5.7%	11,016	5.8%
Residential	7,423	3.0%	8,023	3.1%
Consumer	1,673	0.5%	1,855	0.5%
Total	$142,064	100.0%	$140,022	100.0%

The ACL on loans was 1.21% of total loans at March 31, 2026, compared to 1.19% of loans at December 31, 2025. Excluding guaranteed loans, the ACL on loans to total loans was 1.32%4 at March 31, 2026, compared to 1.29% at December 31, 2025.

4 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	March 31, 2026			December 31, 2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
C&I	$3,508	$5,266,240	0.27%	$12,614	$5,183,763	0.97%
Real estate:
Commercial	(64)	5,431,826	—%	4,836	5,378,463	0.36%
Construction and land development	1,028	664,550	0.63%	3,131	802,035	1.55%
Residential	5	356,167	0.01%	(213)	370,214	(0.23)%
Consumer	(70)	58,509	(0.49)%	306	59,040	2.06%
Total	$4,407	$11,777,292	0.15%	$20,674	$11,793,515	0.70%

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

Nonperforming assets
The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated:

($ in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$60,558	$81,180
Loans past due 90 days or more and still accruing interest	4,383	1,629
Total nonperforming loans	64,941	82,809
OREO	84,482	81,544
Total nonperforming assets	$149,423	$164,353

Total assets	$17,227,828	$17,300,884
Total loans	11,692,780	11,800,338
Total ACL on loans	142,064	140,022

ACL on loans to nonaccrual loans	235%	172%
ACL on loans to nonperforming loans	219%	169%
ACL on loans to total loans	1.21%	1.19%
Nonaccrual loans to total loans	0.52%	0.69%
Nonperforming loans to total loans	0.56%	0.70%
Nonperforming assets to total assets	0.87%	0.95%

Nonperforming loans based on loan type were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
C&I	$18,257	$27,979
CRE	42,177	46,326
Construction and land development	1,505	155
Residential real estate	2,976	8,340
Consumer	26	9
Total	$64,941	$82,809

The following table summarizes the changes in nonperforming loans:

Three months ended
($ in thousands)	March 31, 2026
Nonperforming loans, beginning of period	$82,809
Additions to nonperforming loans	16,283
Charge-offs	(5,217)
Principal payments	(21,140)
Moved to OREO	(7,794)
Nonperforming loans, end of period	$64,941

Nonperforming loans at March 31, 2026 decreased $17.9 million, or 22%, when compared to December 31, 2025. The decrease in nonperforming assets during the three months ended March 31, 2026 was primarily related to two loans totaling $17.5 million that went on nonaccrual in the second half of 2025 and were subsequently paid off in the first quarter 2026.

OREO
The following table summarizes the changes in OREO:

Three months ended
($ in thousands)	March 31, 2026
OREO, beginning of period	$81,544
Additions	7,794
Change in valuation allowance	(33)
Sales	(4,823)
OREO, end of period	$84,482

Four properties in OREO at March 31, 2026 with a carrying value of $46 million are currently under contract to sell.

Deposits
The following table shows the breakdown of deposits by type:

($ in thousands)	March 31, 2026	December 31, 2025	Increase (decrease)
Noninterest-bearing demand accounts	$4,828,375	$4,874,115	$(45,740)	(1)%
Interest-bearing demand accounts	3,395,680	3,537,334	(141,654)	(4)%
Money market accounts	4,058,748	3,991,110	67,638	2%
Savings accounts	551,914	537,400	14,514	3%
Certificates of deposit:
Brokered	724,788	721,977	2,811	—%
Customer	964,892	947,406	17,486	2%
Total deposits	$14,524,397	$14,609,342	$(84,945)	(1)%

Noninterest-bearing deposits / total deposits	33%	33%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	March 31, 2026		December 31, 2025		March 31, 2025
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,998,734	—%	$4,837,958	—%	$4,463,388	—%

Interest-bearing demand accounts	3,453,650	1.75	3,550,349	1.93	3,167,428	2.18
Money market accounts	3,952,475	2.59	3,948,405	2.77	3,601,535	3.21
Savings accounts	538,597	0.11	540,764	0.12	534,512	0.14
Certificates of deposit	1,665,977	3.52	1,659,905	3.64	1,374,693	3.99
Total interest-bearing deposits	$9,610,699	2.31	$9,699,423	2.46	$8,678,168	2.77

Total average deposits	$14,609,433	1.52	$14,537,381	1.64	$13,141,556	1.83

Total deposits were $14.5 billion at March 31, 2026, a decrease of $84.9 million from December 31, 2025. Brokered certificates of deposit at March 31, 2026 increased $2.8 million from December 31, 2025 and continue to be used as a stable funding source. The Company has deposit verticals focusing on property management, community associations, and escrow industries. These deposits increased to $4.0 billion at March 31, 2026 from $3.8 billion at December 31, 2025 due to continued success at generating organic deposit growth.

To provide clients a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.3 billion and $1.4 billion at March 31, 2026 and December 31, 2025, respectively. The Company considers reciprocal accounts as client-related deposits due to the client relationship that generated the transaction. At March 31, 2026, estimated uninsured deposits totaled $4.5 billion, or 31% of total deposits, compared to $4.6 billion, or 32% of total deposits, at December 31, 2025.

The total cost of deposits was 1.52% for the current quarter compared to 1.64% and 1.83% for the linked and prior year quarters, respectively.

Stockholders’ Equity
Stockholders’ equity totaled $2.0 billion at March 31, 2026, a decrease of $17.2 million from December 31, 2025. Significant activity during the first three months of 2026 was as follows:

•Increase from net income of $49.4 million,
•Decrease in fair value of securities and cash flow hedges of $27.0 million,
•Decrease from dividends paid on common and preferred stock of $13.1 million, and
•Decrease from common stock repurchases of $27.3 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $634.5 million at March 31, 2026, compared to $681.9 million at December 31, 2025. Investment securities are another important tool in liquidity planning. Securities totaled $3.8 billion and $3.7 billion at March 31, 2026 and December 31, 2025, respectively, and included $1.6 billion and $1.7 billion at March 31, 2026 and December 31, 2025, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	March 31, 2026
Federal Reserve borrowing capacity	$3,076,120
FHLB borrowing capacity	1,466,209
Unpledged securities	2,189,371
Federal funds lines (eight correspondent banks)	135,000
Cash and interest-bearing deposits	634,469
Holding Company line of credit	25,000
Total	$7,526,169

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. The guaranteed portion of SBA loans totaling $25.4 million and $31.3 million were sold during the three months ended March 31, 2026 and 2025, respectively.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at March 31, 2026, the Company could borrow an additional $1.5 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $3.1 billion available from the Federal Reserve under a pledged loan agreement. The Company also has unsecured federal funds lines with eight correspondent banks totaling $135.0 million as of March 31, 2026.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.2 billion in unused commitments to extend credit as of March 31, 2026. While this commitment level would exhaust the majority of the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount $25 million, all of which was available at March 31, 2026. The line of credit was renewed in the first quarter of 2026, has a one-year term, has an interest rate of one-month Term SOFR plus 185 basis points, and the annual unused commitment fee is 0.40%. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, stock repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of March 31, 2026, and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	March 31, 2026		December 31, 2025
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.7%	12.1%	11.6%	11.9%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.9%	12.1%	12.8%	11.9%	8.0%	8.5%
Total Capital to Risk Weighted Assets	13.9%	13.2%	13.9%	13.0%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.4%	9.8%	10.5%	9.7%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.01%		9.07%
[1] Not a required regulatory capital ratio.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:
The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company provides additional financial measures, such as tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity and tangible common equity to tangible assets ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

The Company considers its tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity and tangible common equity to tangible assets ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as the FDIC special assessment, acquisition costs, the net gain or loss on OREO, and the net gain or loss on sale of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended
($ in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income (GAAP)	$166,147	$168,174	$147,516
Tax-equivalent adjustment	3,320	3,477	2,475
Net interest income - FTE (non-GAAP)	$169,467	$171,651	$149,991
Noninterest income (GAAP)	19,088	25,412	18,483
Less net gain (loss) on sale of investment securities	—	(57)	106
Less net gain (loss) on OREO	(295)	6,169	23
Core revenue (non-GAAP)	$188,850	$190,951	$168,345

Noninterest expense (GAAP)	$115,137	$114,532	$99,783
Less FDIC special assessment	—	(652)	—
Less amortization on intangibles	1,400	1,380	855
Less acquisition costs	—	2,548	—
Core noninterest expense (non-GAAP)	$113,737	$111,256	$98,928

Core efficiency ratio (non-GAAP)	60.2%	58.3%	58.8%

Tangible Common Equity, Tangible Book Value per Common Share, and Tangible Common Equity to Tangible Assets Ratio

	At
(in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Stockholders’ equity (GAAP)	$2,022,204	$2,039,386	$1,868,073
Less preferred stock	71,988	71,988	71,988
Less goodwill	416,968	416,968	365,164
Less intangible assets	19,525	21,175	7,628
Tangible common equity (non-GAAP)	$1,513,723	$1,529,255	$1,423,293

Common stock outstanding	36,581	36,965	36,928
Tangible book value per common share (non-GAAP)	$41.38	$41.37	$38.54

Total assets (GAAP)	$17,227,828	$17,300,884	$15,676,594
Less goodwill	416,968	416,968	365,164
Less intangible assets	19,525	21,175	7,628
Tangible assets (non-GAAP)	$16,791,335	$16,862,741	$15,303,802

Tangible common equity to tangible assets (non-GAAP)	9.01%	9.07%	9.30%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	At
($ in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Total loans (GAAP)	$11,692,780	$11,800,338	$11,298,763
Less: Guaranteed loans, net	935,409	960,132	942,651
Total adjusted loans (non-GAAP)	$10,757,371	$10,840,206	$10,356,112

ACL on loans	$142,064	$140,022	$142,944
ACL on loans to total loans	1.21%	1.19%	1.27%
ACL on loans to total adjusted loans	1.32%	1.29%	1.38%

Pre-Provision Net Revenue (PPNR)

	Quarter ended
($ in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income (GAAP)	$166,147	$168,174	$147,516
Noninterest income (GAAP)	19,088	25,412	18,483
FDIC special assessment	—	(652)	—
Acquisition costs	—	2,548	—
Less net gain (loss) on sale of investment securities	—	(57)	106
Less net gain (loss) on OREO	(295)	6,169	23
Less noninterest expense (GAAP)	115,137	114,532	99,783
PPNR (non-GAAP)	$70,393	$74,838	$66,087

Adjusted Return on Average Common Equity, Return on Average Tangible Common Equity (ROATCE) and Adjusted Return on Average Assets (ROAA)

	Quarter ended
($ in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Average stockholder’s equity (GAAP)	$2,076,504	$2,022,472	$1,863,272
Less average preferred stock	71,988	71,988	71,988
Less average goodwill	416,968	414,858	365,164
Less average intangible assets	20,419	11,173	8,026
Average tangible common equity (non-GAAP)	$1,567,129	$1,524,453	$1,418,094

Net income (GAAP)	$49,362	$54,794	$49,961
FDIC special assessment (after tax)	—	(488)	—
Acquisition costs (after tax)	—	1,742	—
Less net gain (loss) on sale of investment securities (after tax)	—	(43)	80
Less net gain (loss) on OREO (after tax)	(221)	4,621	17
Net income adjusted (non-GAAP)	$49,583	$51,470	$49,864
Less preferred stock dividends	938	937	938
Net income available to common stockholders adjusted (non-GAAP)	$48,645	$50,533	$48,926

Return on average common equity (GAAP)	9.80%	10.95%	11.10%
Adjusted return on average common equity (non-GAAP)	9.84%	10.28%	11.08%

ROATCE (non-GAAP)	12.53%	14.02%	14.02%
Adjusted ROATCE (non-GAAP)	12.59%	13.15%	13.99%

Average assets	$17,311,103	$17,099,429	$15,642,999
Return on average assets (GAAP)	1.16%	1.27%	1.30%
Adjusted return on average assets (non-GAAP)	1.16%	1.19%	1.29%

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

The following table summarizes the expected impact of interest rate shocks on net interest income at March 31, 2026:

Rate Shock	Annual % change in net interest income
+ 300 bp	10.2%
+ 200 bp	7.0%
+ 100 bp	3.6%
- 100 bp	(3.5)%
- 200 bp	(6.7)%
- 300 bp	(9.5)%

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At March 31, 2026, the Company had derivative contracts to manage interest rate risk, including $400.0 million in notional value on derivatives to hedge the cash flows on floating rate loans. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

The Company had $7.3 billion in variable rate loans at March 31, 2026. Of these loans, $4.9 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.9 billion indexed to the prime rate, $3.6 billion indexed to SOFR, and $862.0 million indexed to other rates.

At March 31, 2026, the Company’s available-for-sale and held-to-maturity investment securities totaled $2.8 billion and $1.1 billion, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At March 31, 2026, net unrealized losses were $116.7 million and $52.2 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2026. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q, and Part I, Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 1, 2026 through January 31, 2026	—	$—	—	1,114,483
February 1, 2026 through February 28, 2026	183,000	60.34	183,000	931,483
March 1, 2026 through March 31, 2026	300,000	53.57	300,000	631,483
Total	483,000	$56.13	483,000	631,483

(a) In May 2022, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended March 31, 2026, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of May 1, 2026.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial and Operating Officer