Form 10-Q
period 2026-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2026-07-31
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026.

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

As of July 29, 2026, the Registrant had 36,192,520 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	Federal Reserve	Board of Governors of the Federal Reserve System
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	GDP	Gross Domestic Product
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
Company, Enterprise, We, Us or Our	Enterprise Financial Services Corp and Subsidiaries	PPNR	Pre-Provision Net Revenue
CRE	Commercial Real Estate	SBA	Small Business Administration
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$273,875	$208,080
Federal funds sold	11,179	5,793
Interest-earning deposits	267,007	468,029
Total cash and cash equivalents	552,061	681,902
Interest-earning deposits greater than 90 days	666	898
Securities available-for-sale	2,795,725	2,655,035
Securities held-to-maturity, net	1,036,477	1,074,957
Loans held-for-sale	1,145	928
Loans	11,892,399	11,800,338
ACL on loans	(139,238)	(140,022)
Total loans, net	11,753,161	11,660,316
Other investments	128,632	80,884
Fixed assets, net	57,318	58,993
Goodwill	416,968	416,968
Intangible assets, net	18,228	21,175
Other assets	638,628	648,828
Total assets	$17,399,009	$17,300,884

Liabilities and Stockholders' Equity
Noninterest-bearing demand accounts	$4,910,235	$4,874,115
Interest-bearing demand accounts	3,406,505	3,537,334
Money market accounts	3,944,742	3,991,110
Savings accounts	537,269	537,400
Certificates of deposit:
Brokered	736,377	721,977
Customer	967,423	947,406
Total deposits	14,502,551	14,609,342
Subordinated debentures and notes	265,910	93,688
FHLB advances	208,000	—
Other borrowings	208,166	387,717
Other liabilities	173,536	170,751
Total liabilities	$15,358,163	$15,261,498

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 36,257,707 and 36,965,398 shares issued and outstanding	363	370
Additional paid-in capital	986,133	1,000,775
Retained earnings	1,056,072	1,020,840
Accumulated other comprehensive loss, net	(73,710)	(54,587)
Total stockholders’ equity	2,040,846	2,039,386
Total liabilities and stockholders’ equity	$17,399,009	$17,300,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans	$188,493	$187,845	$373,663	$369,757
Debt securities:
Taxable	27,192	19,310	52,859	36,527
Nontaxable	9,225	7,814	18,505	14,933
Interest-earning deposits	3,697	3,368	8,230	8,492
Dividends on equity securities	706	630	1,147	1,038
Total interest income	229,313	218,967	454,404	430,747
Interest expense:
Deposits	55,670	59,979	110,419	119,245
Subordinated debentures and notes	2,061	2,737	3,583	5,299
FHLB advances	861	1,801	917	2,088
Other borrowings	2,005	1,688	4,622	3,837
Total interest expense	60,597	66,205	119,541	130,469
Net interest income	168,716	152,762	334,863	300,278
Provision for credit losses	14,210	3,470	21,453	8,654
Net interest income after provision for credit losses	154,506	149,292	313,410	291,624
Noninterest income:
Deposit service charges	5,477	4,940	10,733	9,360
Wealth management revenue	2,804	2,584	5,516	5,243
Card services revenue	2,545	2,444	5,080	4,839
Tax credit income (loss)	(1,733)	2,207	(1,912)	4,817
Other income	4,385	8,429	13,149	14,828
Total noninterest income	13,478	20,604	32,566	39,087
Noninterest expense:
Employee compensation and benefits	53,114	50,164	108,873	98,372
Deposit costs	27,832	24,765	53,828	48,588
Occupancy	5,909	5,065	11,811	9,495
Data processing	5,999	4,713	11,643	9,522
Professional fees	1,965	2,029	3,536	3,757
Other expense	20,920	18,966	41,185	35,751
Total noninterest expense	115,739	105,702	230,876	205,485

Income before income tax expense	52,245	64,194	115,100	125,226
Income tax expense	11,318	12,810	24,811	23,881
Net income	$40,927	$51,384	$90,289	$101,345
Dividends on preferred stock	937	937	1,875	1,875
Net income available to common stockholders	$39,990	$50,447	$88,414	$99,470

Earnings per common share
Basic	$1.10	$1.36	$2.41	$2.69
Diluted	1.09	1.36	2.39	2.67

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$40,927	$51,384	$90,289	$101,345
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	7,324	11,348	(17,757)	24,233
Reclassification of (gain) loss on the sale of available-for-sale securities	4,408	—	4,408	(80)
Reclassification of gain on held-to-maturity securities	(524)	(607)	(1,117)	(1,219)
Change in unrealized gain (loss) on cash flow hedges	(3,407)	1,362	(4,718)	4,355
Reclassification of loss on cash flow hedges	71	303	61	444
Total other comprehensive income (loss), net of tax	7,872	12,406	(19,123)	27,733
Total comprehensive income	$48,799	$63,790	$71,166	$129,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and six months ended June 30, 2026
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2026	75	$71,988	36,581	$366	$990,394	$1,041,038	$(81,582)	$2,022,204
Net income	—	—	—	—	—	40,927	—	40,927
Other comprehensive income	—	—	—	—	—	—	7,872	7,872
Common stock dividends ($0.34 per share)	—	—	—	—	—	(12,331)	—	(12,331)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(937)	—	(937)
Repurchase of common stock	—	—	(382)	(4)	(10,344)	(12,561)	—	(22,909)
Issuance under equity compensation plans, net	—	—	59	1	2,509	(64)	—	2,446
Stock-based compensation	—	—	—	—	3,574	—	—	3,574
Balance at June 30, 2026	75	$71,988	36,258	$363	$986,133	$1,056,072	$(73,710)	$2,040,846

Balance at December 31, 2025	75	$71,988	36,965	$370	$1,000,775	$1,020,840	$(54,587)	$2,039,386
Net income	—	—	—	—	—	90,289	—	90,289
Other comprehensive loss	—	—	—	—	—	—	(19,123)	(19,123)
Common stock dividends ($0.67 per share)	—	—	—	—	—	(24,501)	—	(24,501)
Preferred stock dividends ($25.00 per share)	—	—	—	—	—	(1,875)	—	(1,875)
Repurchase of common stock	—	—	(865)	(9)	(23,534)	(26,709)	—	(50,252)
Issuance under equity compensation plans, net	—	—	158	2	1,014	(1,972)	—	(956)
Stock-based compensation	—	—	—	—	7,878	—	—	7,878
Balance at June 30, 2026	75	$71,988	36,258	$363	$986,133	$1,056,072	$(73,710)	$2,040,846

Three and six months ended June 30, 2025
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2025	75	$71,988	36,928	$369	$988,554	$908,553	$(101,391)	$1,868,073
Net income	—	—	—	—	—	51,384	—	51,384
Other comprehensive income	—	—	—	—	—	—	12,406	12,406
Common stock dividends ($0.30 per share)	—	—	—	—	—	(11,081)	—	(11,081)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(937)	—	(937)
Issuance under equity compensation plans, net	—	—	22	—	45	(55)	—	(10)
Stock-based compensation	—	—	—	—	3,064	—	—	3,064
Balance at June 30, 2025	75	$71,988	36,950	$369	$991,663	$947,864	$(88,985)	$1,922,899

Balance at December 31, 2024	75	$71,988	36,988	$370	$990,733	$877,629	$(116,718)	$1,824,002
Net income	—	—	—	—	—	101,345	—	101,345
Other comprehensive income	—	—	—	—	—	—	27,733	27,733
Common stock dividends ($0.59 per share)	—	—	—	—	—	(21,798)	—	(21,798)
Preferred stock dividends ($25.00 per share)	—	—	—	—	—	(1,875)	—	(1,875)
Repurchase of common stock	—	—	(192)	(2)	(5,152)	(5,476)	—	(10,630)
Issuance under equity compensation plans, net	—	—	154	1	(110)	(1,961)	—	(2,070)
Stock-based compensation	—	—	—	—	6,192	—	—	6,192
Balance at June 30, 2025	75	$71,988	36,950	$369	$991,663	$947,864	$(88,985)	$1,922,899

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income	$90,289	$101,345
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,105	3,091
Provision for credit losses	21,453	8,654
Deferred income taxes	2,907	(2,789)
Net amortization of discount/premiums on debt securities	1,427	2,085
Net amortization on loans	3,538	975
Amortization of intangible assets	2,697	1,608
Amortization of servicing assets	506	476
Mortgage loans originated-for-sale	(13,778)	(12,150)
Proceeds from mortgage loans sold	13,631	11,744
Net loss (gain) on:
Investment securities	2,146	(106)
SBA loans	(1,414)	(3,048)
OREO	597	(79)
Fixed assets	(687)	—
State tax credits	(153)	(110)
Stock-based compensation	7,878	6,192
Net change in other assets and liabilities	(7,975)	(16,579)
Net cash provided by operating activities	127,167	101,309
Cash flows from investing activities:
Net increase in loans	(157,957)	(255,212)
Proceeds received from:
Branch acquisition	250	—
Sale of debt and equity securities, available-for-sale	178,256	9,631
Paydown or maturity of debt securities, available-for-sale	321,700	198,032
Paydown or maturity of debt securities, held-to-maturity	35,361	9,400
Redemption of other investments	42,988	63,144
Sale of SBA loans	27,278	60,028
Sale of state tax credits held for sale	872	725
Sale of OREO	16,845	3,619
Sale of fixed assets	939	—
Settlement of bank-owned life insurance policies	1,581	2,079
Payments for the purchase of:
Available-for-sale debt securities	(643,652)	(488,484)
Held-to-maturity debt securities	—	(175,052)
Other investments	(95,150)	(78,102)
Bank-owned life insurance	—	(75,000)
State tax credits held for sale	—	(360)
Fixed assets	(2,682)	(6,721)
Net cash used in investing activities	(273,371)	(732,273)

	Six months ended June 30,
($ in thousands)	2026	2025
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing demand accounts	36,120	(161,740)
Net increase (decrease) in interest-bearing demand accounts	(142,911)	332,607
Net increase in short term FHLB advances, net	208,000	294,000
Repayment of term loan	(58,732)	—
Net decrease in other borrowings	(120,819)	(70,180)
Proceeds from issuance of subordinated debentures, net	172,080	—
Repurchase of common stock	(50,043)	(10,630)
Cash dividends paid on common stock	(24,501)	(21,798)
Cash dividends paid on preferred stock	(1,875)	(1,875)
Other	(956)	(2,070)
Net cash provided by financing activities	16,363	358,314
Net decrease in cash and cash equivalents	(129,841)	(272,650)
Cash and cash equivalents, beginning of period	681,902	764,170
Cash and cash equivalents, end of period	$552,061	$491,520
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$122,266	$130,213
Income taxes	21,647	24,626
Noncash investing and financing transactions:
Transfer to OREO in settlement of loans	16,779	7,821
Right-of-use assets obtained in exchange for lease obligations	1,346	—
Unsettled purchases of available-for-sale securities	16,773	—

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

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

FASB ASU 2026-02, Environmental Credits and Environmental Credit Obligations. ASU 2026-02 was issued in May 2026 and introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for 1) environmental credits, and 2) compliance obligations that may be settled by using environmental credits. The amendments in this update are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is evaluating the accounting and disclosure requirements of ASU 2026-02 and does not expect them to have a material effect on the Company’s consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

The following table presents a summary of per common share data and amounts for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income available to common stockholders	$39,990	$50,447	$88,414	$99,470

Weighted average common shares outstanding	36,438	36,963	36,671	36,967
Additional dilutive common stock equivalents	258	209	255	257
Weighted average common diluted shares outstanding	36,696	37,172	36,926	37,224

Basic earnings per common share:	$1.10	$1.36	$2.41	$2.69
Diluted earnings per common share:	1.09	1.36	2.39	2.67
For the three and six months ended June 30, 2026, common stock equivalents of approximately 111,000 and 130,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 353,000 and 258,000 common stock equivalents excluded in the three and six months ended June 30, 2025.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, ACL and fair value of securities available-for-sale and held-to-maturity as of the periods indicated:

	June 30, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$124,177	$7	$(4,316)	$119,868
Obligations of states and political subdivisions	637,300	4,070	(57,999)	583,371
Agency mortgage-backed securities	2,004,677	3,500	(46,367)	1,961,810
U.S. Treasury bills	111,204	—	(146)	111,058
Corporate debt securities	19,447	217	(46)	19,618
Total securities available-for-sale	$2,896,805	$7,794	$(108,874)	$2,795,725
Held-to-maturity securities:
Obligations of states and political subdivisions	$889,657	$7,742	$(39,430)	$857,969
Agency mortgage-backed securities	36,484	—	(3,219)	33,265
Corporate debt securities	110,489	352	(3,608)	107,233
Total securities held-to-maturity	$1,036,630	$8,094	$(46,257)	$998,467
ACL	(153)
Total securities held-to-maturity, net	$1,036,477

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$187,587	$76	$(5,091)	$182,572
Obligations of states and political subdivisions	626,900	3,914	(58,109)	572,705
Agency mortgage-backed securities	1,733,003	12,638	(36,330)	1,709,311
U.S. Treasury Bills	171,355	128	(499)	170,984
Corporate debt securities	19,448	109	(94)	19,463
Total securities available-for-sale	$2,738,293	$16,865	$(100,123)	$2,655,035
Held-to-maturity securities:
Obligations of states and political subdivisions	$920,199	$10,861	$(39,849)	$891,211
Agency mortgage-backed securities	43,839	—	(3,199)	40,640
Corporate debt securities	111,064	325	(3,426)	107,963
Total securities held-to-maturity	$1,075,102	$11,186	$(46,474)	$1,039,814
ACL	(145)
Total securities held-to-maturity, net	$1,074,957

The balance of held-to-maturity securities in the “Amortized Cost” column in the tables above include a cumulative net unamortized, unrealized gain of $6.1 million and $7.6 million at June 30, 2026 and December 31, 2025, respectively. Such amounts are amortized over the remaining life of the securities.

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.6 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately five years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$151,382	$150,785	$12,153	$12,032
Due after one year through five years	20,369	20,192	132,052	129,111
Due after five years through ten years	410,763	366,967	266,607	262,876
Due after ten years	309,614	295,971	589,335	561,183
Agency mortgage-backed securities	2,004,677	1,961,810	36,483	33,265
	$2,896,805	$2,795,725	$1,036,630	$998,467

The following tables present a summary of available-for-sale investment securities in an unrealized loss position as of the periods indicated:

	June 30, 2026
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$50,231	$542	$54,233	$3,774	$104,464	$4,316
Obligations of states and political subdivisions	28,419	324	376,154	57,675	404,573	57,999
Agency mortgage-backed securities	1,102,768	10,752	314,085	35,615	1,416,853	46,367
U.S. Treasury bills	101,923	139	4,992	7	106,915	146
Corporate debt securities	—	—	3,454	46	3,454	46
	$1,283,341	$11,757	$752,918	$97,117	$2,036,259	$108,874

	December 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$13,971	$22	$149,230	$5,069	$163,201	$5,091
Obligations of states and political subdivisions	32,658	245	425,879	57,864	458,537	58,109
Agency mortgage-backed securities	266,639	1,215	377,787	35,115	644,426	36,330
U.S. Treasury bills	4,996	—	40,418	499	45,414	499
Corporate debt securities	—	—	3,406	94	3,406	94
	$318,264	$1,482	$996,720	$98,641	$1,314,984	$100,123

The unrealized losses at both June 30, 2026 and December 31, 2025 were attributable primarily to changes in market interest rates after the securities were purchased. At each of June 30, 2026 and December 31, 2025, the Company did not have an ACL on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $11.3 million and $12.3 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.2 million at June 30, 2026 and $0.1 million at December 31, 2025.

The Company sold $180.4 million of available-for-sale securities during the three and six months ended June 30, 2026 for a pre-tax loss of approximately $6 million. The loss was partially offset by a pre-tax gain of approximately $4 million from the sale of Visa Class B-1 common stock that the Company held at a zero book value, resulting in a net loss of $2.1 million. The Company sold $9.5 million of available-for-sale securities during the six months ended June 30, 2025 for a gain of $0.1 million. There were no sales of available-for-sales securities during the three months ended June 30, 2025.

Other Investments
At June 30, 2026 and December 31, 2025, other investments totaled $128.6 million and $80.9 million, respectively, and includes investments in FHLB and Federal Reserve capital stock. As a member of the FHLB, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $19.4 million at June 30, 2026 and $9.4 million at December 31, 2025 is recorded at cost, which represents redemption value, and is included in “Other investments” in the Consolidated Balance Sheets.

On May 26, 2026, the Bank became a member bank of the Federal Reserve. As a member, the Bank is required to maintain a minimum investment in capital stock with the Federal Reserve. The Federal Reserve capital stock of $33.9 million at June 30, 2026 is recorded at cost, which represents redemption value, and is included in “Other investments” in the Consolidated Balance Sheets. This investment represents 50% of the par value due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans. Although the probability is remote, the remaining 50% or $33.9 million due to the Federal Reserve Bank may be callable at its discretion.

The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	June 30, 2026	December 31, 2025
C&I	$5,263,245	$5,236,473
Real estate loans:
Commercial - investor owned	3,107,205	2,986,906
Commercial - owner occupied	2,444,781	2,460,761
Construction and land development	665,729	689,357
Residential	360,686	367,127
Total real estate loans	6,578,401	6,504,151
Consumer	53,350	60,469
Loans, before unearned loan fees	11,894,996	11,801,093
Unearned loan fees, net	(2,597)	(755)
Loans, including unearned loan fees	$11,892,399	$11,800,338

The loan balance includes a net premium on acquired loans of $1.5 million and $0.2 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, loans and securities of $5.9 billion and $6.3 billion, respectively, were pledged to the FHLB and the Federal Reserve.

Accrued interest totaled $58.7 million and $58.3 million at June 30, 2026 and December 31, 2025, respectively, and was reported in “Other assets” on the Consolidated Balance Sheets.

The Company sold the guaranteed portion of SBA 7(a) loans of $25.4 million resulting in a gain of $1.4 million during the six months ended June 30, 2026. There were no sales in the three months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company sold the guaranteed portion of SBA 7(a) loans of $24.4 million and $55.7 million, respectively. A gain on sale of $1.2 million and $3.0 million was recognized during the three and six months ended June 30, 2025, respectively.

The Company had $0.2 million of consumer mortgage loans secured by residential real estate in process of foreclosure at June 30, 2026 and December 31, 2025, respectively.

The following table presents a summary of the activity, by loan category, in the ACL on loans for the three and six months ended June 30, 2026 and 2025 as follows:

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at March 31, 2026	$73,110	$31,187	$18,069	$10,602	$7,423	$1,673	$142,064
Provision (benefit) for credit losses	16,550	(6,839)	50	1,883	(804)	(111)	10,729
Charge-offs	(14,377)	(20)	(453)	(787)	—	(161)	(15,798)
Recoveries	1,752	58	20	5	352	56	2,243
Balance at June 30, 2026	$77,035	$24,386	$17,686	$11,703	$6,971	$1,457	$139,238

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at December 31, 2025	$68,345	$31,565	$19,218	$11,016	$8,023	$1,855	$140,022
Provision (benefit) for credit losses	24,823	(7,251)	(1,129)	2,497	(1,399)	(363)	17,178
Charge-offs	(18,044)	(20)	(453)	(1,826)	(355)	(317)	(21,015)
Recoveries	1,911	92	50	16	702	282	3,053
Balance at June 30, 2026	$77,035	$24,386	$17,686	$11,703	$6,971	$1,457	$139,238

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at March 31, 2025	$69,887	$30,551	$18,360	$12,114	$7,744	$4,288	$142,944
Provision (benefit) for credit losses	1,748	(404)	(111)	991	974	(379)	2,819
Charge-offs	(2,422)	—	(672)	(146)	(369)	(188)	(3,797)
Recoveries	2,868	42	66	5	135	51	3,167
Balance at June 30, 2025	$72,081	$30,189	$17,643	$12,964	$8,484	$3,772	$145,133

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at December 31, 2024	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950
Provision (benefit) for credit losses	7,496	(4,155)	(2,077)	3,255	2,030	205	6,754
Charge-offs	(3,013)	—	(1,034)	(146)	(594)	(295)	(5,082)
Recoveries	4,367	127	354	18	514	131	5,511
Balance at June 30, 2025	$72,081	$30,189	$17,643	$12,964	$8,484	$3,772	$145,133

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $10.2 million to the ACL on loans over the baseline model at June 30, 2026. The forecasts consider macroeconomic risks to the loan portfolio, such as the conflict in Iran, among others. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation (including the impact of tariffs), tightening in the credit markets, and weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the discounted cash flow method model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters, pandemics and geopolitical matters. At June 30, 2026, the ACL on loans included a qualitative adjustment of approximately $45.8 million. Of this amount, approximately $26.1 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The following tables present gross charge-offs by year of origination and loan class for the periods indicated:

	Six months ended June 30, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I	$66	$19	$1,206	$4,551	$10,082	$47	$93	$1,595	$17,659
Real estate:
Commercial - investor owned	—	—	—	—	—	20	—	—	20
Commercial - owner occupied	—	—	—	—	328	125	—	—	453
Construction and land development	—	—	—	—	33	1,793	—	—	1,826
Residential	—	355	—	—	—	—	—	—	355
Consumer	11	26	—	—	—	6	7	—	50
Total charge-offs by origination year	$77	$400	$1,206	$4,551	$10,443	$1,991	$100	$1,595	$20,363
Total gross charge-offs by performing status									652
Total gross charge-offs									$21,015

	Twelve months ended December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I	$30	$2,159	$4,661	$1,280	$35	$1,167	$1,651	$11,870	$22,853
Real estate:
Commercial - investor owned	—	—	—	—	3,972	—	—	—	3,972
Commercial - owner occupied	—	594	285	—	284	898	—	—	2,061
Construction and land development	—	—	—	146	—	3,135	—	—	3,281
Residential	—	—	—	—	—	646	266	—	912
Consumer	—	—	—	—	177	68	5	—	250
Total charge-offs by origination year	$30	$2,753	$4,946	$1,426	$4,468	$5,914	$1,922	$11,870	$33,329
Total gross charge-offs by performing status									1,187
Total gross charge-offs									$34,516

The following tables present the recorded balance in nonperforming loans by category, excluding government guaranteed balances as of the dates indicated:

	June 30, 2026
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
C&I	$19,996	$85	$20,081	$1,174
Real estate:
Commercial - investor owned	42,101	—	42,101	40,670
Commercial - owner occupied	9,176	—	9,176	5,560
Construction and land development	384	—	384	—
Residential	4,301	100	4,401	4,061
Consumer	—	1	1	—
Total	$75,958	$186	$76,144	$51,465

	December 31, 2025
($ in thousands)	Nonaccrual	Loans over 90 days past due and still accruing interest	Total nonperforming loans	Nonaccrual loans with no allowance
C&I	$26,359	$1,620	$27,979	$14,800
Real estate:
Commercial - investor owned	36,988	—	36,988	23,685
Commercial - owner occupied	9,338	—	9,338	7,927
Construction and land development	155	—	155	—
Residential	8,340	—	8,340	8,099
Consumer	—	9	9	—
Total	$81,180	$1,629	$82,809	$54,511

The nonperforming loan balances at June 30, 2026 and December 31, 2025 exclude government guaranteed balances of $40.7 million and $28.9 million, respectively. Interest income recognized on nonaccrual loans was immaterial during the three and six months ended June 30, 2026 and 2025.

The following tables present a summary of collateral-dependent nonperforming loans by class of loan as of the dates indicated:

	June 30, 2026
	Type of Collateral
($ in thousands)	CRE	Residential Real Estate	Blanket Lien	Other
C&I	$—	$753	$5,959	$156
Real estate:
Commercial - investor owned	39,621	—	—	—
Commercial - owner occupied	2,910	—	—	—
Residential	—	4,088	—	—
Total	$42,531	$4,841	$5,959	$156

	December 31, 2025
	Type of Collateral
($ in thousands)	CRE	Residential Real Estate	Blanket Lien	Other
C&I	$—	$19	$3,391	$15,644
Real estate:
Commercial - investor owned	35,701	—	—	—
Commercial - owner occupied	4,610	456	—	—
Residential	—	8,099	—	—
Total	$40,311	$8,574	$3,391	$15,644

The following tables present a summary of aging of the recorded balance in past due loans by class and category as of the dates indicated:

	June 30, 2026
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
C&I	$25,713	$14,389	$40,102	$5,223,143	$5,263,245
Real estate:
Commercial - investor owned	42,257	41,915	84,172	3,023,033	3,107,205
Commercial - owner occupied	30,871	21,273	52,144	2,392,637	2,444,781
Construction and land development	1,484	—	1,484	664,245	665,729
Residential	3,235	5,051	8,286	352,400	360,686
Consumer	84	1	85	53,265	53,350
Loans, before unearned loan fees	$103,644	$82,629	$186,273	$11,708,723	$11,894,996
Unearned loan fees, net					(2,597)
Total					$11,892,399

	December 31, 2025
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
C&I	$6,822	$25,327	$32,149	$5,204,324	$5,236,473
Real estate:
Commercial - investor owned	3,627	38,063	41,690	2,945,216	2,986,906
Commercial - owner occupied	5,274	21,110	26,384	2,434,377	2,460,761
Construction and land development	4,881	583	5,464	683,893	689,357
Residential	7,457	2,516	9,973	357,154	367,127
Consumer	57	9	66	60,403	60,469
Loans, before unearned loan fees	$28,118	$87,608	$115,726	$11,685,367	$11,801,093
Unearned loan fees, net					(755)
Total					$11,800,338

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

The following tables show the recorded balance at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Three months ended
	Term Extension		Term Extension and Rate Reduction		Total
($ in thousands)	June 30, 2026	Percent of Total Loan Class	June 30, 2026	Percent of Total Loan Class	June 30, 2026	Percent of Total Loan Class
C&I	$26,768	0.51%	$4,082	0.08%	$30,850	0.59%
Real estate:
Commercial - owner occupied	—	—%	227	0.01%	227	0.01%
Total	$26,768		$4,309		$31,077

	Six months ended
	Term Extension		Payment Delay		Term Extension and Rate Reduction		Total
($ in thousands)	June 30, 2026	Percent of Total Loan Class	June 30, 2026	Percent of Total Loan Class	June 30, 2026	Percent of Total Loan Class	June 30, 2026	Percent of Total Loan Class
Commercial and industrial	$33,311	0.63%	$5,855	0.11%	$4,082	0.08%	$43,248	0.82%
Real estate:
Commercial - owner occupied	4,715	0.19%	—	—%	227	0.01%	4,942	0.20%
Construction and land development	1,996	0.30%	—	—%	—	—%	1,996	0.30%
Total	$40,022		$5,855		$4,309		$50,186

	Three months ended		Six months ended
	Term Extension		Term Extension
($ in thousands)	June 30, 2025	Percent of Total Loan Class	June 30, 2025	Percent of Total Loan Class
C&I	$41,002	0.84%	$44,211	0.91%
Real estate:
Commercial - owner occupied	228	0.01%	5,074	0.22%
Residential	—	—%	23	0.01%
Total	41,230		$49,308

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty by class and modification type outstanding at the date indicated:

Three months ended June 30, 2026
Financial Effect
Term Extension and Rate Reduction
C&I	Maturity dates were extended for a weighted average of 20 months and rates were reduced by a weighted average of 0.65%.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 12 months and rates were reduced by a weighted average of 0.96%.

Term Extension
C&I	Maturity dates were extended for a weighted average of 10 months.

Six months ended June 30, 2026
($ in thousands)	Financial Effect
Term Extension and Rate Reduction
C&I	Maturity dates were extended for a weighted average of 20 months and rates were reduced by a weighted average of 0.65%.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 12 months and rates were reduced by a weighted average of 0.96%.

Payment Delay
C&I	Payments were delayed for a weighted average amount of $500.

Term Extension
C&I	Maturity dates were extended for a weighted average of 9 months.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 3 months.
Construction and land development	Maturity dates were extended for a weighted average of 4 months.

Three months ended June 30, 2025
Financial Effect
Term Extension
C&I	Maturity dates were extended for a weighted average of 6 months.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 5 months.

Six months ended June 30, 2025
Financial Effect
Term Extension
C&I	Maturity dates were extended for a weighted average of 6 months.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 17 months.
Residential	Maturity dates were extended for a weighted average of 3 months.

The following tables present the aging of the recorded balance of modified loans in the last 12 months by class at the date indicated:

	June 30, 2026
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
C&I	$47,461	$—	$—	$47,461
Real estate:
Commercial - investor owned	237	—	—	237
Commercial - owner occupied	15,097	—	—	15,097
Construction and land development	1,996	—	—	1,996
Total	$64,791	$—	$—	$64,791

	June 30, 2025
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
C&I	$51,352	$—	$818	$52,170
Real estate:
Commercial - investor owned	249	—	—	249
Commercial - owner occupied	16,690	228	—	16,918
Residential	—	23	—	23
Total	$68,291	$251	$818	$69,360

There were no loans that experienced a default during the three and six months ended June 30, 2026 or June 30, 2025, respectively, subsequent to being granted a modification in the preceding twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off.

As of June 30, 2026 and December 31, 2025, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	June 30, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I
Pass (1-6)	$853,318	$1,516,435	$535,013	$341,400	$225,339	$131,920	$147,439	$1,152,595	$4,903,459
Special Mention (7)	22,813	35,952	9,853	7,964	8,074	3,852	15,836	54,743	159,087
Classified (8-9)	39,698	4,275	13,045	4,094	10,488	1,898	35,488	44,493	153,479
Total C&I	$915,829	$1,556,662	$557,911	$353,458	$243,901	$137,670	$198,763	$1,251,831	$5,216,025

CRE-investor owned
Pass (1-6)	$568,421	$682,692	$348,752	$328,794	$347,486	$523,577	$26,912	$48,639	$2,875,273
Special Mention (7)	41,088	9,014	37,389	3,593	—	15,167	44,385	—	150,636
Classified (8-9)	1,258	17,956	1,948	1,900	6,881	32,601	—	—	62,544
Total CRE-investor owned	$610,767	$709,662	$388,089	$334,287	$354,367	$571,345	$71,297	$48,639	$3,088,453

CRE-owner occupied
Pass (1-6)	$278,247	$398,416	$265,230	$260,992	$315,898	$670,308	$12,688	$34,216	$2,235,995
Special Mention (7)	11,692	21,436	5,876	10,542	7,060	37,723	—	—	94,329
Classified (8-9)	10,734	10,346	2,965	15,163	19,188	38,053	227	—	96,676
Total CRE-owner occupied	$300,673	$430,198	$274,071	$286,697	$342,146	$746,084	$12,915	$34,216	$2,427,000

Construction real estate
Pass (1-6)	$175,727	$254,623	$158,957	$15,169	$4,776	$3,161	$33,601	$4,723	$650,737
Special Mention (7)	—	—	—	1,129	470	—	6,998	—	8,597
Classified (8-9)	1,996	—	1,405	384	361	—	—	—	4,146
Total Construction real estate	$177,723	$254,623	$160,362	$16,682	$5,607	$3,161	$40,599	$4,723	$663,480

Residential real estate
Pass (1-6)	$37,206	$41,608	$21,297	$28,050	$25,026	$98,126	$1,082	$92,722	$345,117
Special Mention (7)	134	962	—	22	—	838	337	733	3,026
Classified (8-9)	—	1,599	—	2,655	—	8,251	—	134	12,639
Total residential real estate	$37,340	$44,169	$21,297	$30,727	$25,026	$107,215	$1,419	$93,589	$360,782

Consumer
Pass (1-6)	$521	$1,162	$544	$682	$177	$36,681	$586	$8,715	$49,068
Special Mention (7)	—	—	—	—	—	521	—	—	521
Classified (8-9)	—	14	19	—	—	3	—	—	36
Total Consumer	$521	$1,176	$563	$682	$177	$37,205	$586	$8,715	$49,625

Total loans classified by risk category	$2,042,853	$2,996,490	$1,402,293	$1,022,533	$971,224	$1,602,680	$325,579	$1,441,713	$11,805,365
Total loans classified by performing status									87,034
Total loans									$11,892,399

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I
Pass (1-6)	$1,867,472	$793,869	$521,429	$298,735	$84,618	$96,374	$94,043	$1,153,331	$4,909,871
Special Mention (7)	17,000	22,548	26,475	3,835	4,871	2,113	22,071	48,303	147,216
Classified (8-9)	47,637	26,370	4,861	10,964	54	845	24,043	36,659	151,433
Total C&I	$1,932,109	$842,787	$552,765	$313,534	$89,543	$99,332	$140,157	$1,238,293	$5,208,520

CRE-investor owned
Pass (1-6)	$857,292	$405,208	$380,247	$377,479	$287,917	$376,426	$55,616	$45,784	$2,785,969
Special Mention (7)	40,134	53,306	1,934	—	9,029	4,571	1,891	—	110,865
Classified (8-9)	17,570	—	—	6,965	26,697	20,469	—	—	71,701
Total CRE-investor owned	$914,996	$458,514	$382,181	$384,444	$323,643	$401,466	$57,507	$45,784	$2,968,535

CRE-owner occupied
Pass (1-6)	$471,422	$304,147	$296,817	$371,117	$364,894	$445,806	$3,391	$38,545	$2,296,139
Special Mention (7)	7,814	5,801	14,730	12,440	4,432	15,019	—	—	60,236
Classified (8-9)	18,006	5,562	11,444	15,503	13,671	22,281	—	—	86,467
Total CRE-owner occupied	$497,242	$315,510	$322,991	$399,060	$382,997	$483,106	$3,391	$38,545	$2,442,842

Construction real estate
Pass (1-6)	$372,006	$223,449	$37,889	$9,492	$3,398	$1,316	$24,961	$3,148	$675,659
Special Mention (7)	2,000	—	23	41	—	—	8,698	—	10,762
Classified (8-9)	—	—	483	676	—	4	—	—	1,163
Total Construction real estate	$374,006	$223,449	$38,395	$10,209	$3,398	$1,320	$33,659	$3,148	$687,584

Residential real estate
Pass (1-6)	$61,245	$24,136	$27,378	$28,920	$33,857	$76,749	$7,342	$82,753	$342,380
Special Mention (7)	3,157	1,219	23	296	84	793	—	976	6,548
Classified (8-9)	1,831	—	2,733	—	6,466	7,055	—	80	18,165
Total residential real estate	$66,233	$25,355	$30,134	$29,216	$40,407	$84,597	$7,342	$83,809	$367,093

Consumer
Pass (1-6)	$1,466	$798	$790	$199	$26,824	$17,513	$—	$8,511	$56,101
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	2	—	—	10	—	—	12
Total Consumer	$1,466	$798	$792	$199	$26,824	$17,523	$—	$8,511	$56,113

Total loans classified by risk category	$3,786,052	$1,866,413	$1,327,258	$1,136,662	$866,812	$1,087,344	$242,056	$1,418,090	$11,730,687
Total loans classified by performing status									69,651
Total loans									$11,800,338

In the tables above, loan originations in 2026 and 2025 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

The following tables summarize the risk category of the loans by loan type as of the dates indicated:

	June 30, 2026
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
C&I	$4,903,459	$159,087	$153,479	$5,216,025
Real estate:
Commercial - investor owned	2,875,273	150,636	62,544	3,088,453
Commercial - owner occupied	2,235,995	94,329	96,676	2,427,000
Construction and land development	650,737	8,597	4,146	663,480
Residential	345,117	3,026	12,639	360,782
Consumer	49,068	521	36	49,625
Total loans classified by risk category	$11,059,649	$416,196	$329,520	$11,805,365
Total loans classified by performing status				87,034
				$11,892,399

	December 31, 2025
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
C&I	$4,909,871	$147,216	$151,433	$5,208,520
Real estate:
Commercial - investor owned	2,785,969	110,865	71,701	2,968,535
Commercial - owner occupied	2,296,139	60,236	86,467	2,442,842
Construction and land development	675,659	10,762	1,163	687,584
Residential	342,380	6,548	18,165	367,093
Consumer	56,101	—	12	56,113
Total loans classified by risk category	$11,066,119	$335,627	$328,941	$11,730,687
Total loans classified by performing status				69,651
				$11,800,338

In the risk category tables above, guaranteed loan balances are included with a classification of “pass” due to the nature of these loans.

For certain loans, the Company evaluates credit quality based on the aging status. The following tables present the recorded balance of loans based on payment activity as of the dates indicated:

	June 30, 2026
($ in thousands)	Performing	Non Performing	Total
C&I	$41,731	$84	$41,815
Real estate:
Commercial - investor owned	15,897	—	15,897
Commercial - owner occupied	25,506	—	25,506
Residential	564	—	564
Consumer	3,251	1	3,252
Total	$86,949	$85	$87,034

	December 31, 2025
($ in thousands)	Performing	Non Performing	Total
C&I	$22,778	$318	$23,096
Real estate:
Commercial - investor owned	16,323	—	16,323
Commercial - owner occupied	26,121	—	26,121
Residential	589	—	589
Consumer	3,513	9	3,522
Total	$69,324	$327	$69,651

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

The following table summarizes the contractual amounts of significant off-balance-sheet financial instruments as of the dates indicated:

($ in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$3,075,581	$2,866,028
Letters of credit	112,193	102,884

Off-Balance Sheet Credit Risk
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2026 and December 31, 2025, $124.1 million and $124.9 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes an ACL on unadvanced commitments of $8.5 million and $6.0 million at June 30, 2026 and December 31, 2025, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are issued to support contractual obligations of the Company’s clients. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to clients. As of June 30, 2026, the approximate remaining terms of standby letters of credit range from one month to four years.

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

For hedges of the Company’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts and the Company making variable rate payments. The Company has executed cash flow hedges to reduce a portion of variability in cash flows on the Company’s prime- and SOFR-based loan portfolio. Select terms of the hedges are as follows:

($ in thousands)
Notional	Fixed Rate	Index	Effective Date	Maturity Date
$50,000	6.56%	Prime	January 25, 2023	February 1, 2027
100,000	6.63%	Prime	December 20, 2022	January 1, 2028
100,000	6.66%	Prime	April 1, 2025	April 1, 2030
100,000	3.51%	1-month Term SOFR	April 17, 2026	May 1, 2031
100,000	3.69%	1-month Term SOFR	May 11, 2026	May 1, 2029

The Company has also executed interest rate collars to reduce a portion of variability in cash flows on the Company’s prime- and SOFR-based loan portfolio. These transactions are commonly referred to as zero cost collars, which involves the Company selling an interest rate cap where payments will be made when the index exceeds the cap rate, and the purchase of a floor where payments will be received if the index falls below the floor. Select terms of the collars are as follows:

($ in thousands)
Notional	Cap Rate	Floor Rate	Index	Maturity Date
$100,000	8.14%	5.25%	Prime	October 1, 2029
50,000	4.21%	3.23%	1-month Term SOFR	November 1 2029

At December 31, 2025, the Company had executed a series of cash flow hedges to fix the effective interest rate for payments due on $32.1 million of junior subordinated debentures to a weighted-average-fixed rate of 2.64%. These hedges matured in the first quarter 2026.

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates there will be $1.5 million reclassified as a decrease to interest income.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of the dates indicated:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	$450,000	$282,064	$—	$1,876	$3,432	$—
Interest rate collar	150,000	150,000	—	498	411	—
Total	$600,000	$432,064	$—	$2,374	$3,843	$—

Derivatives not designated as hedging instruments
Interest rate swaps	$944,818	$878,278	$9,359	$10,110	$9,371	$10,114

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

As of June 30, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$9,359	$—	$9,359	$4,435	$5,040	$—

Liabilities:
Interest rate swaps	$12,803	$—	$12,803	$4,435	$820	$7,548
Interest rate collar	411	—	411	—	—	411
Securities sold under agreements to repurchase	171,963	—	171,963	—	171,963	—

As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$11,986	$—	$11,986	$3,142	$6,470	$2,374
Interest rate collar	498	—	498	—	—	498

Liabilities:
Interest rate swaps	$10,114	$—	$10,114	$3,142	$—	$6,972
Securities sold under agreements to repurchase	292,782	—	292,782	—	292,782	—

As of June 30, 2026, the fair value of counterparty derivatives in a net liability position, which includes accrued interest related to these agreements was $9.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from counterparties on derivatives that were in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following tables summarize financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2026
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$119,868	$—	$119,868
Obligations of states and political subdivisions	—	583,371	—	583,371
Agency mortgage-backed securities	—	1,961,810	—	1,961,810
U.S. Treasury bills	—	111,058	—	111,058
Corporate debt securities	—	19,618	—	19,618
Total securities available-for-sale	—	2,795,725	—	2,795,725
Other investments	—	3,481	—	3,481
Derivative financial instruments	—	9,359	—	9,359
Total assets	$—	$2,808,565	$—	$2,808,565

Liabilities
Derivative financial instruments	$—	$13,214	$—	$13,214
Total liabilities	$—	$13,214	$—	$13,214

	December 31, 2025
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$182,572	$—	$182,572
Obligations of states and political subdivisions	—	572,705	—	572,705
Agency mortgage-backed securities	—	1,709,311	—	1,709,311
U.S. Treasury bills	—	170,984	—	170,984
Corporate debt securities	—	19,463	—	19,463
Total securities available-for-sale	—	2,655,035	—	2,655,035
Other investments	—	3,148	—	3,148
Derivative financial instruments	—	12,484	—	12,484
Total assets	$—	$2,670,667	$—	$2,670,667

Liabilities
Derivative financial instruments	$—	$10,114	$—	$10,114
Total liabilities	$—	$10,114	$—	$10,114

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following tables present financial instruments and non-financial assets still held as of the reporting date measured at fair value on a non-recurring basis:

	June 30, 2026
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$5,322	$—	$—	$5,322
OREO	16,214	—	—	16,214
Total	$21,536	$—	$—	$21,536

	December 31, 2025
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$2,200	$—	$—	$2,200
OREO	81,544	—	—	81,544
Total	$83,744	$—	$—	$83,744

The following table is a summary of the carrying amounts and fair values of the Company’s financial instruments as of the dates presented:

	June 30, 2026			December 31, 2025
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$1,036,477	$998,467	Level 2	$1,074,957	$1,039,814	Level 2
Other investments	125,151	125,151	Level 2	77,737	77,737	Level 2
Loans held-for-sale	1,145	1,145	Level 2	928	928	Level 2
Loans, net	11,753,161	11,727,155	Level 3	11,660,316	11,622,939	Level 3
State tax credits, held-for-sale	10,422	10,951	Level 3	11,141	11,904	Level 3
Servicing asset	3,080	5,242	Level 2	3,021	4,733	Level 2

Balance sheet liabilities
Certificates of deposit	$1,703,800	$1,697,901	Level 3	$1,669,383	$1,665,449	Level 3
Subordinated debentures and notes	265,910	267,230	Level 2	93,688	92,093	Level 2
FHLB advances	208,000	208,000	Level 2	—	—	Level 2
Other borrowings	208,166	185,189	Level 2	387,717	364,901	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 17 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

NOTE 8 - STOCKHOLDERS’ EQUITY

Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Loss on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, March 31, 2026	$(87,087)	$5,048	$457	$(81,582)
Net change	11,732	(524)	(3,336)	7,872
Balance, June 30, 2026	$(75,355)	$4,524	$(2,879)	$(73,710)

Balance, March 31, 2025	$(109,327)	$7,476	$460	$(101,391)
Net change	11,348	(607)	1,665	12,406
Balance, June 30, 2025	$(97,979)	$6,869	$2,125	$(88,985)

Six months ended
($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2025	$(62,006)	$5,641	$1,778	$(54,587)
Net change	(13,349)	(1,117)	(4,657)	(19,123)
Balance, June 30, 2026	$(75,355)	$4,524	$(2,879)	$(73,710)

Balance, December 31, 2024	$(122,132)	$8,088	$(2,674)	$(116,718)
Net change	24,153	(1,219)	4,799	27,733
Balance, June 30, 2025	$(97,979)	$6,869	$2,125	$(88,985)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended June 30,
	2026			2025
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain on available-for-sale securities	$9,778	$2,454	$7,324	$15,091	$3,743	$11,348
Reclassification of loss on sale of available-for-sale securities(a)	5,885	1,477	4,408	—	—	—
Reclassification of gain on held-to-maturity securities(a)	(702)	(178)	(524)	(807)	(200)	(607)
Change in unrealized gain (loss) on cash flow hedges	(4,549)	(1,142)	(3,407)	1,811	449	1,362
Reclassification of loss on cash flow hedges(b)	95	24	71	402	99	303
Total other comprehensive gain	$10,507	$2,635	$7,872	$16,497	$4,091	$12,406

	Six months ended June 30,
	2026			2025
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$(23,708)	$(5,951)	$(17,757)	$32,225	$7,992	$24,233
Reclassification of (gain) loss on sale of available-for-sale securities(a)	5,885	1,477	4,408	(106)	(26)	(80)
Reclassification of gain on held-to-maturity securities(a)	(1,493)	(376)	(1,117)	(1,621)	(402)	(1,219)
Change in unrealized gain (loss) on cash flow hedges	(6,299)	(1,581)	(4,718)	5,791	1,436	4,355
Reclassification of loss on cash flow hedges(b)	82	21	61	590	146	444
Total other comprehensive gain (loss)	$(25,533)	$(6,410)	$(19,123)	$36,879	$9,146	$27,733

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Other income:
Bank-owned life insurance	$2,427	$2,561	$4,960	$3,432
Community development fees	404	1,426	1,471	2,133
Gain on SBA loan sales	—	1,153	1,414	3,048
Other income	1,554	3,289	5,304	6,215
Total other noninterest income	$4,385	$8,429	$13,149	$14,828

Other expense:
Amortization of intangibles	$1,297	$753	$2,697	$1,608
Banking expenses	1,962	2,362	3,979	4,325
FDIC and other insurance	3,980	3,429	7,483	6,577
Loan, legal expenses	3,880	3,244	7,913	5,435
Outside services	1,476	1,424	3,017	2,515
Other expenses	8,325	7,754	16,096	15,291
Total other noninterest expense	$20,920	$18,966	$41,185	$35,751

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

NOTE 11 - DEBT

Subordinated Notes and Debentures
On June 17, 2026, the Company issued an aggregate of $175.0 million of 6.25% fixed-to-floating rate subordinated notes due in 2036 in a public offering (the “2036 Notes”). From and including the date of issuance to, but excluding July 1, 2031 or earlier redemption, the 2036 Notes will bear interest at a rate equal to 6.25% per annum, payable semiannually in arrears on each January 1 and July 1. From and including July 1, 2031 to, but excluding the maturity date or the date of earlier redemption, the 2036 Notes will bear interest at a floating rate per annum equal to a benchmark rate (which is expected to be three-month term SOFR (as defined in the Subordinated Indenture, dated as of June 17, 2026, as supplemented by the First Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee)), plus 232 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2031. Notwithstanding the foregoing, in event that the benchmark rate is less than zero, then the benchmark rate shall be deemed to be zero. The Company’s obligation to make payments of principal and interest on the notes is subordinate and junior in right of payment to all of its senior debt. Current regulatory guidance allows for this subordinated debt to be treated as tier 2 regulatory capital for the first five years of its term, subject to certain limitations, and then phased out of tier 2 capital pro rata over the next five years.

Term Loan
On September 2, 2025, the Company obtained a $63.3 million term loan (the “2025 Term Loan”) that was payable in quarterly installments with a final installment due on the five year anniversary of the initial advance date. The interest rate of the 2025 Term Loan was one-month Term SOFR plus 250 basis points.

On June 18, 2026, the Company repaid the full $56.5 million outstanding balance on the 2025 Term Loan.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2026 compared to the financial condition as of December 31, 2025. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended June 30, 2026, compared to the linked first quarter of 2026 (“linked quarter”) and the results of operations, liquidity and cash flows for the six months ended June 30, 2026 compared to the same period in 2025 (“prior year-to-date period”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding prior year-to-date period. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ACL
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s ACL on loans was $139.2 million at June 30, 2026 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $26.9 million. Conversely, the allowance would have increased $40.5 million using only the downside scenario.

Executive Summary
Below are highlights of the Company’s financial performance for the periods indicated. Comparisons to prior year periods are affected by the acquisition of 12 branches in Arizona and Kansas in the fourth quarter 2025 (the “Branch Acquisition”).

($ in thousands, except per share data)	Three months ended			Six months ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
EARNINGS
Total interest income	$229,313	$225,091	$218,967	$454,404	$430,747
Total interest expense	60,597	58,944	66,205	119,541	130,469
Net interest income	168,716	166,147	152,762	334,863	300,278
Provision for credit losses	14,210	7,243	3,470	21,453	8,654
Net interest income after provision for credit losses	154,506	158,904	149,292	313,410	291,624
Total noninterest income	13,478	19,088	20,604	32,566	39,087
Total noninterest expense	115,739	115,137	105,702	230,876	205,485
Income before income tax expense	52,245	62,855	64,194	115,100	125,226
Income tax expense	11,318	13,493	12,810	24,811	23,881
Net income	$40,927	$49,362	$51,384	$90,289	$101,345
Preferred dividends	937	938	937	1,875	1,875
Net income available to common stockholders	$39,990	$48,424	$50,447	$88,414	$99,470

Basic earnings per common share	$1.10	$1.31	$1.36	$2.41	$2.69
Diluted earnings per common share	$1.09	$1.30	$1.36	$2.39	$2.67

Return on average assets	0.95%	1.16%	1.30%	1.05%	1.30%
Adjusted return on average assets[1]	0.98%	1.16%	1.31%	1.07%	1.30%
Return on average common equity	8.10%	9.80%	11.03%	8.95%	11.07%
Adjusted return on average common equity[1]	8.37%	9.84%	11.12%	9.10%	11.10%
Return on average tangible common equity[1]	10.39%	12.53%	13.84%	11.46%	13.93%
Adjusted return on average tangible common equity[1]	10.73%	12.59%	13.96%	11.66%	13.97%
NIM (tax-equivalent)	4.30%	4.28%	4.21%	4.29%	4.18%
Efficiency ratio	63.5%	62.2%	61.0%	62.8%	60.5%
Core efficiency ratio[1]	61.1%	60.2%	59.3%	60.7%	59.1%
Common dividend payout ratio[2]	31.19%	25.38%	22.06%	28.03%	22.10%
Book value per common share	$54.30	$53.31	$50.09
Tangible book value per common share[1]	$42.30	$41.38	$40.02
Average common equity to average assets	11.44%	11.58%	11.56%
Tangible common equity to tangible assets[1]	9.04%	9.01%	9.42%

ASSET QUALITY
Net charge-offs (recoveries)	$13,555	$4,407	$630	$17,962	$(429)
Nonperforming loans	76,144	64,941	105,807
Nonaccrual loans	75,958	60,558	56,752
Nonperforming assets	160,403	149,423	114,028
Classified assets	413,779	430,288	281,162
Total assets	17,399,009	17,227,828	16,076,299
Total loans	11,892,399	11,692,780	11,408,840
Classified assets to total assets	2.38%	2.50%	1.75%
Nonperforming loans to total loans	0.64%	0.56%	0.93%
Nonperforming assets to total assets	0.92%	0.87%	0.71%
ACL on loans to total loans	1.17%	1.21%	1.27%
Net charge-offs (recoveries) to average loans (annualized)	0.46%	0.15%	0.02%	0.31%	(0.01)%
1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
[2] Dividends per common share divided by diluted earnings per common share.

Financial results and other notable items include:

•PPNR1 - PPNR of $68.2 million for the second quarter of 2026 and $138.6 million for the six months ended June 30, 2026 decreased $2.2 million from the linked quarter and increased $4.4 million from the prior year-to-date period. The decrease from the linked quarter was primarily due to a decrease in noninterest income. Compared to the prior year-to-date period, the increase was primarily due to higher net interest income from organic and acquired loan growth, continued investment in the securities portfolio and lower rates paid on interest-bearing liabilities, partially offset by a decline in asset yields due to lower short-term interest rates.

•Net interest income and NIM - Net interest income of $168.7 million for the second quarter of 2026 and $334.9 million for the six months ended June 30, 2026 increased $2.6 million and $34.6 million from the linked and prior year-to-date periods, respectively. Compared to the linked quarter, net interest income benefitted from higher loan and securities yields, as well as an additional day during the period. The increase from the prior year-to-date period was primarily due to higher interest-earning asset balances and lower rates paid on interest-bearing liabilities, partially offset by lower yields on loans. NIM was 4.30% for the second quarter 2026 and 4.29% for the six months ended June 30, 2026, compared to 4.28% and 4.18% for the linked and prior year-to-date periods, respectively.

•Noninterest income - Noninterest income of $13.5 million for the second quarter of 2026 and $32.6 million for the six months ended June 30, 2026 decreased $5.6 million and $6.5 million from the linked and prior year-to-date periods, respectively. The decrease in noninterest income from the linked and prior year-to-date periods was primarily due to a net loss on sales of investment securities and a decrease in tax credit income. During the quarter, the Company executed balance sheet transactions to optimize future earnings. This included the sale of investment securities with a tax-equivalent yield of 3.13% and the reinvestment of the proceeds into new securities with a tax-equivalent yield of 5.20%. The Company also sold Visa Class B-1 common stock along with a parcel of land.

•Noninterest expense - Noninterest expense of $115.7 million for the second quarter of 2026 and $230.9 million for the six months ended June 30, 2026 increased $0.6 million and $25.4 million from the linked and prior year-to-date periods, respectively. The increase from the prior year-to-date period was primarily driven by higher employee compensation cost and headcount from the Branch Acquisition, variable deposit costs, and loan and legal expenses related to loan workouts and OREO.

Balance sheet highlights:

•Loans – Total loans increased $92.1 million, or 1%, to $11.9 billion at June 30, 2026, compared to $11.8 billion at December 31, 2025. Average loans totaled $11.8 billion for the six months ended June 30, 2026 compared to $11.3 billion for the six months ended June 30, 2025.

•Deposits – Total deposits decreased $106.8 million, to $14.5 billion at June 30, 2026 from $14.6 billion at December 31, 2025. Average deposits totaled $14.6 billion for the six months ended June 30, 2026 compared to $13.2 billion for the six months ended June 30, 2025. Noninterest-bearing deposit accounts represented 34% of total deposits and the loan to deposit ratio was 82% at June 30, 2026, compared to 33% and 81%, respectively, at December 31, 2025.

•Subordinated notes - In the second quarter 2026, the Company issued $175.0 million of 6.25% fixed-to-floating rate subordinated notes due in 2036 for general corporate purposes and to bolster capital. The notes are callable starting in July 2031 and are included in tier 2 capital.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

•Asset quality – The ACL on loans to total loans was 1.17% at June 30, 2026, compared to 1.19% at December 31, 2025. The ratio of nonperforming assets to total assets was 0.92% at June 30, 2026 compared to 0.95% at December 31, 2025. A provision for credit losses of $14.2 million was recorded in the second quarter of 2026 and $21.5 million for the six months ended June 30, 2026. This compares to $7.2 million and $8.7 million in the linked and prior year-to-date periods, respectively.

•Stockholders’ equity – Total stockholders’ equity was $2.0 billion at June 30, 2026 and December 31, 2025, respectively, and the tangible common equity to tangible assets ratio2 was 9.04% at June 30, 2026 compared to 9.07% at December 31, 2025. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” levels at June 30, 2026.

On July 20, 2026, the Company’s Board of Directors (the “Board”) approved the repurchase of up to 2,000,000 additional shares of the Company’s common stock, which are in addition to the 249,400 shares available for repurchase under the Company’s stock repurchase plan announced in May 2022 for 2,000,000 shares of common stock.

The Board approved a quarterly dividend of $0.35 per common share, payable on September 30, 2026 to stockholders of record as of September 15, 2026. The Board also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) June 15, 2026 to (but excluding) September 15, 2026. The dividend will be payable on September 15, 2026 to stockholders of record of Series A Preferred Stock as of August 31, 2026.
2 Tangible common equity to tangible assets ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

RESULTS OF OPERATIONS
Net Interest Income and NIM
Average Balance Sheet
The following tables present, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as the corresponding interest rates earned and paid, all on a tax-equivalent basis.

	Three months ended June 30,			Three months ended March 31,			Three months ended June 30,
	2026			2026			2025
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,775,879	$188,819	6.43%	$11,777,727	$185,380	6.38%	$11,358,209	$188,007	6.64%
Taxable securities	2,539,301	27,898	4.41	2,481,169	26,108	4.27	1,971,025	19,940	4.06
Non-taxable securities[2]	1,294,693	12,317	3.82	1,301,675	12,390	3.86	1,177,985	10,390	3.54
Total securities	3,833,994	40,215	4.21	3,782,844	38,498	4.13	3,149,010	30,330	3.86
Interest-earning deposits	431,044	3,697	3.44	504,541	4,533	3.64	315,738	3,368	4.28
Total interest-earning assets	16,040,917	232,731	5.82	16,065,112	228,411	5.77	14,822,957	221,705	6.00
Noninterest-earning assets	1,266,799			1,245,991			1,036,764
Total assets	$17,307,716			$17,311,103			$15,859,721

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,438,895	$15,149	1.77%	$3,453,650	$14,940	1.75%	$3,225,611	$17,152	2.13%
Money market accounts	4,009,504	25,788	2.58	3,952,475	25,198	2.59	3,660,053	28,437	3.12
Savings accounts	546,880	164	0.12	538,597	152	0.11	532,754	183	0.14
Certificates of deposit	1,698,565	14,569	3.44	1,665,977	14,459	3.52	1,486,522	14,207	3.83
Total interest-bearing deposits	9,693,844	55,670	2.30	9,610,699	54,749	2.31	8,904,940	59,979	2.70
Subordinated debentures and notes	120,277	2,061	6.87	93,725	1,522	6.59	156,753	2,737	7.00
FHLB advances	88,011	861	3.92	5,756	56	3.95	156,868	1,801	4.61
Securities sold under agreements to repurchase	200,060	1,162	2.33	270,057	1,614	2.42	209,493	1,592	3.05
Other borrowings	84,609	843	4.00	94,910	1,003	4.29	36,208	96	1.06
Total interest-bearing liabilities	10,186,801	60,597	2.39	10,075,147	58,944	2.37	9,464,262	66,205	2.81
Noninterest-bearing liabilities:
Demand deposits	4,914,670			4,998,734			4,340,301
Other liabilities	154,012			160,718			149,069
Total liabilities	15,255,483			15,234,599			13,953,632
Stockholders’ equity	2,052,233			2,076,504			1,906,089
Total liabilities & stockholders’ equity	$17,307,716			$17,311,103			$15,859,721
Net interest income		$172,134			$169,467			$155,500
Net interest spread			3.43%			3.40%			3.19%
NIM			4.30%			4.28%			4.21%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $1.5 million, $1.4 million, and $1.8 million for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $3.4 million, $3.3 million, and $2.7 million for each of the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively.

	Six months ended
	June 30, 2026			June 30, 2025
($ in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,776,799	$374,199	6.41%	$11,299,832	$370,046	6.60%
Taxable securities	2,510,396	54,006	4.34	1,895,241	37,565	4.00
Non-taxable securities[2]	1,298,164	24,707	3.84	1,145,322	19,857	3.50
Total securities	3,808,560	78,713	4.17	3,040,563	57,422	3.81
Interest-earning deposits	467,589	8,230	3.55	396,986	8,492	4.31
Total interest-earning assets	16,052,948	461,142	5.79	14,737,381	435,960	5.97
Noninterest-earning assets	1,256,452			1,014,578
Total assets	$17,309,400			$15,751,959

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,446,232	$30,089	1.76%	$3,196,680	$34,209	2.16%
Money market accounts	3,981,147	50,986	2.58	3,630,955	56,941	3.16
Savings accounts	542,762	316	0.12	533,629	372	0.14
Certificates of deposit	1,682,361	29,028	3.48	1,430,917	27,723	3.91
Total interest-bearing deposits	9,652,502	110,419	2.31	8,792,181	119,245	2.74
Subordinated debentures and notes	107,074	3,583	6.75	156,684	5,299	6.82
FHLB advances	47,110	917	3.93	91,448	2,088	4.60
Securities sold under agreements to repurchase	234,866	2,776	2.38	238,058	3,609	3.06
Other borrowings	89,731	1,846	4.15	36,205	228	1.27
Total interest-bearing liabilities	10,131,283	119,541	2.38	9,314,576	130,469	2.82
Noninterest-bearing liabilities:
Demand deposits	4,956,803			4,401,504
Other liabilities	157,013			151,080
Total liabilities	15,245,099			13,867,160
Stockholders' equity	2,064,301			1,884,799
Total liabilities & stockholders' equity	$17,309,400			$15,751,959
Net interest income		$341,601			$305,491
Net interest spread			3.41%			3.15%
NIM			4.29%			4.18%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $2.9 million and $3.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $6.7 million and $5.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended June 30, 2026			Six months ended June 30, 2026
	compared to			compared to
	Three months ended March 31, 2026			Six months ended June 30, 2025
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$413	$3,026	$3,439	$15,322	$(11,169)	$4,153
Taxable securities	748	1,042	1,790	13,017	3,424	16,441
Non-taxable securities[3]	(23)	(50)	(73)	2,799	2,051	4,850
Interest-earning deposits	(604)	(232)	(836)	1,376	(1,638)	(262)
Total interest-earning assets	$534	$3,786	$4,320	$32,514	$(7,332)	$25,182

Interest paid on:
Interest-bearing demand accounts	$(2)	$211	$209	$2,524	$(6,644)	(4,120)
Money market accounts	621	(31)	590	5,145	(11,100)	(5,955)
Savings accounts	3	9	12	6	(62)	(56)
Certificates of deposit	358	(248)	110	4,543	(3,238)	1,305
Subordinated debentures and notes	467	72	539	(1,661)	(55)	(1,716)
FHLB advances	805	—	805	(898)	(273)	(1,171)
Securities sold under agreements to repurchase	(393)	(59)	(452)	(48)	(785)	(833)
Other borrowed funds	(99)	(61)	(160)	639	979	1,618
Total interest-bearing liabilities	1,760	(107)	1,653	10,250	(21,178)	(10,928)
Net interest income	$(1,226)	$3,893	$2,667	$22,264	$13,846	36,110

1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax-equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax-equivalent basis of $172.1 million for the quarter ended June 30, 2026 and $341.6 million for the six months ended June 30, 2026 increased $2.7 million and $36.1 million from the linked and prior year-to-date periods, respectively. The increase from the linked quarter reflects higher loan and securities yields, and the current quarter benefitted by one additional day compared to the linked quarter. These increases were partially offset by an increase in the average balance of interest-bearing liabilities, primarily wholesale funding sources including subordinated notes and FHLB advances. The increase from the prior year-to-date period was primarily related to growth in interest-earning assets and lower short-term interest rates on the cost of interest-bearing liabilities, partially offset by lower loan yields.

Tax-equivalent interest income increased $4.3 million and $25.2 million from the linked and prior year-to-date periods, respectively. Compared to the linked quarter, interest income increased primarily due to a five and eight basis point increase in yield on loans and securities, respectively, and a $51.2 million increase in average investment securities balances. Compared to the prior year-to-date period, interest-earning assets increased $1.3 billion, including a $477.0 million increase in average loan balances and an $768.0 million increase in average securities balances, and the yield on securities increased 36 basis points. These increases were partially offset by a 19 basis point decline in the loan yield to 6.41%, from 6.60% in the prior year-to-date period. The Company sold approximately $180 million of investment securities with a tax-equivalent yield of 3.13% and reinvested the proceeds into new securities with a tax-equivalent yield of 5.20%. This transaction improved the overall tax-equivalent yield on securities by 200 basis points and will increase net interest income by $3.5 million annually.

Interest expense increased $1.7 million and decreased $10.9 million from the linked and prior year-to-date periods, respectively. Compared to the linked quarter, the increase was primarily due to higher average subordinated debt and other borrowed funds balances. Compared to the prior year-to-date period, the decrease was primarily due to a 44 basis point decline in the cost of interest-bearing liabilities, including a 58 basis point decrease in the average cost of money market accounts, partially offset by a $816.7 million increase in average interest-bearing liabilities balances. The total cost of deposits, including noninterest-bearing demand accounts, was 1.53% and 1.52% during the three and six months ended June 30, 2026, respectively, compared to 1.52% and 1.82% in the linked and prior year-to-date periods, respectively.

NIM, on a tax-equivalent basis, was 4.30% in the second quarter of 2026 and 4.29% for the six months ended June 30, 2026, an increase of two basis points and 11 basis points from the linked and prior year-to-date periods, respectively.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
($ in thousands)	June 30, 2026	March 31, 2026	Increase (decrease)		June 30, 2026	June 30, 2025	Increase (decrease)
Deposit service charges	$5,477	$5,256	$221	4%	$10,733	$9,360	$1,373	15%
Wealth management revenue	2,804	2,712	92	3%	5,516	5,243	273	5%
Card services revenue	2,545	2,535	10	—%	5,080	4,839	241	5%
Tax credit income (loss)	(1,733)	(179)	(1,554)	(868)%	(1,912)	4,817	(6,729)	(140)%
Other income	4,385	8,764	(4,379)	(50)%	13,149	14,828	(1,679)	(11)%
Total noninterest income	$13,478	$19,088	$(5,610)	(29)%	$32,566	$39,087	$(6,521)	(17)%

Total noninterest income for the second quarter of 2026 was $13.5 million and $32.6 million for the six months ended June 30, 2026, a decrease of $5.6 million and $6.5 million from the linked and prior year-to-date periods, respectively. The decrease from the linked and prior year-to-date periods was primarily due to lower tax credit income and a $2.1 million net loss on sales of investment securities, partially offset by a $0.7 million gain on sales of fixed assets. The decrease from the linked quarter was also due to a gain on the sale of guaranteed SBA loans that did not reoccur in the current quarter. Tax credit income is typically highest in the fourth quarter of each year and will vary in other periods based on transaction volumes and fair value changes. Changes in the interest rate environment had a negative impact on tax credit projects carried at fair value. During the period, the Company sold investment securities with a tax-equivalent yield of 3.13% and reinvested the proceeds into securities with a tax-equivalent yield of approximately 5.20%. A pre-tax loss of approximately $6 million on the sale of these securities was partially offset by a pre-tax gain of approximately $4.4 million from the sales of Visa Class B-1 common stock and a piece of land.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Six months ended
($ in thousands)	June 30, 2026	March 31, 2026	Increase (decrease)		June 30, 2026	June 30, 2025	Increase (decrease)
Employee compensation and benefits	$53,114	$55,759	$(2,645)	(5)%	$108,873	$98,372	$10,501	11%
Deposit costs	27,832	25,996	1,836	7%	53,828	48,588	5,240	11%
Occupancy	5,909	5,902	7	—%	11,811	9,495	2,316	24%
Data processing	5,999	5,644	355	6%	11,643	9,522	2,121	22%
Professional fees	1,965	1,571	394	25%	3,536	3,757	(221)	(6)%
Other expense	20,920	20,265	655	3%	41,185	35,751	5,434	15%
Total noninterest expense	$115,739	$115,137	$602	1%	$230,876	$205,485	$25,391	12%

Efficiency ratio	63.5%	62.2%	1%		62.8%	60.5%	2%
Core efficiency ratio[3]	61.1%	60.2%	1%		60.7%	59.1%	2%

Noninterest expense increased $0.6 million and $25.4 million from the linked and prior year-to-date periods, respectively. Employee compensation and benefits decreased $2.6 million from the linked quarter primarily due to employer payroll taxes and certain other benefits that are seasonally higher in the first quarter each year and accrued paid time off benefits that fluctuate based on usage. Deposit costs relate to certain businesses in the deposit verticals that receive an earnings credit allowance for deposit-related services provided to us. These earnings credit allowances are impacted by, among other things, interest rates and average balances. Deposit costs increased $1.8 million from the linked quarter primarily due to the expiration of certain unused allowances that reduced expense in the first quarter.

The increase in noninterest expense from the prior year-to-date period was primarily due to an increase in the associate base as a result of the Branch Acquisition, merit increases throughout 2025 and 2026, an increase of $5.2 million in deposit costs due to higher earnings credit allowances and deposit vertical average balances, and an increase of $2.5 million in loan and legal expenses due to loan workouts and the foreclosure of certain properties.

Income Taxes
The Company’s effective tax rate was 21.7% for the second quarter of 2026 and 21.6% for the six months ended June 30, 2026. This compares to the linked and prior year-to-date effective tax rate of 21.5% and 19.1%. The increase in the effective tax rate from the prior year-to-date period was due to an increase in state taxes from apportionment factors and a decrease in tax credit investments.

Summary Balance Sheet

($ in thousands)	June 30, 2026	December 31, 2025	Increase (decrease)
Cash and cash equivalents	$552,061	$681,902	$(129,841)	(19)%
Securities	3,832,202	3,729,992	102,210	3%
Loans	11,892,399	11,800,338	92,061	1%
Assets	17,399,009	17,300,884	98,125	1%
Deposits	14,502,551	14,609,342	(106,791)	(1)%
Liabilities	15,358,163	15,261,498	96,665	1%
Stockholders’ equity	2,040,846	2,039,386	1,460	—%

3 Core efficiency ratio is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

Total assets were $17.4 billion at June 30, 2026, an increase of $98.1 million from December 31, 2025 primarily due to a $102.2 million and $92.1 million increase in securities and loans respectively, partially offset by a $129.8 million decrease in cash and cash equivalents. Total liabilities of $15.4 billion increased $96.7 million from December 31, 2025 primarily due to the issuance of $175 million of subordinated notes, partially offset by a $106.8 million decrease in deposits.

Investment Securities
At June 30, 2026, investment securities were $3.8 billion compared to $3.7 billion at December 31, 2025, or 22% of total assets for both periods. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the ACL:

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	$119,868	3.1%	$182,572	4.9%
Obligations of states and political subdivisions	1,473,028	38.5%	1,492,904	40.0%
Agency mortgage-backed securities	1,998,294	52.1%	1,753,150	47.0%
U.S. Treasury Bills	111,058	2.9%	170,984	4.6%
Corporate debt securities	130,107	3.4%	130,527	3.5%
Total	$3,832,355	100.0%	$3,730,137	100.0%

Net Unrealized Losses
($ in thousands)	June 30, 2026	December 31, 2025
Available-for-sale securities	$(101,080)	$(83,258)
Held-to-maturity securities	(38,163)	(35,288)
Total	$(139,243)	$(118,546)

Investment purchases in the second quarter of 2026 had a weighted average, tax-equivalent yield of 5.03%. The average duration of the investment portfolio was 5.0 years at June 30, 2026. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $645.8 million.

Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a large part of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table sets forth the composition of the loan portfolio by type of loans:

($ in thousands)	June 30, 2026	December 31, 2025	Increase (decrease)
C&I	$5,257,840	$5,231,616	$26,224	1%
CRE - investor owned	3,104,350	2,984,858	119,492	4%
CRE - owner occupied	2,452,506	2,468,963	(16,457)	(1)%
Construction and land development	663,480	687,584	(24,104)	(4)%
Residential real estate	361,346	367,682	(6,336)	(2)%
Consumer	52,877	59,635	(6,758)	(11)%
Total loans	$11,892,399	$11,800,338	$92,061	1%

Loans totaled $11.9 billion at June 30, 2026 compared to $11.8 billion at December 31, 2025. Average revolving line draw utilization was 47% for the second quarter of 2026, compared to 44% for the year ended December 31, 2025.

The following table sets forth additional information on certain categories of loans that are included in total loans above at the periods indicated:

($ in thousands)	June 30, 2026	December 31, 2025	Increase (decrease)
SBA Loans	$1,237,294	$1,262,456	$(25,162)	(2)%
Sponsor finance	708,449	694,905	13,544	2%
Life insurance premium financing	1,250,250	1,187,128	63,122	5%
Tax credits	725,452	802,818	(77,366)	(10)%

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the six months ended June 30, 2026, the guaranteed portion of SBA loans totaling $25.4 million were sold.

Provision and ACL
The following table presents the components of the provision for credit losses:

	Quarter ended		Six months ended
($ in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Provision for credit losses on loans	$10,729	$6,449	$17,178	$6,754
Provision for off-balance sheet commitments	2,100	416	2,516	467
Provision (benefit) for held-to-maturity securities	(49)	57	8	38
Charge-off of accrued interest	1,430	321	1,751	1,395
Provision for credit losses	$14,210	$7,243	$21,453	$8,654

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

A provision for credit losses of $14.2 million was recognized for the second quarter of 2026 and $21.5 million for the six months ended June 30, 2026, an increase of $7.0 million and $12.8 million from the linked and prior year-to-date periods, respectively. The provision for credit losses in the second quarter 2026 and six months ended June 30, 2026 was primarily related to net charge-offs. Most of these losses came from two accounts: an $8.3 million C&I relationship in Texas and a $5.2 million Sponsor Finance relationship. Annualized net charge-offs totaled 46 basis points of average loans in the current quarter, compared to 15 basis points in the linked quarter and two basis points of average loans in the prior year quarter.

The following table summarizes the allocation of the ACL on loans:

	June 30, 2026		December 31, 2025
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
C&I	$77,035	44.3%	$68,345	44.4%
Real estate:
Commercial	42,072	46.7%	50,783	46.2%
Construction and land development	11,703	5.6%	11,016	5.8%
Residential	6,971	3.0%	8,023	3.1%
Consumer	1,457	0.4%	1,855	0.5%
Total	$139,238	100.0%	$140,022	100.0%

The ACL on loans was 1.17% of total loans at June 30, 2026, compared to 1.19% of loans at December 31, 2025. Excluding guaranteed loans, the ACL on loans to total loans was 1.27%4 at June 30, 2026, compared to 1.29% at December 31, 2025.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	June 30, 2026			March 31, 2026
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
C&I	$12,625	$5,234,280	0.97%	$3,508	$5,266,240	0.27%
Real estate:
Commercial	395	5,487,631	0.03%	(64)	5,431,826	—%
Construction and land development	782	645,330	0.49%	1,028	664,550	0.63%
Residential	(352)	352,624	(0.40)%	5	356,167	0.01%
Consumer	105	55,160	0.76%	(70)	58,509	(0.49)%
Total	$13,555	$11,775,025	0.46%	$4,407	$11,777,292	0.15%

(1) Excludes loans held for sale.
(2)Annualized.
4 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

	Six months ended
	June 30, 2026			June 30, 2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries) /Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
C&I	$16,133	$5,250,172	0.62%	$(1,354)	$4,761,849	(0.06)%
Real estate:
Commercial	331	5,459,883	0.01%	553	5,007,159	0.02%
Construction and land development	1,810	654,887	0.56%	128	870,914	0.03%
Residential	(347)	354,386	(0.20)%	80	362,670	0.04%
Consumer	35	56,825	0.12%	164	296,631	0.11%
Total	$17,962	$11,776,153	0.31%	$(429)	$11,299,223	(0.01)%

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

Nonperforming assets
The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated:

($ in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$75,958	$81,180
Loans past due 90 days or more and still accruing interest	186	1,629
Total nonperforming loans	76,144	82,809
OREO	84,259	81,544
Total nonperforming assets	$160,403	$164,353

Total assets	$17,399,009	$17,300,884
Total loans	11,892,399	11,800,338
Total ACL on loans	139,238	140,022

ACL on loans to nonaccrual loans	183%	172%
ACL on loans to nonperforming loans	183%	169%
ACL on loans to total loans	1.17%	1.19%
Nonaccrual loans to total loans	0.64%	0.69%
Nonperforming loans to total loans	0.64%	0.70%
Nonperforming assets to total assets	0.92%	0.95%

Nonperforming loans based on loan type were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
C&I	$20,081	$27,979
CRE	51,277	46,326
Construction and land development	384	155
Residential real estate	4,401	8,340
Consumer	1	9
Total	$76,144	$82,809

The following table summarizes the changes in nonperforming loans:

Six months ended
($ in thousands)	June 30, 2026
Nonperforming loans, beginning of period	$82,809
Additions to nonperforming loans	64,315
Charge-offs	(21,015)
Principal payments	(34,571)
Moved to OREO	(15,394)
Nonperforming loans, end of period	$76,144

Nonperforming loans at June 30, 2026 decreased $6.7 million, or 8%, when compared to December 31, 2025. The decrease in nonperforming assets during the six months ended June 30, 2026 was primarily related to charge-offs and two loans totaling $17.5 million that went on nonaccrual in the second half of 2025 and were subsequently paid off in the first quarter 2026. The decrease in nonperforming loans was partially offset by additions to nonperforming loans, including a $16.0 million CRE relationship and a $5.8 million C&I relationship that went on nonaccrual during the period.

OREO
The following table summarizes the changes in OREO:

Six months ended
($ in thousands)	June 30, 2026
OREO, beginning of period	$81,544
Additions	16,779
Change in valuation allowance	(299)
Sales	(13,765)
OREO, end of period	$84,259

Deposits
The following table shows the breakdown of deposits by type:

($ in thousands)	June 30, 2026	December 31, 2025	Increase (decrease)
Noninterest-bearing demand accounts	$4,910,235	$4,874,115	$36,120	1%
Interest-bearing demand accounts	3,406,505	3,537,334	(130,829)	(4)%
Money market accounts	3,944,742	3,991,110	(46,368)	(1)%
Savings accounts	537,269	537,400	(131)	—%
Certificates of deposit:
Brokered	736,377	721,977	14,400	2%
Customer	967,423	947,406	20,017	2%
Total deposits	$14,502,551	$14,609,342	$(106,791)	(1)%

Noninterest-bearing deposits / total deposits	34%	33%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	June 30, 2026		March 31, 2026		June 30, 2025
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,914,670	—%	$4,998,734	—%	$4,340,301	—%

Interest-bearing demand accounts	3,438,895	1.77	3,453,650	1.75	3,225,611	2.13
Money market accounts	4,009,504	2.58	3,952,475	2.59	3,660,053	3.12
Savings accounts	546,880	0.12	538,597	0.11	532,754	0.14
Certificates of deposit	1,698,565	3.44	1,665,977	3.52	1,486,522	3.83
Total interest-bearing deposits	$9,693,844	2.30	$9,610,699	2.31	$8,904,940	2.70

Total average deposits	$14,608,514	1.53	$14,609,433	1.52	$13,245,241	1.82

	Six months ended
	June 30, 2026		June 30, 2025
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,956,803	—%	$4,401,504	—%

Interest-bearing demand accounts	3,446,232	1.76	3,196,680	2.16
Money market accounts	3,981,147	2.58	3,630,955	3.16
Savings accounts	542,762	0.12	533,629	0.14
Certificates of deposit	1,682,361	3.48	1,430,917	3.91
Total interest-bearing deposits	$9,652,502	2.31	$8,792,181	2.74

Total average deposits	$14,609,305	1.52	$13,193,685	1.82

Total deposits were $14.5 billion at June 30, 2026, a decrease of $106.8 million from December 31, 2025. Brokered certificates of deposit at June 30, 2026 increased $14.4 million from December 31, 2025 and continue to be used as a stable funding source. The Company has deposit verticals focusing on property management, community associations, and escrow industries. These deposits increased to $4.1 billion at June 30, 2026 from $3.8 billion at December 31, 2025 due to continued success at generating organic deposit growth.

To provide clients a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.2 billion and $1.4 billion at June 30, 2026 and December 31, 2025, respectively. The Company considers reciprocal accounts as client-related deposits due to the client relationship that generated the transaction. At June 30, 2026, estimated uninsured deposits totaled $4.5 billion, or 31% of total deposits, compared to $4.6 billion, or 32% of total deposits, at December 31, 2025.

The total cost of deposits was 1.53% for the current quarter and 1.52% for the six months ended June 30, 2026, compared to 1.52% and 1.82% for the linked and prior year-to-date periods, respectively.

Stockholders’ Equity
Stockholders’ equity totaled $2.0 billion at June 30, 2026, an increase of $1.5 million from December 31, 2025. Significant activity during the first six months of 2026 was as follows:

•Increase from net income of $90.3 million,
•Decrease in fair value of securities and cash flow hedges of $19.1 million,
•Decrease from dividends paid on common and preferred stock of $26.4 million, and
•Decrease from common stock repurchases of $50.3 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $552.1 million at June 30, 2026, compared to $681.9 million at December 31, 2025. Investment securities are another important tool in liquidity planning. Securities totaled $3.8 billion and $3.7 billion at June 30, 2026 and December 31, 2025, respectively, and included $1.6 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	June 30, 2026
Federal Reserve borrowing capacity	$3,002,745
FHLB borrowing capacity	1,218,661
Unpledged securities	2,256,694
Federal funds lines (eight correspondent banks)	135,000
Cash and interest-bearing deposits	552,061
Holding Company line of credit	25,000
Total	$7,190,161

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. The guaranteed portion of SBA loans totaling $25.4 million and $55.7 million were sold during the six months ended June 30, 2026 and 2025, respectively.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at June 30, 2026, the Company could borrow an additional $1.2 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $3.0 billion available from the Federal Reserve under a pledged loan agreement. The Company also has unsecured federal funds lines with eight correspondent banks totaling $135.0 million as of June 30, 2026.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.2 billion in unused commitments to extend credit as of June 30, 2026. While this commitment level would exhaust the majority of the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount $25 million, all of which was available at June 30, 2026. The line of credit was renewed in the first quarter of 2026, has a one-year term, has an interest rate of one-month Term SOFR plus 185 basis points, and the annual unused commitment fee is 0.40%. The proceeds can be used for general corporate purposes.

The Company has an effective automatic shelf registration statement on Form S-3 allowing for the issuance of various forms of equity and debt securities. The Company’s ability to offer securities pursuant to the registration statement depends on market conditions and the Company’s continuing eligibility to use the Form S-3 under rules of the SEC.

On June 17, 2026, the Company issued $175.0 million aggregate principal amount of 6.25% fixed-to-floating rate subordinated notes with a maturity date of July 1, 2036, which initially bear an annual interest rate of 6.25%, with interest payable semiannually. Beginning July 1, 2031, the interest rate resets quarterly to the three-month term SOFR rate plus a spread of 232 basis points, payable quarterly.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, stock repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of June 30, 2026, and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	June 30, 2026		December 31, 2025
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.5%	12.1%	11.6%	11.9%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.7%	12.1%	12.8%	11.9%	8.0%	8.5%
Total Capital to Risk Weighted Assets	15.0%	13.1%	13.9%	13.0%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.4%	9.9%	10.5%	9.7%	5.0%	N/A
Tangible common equity to tangible assets[1]	9.04%		9.07%
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
The Company considers its tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, PPNR, tangible book value per common share, return on average common equity and tangible common equity to tangible assets ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as acquisition costs, the net gain or loss on sales of fixed assets, the net gain or loss on OREO, and the net gain or loss on sales of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended			Six months ended
($ in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net interest income (GAAP)	$168,716	$166,147	$152,762	$334,863	$300,278
Tax-equivalent adjustment	3,418	3,320	2,738	6,738	5,213
Net interest income - FTE (non-GAAP)	$172,134	$169,467	$155,500	$341,601	$305,491
Noninterest income (GAAP)	13,478	19,088	20,604	32,566	39,087
Less gain on sales of fixed assets	687	—	—	687	—
Less net gain (loss) on sales of investment securities	(2,146)	—	—	(2,146)	106
Less net gain (loss) on OREO	(302)	(295)	56	(597)	79
Core revenue (non-GAAP)	$187,373	$188,850	$176,048	$376,223	$344,393

Noninterest expense (GAAP)	$115,739	$115,137	$105,702	$230,876	$205,485
Less amortization on intangibles	1,297	1,400	753	2,697	1,608
Less acquisition costs	—	—	518	—	518
Core noninterest expense (non-GAAP)	$114,442	$113,737	$104,431	$228,179	$203,359

Core efficiency ratio (non-GAAP)	61.1%	60.2%	59.3%	60.7%	59.1%

Tangible Common Equity, Tangible Book Value per Common Share, and Tangible Common Equity to Tangible Assets Ratio

	At
(in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2025
Stockholders’ equity (GAAP)	$2,040,846	$2,022,204	$1,922,899
Less preferred stock	71,988	71,988	71,988
Less goodwill	416,968	416,968	365,164
Less intangible assets	18,228	19,525	6,876
Tangible common equity (non-GAAP)	$1,533,662	$1,513,723	$1,478,871

Common stock outstanding	36,258	36,581	36,950
Tangible book value per common share (non-GAAP)	$42.30	$41.38	$40.02

Total assets (GAAP)	$17,399,009	$17,227,828	$16,076,299
Less goodwill	416,968	416,968	365,164
Less intangible assets	18,228	19,525	6,876
Tangible assets (non-GAAP)	$16,963,813	$16,791,335	$15,704,259

Tangible common equity to tangible assets (non-GAAP)	9.04%	9.01%	9.42%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	At
($ in thousands)	June 30, 2026	March 31, 2026	June 30, 2025
Total loans (GAAP)	$11,892,399	$11,692,780	$11,408,840
Less guaranteed loans, net	939,255	935,409	913,118
Total adjusted loans (non-GAAP)	$10,953,144	$10,757,371	$10,495,722

ACL on loans	$139,238	$142,064	$145,133
ACL on loans to total loans	1.17%	1.21%	1.27%
ACL on loans to total adjusted loans	1.27%	1.32%	1.38%

Pre-Provision Net Revenue (PPNR)

	Quarter ended			Six months ended
($ in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net interest income (GAAP)	$168,716	$166,147	$152,762	$334,863	$300,278
Noninterest income (GAAP)	13,478	19,088	20,604	32,566	39,087
Acquisition costs	—	—	518	—	518
Less gain on sales of fixed assets	687	—	—	687	—
Less net gain (loss) on sales of investment securities	(2,146)	—	—	(2,146)	106
Less net gain (loss) on OREO	(302)	(295)	56	(597)	79
Less noninterest expense (GAAP)	115,739	115,137	105,702	230,876	205,485
PPNR (non-GAAP)	$68,216	$70,393	$68,126	$138,609	$134,213

Adjusted Return on Average Common Equity, Return on Average Tangible Common Equity (ROATCE) and Adjusted Return on Average Assets (ROAA)

	Quarter ended			Six months ended
($ in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Average stockholder’s equity (GAAP)	$2,052,233	$2,076,504	$1,906,089	$2,064,301	$1,884,799
Less average preferred stock	71,988	71,988	71,988	71,988	71,988
Less average goodwill	416,968	416,968	365,164	416,968	365,164
Less average intangible assets	18,860	20,419	7,237	19,635	7,629
Average tangible common equity (non-GAAP)	$1,544,417	$1,567,129	$1,461,700	$1,555,710	$1,440,018

Net income (GAAP)	$40,927	$49,362	$51,384	$90,289	$101,345
Acquisition costs (after tax)	—	—	462	—	462
Less gain on sales of fixed assets (after tax)	515	—	—	515	—
Less net gain (loss) on sales of investment securities (after tax)	(1,607)	—	—	(1,607)	80
Less net gain (loss) on OREO (after tax)	(226)	(221)	42	(447)	59
Net income adjusted (non-GAAP)	$42,245	$49,583	$51,804	$91,828	$101,668
Less preferred stock dividends	937	938	937	1,875	1,875
Net income available to common stockholders adjusted (non-GAAP)	$41,308	$48,645	$50,867	$89,953	$99,793

Return on average common equity (GAAP)	8.10%	9.80%	11.03%	8.95%	11.07%
Adjusted return on average common equity (non-GAAP)	8.37%	9.84%	11.12%	9.10%	11.10%

ROATCE (non-GAAP)	10.39%	12.53%	13.84%	11.46%	13.93%
Adjusted ROATCE (non-GAAP)	10.73%	12.59%	13.96%	11.66%	13.97%

Average assets	$17,307,716	$17,311,103	$15,859,721	$17,309,400	$15,751,959
Return on average assets (GAAP)	0.95%	1.16%	1.30%	1.05%	1.30%
Adjusted return on average assets (non-GAAP)	0.98%	1.16%	1.31%	1.07%	1.30%

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

The following table summarizes the expected impact of interest rate shocks on net interest income at June 30, 2026:

Rate Shock	Annual % change in net interest income
+ 300 bp	10.2%
+ 200 bp	6.9%
+ 100 bp	3.5%
- 100 bp	(2.9)%
- 200 bp	(5.4)%
- 300 bp	(7.2)%

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At June 30, 2026, the Company had derivative contracts to manage interest rate risk, including $600.0 million in notional value on derivatives to hedge the cash flows on floating rate loans. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

The Company had $7.5 billion in variable rate loans at June 30, 2026. Of these loans, $5.1 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $2.9 billion indexed to the prime rate, $3.8 billion indexed to SOFR, and $813.5 million indexed to other rates.

At June 30, 2026, the Company’s available-for-sale and held-to-maturity investment securities totaled $2.8 billion and $1.0 billion, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At June 30, 2026, net unrealized losses were $101.1 million and $38.2 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2026. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
April 1, 2026 through April 30, 2026	—	$—	—	631,483
May 1, 2026 through May 31, 2026	300,000	59.38	300,000	331,483
June 1, 2026 through June 30, 2026	82,083	61.95	82,083	249,400
Total	382,083	$59.93	382,083	249,400

(a) In May 2022, the Board authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions. In July 2026, the Board authorized the repurchase of up to two million additional shares of the Company’s common stock, which are in addition to the 249,400 shares available for repurchase under the Company’s stock repurchase plan announced in May 2022.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended June 30, 2026, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of July 31, 2026.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial and Operating Officer