Form 10-Q
period 2026-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2026-10-30
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026.

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

As of October 28, 2026, the Registrant had 35,683,235 shares of outstanding common stock, $0.01 par value per share.
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

ACL	Allowance for Credit Losses	Federal Reserve	Board of Governors of the Federal Reserve System
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
Bank	Enterprise Bank & Trust	GAAP	Generally Accepted Accounting Principles (United States)
C&I	Commercial and Industrial	GDP	Gross Domestic Product
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
Company, Enterprise, We, Us or Our	Enterprise Financial Services Corp and Subsidiaries	PPNR	Pre-Provision Net Revenue
CRE	Commercial Real Estate	SBA	Small Business Administration
EFSC	Enterprise Financial Services Corp	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation

PART I - ITEM 1 - FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$213,259	$208,080
Federal funds sold	12,928	5,793
Interest-earning deposits	261,687	468,029
Total cash and cash equivalents	487,874	681,902
Interest-earning deposits greater than 90 days	666	898
Securities available-for-sale	2,730,596	2,655,035
Securities held-to-maturity, net	1,030,084	1,074,957
Loans held-for-sale	202	928
Loans	12,344,705	11,800,338
ACL on loans	(144,519)	(140,022)
Total loans, net	12,200,186	11,660,316
Other investments	120,664	80,884
Fixed assets, net	56,819	58,993
Goodwill	416,968	416,968
Intangible assets, net	16,948	21,175
Other assets	731,503	648,828
Total assets	$17,792,510	$17,300,884

Liabilities and Stockholders' Equity
Noninterest-bearing demand accounts	$5,043,875	$4,874,115
Interest-bearing demand accounts	3,723,393	3,537,334
Money market accounts	4,140,131	3,991,110
Savings accounts	524,381	537,400
Certificates of deposit:
Brokered	735,993	721,977
Customer	959,191	947,406
Total deposits	15,126,964	14,609,342
Subordinated debentures and notes	258,409	93,688
FHLB advances	64,000	—
Other borrowings	179,532	387,717
Other liabilities	246,279	170,751
Total liabilities	$15,875,184	$15,261,498

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 75,000 shares issued and outstanding ($1,000 per share liquidation preference)	71,988	71,988
Common stock, $0.01 par value; 75,000,000 shares authorized; 35,774,519 and 36,965,398 shares issued and outstanding	358	370
Additional paid-in capital	976,905	1,000,775
Retained earnings	1,064,907	1,020,840
Accumulated other comprehensive loss, net	(196,832)	(54,587)
Total stockholders’ equity	1,917,326	2,039,386
Total liabilities and stockholders’ equity	$17,792,510	$17,300,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans	$195,143	$191,397	$568,806	$561,154
Debt securities:
Taxable	28,536	21,175	81,395	57,702
Nontaxable	9,370	8,650	27,875	23,583
Interest-earning deposits	4,343	3,638	12,573	12,130
Dividends on equity securities	842	530	1,989	1,568
Total interest income	238,234	225,390	692,638	656,137
Interest expense:
Deposits	58,011	61,615	168,430	180,860
Subordinated debentures and notes	4,408	2,683	7,991	7,982
FHLB advances	200	1,207	1,117	3,295
Other borrowings	1,009	1,599	5,631	5,436
Total interest expense	63,628	67,104	183,169	197,573
Net interest income	174,606	158,286	509,469	458,564
Provision for credit losses	18,107	8,447	39,560	17,101
Net interest income after provision for credit losses	156,499	149,839	469,909	441,463
Noninterest income:
Deposit service charges	5,407	4,935	16,140	14,295
Wealth management revenue	2,864	2,571	8,380	7,814
Card services revenue	2,621	2,535	7,701	7,374
Tax credit income (loss)	(5,030)	(300)	(6,942)	4,517
Other income	7,352	38,883	20,501	53,711
Total noninterest income	13,214	48,624	45,780	87,711
Noninterest expense:
Employee compensation and benefits	50,581	49,640	159,454	148,012
Deposit costs	27,482	27,172	81,310	75,760
Occupancy	5,893	4,895	17,704	14,390
Data processing	5,655	5,022	17,298	14,544
Professional fees	1,675	2,620	5,211	6,377
Other expense	23,368	20,441	64,553	56,192
Total noninterest expense	114,654	109,790	345,530	315,275

Income before income tax expense	55,059	88,673	170,159	213,899
Income tax expense (includes $32.1 million related to recaptured tax credits for the three and nine months ended September 30, 2025)	12,615	43,438	37,426	67,319
Net income	$42,444	$45,235	$132,733	$146,580
Dividends on preferred stock	938	938	2,813	2,813
Net income available to common stockholders	$41,506	$44,297	$129,920	$143,767

Earnings per common share
Basic	$1.15	$1.20	$3.56	$3.89
Diluted	1.14	1.19	3.54	3.86

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$42,444	$45,235	$132,733	$146,580
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities	(112,343)	21,677	(130,100)	45,910
Reclassification of (gain) loss on the sale of available-for-sale securities	—	—	4,408	(80)
Reclassification of gain on held-to-maturity securities	(530)	(636)	(1,647)	(1,855)
Change in unrealized gain (loss) on cash flow hedges	(10,354)	(368)	(15,072)	3,987
Reclassification of loss on cash flow hedges	105	292	166	736
Total other comprehensive income (loss), net of tax	(123,122)	20,965	(142,245)	48,698
Total comprehensive income (loss)	$(80,678)	$66,200	$(9,512)	$195,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and nine months ended September 30, 2026
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2026	75	$71,988	36,258	$363	$986,133	$1,056,072	$(73,710)	$2,040,846
Net income	—	—	—	—	—	42,444		42,444
Other comprehensive loss	—	—	—	—	—	—	(123,122)	(123,122)
Common stock dividends ($0.35 per share)	—	—	—	—	—	(12,521)	—	(12,521)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Repurchase of common stock	—	—	(526)	(5)	(14,560)	(19,966)	—	(34,531)
Issuance under equity compensation plans, net	—	—	43	—	1,981	(184)	—	1,797
Stock-based compensation	—	—	—	—	3,351	—	—	3,351
Balance at September 30, 2026	75	$71,988	35,775	$358	$976,905	$1,064,907	$(196,832)	$1,917,326

Balance at December 31, 2025	75	$71,988	36,965	$370	$1,000,775	$1,020,840	$(54,587)	$2,039,386
Net income	—	—	—	—	—	132,733	—	132,733
Other comprehensive loss	—	—	—	—	—	—	(142,245)	(142,245)
Common stock dividends ($1.02 per share)	—	—	—	—	—	(37,022)	—	(37,022)
Preferred stock dividends ($37.50 per share)	—	—	—	—	—	(2,813)	—	(2,813)
Repurchase of common stock	—	—	(1,391)	(14)	(38,094)	(46,675)	—	(84,783)
Issuance under equity compensation plans, net	—	—	201	2	2,995	(2,156)	—	841
Stock-based compensation	—	—	—	—	11,229	—	—	11,229
Balance at September 30, 2026	75	$71,988	35,775	$358	$976,905	$1,064,907	$(196,832)	$1,917,326

Three and nine months ended September 30, 2025
	Preferred Stock		Common Stock
($ in thousands, except per share data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2025	75	$71,988	36,950	$369	$991,663	$947,864	$(88,985)	$1,922,899
Net income	—	—	—	—	—	45,235	—	45,235
Other comprehensive income	—	—	—	—	—	—	20,965	20,965
Common stock dividends ($0.31 per share)	—	—	—	—	—	(11,473)	—	(11,473)
Preferred stock dividends ($12.50 per share)	—	—	—	—	—	(938)	—	(938)
Issuance under equity compensation plans, net	—	—	61	1	2,761	(140)	—	2,622
Stock-based compensation	—	—	—	—	3,022	—	—	3,022
Balance at September 30, 2025	75	$71,988	37,011	$370	$997,446	$980,548	$(68,020)	$1,982,332

Balance at December 31, 2024	75	$71,988	36,988	$370	$990,733	$877,629	$(116,718)	$1,824,002
Net income	—	—	—	—	—	146,580	—	146,580
Other comprehensive income	—	—	—	—	—	—	48,698	48,698
Common stock dividends ($0.90 per share)	—	—	—	—	—	(33,271)	—	(33,271)
Preferred stock dividends ($37.50 per share)	—	—	—	—	—	(2,813)	—	(2,813)
Repurchase of common stock	—	—	(192)	(2)	(5,152)	(5,476)	—	(10,630)
Issuance under equity compensation plans, net	—	—	215	2	2,651	(2,101)	—	552
Stock-based compensation	—	—	—	—	9,214	—	—	9,214
Balance at September 30, 2025	75	$71,988	37,011	$370	$997,446	$980,548	$(68,020)	$1,982,332

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income	$132,733	$146,580
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,205	4,724
Provision for credit losses	39,560	17,101
Deferred income taxes	7,548	(4,304)
Net amortization of discount/premiums on debt securities	2,287	3,142
Net amortization on loans	5,150	866
Amortization of intangible assets	3,976	2,344
Amortization of servicing assets	746	694
Mortgage loans originated-for-sale	(19,333)	(19,926)
Proceeds from mortgage loans sold	20,189	19,518
Net loss (gain) on:
Investment securities	2,146	(106)
SBA loans	(1,414)	(4,188)
OREO	1,999	(86)
Fixed assets	(687)	—
State tax credits	(153)	(110)
Stock-based compensation	11,229	9,214
Net change in other assets and liabilities	(12,283)	(24,790)
Net cash provided by operating activities	199,898	150,673
Cash flows from investing activities:
Net increase in loans	(638,966)	(456,978)
Proceeds received from:
Branch acquisition	250	—
Sale of debt and equity securities, available-for-sale	178,256	9,631
Paydown or maturity of debt securities, available-for-sale	422,830	294,939
Paydown or maturity of debt securities, held-to-maturity	40,245	20,706
Redemption of other investments	72,613	109,214
Sale of SBA loans	27,278	83,760
Sale of state tax credits held for sale	872	725
Sale of OREO	17,218	3,967
Sale of fixed assets	939	—
Settlement of bank-owned life insurance policies	1,581	2,079
Payments for the purchase of:
Available-for-sale debt securities	(803,568)	(721,648)
Held-to-maturity debt securities	—	(178,520)
Other investments	(123,922)	(131,624)
Bank-owned life insurance	—	(75,009)
State tax credits held for sale	—	(360)
Fixed assets	(4,283)	(8,964)
Net cash used in investing activities	(808,657)	(1,048,082)

	Nine months ended September 30,
($ in thousands)	2026	2025
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing demand accounts	169,760	(97,559)
Net increase in interest-bearing demand accounts	347,862	518,979
Net increase in short term FHLB advances, net	64,000	327,000
Proceeds from term loan	—	63,250
Repayment of term loan	(58,732)	(2,259)
Net decrease in other borrowings	(149,453)	(94,805)
Proceeds from issuance of subordinated debentures, net	172,099	—
Payments for the redemption of subordinated debentures and trust preferred securities	(7,732)	(63,250)
Repurchase of common stock	(84,079)	(10,630)
Cash dividends paid on common stock	(37,022)	(33,271)
Cash dividends paid on preferred stock	(2,813)	(2,813)
Other	841	552
Net cash provided by financing activities	414,731	605,194
Net decrease in cash and cash equivalents	(194,028)	(292,215)
Cash and cash equivalents, beginning of period	681,902	764,170
Cash and cash equivalents, end of period	$487,874	$471,955
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$182,560	$197,164
Income taxes	36,172	46,147
Noncash investing and financing transactions:
Transfer to OREO in settlement of loans	31,583	7,821
Right-of-use assets obtained in exchange for lease obligations	1,424	1,131
Unsettled purchases of available-for-sale securities	42,915	—

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

Business and Consolidation
Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate clients primarily located in Arizona, California, Kansas, Missouri, Nevada, and New Mexico, and SBA loan and deposit productions offices throughout the country through its banking subsidiary, Enterprise Bank & Trust.

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

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

The following table presents a summary of per common share data and amounts for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income available to common stockholders	$41,506	$44,297	$129,920	$143,767

Weighted average common shares outstanding	36,055	37,015	36,464	36,983
Additional dilutive common stock equivalents	304	318	264	290
Weighted average common diluted shares outstanding	36,359	37,333	36,728	37,273

Basic earnings per common share:	$1.15	$1.20	$3.56	$3.89
Diluted earnings per common share:	1.14	1.19	3.54	3.86
For the three and nine months ended September 30, 2026, common stock equivalents of approximately 117,000 and 150,000, respectively, were excluded from the earnings per share calculations because their effect would have been anti-dilutive. Comparatively, there were 115,000 and 225,000 common stock equivalents excluded in the three and nine months ended September 30, 2025.

NOTE 3 - INVESTMENTS

The following tables present the amortized cost, gross unrealized gains and losses, ACL and fair value of securities available-for-sale and held-to-maturity as of the periods indicated:

	September 30, 2026
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$143,433	$—	$(8,852)	$134,581
Obligations of states and political subdivisions	642,699	—	(116,545)	526,154
Agency mortgage-backed securities	2,044,967	136	(125,622)	1,919,481
U.S. Treasury bills	131,620	—	(312)	131,308
Corporate debt securities	18,948	175	(51)	19,072
Total securities available-for-sale	$2,981,667	$311	$(251,382)	$2,730,596
Held-to-maturity securities:
Obligations of states and political subdivisions	$884,514	$36	$(107,979)	$776,571
Agency mortgage-backed securities	35,536	—	(4,139)	31,397
Corporate debt securities	110,199	366	(4,549)	106,016
Total securities held-to-maturity	$1,030,249	$402	$(116,667)	$913,984
ACL	(165)
Total securities held-to-maturity, net	$1,030,084

	December 31, 2025
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Obligations of U.S. Government-sponsored enterprises	$187,587	$76	$(5,091)	$182,572
Obligations of states and political subdivisions	626,900	3,914	(58,109)	572,705
Agency mortgage-backed securities	1,733,003	12,638	(36,330)	1,709,311
U.S. Treasury Bills	171,355	128	(499)	170,984
Corporate debt securities	19,448	109	(94)	19,463
Total securities available-for-sale	$2,738,293	$16,865	$(100,123)	$2,655,035
Held-to-maturity securities:
Obligations of states and political subdivisions	$920,199	$10,861	$(39,849)	$891,211
Agency mortgage-backed securities	43,839	—	(3,199)	40,640
Corporate debt securities	111,064	325	(3,426)	107,963
Total securities held-to-maturity	$1,075,102	$11,186	$(46,474)	$1,039,814
ACL	(145)
Total securities held-to-maturity, net	$1,074,957

The balance of held-to-maturity securities in the “Amortized Cost” column in the tables above include a cumulative net unamortized, unrealized gain of $5.4 million and $7.6 million at September 30, 2026 and December 31, 2025, respectively. Such amounts are amortized over the remaining life of the securities.

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity, other than U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government agencies and sponsored enterprises. Securities of $1.7 billion at both September 30, 2026 and December 31, 2025 were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions, in addition to collateral securing borrowing bases with the FHLB and the Federal Reserve.

The amortized cost and estimated fair value of debt securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately six years.

	Available-for-sale		Held-to-maturity
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$171,797	$171,271	$11,428	$11,332
Due after one year through five years	21,763	21,179	136,465	131,596
Due after five years through ten years	462,963	379,500	292,655	268,849
Due after ten years	280,177	239,165	554,166	470,810
Agency mortgage-backed securities	2,044,967	1,919,481	35,535	31,397
	$2,981,667	$2,730,596	$1,030,249	$913,984

The following tables present a summary of available-for-sale investment securities in an unrealized loss position as of the periods indicated:

	September 30, 2026
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$78,193	$4,291	$53,415	$4,561	$131,608	$8,852
Obligations of states and political subdivisions	190,304	19,057	335,850	97,488	526,154	116,545
Agency mortgage-backed securities	1,536,059	79,677	291,653	45,945	1,827,712	125,622
U.S. Treasury bills	131,308	312	—	—	131,308	312
Corporate debt securities	987	13	1,962	38	2,949	51
	$1,936,851	$103,350	$682,880	$148,032	$2,619,731	$251,382

	December 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$13,971	$22	$149,230	$5,069	$163,201	$5,091
Obligations of states and political subdivisions	32,658	245	425,879	57,864	458,537	58,109
Agency mortgage-backed securities	266,639	1,215	377,787	35,115	644,426	36,330
U.S. Treasury bills	4,996	—	40,418	499	45,414	499
Corporate debt securities	—	—	3,406	94	3,406	94
	$318,264	$1,482	$996,720	$98,641	$1,314,984	$100,123

The unrealized losses at both September 30, 2026 and December 31, 2025 were attributable primarily to changes in market interest rates after the securities were purchased. At each of September 30, 2026 and December 31, 2025, the Company did not have an ACL on available-for-sale securities.

Accrued interest on held-to-maturity debt securities totaled $11.3 million and $12.3 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of expected credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts. The ACL on held-to-maturity securities was $0.2 million at September 30, 2026 and $0.1 million at December 31, 2025.

The Company sold $180.4 million of available-for-sale securities during the nine months ended September 30, 2026 for a pre-tax loss of approximately $6 million. The loss was partially offset by a pre-tax gain of approximately $4 million from the sale of Visa Class B-1 common stock that the Company held at a zero book value, resulting in a net loss of $2.1 million. During the nine months ended September 30, 2025, the Company sold $9.5 million of available-for-sale securities for a gain of $0.1 million. There were no sales of available-for-sale securities during the three months ended September 30, 2026 and September 30, 2025, respectively.

Other Investments
At September 30, 2026 and December 31, 2025, other investments totaled $120.7 million and $80.9 million, respectively, and includes investments in FHLB and Federal Reserve capital stock. As a member of the FHLB, the Bank is required to maintain a minimum investment in capital stock with the FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $12.9 million at September 30, 2026 and $9.4 million at December 31, 2025 is recorded at cost, which represents redemption value, and is included in “Other investments” in the Consolidated Balance Sheets.

As a member of the Federal Reserve, the Bank is required to maintain a minimum investment in capital stock with the Federal Reserve. The Federal Reserve capital stock of $34.0 million at September 30, 2026 is recorded at cost, which represents redemption value, and is included in “Other investments” in the Consolidated Balance Sheets. This investment represents 50% of the par value due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans. Although the probability is remote, the remaining 50% or $34.0 million due to the Federal Reserve Bank may be callable at its discretion.

The remaining amounts in other investments primarily include investments in Small Business Investment Companies, Community Development Financial Institutions, private equity investments, and the Company’s investment in unconsolidated trusts used to issue trust preferred securities to third parties.

NOTE 4 - LOANS

The following table presents a summary of loans by category:

($ in thousands)	September 30, 2026	December 31, 2025
C&I	$5,472,681	$5,236,473
Real estate loans:
Commercial - investor owned	3,237,616	2,986,906
Commercial - owner occupied	2,482,819	2,460,761
Construction and land development	747,202	689,357
Residential	356,507	367,127
Total real estate loans	6,824,144	6,504,151
Consumer	50,504	60,469
Loans, before unearned loan fees	12,347,329	11,801,093
Unearned loan fees, net	(2,624)	(755)
Loans, including unearned loan fees	$12,344,705	$11,800,338

The loan balance includes a net premium on acquired loans of $2.0 million and $0.2 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, loans and securities of $6.2 billion and $6.3 billion, respectively, were pledged to the FHLB and the Federal Reserve.

Accrued interest totaled $63.4 million and $58.3 million at September 30, 2026 and December 31, 2025, respectively, and was reported in “Other assets” on the Consolidated Balance Sheets.

The Company sold the guaranteed portion of SBA 7(a) loans of $25.4 million resulting in a gain of $1.4 million during the nine months ended September 30, 2026. There were no sales in the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company sold the guaranteed portion of SBA 7(a) loans of $22.2 million and $78.0 million, respectively. A gain on sale of $1.1 million and $4.2 million was recognized for the three and nine months ended September 30, 2025, respectively.

The Company had $1.1 million and $0.2 million of consumer mortgage loans secured by residential real estate in process of foreclosure at September 30, 2026 and December 31, 2025, respectively.

The following tables present a summary of the activity, by loan category, in the ACL on loans for the three and nine months ended September 30, 2026 and 2025 as follows:

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at June 30, 2026	$77,035	$24,386	$17,686	$11,703	$6,971	$1,457	$139,238
Provision (benefit) for credit losses	12,859	1,308	333	1,666	(49)	200	16,317
Charge-offs	(9,064)	(199)	(2,638)	—	(14)	(111)	(12,026)
Recoveries	634	7	5	93	213	38	990
Balance at September 30, 2026	$81,464	$25,502	$15,386	$13,462	$7,121	$1,584	$144,519

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at December 31, 2025	$68,345	$31,565	$19,218	$11,016	$8,023	$1,855	$140,022
Provision (benefit) for credit losses	37,682	(5,943)	(796)	4,163	(1,448)	(163)	33,495
Charge-offs	(27,108)	(219)	(3,091)	(1,826)	(369)	(428)	(33,041)
Recoveries	2,545	99	55	109	915	320	4,043
Balance at September 30, 2026	$81,464	$25,502	$15,386	$13,462	$7,121	$1,584	$144,519

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at June 30, 2025	$72,081	$30,189	$17,643	$12,964	$8,484	$3,772	$145,133
Provision for credit losses	3,533	2,469	1,055	458	203	60	7,778
Charge-offs	(4,345)	—	—	—	(295)	(315)	(4,955)
Recoveries	234	67	292	19	232	54	898
Balance at September 30, 2025	$71,503	$32,725	$18,990	$13,441	$8,624	$3,571	$148,854

($ in thousands)	C&I	CRE - investor owned	CRE - owner occupied	Construction and land development	Residential real estate	Consumer	Total
ACL on loans:
Balance at December 31, 2024	$63,231	$34,217	$20,400	$9,837	$6,534	$3,731	$137,950
Provision (benefit) for credit losses	11,029	(1,686)	(1,022)	3,713	2,233	265	14,532
Charge-offs	(7,358)	—	(1,034)	(146)	(889)	(610)	(10,037)
Recoveries	4,601	194	646	37	746	185	6,409
Balance at September 30, 2025	$71,503	$32,725	$18,990	$13,441	$8,624	$3,571	$148,854

The CECL methodology incorporates various economic scenarios. The Company utilizes three forecasts in the model: Moody’s baseline, a stronger near-term growth upside and a moderate downside forecast. The Company weights these scenarios at 40%, 30%, and 30%, respectively, which added approximately $11.5 million to the ACL on loans over the baseline model at September 30, 2026. The forecasts consider macroeconomic risks to the loan portfolio, such as the conflict in Iran, among others. The Company has also recognized various risks posed by loans in certain segments, including the commercial office sector, by allocating additional reserves to those segments. Some of the key risks to the forecasts that could result in future provision for credit losses are market reactions to the Federal Reserve policy actions that could push the economy into a recession, persistently higher inflation (including the impact of tariffs), tightening in the credit markets, and weakness in the financial system.

In addition to the CECL methodology, the Company incorporates qualitative adjustments into the ACL on loans to capture credit risks inherent within the loan portfolio that are not captured in the discounted cash flow method model. Included in these risks are 1) changes in lending policies and procedures, 2) actual and expected changes in business and economic conditions, 3) changes in the nature and volume of the portfolio, 4) changes in lending management, 5) changes in volume and the severity of past due loans, 6) changes in the quality of the loan review system, 7) changes in the value of underlying collateral, 8) the existence and effect of concentrations of credit and 9) other factors such as the regulatory, legal and competitive environments and events such as natural disasters, pandemics and geopolitical matters. At September 30, 2026, the ACL on loans included a qualitative adjustment of approximately $44.2 million. Of this amount, approximately $24.8 million was allocated to sponsor finance loans due to their mostly unsecured nature.

The following tables present gross charge-offs by year of origination and loan class for the periods indicated:

	Nine months ended September 30, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I	$2,951	$10,731	$2,156	$1,698	$6,700	$47	$413	$1,744	$26,440
Real estate:
Commercial - investor owned	—	—	—	—	—	219	—	—	219
Commercial - owner occupied	—	2,635	—	—	328	128	—	—	3,091
Construction and land development	—	—	—	—	33	1,793	—	—	1,826
Residential	—	355	—	—	—	—	14	—	369
Consumer	11	13	19	13	—	5	8	—	69
Total charge-offs by origination year	$2,962	$13,734	$2,175	$1,711	$7,061	$2,192	$435	$1,744	$32,014
Total gross charge-offs by performing status									1,027
Total gross charge-offs									$33,041

	Twelve months ended December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I	$30	$2,159	$4,661	$1,280	$35	$1,167	$1,651	$11,870	$22,853
Real estate:
Commercial - investor owned	—	—	—	—	3,972	—	—	—	3,972
Commercial - owner occupied	—	594	285	—	284	898	—	—	2,061
Construction and land development	—	—	—	146	—	3,135	—	—	3,281
Residential	—	—	—	—	—	646	266	—	912
Consumer	—	—	—	—	177	68	5	—	250
Total charge-offs by origination year	$30	$2,753	$4,946	$1,426	$4,468	$5,914	$1,922	$11,870	$33,329
Total gross charge-offs by performing status									1,187
Total gross charge-offs									$34,516

The following tables present the recorded balance in nonperforming loans by category, excluding government guaranteed balances as of the dates indicated:

	September 30, 2026
($ in thousands)	Nonaccrual loans	Loans over 90 days past due and still accruing interest	Nonperforming loans	Nonaccrual loans with no allowance
C&I	$32,950	$88	$33,038	$10,153
Real estate:
Commercial - investor owned	25,573	—	25,573	24,590
Commercial - owner occupied	25,705	—	25,705	15,869
Construction and land development	1,729	—	1,729	1,373
Residential	1,216	—	1,216	976
Consumer	—	9	9	—
Total	$87,173	$97	$87,270	$52,961

	December 31, 2025
($ in thousands)	Nonaccrual loans	Loans over 90 days past due and still accruing interest	Nonperforming loans	Nonaccrual loans with no allowance
C&I	$26,359	$1,620	$27,979	$14,800
Real estate:
Commercial - investor owned	36,988	—	36,988	23,685
Commercial - owner occupied	9,338	—	9,338	7,927
Construction and land development	155	—	155	—
Residential	8,340	—	8,340	8,099
Consumer	—	9	9	—
Total	$81,180	$1,629	$82,809	$54,511

The nonperforming loan balances at September 30, 2026 and December 31, 2025 exclude government guaranteed balances of $53.7 million and $28.9 million, respectively. Interest income recognized on nonaccrual loans was immaterial during the three and nine months ended September 30, 2026 and 2025.

The following tables present a summary of collateral-dependent nonperforming loans by class of loan as of the dates indicated:

	September 30, 2026
	Type of Collateral
($ in thousands)	CRE	Residential Real Estate	Blanket Lien	Other
C&I	$8,750	$5	$8,659	$156
Real estate:
Commercial - investor owned	23,695	—	—	—
Commercial - owner occupied	15,096	—	—	—
Construction and land development	1,373	—	—	—
Residential	—	905	—	—
Total	$48,914	$910	$8,659	$156

	December 31, 2025
	Type of Collateral
($ in thousands)	CRE	Residential Real Estate	Blanket Lien	Other
C&I	$—	$19	$3,391	$15,644
Real estate:
Commercial - investor owned	35,701	—	—	—
Commercial - owner occupied	4,610	456	—	—
Residential	—	8,099	—	—
Total	$40,311	$8,574	$3,391	$15,644

The following tables present a summary of aging of the recorded balance in past due loans by class and category as of the dates indicated:

	September 30, 2026
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
C&I	$23,055	$29,360	$52,415	$5,420,266	$5,472,681
Real estate:
Commercial - investor owned	47,246	27,972	75,218	3,162,398	3,237,616
Commercial - owner occupied	26,604	41,119	67,723	2,415,096	2,482,819
Construction and land development	21,464	—	21,464	725,738	747,202
Residential	4,097	1,853	5,950	350,557	356,507
Consumer	95	9	104	50,400	50,504
Loans, before unearned loan fees	$122,561	$100,313	$222,874	$12,124,455	$12,347,329
Unearned loan fees, net					(2,624)
Total					$12,344,705

	December 31, 2025
($ in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
C&I	$6,822	$25,327	$32,149	$5,204,324	$5,236,473
Real estate:
Commercial - investor owned	3,627	38,063	41,690	2,945,216	2,986,906
Commercial - owner occupied	5,274	21,110	26,384	2,434,377	2,460,761
Construction and land development	4,881	583	5,464	683,893	689,357
Residential	7,457	2,516	9,973	357,154	367,127
Consumer	57	9	66	60,403	60,469
Loans, before unearned loan fees	$28,118	$87,608	$115,726	$11,685,367	$11,801,093
Unearned loan fees, net					(755)
Total					$11,800,338

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

The following tables show the recorded balance at the end of the dates listed for loans modified to borrowers experiencing financial difficulty, disaggregated by loan class and type of concession granted:

	Three months ended
	Term Extension		Payment Delay		Total
($ in thousands)	September 30, 2026	Percent of Total Loan Class	September 30, 2026	Percent of Total Loan Class	September 30, 2026	Percent of Total Loan Class
C&I	$5,552	0.10%	$4,193	0.08%	$9,745	0.18%
Real estate:
Commercial - owner occupied	4,790	0.19%	—	—%	4,790	0.19%
Total	$10,342		$4,193		$14,535

	Nine months ended
	Term Extension		Payment Delay		Term Extension and Rate Reduction		Total
($ in thousands)	September 30, 2026	Percent of Total Loan Class	September 30, 2026	Percent of Total Loan Class	September 30, 2026	Percent of Total Loan Class	September 30, 2026	Percent of Total Loan Class
C&I	$38,340	0.70%	$10,053	0.18%	$4,407	0.08%	$52,800	0.97%
Real estate:
Commercial - owner occupied	9,505	0.38%	—	—%	225	0.01%	9,730	0.39%
Construction and land development	2,000	0.27%	—	—%	—	—%	2,000	0.27%
Total	$49,845		$10,053		$4,632		$64,530

	Three months ended		Nine months ended
	Term Extension		Term Extension
($ in thousands)	September 30, 2025	Percent of Total Loan Class	September 30, 2025	Percent of Total Loan Class
C&I	$5,350	0.11%	$48,426	0.98%
Real estate:
Commercial - investor occupied	244	0.01%	244	0.01%
Commercial - owner occupied	875	0.04%	5,888	0.25%
Residential	—	—%	23	0.01%
Total	6,469		$54,581

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty by class and modification type outstanding at the date indicated:

Three months ended September 30, 2026
Financial Effect
Payment Delay
C&I	Payments were delayed for a weighted average amount of $3,471.
Term Extension
C&I	Maturity dates were extended for a weighted average of 8 months.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 6 months.

Nine months ended September 30, 2026
($ in thousands)	Financial Effect
Term Extension and Rate Reduction
C&I	Maturity dates were extended for a weighted average of 19 months and rates were reduced by a weighted average of 0.65%.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 12 months and rates were reduced by a weighted average of 0.96%.

Payment Delay
C&I	Payments were delayed for a weighted average amount of $1,739.

Term Extension
C&I	Maturity dates were extended for a weighted average of 9 months.
Real estate:
Commercial - owner occupied	Maturity dates were extended for a weighted average of 4 months.
Construction and land development	Maturity dates were extended for a weighted average of 4 months.

Three months ended September 30, 2025
Financial Effect
Term Extension
C&I	Maturity dates were extended for a weighted average of 4 months.
Real estate:
Commercial - investor occupied	Maturity dates were extended for a weighted average of 12 months.
Commercial - owner occupied	Maturity dates were extended for a weighted average of 3 months.

Nine months ended September 30, 2025
Financial Effect
Term Extension
C&I	Maturity dates were extended for a weighted average of 6 months.
Real estate:
Commercial - investor occupied	Maturity dates were extended for a weighted average of 12 months.
Commercial - owner occupied	Maturity dates were extended for a weighted average of 15 months.
Residential	Maturity dates were extended for a weighted average of 3 months.

The following tables present the aging of the recorded balance of modified loans in the last 12 months by class at the date indicated:

	September 30, 2026
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
C&I	$48,815	$3,984	$—	$52,799
Real estate:
Commercial - owner occupied	14,271	—	4,715	18,986
Construction and land development	2,000	—	—	2,000
Residential	409	—	—	409
Total	$65,495	$3,984	$4,715	$74,194

	September 30, 2025
($ in thousands)	Current	30-89 Days Past Due	90 or More Days Past Due	Total
C&I	$51,929	$—	$—	$51,929
Real estate:
Commercial - investor owned	244	—	—	244
Commercial - owner occupied	17,420	—	—	17,420
Residential	—	23	—	23
Total	$69,593	$23	$—	$69,616

The following table summarizes loans that experienced a default during the three and nine months ended September 30, 2026 subsequent to being granted a modification in the preceding twelve months. Default is defined as movement to nonperforming status, foreclosure or charge-off. There were no loans that experienced a default during the three and nine months ended September 30, 2025 subsequent to being granted a modification in the preceding twelve months.

	Term Extension
	Three and nine months ended
($ in thousands)	September 30, 2026	Percent of Total Loan Class
Real estate:
Commercial - owner occupied	$4,715	0.19%

As of September 30, 2026 and December 31, 2025, the Company allocated an immaterial amount in specific reserves to loans that have been restructured.

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

The recorded investment by risk category of the loans by class and year of origination is presented in the following tables as of the dates indicated:

	September 30, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I
Pass (1-6)	$1,321,498	$1,377,514	$451,336	$293,681	$201,730	$114,099	$165,113	$1,153,262	$5,078,233
Special Mention (7)	44,201	17,764	10,582	5,427	4,945	6,308	32,727	59,152	181,106
Classified (8-9)	41,089	18,203	10,001	286	3,675	3,926	22,516	54,861	154,557
Total C&I	$1,406,788	$1,413,481	$471,919	$299,394	$210,350	$124,333	$220,356	$1,267,275	$5,413,896

CRE-investor owned
Pass (1-6)	$866,225	$635,728	$313,451	$321,627	$335,360	$433,441	$58,634	$36,019	$3,000,485
Special Mention (7)	58,816	8,957	21,448	3,566	5,318	13,630	50,058	2,997	164,790
Classified (8-9)	1,233	912	10,347	1,884	6,991	32,042	—	—	53,409
Total CRE-investor owned	$926,274	$645,597	$345,246	$327,077	$347,669	$479,113	$108,692	$39,016	$3,218,684

CRE-owner occupied
Pass (1-6)	$444,924	$367,691	$241,582	$254,186	$296,883	$635,872	$8,289	$27,714	$2,277,141
Special Mention (7)	20,793	17,439	3,399	10,589	7,355	27,529	—	700	87,804
Classified (8-9)	12,037	10,271	5,131	15,438	18,915	38,589	225	—	100,606
Total CRE-owner occupied	$477,754	$395,401	$250,112	$280,213	$323,153	$701,990	$8,514	$28,414	$2,465,551

Construction real estate
Pass (1-6)	$262,002	$273,971	$129,868	$5,189	$3,683	$1,566	$36,210	$7,249	$719,738
Special Mention (7)	—	—	—	1,122	464	—	19,734	—	21,320
Classified (8-9)	2,000	—	1,373	356	—	—	—	—	3,729
Total Construction real estate	$264,002	$273,971	$131,241	$6,667	$4,147	$1,566	$55,944	$7,249	$744,787

Residential real estate
Pass (1-6)	$47,365	$38,850	$19,206	$23,517	$23,617	$93,684	$2,508	$95,459	$344,206
Special Mention (7)	133	959	972	307	—	858	555	511	4,295
Classified (8-9)	77	1,510	—	3,433	1,022	1,778	—	307	8,127
Total residential real estate	$47,575	$41,319	$20,178	$27,257	$24,639	$96,320	$3,063	$96,277	$356,628

Consumer
Pass (1-6)	$3,188	$1,069	$472	$600	$170	$34,912	$—	$5,871	$46,282
Special Mention (7)	—	—	—	—	—	514	—	10	524
Classified (8-9)	—	13	1	—	—	1	—	—	15
Total Consumer	$3,188	$1,082	$473	$600	$170	$35,427	$—	$5,881	$46,821

Total loans classified by risk category	$3,125,581	$2,770,851	$1,219,169	$941,208	$910,128	$1,438,749	$396,569	$1,444,112	$12,246,367
Total loans classified by performing status									98,338
Total loans									$12,344,705

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term Loans	Revolving Loans	Total
C&I
Pass (1-6)	$1,867,472	$793,869	$521,429	$298,735	$84,618	$96,374	$94,043	$1,153,331	$4,909,871
Special Mention (7)	17,000	22,548	26,475	3,835	4,871	2,113	22,071	48,303	147,216
Classified (8-9)	47,637	26,370	4,861	10,964	54	845	24,043	36,659	151,433
Total C&I	$1,932,109	$842,787	$552,765	$313,534	$89,543	$99,332	$140,157	$1,238,293	$5,208,520

CRE-investor owned
Pass (1-6)	$857,292	$405,208	$380,247	$377,479	$287,917	$376,426	$55,616	$45,784	$2,785,969
Special Mention (7)	40,134	53,306	1,934	—	9,029	4,571	1,891	—	110,865
Classified (8-9)	17,570	—	—	6,965	26,697	20,469	—	—	71,701
Total CRE-investor owned	$914,996	$458,514	$382,181	$384,444	$323,643	$401,466	$57,507	$45,784	$2,968,535

CRE-owner occupied
Pass (1-6)	$471,422	$304,147	$296,817	$371,117	$364,894	$445,806	$3,391	$38,545	$2,296,139
Special Mention (7)	7,814	5,801	14,730	12,440	4,432	15,019	—	—	60,236
Classified (8-9)	18,006	5,562	11,444	15,503	13,671	22,281	—	—	86,467
Total CRE-owner occupied	$497,242	$315,510	$322,991	$399,060	$382,997	$483,106	$3,391	$38,545	$2,442,842

Construction real estate
Pass (1-6)	$372,006	$223,449	$37,889	$9,492	$3,398	$1,316	$24,961	$3,148	$675,659
Special Mention (7)	2,000	—	23	41	—	—	8,698	—	10,762
Classified (8-9)	—	—	483	676	—	4	—	—	1,163
Total Construction real estate	$374,006	$223,449	$38,395	$10,209	$3,398	$1,320	$33,659	$3,148	$687,584

Residential real estate
Pass (1-6)	$61,245	$24,136	$27,378	$28,920	$33,857	$76,749	$7,342	$82,753	$342,380
Special Mention (7)	3,157	1,219	23	296	84	793	—	976	6,548
Classified (8-9)	1,831	—	2,733	—	6,466	7,055	—	80	18,165
Total residential real estate	$66,233	$25,355	$30,134	$29,216	$40,407	$84,597	$7,342	$83,809	$367,093

Consumer
Pass (1-6)	$1,466	$798	$790	$199	$26,824	$17,513	$—	$8,511	$56,101
Special Mention (7)	—	—	—	—	—	—	—	—	—
Classified (8-9)	—	—	2	—	—	10	—	—	12
Total Consumer	$1,466	$798	$792	$199	$26,824	$17,523	$—	$8,511	$56,113

Total loans classified by risk category	$3,786,052	$1,866,413	$1,327,258	$1,136,662	$866,812	$1,087,344	$242,056	$1,418,090	$11,730,687
Total loans classified by performing status									69,651
Total loans									$11,800,338

In the tables above, loan originations in 2026 and 2025 with a classification of “special mention” or “classified” primarily represent renewals or modifications initially underwritten and originated in prior years.

The following tables summarize the risk category of the loans by loan type as of the dates indicated:

	September 30, 2026
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
C&I	$5,078,233	$181,106	$154,557	$5,413,896
Real estate:
Commercial - investor owned	3,000,485	164,790	53,409	3,218,684
Commercial - owner occupied	2,277,141	87,804	100,606	2,465,551
Construction and land development	719,738	21,320	3,729	744,787
Residential	344,206	4,295	8,127	356,628
Consumer	46,282	524	15	46,821
Total loans classified by risk category	$11,466,085	$459,839	$320,443	$12,246,367
Total loans classified by performing status				98,338
				$12,344,705

	December 31, 2025
($ in thousands)	Pass (1-6)	Special Mention (7)	Classified (8-9)	Total
C&I	$4,909,871	$147,216	$151,433	$5,208,520
Real estate:
Commercial - investor owned	2,785,969	110,865	71,701	2,968,535
Commercial - owner occupied	2,296,139	60,236	86,467	2,442,842
Construction and land development	675,659	10,762	1,163	687,584
Residential	342,380	6,548	18,165	367,093
Consumer	56,101	—	12	56,113
Total loans classified by risk category	$11,066,119	$335,627	$328,941	$11,730,687
Total loans classified by performing status				69,651
				$11,800,338

In the risk category tables above, guaranteed loan balances are included with a classification of “pass” due to the nature of these loans.

For certain loans, the Company evaluates credit quality based on the aging status. The following tables present the recorded balance of loans based on payment activity as of the dates indicated:

	September 30, 2026
($ in thousands)	Performing	Non Performing	Total
C&I	$53,450	$88	$53,538
Real estate:
Commercial - investor owned	15,684	—	15,684
Commercial - owner occupied	25,200	—	25,200
Residential	556	—	556
Consumer	3,351	9	3,360
Total	$98,241	$97	$98,338

	December 31, 2025
($ in thousands)	Performing	Non Performing	Total
C&I	$22,778	$318	$23,096
Real estate:
Commercial - investor owned	16,323	—	16,323
Commercial - owner occupied	26,121	—	26,121
Residential	589	—	589
Consumer	3,513	9	3,522
Total	$69,324	$327	$69,651

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

The following table summarizes the contractual amounts of significant off-balance-sheet financial instruments as of the dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$3,136,114	$2,866,028
Letters of credit	106,549	102,884

Off-Balance Sheet Credit Risk
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2026 and December 31, 2025, $104.5 million and $124.9 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash obligations. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Other liabilities includes an ACL on unadvanced commitments of $9.0 million and $6.0 million at September 30, 2026 and December 31, 2025, respectively.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. These letters of credit are issued to support contractual obligations of the Company’s clients. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to clients. As of September 30, 2026, the approximate remaining terms of standby letters of credit range from one month to three years, nine months.

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

For hedges of the Company’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed amounts and the Company making variable rate payments. The Company has executed cash flow hedges to reduce a portion of variability in cash flows on the Company’s prime- and SOFR-based loan portfolio. Select terms of the hedges are as follows:

($ in thousands)
Notional	Fixed Rate	Index	Effective Date	Maturity Date
$50,000	6.56%	Prime	January 25, 2023	February 1, 2027
100,000	6.63%	Prime	December 20, 2022	January 1, 2028
100,000	6.66%	Prime	April 1, 2025	April 1, 2030
100,000	3.51%	1-month Term SOFR	April 17, 2026	May 1, 2031
100,000	3.69%	1-month Term SOFR	May 11, 2026	May 1, 2029
50,000	6.99%	Prime	February 1, 2027	February 1, 2032

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

($ in thousands)
Notional	Cap Rate	Floor Rate	Index	Maturity Date
$100,000	8.14%	5.25%	Prime	October 1, 2029
50,000	4.21%	3.23%	1-month Term SOFR	November 1, 2029
100,000	4.71%	3.25%	1-month Term SOFR	July 9, 2031

At December 31, 2025, the Company had executed a series of cash flow hedges to fix the effective interest rate for payments due on $32.1 million of junior subordinated debentures to a weighted-average-fixed rate of 2.64%. These hedges matured in the first quarter 2026.

The gain or loss on derivatives designated and qualified as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and subsequently reclassified into interest income or expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are paid on the Company’s variable-rate loans and debt. During the next twelve months, the Company estimates there will be $3.7 million reclassified as a decrease to interest income.

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

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of the dates indicated:

	Notional Amount		Derivative Assets		Derivative Liabilities
($ in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swaps	$500,000	$282,064	$—	$1,876	$13,611	$—
Interest rate collars	250,000	150,000	—	498	3,916	—
Total	$750,000	$432,064	$—	$2,374	$17,527	$—

Derivatives not designated as hedging instruments
Interest rate swaps	$918,894	$878,278	$15,364	$10,110	$15,369	$10,114

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

As of September 30, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$15,364	$—	$15,364	$15,364	$6,120	$—

Liabilities:
Interest rate swaps	$28,980	$—	$28,980	$15,364	$8,127	$5,489
Interest rate collars	3,916	—	3,916	—	—	3,916
Securities sold under agreements to repurchase	143,329	—	143,329	—	143,329	—

As of December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Fair Value Collateral Posted	Net Amount
Assets:
Interest rate swaps	$11,986	$—	$11,986	$3,142	$6,470	$2,374
Interest rate collars	498	—	498	—	—	498

Liabilities:
Interest rate swaps	$10,114	$—	$10,114	$3,142	$—	$6,972
Securities sold under agreements to repurchase	292,782	—	292,782	—	292,782	—

As of September 30, 2026, the fair value of counterparty derivatives in a net liability position, which includes accrued interest related to these agreements was $23.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral related to derivatives in a net liability position. The Company has received cash collateral from counterparties on derivatives that were in a net asset position as noted in the tables above.

NOTE 7 - FAIR VALUE MEASUREMENTS

The following tables summarize financial instruments measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2026
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$134,581	$—	$134,581
Obligations of states and political subdivisions	—	526,154	—	526,154
Agency mortgage-backed securities	—	1,919,481	—	1,919,481
U.S. Treasury bills	—	131,308	—	131,308
Corporate debt securities	—	19,072	—	19,072
Total securities available-for-sale	—	2,730,596	—	2,730,596
Other investments	—	3,109	—	3,109
Derivative financial instruments	—	15,364	—	15,364
Total assets	$—	$2,749,069	$—	$2,749,069

Liabilities
Derivative financial instruments	$—	$32,896	$—	$32,896
Total liabilities	$—	$32,896	$—	$32,896

	December 31, 2025
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available-for-sale
Obligations of U.S. Government-sponsored enterprises	$—	$182,572	$—	$182,572
Obligations of states and political subdivisions	—	572,705	—	572,705
Agency mortgage-backed securities	—	1,709,311	—	1,709,311
U.S. Treasury bills	—	170,984	—	170,984
Corporate debt securities	—	19,463	—	19,463
Total securities available-for-sale	—	2,655,035	—	2,655,035
Other investments	—	3,148	—	3,148
Derivative financial instruments	—	12,484	—	12,484
Total assets	$—	$2,670,667	$—	$2,670,667

Liabilities
Derivative financial instruments	$—	$10,114	$—	$10,114
Total liabilities	$—	$10,114	$—	$10,114

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following tables present financial instruments and non-financial assets still held as of the reporting date measured at fair value on a non-recurring basis:

	September 30, 2026
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$654	$—	$—	$654
OREO	32,582	—	—	32,582
Total	$33,236	$—	$—	$33,236

	December 31, 2025
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Individually-evaluated loans	$2,200	$—	$—	$2,200
OREO	81,544	—	—	81,544
Total	$83,744	$—	$—	$83,744

The following table is a summary of the carrying amounts and fair values of the Company’s financial instruments as of the dates presented:

	September 30, 2026			December 31, 2025
($ in thousands)	Carrying Amount	Estimated fair value	Level	Carrying Amount	Estimated fair value	Level
Balance sheet assets
Securities held-to-maturity, net	$1,030,084	$913,984	Level 2	$1,074,957	$1,039,814	Level 2
Other investments	117,555	117,555	Level 2	77,737	77,737	Level 2
Loans held-for-sale	202	202	Level 2	928	928	Level 2
Loans, net	12,200,186	12,140,459	Level 3	11,660,316	11,622,939	Level 3
State tax credits, held-for-sale	10,422	11,058	Level 3	11,141	11,904	Level 3
Servicing asset	2,840	4,969	Level 2	3,021	4,733	Level 2

Balance sheet liabilities
Certificates of deposit	$1,695,184	$1,687,123	Level 3	$1,669,383	$1,665,449	Level 3
Subordinated debentures and notes	258,409	254,763	Level 2	93,688	92,093	Level 2
FHLB advances	64,000	64,000	Level 2	—	—	Level 2
Other borrowings	179,532	156,034	Level 2	387,717	364,901	Level 2

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments refer to Note 17 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

NOTE 8 - STOCKHOLDERS’ EQUITY

Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) after-tax by component:

Three months ended
($ in thousands)	Net Unrealized Loss on Available-for-Sale Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, June 30, 2026	$(75,355)	$4,524	$(2,879)	$(73,710)
Net change	(112,343)	(530)	(10,249)	(123,122)
Balance, September 30, 2026	$(187,698)	$3,994	$(13,128)	$(196,832)

Balance, June 30, 2025	$(97,979)	$6,869	$2,125	$(88,985)
Net change	21,677	(636)	(76)	20,965
Balance, September 30, 2025	$(76,302)	$6,233	$2,049	$(68,020)

Nine months ended
($ in thousands)	Net Unrealized Gain (Loss) on Available-for-Sale Debt Securities	Unamortized Gain on Held-to-Maturity Securities	Net Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2025	$(62,006)	$5,641	$1,778	$(54,587)
Net change	(125,692)	(1,647)	(14,906)	(142,245)
Balance, September 30, 2026	$(187,698)	$3,994	$(13,128)	$(196,832)

Balance, December 31, 2024	$(122,132)	$8,088	$(2,674)	$(116,718)
Net change	45,830	(1,855)	4,723	48,698
Balance, September 30, 2025	$(76,302)	$6,233	$2,049	$(68,020)

The following table presents the pre-tax and after-tax changes in the components of other comprehensive income (loss):

	Three months ended September 30,
	2026			2025
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$(149,990)	$(37,647)	$(112,343)	$28,826	$7,149	$21,677
Reclassification of gain on held-to-maturity securities(a)	(706)	(176)	(530)	(846)	(210)	(636)
Change in unrealized loss on cash flow hedges	(13,824)	(3,470)	(10,354)	(489)	(121)	(368)
Reclassification of loss on cash flow hedges(b)	140	35	105	388	96	292
Total other comprehensive income (loss)	$(164,380)	$(41,258)	$(123,122)	$27,879	$6,914	$20,965

	Nine months ended September 30,
	2026			2025
($ in thousands)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Change in unrealized gain (loss) on available-for-sale securities	$(173,698)	$(43,598)	$(130,100)	$61,051	$15,141	$45,910
Reclassification of loss (gain) on sale of available-for-sale securities(a)	5,885	1,477	4,408	(106)	(26)	(80)
Reclassification of gain on held-to-maturity securities(a)	(2,199)	(552)	(1,647)	(2,467)	(612)	(1,855)
Change in unrealized gain (loss) on cash flow hedges	(20,123)	(5,051)	(15,072)	5,302	1,315	3,987
Reclassification of loss on cash flow hedges(b)	222	56	166	978	242	736
Total other comprehensive income (loss)	$(189,913)	$(47,668)	$(142,245)	$64,758	$16,060	$48,698

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

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

The following table presents other income and other expense components, including items that exceed one percent of the aggregate of total interest income and noninterest income in one or more of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Other income:
Bank-owned life insurance	$1,803	$2,062	$6,763	$5,494
Community development fees	495	309	1,966	2,442
Gain on SBA loan sales	—	1,140	1,414	4,188
Rental income	4,398	418	5,539	1,182
Anticipated insurance proceeds[1]	—	32,112	—	32,112
Other income	656	2,842	4,819	8,293
Total other noninterest income	$7,352	$38,883	$20,501	$53,711

Other expense:
Amortization of intangibles	$1,279	$736	$3,976	$2,344
Banking expenses	2,033	2,107	6,012	6,432
FDIC and other insurance	3,836	3,565	11,319	10,142
Loan, legal expenses	5,891	3,435	13,804	8,870
Outside services	1,542	1,456	4,559	3,971
Other expenses	8,787	9,142	24,883	24,433
Total other noninterest expense	$23,368	$20,441	$64,553	$56,192

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

NOTE 11 - DEBT

Subordinated Notes and Debentures
On August 22, 2026, the Company exercised its option to redeem $7,732,000 of its outstanding 10.20% fixed rate junior subordinated deferrable interest debentures originally due February 22, 2031 (the “Debentures”) held by Jefferson County Statutory Trust I (“JEFFCO Stat Trust I”) pursuant to the terms of the Debentures. In addition to the principal redemption, the Company paid $394,332 of accrued but unpaid interest as of the redemption date. The redemption was funded with a portion of the net proceeds from the Company's issuance of fixed-to-floating rate subordinated notes due 2036, which was completed during the second quarter of 2026. The Debentures were carried at face value with no unamortized debt issuance costs, discounts or premiums. Accordingly, no gain or loss on extinguishment was recognized.

The redemption proceeds received by JEFFCO Stat Trust I were used to redeem $7,500,000 of trust preferred securities held by third parties and $232,000 of common securities held by the Company.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: the Company’s ability to efficiently integrate acquisitions into its operations, retain the clients of these businesses and grow the acquired operations, the Company’s ability to collect insurance proceeds from claims made related to tax recapture events, credit risk, changes in the appraised valuation of real estate securing impaired loans, outcomes of litigation and other contingencies, exposure to general and local economic and market conditions, high unemployment rates, higher inflation and its impacts (including U.S. federal government measures to address higher inflation), impacts of trade and tariff policies, U.S. fiscal debt, budget, debt ceiling and tax matters, and any slowdown in global economic growth, risks associated with rapid increases or decreases in prevailing interest rates, our ability to attract and retain deposits and access to other sources of liquidity, consolidation in the banking industry, competition from banks and other financial institutions, the Company’s ability to attract and retain relationship officers and other key personnel, burdens imposed by federal and state regulation, changes in legislative or regulatory requirements, as well as current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including rules and regulations relating to bank products and financial services, changes in accounting policies and practices or accounting standards, natural disasters (such as wildfires and earthquakes), terrorist activities, war and geopolitical instability (including in Israel, Iran and Ukraine, and the imposition of additional sanctions and export controls in connection therewith), or pandemics, and their effects on economic and business environments in which we operate, including the related disruption to the financial market and other economic activity, cybersecurity threats and the cost of defending against them; and other risks discussed under the caption “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and other reports filed with the SEC, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements. The Company cautions that the preceding list is not exhaustive of all possible risk factors and other factors could also adversely affect the Company’s results.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2026 compared to the financial condition as of December 31, 2025. In addition, this discussion summarizes the significant factors affecting the results of operations of the Company for the three months ended September 30, 2026, compared to the linked second quarter of 2026 (“linked quarter”) and the results of operations, liquidity and cash flows for the nine months ended September 30, 2026 compared to the same period in 2025 (“prior year-to-date period”). In light of the nature of the Company’s business, the Company’s management believes that the comparison to the linked quarter is the most relevant to understand the financial results from management’s perspective. For purposes of the Quarterly Report on Form 10-Q, the Company is presenting a comparison to the corresponding prior year-to-date period. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ACL
The Company maintains separate allowances for funded loans, unfunded loans, and held-to-maturity securities, collectively referred to as the ACL. The ACL is a valuation account to adjust the cost basis to the amount expected to be collected, based on management’s experience, current conditions, and reasonable and supportable forecasts. For purposes of determining the allowance for funded and unfunded loans, the portfolios are segregated into pools that share similar risk characteristics that are then further segregated by credit grades. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The Company estimates the amount of the allowance based on loan loss experience, adjusted for current and forecasted economic conditions, including unemployment, changes in GDP, and commercial and residential real estate prices. The Company’s forecast of economic conditions uses internal and external information and considers a weighted average of a baseline, upside, and downside scenarios. Because economic conditions can change and are difficult to predict, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly and have a direct impact on the Company’s credit costs. The Company’s ACL on loans was $144.5 million at September 30, 2026 based on the weighting of the different economic scenarios. As a hypothetical example, if the Company had only used the upside scenario, the allowance would have decreased $26.3 million. Conversely, the allowance would have increased $41.7 million using only the downside scenario.

Executive Summary
Below are highlights of the Company’s financial performance for the periods indicated. Comparisons to prior year periods are affected by the acquisition of 12 branches in Arizona and Kansas in the fourth quarter 2025 (the “Branch Acquisition”). Noninterest income for the prior year period also included $32.1 million of anticipated insurance proceeds from a pending claim related to a recapture event with respect to a $24.1 million solar tax credit that the Company purchased and applied to prior taxable periods. The anticipated proceeds from the insurance policy and tax liability resulting from the recapture event, both totaling $32.1 million, are included in “Noninterest Income” and “Income Tax Expense”, respectively, in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025.

($ in thousands, except per share data)	Three months ended			Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
EARNINGS
Total interest income	$238,234	$229,313	$225,390	$692,638	$656,137
Total interest expense	63,628	60,597	67,104	183,169	197,573
Net interest income	174,606	168,716	158,286	509,469	458,564
Provision for credit losses	18,107	14,210	8,447	39,560	17,101
Net interest income after provision for credit losses	156,499	154,506	149,839	469,909	441,463
Total noninterest income	13,214	13,478	48,624	45,780	87,711
Total noninterest expense	114,654	115,739	109,790	345,530	315,275
Income before income tax expense	55,059	52,245	88,673	170,159	213,899
Income tax expense	12,615	11,318	43,438	37,426	67,319
Net income	$42,444	$40,927	$45,235	$132,733	$146,580
Preferred dividends	938	937	938	2,813	2,813
Net income available to common stockholders	$41,506	$39,990	$44,297	$129,920	$143,767

Basic earnings per common share	$1.15	$1.10	$1.20	$3.56	$3.89
Diluted earnings per common share	$1.14	$1.09	$1.19	$3.54	$3.86

Return on average assets	0.95%	0.95%	1.11%	1.02%	1.23%
Adjusted return on average assets[1]	0.98%	0.98%	1.12%	1.04%	1.24%
Return on average common equity	8.37%	8.10%	9.29%	8.75%	10.45%
Adjusted return on average common equity[1]	8.58%	8.37%	9.40%	8.93%	10.51%
Return on average tangible common equity[1]	10.74%	10.39%	11.56%	11.22%	13.10%
Adjusted return on average tangible common equity[1]	11.01%	10.73%	11.70%	11.44%	13.18%
NIM (tax-equivalent)	4.30%	4.30%	4.23%	4.29%	4.20%
Efficiency ratio	61.0%	63.5%	53.1%	62.2%	57.7%
Core efficiency ratio[1]	58.9%	61.1%	61.0%	60.1%	59.7%
Common dividend payout ratio[2]	30.70%	31.19%	26.05%	28.81%	23.32%
Book value per common share	$51.58	$54.30	$51.62
Tangible book value per common share[1]	$39.45	$42.30	$41.58
Average common equity to average assets	11.12%	11.44%	11.70%
Tangible common equity to tangible assets[1]	8.13%	9.04%	9.60%

ASSET QUALITY
Net charge-offs	$11,036	$13,555	$4,057	$28,998	$3,628
Nonperforming loans	87,270	76,144	127,878
Nonaccrual loans	87,173	75,958	78,831
Nonperforming assets	182,852	160,403	135,699
Classified assets	416,025	413,779	352,792
Total assets	17,792,510	17,399,009	16,402,405
Total loans	12,344,705	11,892,399	11,583,109
Classified assets to total assets	2.34%	2.38%	2.15%
Nonperforming loans to total loans	0.71%	0.64%	1.10%
Nonperforming assets to total assets	1.03%	0.92%	0.83%
ACL on loans to total loans	1.17%	1.17%	1.29%
Net charge-offs to average loans (annualized)	0.36%	0.46%	0.14%	0.33%	0.04%
1 A non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”
[2] Dividends per common share divided by diluted earnings per common share.

Financial results and other notable items include:

•PPNR1 - PPNR of $74.6 million for the third quarter of 2026 and $213.2 million for the nine months ended September 30, 2026 increased $6.4 million and $13.4 million from the linked and prior year-to-date periods, respectively. The increase from the linked and prior year-to-date periods was primarily due to an increase in net interest income. Compared to the prior year-to-date period, the increase was partially offset by an increase in noninterest expense.

•Net interest income and NIM - Net interest income of $174.6 million for the third quarter of 2026 and $509.5 million for the nine months ended September 30, 2026 increased $5.9 million and $50.9 million from the linked and prior year-to-date periods, respectively. Compared to the linked quarter, net interest income benefitted from organic loan growth, as well as an additional day during the period. Compared to the prior year-to-date period, the increase was primarily attributable to growth in average interest-earning assets and lower rates paid on interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities. NIM was 4.30% for the third quarter 2026 and 4.29% for the nine months ended September 30, 2026, compared to 4.30% and 4.20% for the linked and prior year-to-date periods, respectively.

•Noninterest income - Noninterest income of $13.2 million for the third quarter of 2026 and $45.8 million for the nine months ended September 30, 2026 decreased $0.3 million and $41.9 million from the linked and prior year-to-date periods, respectively. Excluding the $32.1 million of anticipated insurance proceeds from the pending claim related to the tax credit recapture event included in the prior year-to-date period, noninterest income decreased $9.8 million. The decrease in noninterest income from the prior year-to-date period was primarily due to a decrease in tax credit income.

•Noninterest expense - Noninterest expense of $114.7 million for the third quarter of 2026 and $345.5 million for the nine months ended September 30, 2026 decreased $1.1 million from the linked quarter and increased $30.3 million from the prior year-to-date period. The decrease from the linked quarter was primarily driven by lower employee compensation cost, partially offset by an increase in loan and legal expenses related to OREO and loan workouts. The increase from the prior year-to-date period was primarily driven by higher employee compensation cost and headcount from the Branch Acquisition, variable deposit costs, and loan, legal, foreclosure and property maintenance expenses related to OREO and loan workouts.

Balance sheet highlights:

•Loans – Total loans increased $544.4 million, or 5%, to $12.3 billion at September 30, 2026, compared to $11.8 billion at December 31, 2025. Average loans totaled $11.9 billion for the nine months ended September 30, 2026 compared to $11.4 billion for the nine months ended September 30, 2025.

•Deposits – Total deposits increased $517.6 million, to $15.1 billion at September 30, 2026 from $14.6 billion at December 31, 2025. Average deposits totaled $14.7 billion for the nine months ended September 30, 2026 compared to $13.3 billion for the nine months ended September 30, 2025. Noninterest-bearing deposit accounts represented 33% of total deposits and the loan to deposit ratio was 82% at September 30, 2026, compared to 33% and 81%, respectively, at December 31, 2025.

•Asset quality – The ACL on loans to total loans was 1.17% at September 30, 2026, compared to 1.19% at December 31, 2025. The ratio of nonperforming assets to total assets was 1.03% at September 30, 2026 compared to 0.95% at December 31, 2025. A provision for credit losses of $18.1 million was recorded in the third quarter of 2026 and $39.6 million for the nine months ended September 30, 2026. This compares to $14.2 million and $17.1 million in the linked and prior year-to-date periods, respectively.

1 PPNR is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

•Stockholders’ equity – Total stockholders’ equity was $1.9 billion at September 30, 2026, compared to $2.0 billion at December 31, 2025, and the tangible common equity to tangible assets ratio2 was 8.13% at September 30, 2026 compared to 9.07% at December 31, 2025. The Company and the Bank’s regulatory capital ratios exceeded the “well-capitalized” levels at September 30, 2026.

The Board approved a quarterly dividend of $0.36 per common share, payable on December 31, 2026 to stockholders of record as of December 15, 2026. The Board also declared a cash dividend of $12.50 per share of Series A Preferred Stock (or $0.3125 per depositary share) representing a 5% per annum rate for the period commencing (and including) September 15, 2026 to (but excluding) December 15, 2026. The dividend will be payable on December 15, 2026 to stockholders of record of Series A Preferred Stock as of November 30, 2026.
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

	Three months ended September 30,			Three months ended June 30,			Three months ended September 30,
	2026			2026			2025
($ in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$12,067,288	$195,309	6.42%	$11,775,879	$188,819	6.43%	$11,454,183	$191,589	6.64%
Taxable securities	2,589,972	29,378	4.50	2,539,301	27,898	4.41	2,100,748	21,705	4.10
Non-taxable securities[2]	1,294,511	12,510	3.83	1,294,693	12,317	3.82	1,252,557	11,503	3.64
Total securities	3,884,483	41,888	4.28	3,833,994	40,215	4.21	3,353,305	33,208	3.93
Interest-earning deposits	465,119	4,343	3.70	431,044	3,697	3.44	328,392	3,638	4.40
Total interest-earning assets	16,416,890	241,540	5.84	16,040,917	232,731	5.82	15,135,880	228,435	5.99
Noninterest-earning assets	1,279,189			1,266,799			1,042,208
Total assets	$17,696,079			$17,307,716			$16,178,088

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,641,074	$16,877	1.84%	$3,438,895	$15,149	1.77%	$3,298,022	$17,488	2.10%
Money market accounts	4,047,970	26,316	2.58	4,009,504	25,788	2.58	3,706,891	28,734	3.08
Savings accounts	536,184	170	0.13	546,880	164	0.12	532,015	183	0.14
Certificates of deposit	1,697,479	14,648	3.42	1,698,565	14,569	3.44	1,609,346	15,210	3.75
Total interest-bearing deposits	9,922,707	58,011	2.32	9,693,844	55,670	2.30	9,146,274	61,615	2.67
Subordinated debentures and notes	262,795	4,408	6.65	120,277	2,061	6.87	136,895	2,683	7.78
FHLB advances	19,511	200	4.07	88,011	861	3.92	106,130	1,207	4.51
Securities sold under agreements to repurchase	169,322	914	2.14	200,060	1,162	2.33	159,039	1,155	2.88
Other borrowings	36,262	95	1.04	84,609	843	4.00	56,164	444	3.14
Total interest-bearing liabilities	10,410,597	63,628	2.42	10,186,801	60,597	2.39	9,604,502	67,104	2.77
Noninterest-bearing liabilities:
Demand deposits	5,065,373			4,914,670			4,458,028
Other liabilities	179,865			154,012			151,432
Total liabilities	15,655,835			15,255,483			14,213,962
Stockholders’ equity	2,040,244			2,052,233			1,964,126
Total liabilities & stockholders’ equity	$17,696,079			$17,307,716			$16,178,088
Net interest income		$177,912			$172,134			$161,331
Net interest spread			3.42%			3.43%			3.22%
NIM			4.30%			4.30%			4.23%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $2.0 million, $1.5 million, and $1.9 million for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, respectively.

[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $3.3 million, $3.4 million, and $3.0 million for each of the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, respectively.

	Nine months ended
	September 30, 2026			September 30, 2025
($ in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans[1,2]	$11,874,692	$569,508	6.41%	$11,351,848	$561,635	6.61%
Taxable securities	2,537,213	83,384	4.39	1,964,496	59,270	4.03
Non-taxable securities[2]	1,296,933	37,217	3.84	1,181,460	31,360	3.55
Total securities	3,834,146	120,601	4.21	3,145,956	90,630	3.85
Interest-earning deposits	466,757	12,573	3.60	373,870	12,130	4.34
Total interest-earning assets	16,175,595	702,682	5.81	14,871,674	664,395	5.97
Noninterest-earning assets	1,264,114			1,023,889
Total assets	$17,439,709			$15,895,563

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand accounts	$3,511,893	$46,966	1.79%	$3,230,832	$51,697	2.14%
Money market accounts	4,003,666	77,302	2.58	3,656,546	85,675	3.13
Savings accounts	540,544	486	0.12	533,084	555	0.14
Certificates of deposit	1,687,456	43,676	3.46	1,491,047	42,933	3.85
Total interest-bearing deposits	9,743,559	168,430	2.31	8,911,509	180,860	2.71
Subordinated debentures and notes	159,552	7,991	6.70	150,015	7,982	7.11
FHLB advances	37,810	1,117	3.95	96,396	3,295	4.57
Securities sold under agreements to repurchase	212,777	3,690	2.32	211,429	4,764	3.01
Other borrowings	71,712	1,941	3.62	42,932	672	2.09
Total interest-bearing liabilities	10,225,410	183,169	2.39	9,412,281	197,573	2.81
Noninterest-bearing liabilities:
Demand deposits	4,993,391			4,420,552
Other liabilities	164,714			151,199
Total liabilities	15,383,515			13,984,032
Stockholders' equity	2,056,194			1,911,531
Total liabilities & stockholders' equity	$17,439,709			$15,895,563
Net interest income		$519,513			$466,822
Net interest spread			3.42%			3.16%
NIM			4.29%			4.20%

[1] Average balances include nonaccrual loans. Interest income includes net loan fees of $4.9 million and $5.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
[2] Non-taxable income is presented on a fully tax-equivalent basis using a tax rate of approximately 25%. The tax-equivalent adjustments were $10.0 million and $8.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	compared to			compared to
	Three months ended June 30, 2026			Nine months ended September 30, 2025
	Increase (decrease) due to			Increase (decrease) due to
($ in thousands)	Volume[1]	Rate[2]	Net	Volume[1]	Rate[2]	Net
Interest earned on:
Loans	$6,695	$(205)	$6,490	$25,379	$(17,506)	$7,873
Taxable securities	717	763	1,480	18,460	5,654	24,114
Non-taxable securities[3]	2	191	193	3,201	2,656	5,857
Interest-earning deposits	328	318	646	2,710	(2,267)	443
Total interest-earning assets	$7,742	$1,067	$8,809	$49,750	$(11,463)	$38,287

Interest paid on:
Interest-bearing demand accounts	$1,020	$708	$1,728	$4,242	$(8,973)	(4,731)
Money market accounts	528	—	528	7,632	(16,005)	(8,373)
Savings accounts	(3)	9	6	8	(77)	(69)
Certificates of deposit	9	70	79	5,332	(4,589)	743
Subordinated debentures and notes	2,415	(68)	2,347	492	(483)	9
FHLB advances	(692)	31	(661)	(1,780)	(398)	(2,178)
Securities sold under agreements to repurchase	(163)	(85)	(248)	30	(1,104)	(1,074)
Other borrowed funds	(326)	(422)	(748)	608	661	1,269
Total interest-bearing liabilities	2,788	243	3,031	16,564	(30,968)	(14,404)
Net interest income	$4,954	$824	$5,778	$33,186	$19,505	52,691

1 Change in volume multiplied by yield/rate of prior period.
2 Change in yield/rate multiplied by volume of prior period.
3 Nontaxable income is presented on a tax-equivalent basis.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a tax-equivalent basis of $177.9 million for the quarter ended September 30, 2026 and $519.5 million for the nine months ended September 30, 2026 increased $5.8 million and $52.7 million from the linked and prior year-to-date periods, respectively. The increase from the linked quarter reflects organic loan growth and the benefit of one additional day compared to the linked quarter. These increases were partially offset by an increase in the average balance of interest-bearing liabilities. The increase from the prior year-to-date period was primarily related to growth in interest-earning assets and lower short-term interest rates on the cost of interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities.

Tax-equivalent interest income increased $8.8 million and $38.3 million from the linked and prior year-to-date periods, respectively. Compared to the linked quarter, interest income increased primarily due to a $291.4 million increase in average loans, a $50.5 million increase in average securities balances and one additional day during the period. Compared to the prior year-to-date period, interest-earning assets increased $1.3 billion, including a $688.2 million increase in average securities balances and a $522.8 million increase in average loan balances, and the yield on securities increased 36 basis points. These increases were partially offset by a 20 basis point decline in the loan yield to 6.41%, from 6.61% in the prior year-to-date period.

Interest expense increased $3.0 million and decreased $14.4 million from the linked and prior year-to-date periods, respectively. Compared to the linked quarter, the increase in interest expense was primarily due to the first full quarter of $175 million of subordinated debt issued in the linked quarter and higher interest-bearing demand account balances, partially offset by the redemption of $7.7 million of 10.2% fixed rate trust preferred securities in the current quarter. Compared to the prior year-to-date period, the decrease was primarily due to a 42 basis point decline in the cost of interest-bearing liabilities, including a 55 basis point decrease in the average cost of money market accounts, partially offset by a $813.1 million increase in average balances of interest-bearing liabilities. The total cost of deposits, including noninterest-bearing demand accounts, was 1.54% and 1.53% during the three and nine months ended September 30, 2026, respectively, compared to 1.53% and 1.81% in the linked and prior year-to-date periods, respectively.

NIM, on a tax-equivalent basis, was 4.30% in the third quarter of 2026 and 4.29% for the nine months ended September 30, 2026, stable with the linked quarter and an increase of nine basis points from the prior year-to-date period.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
($ in thousands)	September 30, 2026	June 30, 2026	Increase (decrease)		September 30, 2026	September 30, 2025	Increase (decrease)
Deposit service charges	$5,407	$5,477	$(70)	(1)%	$16,140	$14,295	$1,845	13%
Wealth management revenue	2,864	2,804	60	2%	8,380	7,814	566	7%
Card services revenue	2,621	2,545	76	3%	7,701	7,374	327	4%
Tax credit income (loss)	(5,030)	(1,733)	(3,297)	(190)%	(6,942)	4,517	(11,459)	(254)%
Anticipated insurance recoveries	—	—	—	—%	—	32,112	(32,112)	(100)%
Other income	7,352	4,385	2,967	68%	20,501	21,599	(1,098)	(5)%
Total noninterest income	$13,214	$13,478	$(264)	(2)%	$45,780	$87,711	$(41,931)	(48)%

Total noninterest income for the third quarter of 2026 was $13.2 million and $45.8 million for the nine months ended September 30, 2026, a decrease of $0.3 million and $41.9 million from the linked and prior year-to-date periods, respectively. The decrease from the linked quarter was primarily due to lower tax credit income and a $1.4 million net loss on OREO, partially offset by a $3.8 million increase in rental income from OREO and a $2.1 million net loss on sales of investment securities in the linked quarter that did not reoccur included in ‘Other income’ in the table above. Tax credit income is typically highest in the fourth quarter of each year and will vary in other periods based on transaction volumes and fair value changes. Changes in the interest rate environment had a negative impact on tax credit projects carried at fair value.

Compared to the prior year-to-date period, the decrease was primarily driven by the $32.1 million in accrued insurance proceeds that are anticipated to be received as a result of the recaptured tax credits recognized in the prior year-to-date period that did not reoccur, and a $11.5 million decrease in tax credit income.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense for the periods indicated.

	Linked quarter comparison				Prior year comparison
	Quarter ended				Nine months ended
($ in thousands)	September 30, 2026	June 30, 2026	Increase (decrease)		September 30, 2026	September 30, 2025	Increase (decrease)
Employee compensation and benefits	$50,581	$53,114	$(2,533)	(5)%	$159,454	$148,012	$11,442	8%
Deposit costs	27,482	27,832	(350)	(1)%	81,310	75,760	5,550	7%
Occupancy	5,893	5,909	(16)	—%	17,704	14,390	3,314	23%
Data processing	5,655	5,999	(344)	(6)%	17,298	14,544	2,754	19%
Professional fees	1,675	1,965	(290)	(15)%	5,211	6,377	(1,166)	(18)%
Other expense	23,368	20,920	2,448	12%	64,553	56,192	8,361	15%
Total noninterest expense	$114,654	$115,739	$(1,085)	(1)%	$345,530	$315,275	$30,255	10%

Efficiency ratio	61.0%	63.5%	(3)%		62.2%	57.7%	4%
Core efficiency ratio[3]	58.9%	61.1%	(2)%		60.1%	59.7%	—%

Noninterest expense decreased $1.1 million and increased $30.3 million from the linked and prior year-to-date periods, respectively. Employee compensation and benefits decreased $2.5 million from the linked quarter primarily due to a lower associate base and a reduction in variable compensation accruals, partially offset by an increase in loan, legal, foreclosure and property maintenance expenses related to OREO and loan workouts.

The increase in noninterest expense from the prior year-to-date period was primarily due to an increase in the associate base as a result of the Branch Acquisition and merit increases throughout 2025 and 2026, an increase of $5.6 million in deposit costs due to higher deposit vertical average balances, and an increase of $4.9 million in loan, legal, foreclosure and property maintenance expenses related to OREO and loan workouts included in ‘Other expense’ in the table above. Deposit costs relate to certain businesses in the deposit verticals that receive an earnings credit allowance for deposit-related services provided to us. These earnings credit allowances are impacted by, among other things, interest rates and average balances.

Income Taxes
The Company’s effective tax rate was 22.9% for the third quarter of 2026 and 22.0% for the nine months ended September 30, 2026. This compares to the linked and prior year-to-date effective tax rate of 21.7% and 31.5%. Included in the tax expense during the prior year-to-date period is $24.1 million in transferrable tax credits that were recaptured and approximately $8.0 million of incremental tax liability attributable to the anticipated insurance proceeds from the insured recaptured credits. Excluding these items, the adjusted effective tax rate3 was 19.4% for the nine months ended September 30, 2025. The increase in the effective tax rate from the linked and prior year-to-date periods was due to an increase in state taxes.

3 Core efficiency ratio and adjusted effective tax rate are non-GAAP measures. Refer to discussion and reconciliation of these measures in the accompanying financial tables.

Summary Balance Sheet

($ in thousands)	September 30, 2026	December 31, 2025	Increase (decrease)
Cash and cash equivalents	$487,874	$681,902	$(194,028)	(28)%
Securities	3,760,680	3,729,992	30,688	1%
Loans	12,344,705	11,800,338	544,367	5%
Assets	17,792,510	17,300,884	491,626	3%
Deposits	15,126,964	14,609,342	517,622	4%
Liabilities	15,875,184	15,261,498	613,686	4%
Stockholders’ equity	1,917,326	2,039,386	(122,060)	(6)%

Total assets were $17.8 billion at September 30, 2026, an increase of $491.6 million from December 31, 2025 primarily due to a $544.4 million increase in the loan portfolio, partially offset by a $194.0 million decrease in cash and cash equivalents. Total liabilities of $15.9 billion increased $613.7 million from December 31, 2025 primarily due to a $517.6 million increase in deposits and the issuance of $175 million of subordinated notes in the second quarter 2026.

Investment Securities
At September 30, 2026, investment securities were $3.8 billion or 21% of total assets, compared to $3.7 billion or 22% of total assets at December 31, 2025. The portfolio is comprised of both available-for-sale and held-to-maturity securities.

The table below sets forth the carrying value of investment securities, excluding the ACL:

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	%	Amount	%
Obligations of U.S. government sponsored enterprises	$134,581	3.6%	$182,572	4.9%
Obligations of states and political subdivisions	1,410,668	37.5%	1,492,904	40.0%
Agency mortgage-backed securities	1,955,017	52.0%	1,753,150	47.0%
U.S. treasury bills	131,308	3.5%	170,984	4.6%
Corporate debt securities	129,271	3.4%	130,527	3.5%
Total	$3,760,845	100.0%	$3,730,137	100.0%

Net Unrealized Losses
($ in thousands)	September 30, 2026	December 31, 2025
Available-for-sale securities	$(251,071)	$(83,258)
Held-to-maturity securities	(116,265)	(35,288)
Total	$(367,336)	$(118,546)

Investment purchases in the third quarter of 2026 had a weighted average, tax-equivalent yield of 4.74%. The average duration of the investment portfolio was 5.2 years at September 30, 2026. The Company leverages the investment portfolio to lengthen the overall duration of the balance sheet, primarily using high-quality municipal securities. The expected cash flow from pay downs, maturities and interest over the next 12 months is approximately $675.6 million.

Loans by Type
The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a large part of the portfolio, including the C&I category, is secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

The following table sets forth the composition of the loan portfolio by type of loans:

($ in thousands)	September 30, 2026	December 31, 2025	Increase (decrease)
C&I	$5,467,434	$5,231,616	$235,818	5%
CRE - investor owned	3,234,368	2,984,858	249,510	8%
CRE - owner occupied	2,490,751	2,468,963	21,788	1%
Construction and land development	744,787	687,584	57,203	8%
Residential real estate	357,184	367,682	(10,498)	(3)%
Consumer	50,181	59,635	(9,454)	(16)%
Total loans	$12,344,705	$11,800,338	$544,367	5%

Loans totaled $12.3 billion at September 30, 2026 compared to $11.8 billion at December 31, 2025. Average revolving line draw utilization was 47% for the third quarter of 2026, compared to 44% for the year ended December 31, 2025.

The following table sets forth additional information on certain categories of loans that are included in total loans above at the periods indicated:

($ in thousands)	September 30, 2026	December 31, 2025	Increase (decrease)
SBA Loans	$1,245,288	$1,262,456	$(17,168)	(1)%
Sponsor finance	713,614	694,905	18,709	3%
Life insurance premium financing	1,349,925	1,187,128	162,797	14%
Tax credits	749,810	802,818	(53,008)	(7)%

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

SBA loans are also generated on a national basis, and primarily consist of loans collateralized by first lien, owner-occupied real estate properties. These loans predominantly have a 75% guarantee from the SBA. The Company may sell the guaranteed portion of the loan and retain servicing rights, and in the nine months ended September 30, 2026, the guaranteed portion of SBA loans totaling $25.4 million were sold.

Provision and ACL
The following table presents the components of the provision for credit losses:

	Quarter ended		Nine months ended
($ in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Provision for credit losses on loans	$16,317	$10,729	$33,495	$14,532
Provision for off-balance sheet commitments	526	2,100	3,042	283
Provision (benefit) for held-to-maturity securities	12	(49)	20	(87)
Charge-off of accrued interest	1,252	1,430	3,003	2,373
Provision for credit losses	$18,107	$14,210	$39,560	$17,101

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

The provision for credit losses of $18.1 million was recognized for the third quarter of 2026 and $39.6 million for the nine months ended September 30, 2026, an increase of $3.9 million and $22.5 million from the linked and prior year-to-date periods, respectively. The provision for credit losses in the third quarter 2026 and nine months ended September 30, 2026 was primarily related to net charge-offs, the increase in nonperforming loans and organic loan growth. Charge-offs during the period primarily consisted of a $7.0 million C&I relationship in Missouri and a $2.6 million CRE relationship in California. Annualized net charge-offs totaled 36 and 33 basis points of average loans for the third quarter 2026 and nine months ended September 30, 2026, respectively, compared to 46 basis points in the linked quarter and four basis points of average loans in the prior year-to-date period.

The following table summarizes the allocation of the ACL on loans:

	September 30, 2026		December 31, 2025
($ in thousands)	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
C&I	$81,464	44.3%	$68,345	44.4%
Real estate:
Commercial	40,888	46.4%	50,783	46.2%
Construction and land development	13,462	6.0%	11,016	5.8%
Residential	7,121	2.9%	8,023	3.1%
Consumer	1,584	0.4%	1,855	0.5%
Total	$144,519	100.0%	$140,022	100.0%

The ACL on loans was 1.17% of total loans at September 30, 2026, compared to 1.19% of loans at December 31, 2025. Excluding guaranteed loans, the ACL on loans to total loans was 1.27%4 at September 30, 2026, compared to 1.29% at December 31, 2025.

The following table is a summary of net charge-offs (recoveries) to average loans for the periods indicated:

	Quarter ended
	September 30, 2026			June 30, 2026
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries)/Average Loans(2)
C&I	$8,430	$5,342,289	0.63%	$12,625	$5,234,280	0.97%
Real estate:
Commercial	2,825	5,606,382	0.20%	395	5,487,631	0.03%
Construction and land development	(93)	705,418	(0.05)%	782	645,330	0.49%
Residential	(199)	361,875	(0.22)%	(352)	352,624	(0.40)%
Consumer	73	50,697	0.57%	105	55,160	0.76%
Total	$11,036	$12,066,661	0.36%	$13,555	$11,775,025	0.46%

(1) Excludes loans held for sale.
(2)Annualized.
4 ACL on loans to total loans adjusted for guaranteed loans is a non-GAAP measure. Refer to discussion and reconciliation of this measure in the accompanying financial tables.

	Nine months ended
	September 30, 2026			September 30, 2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loans(1)	Net Charge-offs (Recoveries) /Average Loans(2)	Net Charge-offs	Average Loans(1)	Net Charge-offs/Average Loans(2)
C&I	$24,563	$5,281,215	0.62%	$2,757	$4,801,342	0.08%
Real estate:
Commercial	3,156	5,509,253	0.08%	194	5,033,284	0.01%
Construction and land development	1,717	671,916	0.34%	109	864,820	0.02%
Residential	(546)	356,910	(0.20)%	143	363,817	0.05%
Consumer	108	54,759	0.26%	425	287,883	0.20%
Total	$28,998	$11,874,053	0.33%	$3,628	$11,351,146	0.04%

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

Nonperforming assets
The following table presents the categories of nonperforming assets and other ratios, excluding government guaranteed portions, as of the dates indicated:

($ in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$87,173	$81,180
Loans past due 90 days or more and still accruing interest	97	1,629
Total nonperforming loans	87,270	82,809
OREO	95,582	81,544
Total nonperforming assets	$182,852	$164,353

Total assets	$17,792,510	$17,300,884
Total loans	12,344,705	11,800,338
Total ACL on loans	144,519	140,022

ACL on loans to nonaccrual loans	166%	172%
ACL on loans to nonperforming loans	166%	169%
ACL on loans to total loans	1.17%	1.19%
Nonaccrual loans to total loans	0.71%	0.69%
Nonperforming loans to total loans	0.71%	0.70%
Nonperforming assets to total assets	1.03%	0.95%

Nonperforming loans based on loan type were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
C&I	$33,038	$27,979
CRE	51,278	46,326
Construction and land development	1,729	155
Residential real estate	1,216	8,340
Consumer	9	9
Total	$87,270	$82,809

The following table summarizes the changes in nonperforming loans:

Nine months ended
($ in thousands)	September 30, 2026
Nonperforming loans, beginning of period	$82,809
Additions to nonperforming loans	119,092
Charge-offs	(33,041)
Principal payments	(51,434)
Moved to OREO	(30,156)
Nonperforming loans, end of period	$87,270

Nonperforming loans at September 30, 2026 increased $4.5 million, or 5%, when compared to December 31, 2025. The increase in nonperforming assets during the nine months ended September 30, 2026 was primarily related to additions to nonperforming loans, including two agricultural-related relationships totaling $18.0 million, a $7.5 million CRE relationship and a $4.1 million C&I relationship that went on nonaccrual during the period. The increase in nonperforming loans was partially offset by principal payments, including two loans totaling $17.5 million that went on nonaccrual in the second half of 2025 and were subsequently paid off in the first quarter 2026. In the current quarter, the Company foreclosed on a CRE relationship with a book value of $15.5 million that was transferred to OREO at fair market value, less selling costs, resulting in a partial charge-off of $2.6 million.

OREO
The following table summarizes the changes in OREO:

Nine months ended
($ in thousands)	September 30, 2026
OREO, beginning of period	$81,544
Additions	31,583
Change in valuation allowance	(2,058)
Sales	(15,487)
OREO, end of period	$95,582

Deposits
The following table shows the breakdown of deposits by type:

($ in thousands)	September 30, 2026	December 31, 2025	Increase (decrease)
Noninterest-bearing demand accounts	$5,043,875	$4,874,115	$169,760	3%
Interest-bearing demand accounts	3,723,393	3,537,334	186,059	5%
Money market accounts	4,140,131	3,991,110	149,021	4%
Savings accounts	524,381	537,400	(13,019)	(2)%
Certificates of deposit:
Brokered	735,993	721,977	14,016	2%
Customer	959,191	947,406	11,785	1%
Total deposits	$15,126,964	$14,609,342	$517,622	4%

Noninterest-bearing deposits / total deposits	33%	33%

The following table shows the average balance and average rate of the Company’s deposits by type:

	Quarter ended
	September 30, 2026		June 30, 2026		September 30, 2025
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$5,065,373	—%	$4,914,670	—%	$4,458,028	—%

Interest-bearing demand accounts	3,641,074	1.84	3,438,895	1.77	3,298,022	2.10
Money market accounts	4,047,970	2.58	4,009,504	2.58	3,706,891	3.08
Savings accounts	536,184	0.13	546,880	0.12	532,015	0.14
Certificates of deposit	1,697,479	3.42	1,698,565	3.44	1,609,346	3.75
Total interest-bearing deposits	$9,922,707	2.32	$9,693,844	2.30	$9,146,274	2.67

Total average deposits	$14,988,080	1.54	$14,608,514	1.53	$13,604,302	1.80

	Nine months ended
	September 30, 2026		September 30, 2025
($ in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$4,993,391	—%	$4,420,552	—%

Interest-bearing demand accounts	3,511,893	1.79	3,230,832	2.14
Money market accounts	4,003,666	2.58	3,656,546	3.13
Savings accounts	540,544	0.12	533,084	0.14
Certificates of deposit	1,687,456	3.46	1,491,047	3.85
Total interest-bearing deposits	$9,743,559	2.31	$8,911,509	2.71

Total average deposits	$14,736,950	1.53	$13,332,061	1.81

Total deposits were $15.1 billion at September 30, 2026, an increase of $517.6 million from December 31, 2025. Brokered certificates of deposit at September 30, 2026 increased $14.0 million from December 31, 2025 and continue to be used as a stable funding source. The Company has deposit verticals focusing on property management, community associations, and escrow industries. These deposits increased to $4.2 billion at September 30, 2026 from $3.8 billion at December 31, 2025 due to continued success at generating organic deposit growth.

To provide clients a deposit product with enhanced FDIC insurance, the Company participates in several programs through third parties that provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Total reciprocal deposits were $1.3 billion and $1.4 billion at September 30, 2026 and December 31, 2025, respectively. The Company considers reciprocal accounts as client-related deposits due to the client relationship that generated the transaction. At September 30, 2026, estimated uninsured deposits totaled $5.4 billion, or 35% of total deposits, compared to $4.6 billion, or 32% of total deposits, at December 31, 2025.

The total cost of deposits was 1.54% for the current quarter and 1.53% for the nine months ended September 30, 2026, compared to 1.53% and 1.81% for the linked and prior year-to-date periods, respectively.

Stockholders’ Equity
Stockholders’ equity totaled $1.9 billion at September 30, 2026, a decrease of $122.1 million from December 31, 2025. Significant activity during the first nine months of 2026 was as follows:

•Increase from net income of $132.7 million,
•Decrease in fair value of securities and cash flow hedges of $142.2 million,
•Decrease from dividends paid on common and preferred stock of $39.8 million, and
•Decrease from common stock repurchases of $84.8 million.

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

Liquidity from assets is available primarily from cash balances and the investment portfolio. Cash and interest-bearing deposits with other banks totaled $487.9 million at September 30, 2026, compared to $681.9 million at December 31, 2025. Investment securities are another important tool in liquidity planning. Securities totaled $3.8 billion and $3.7 billion at September 30, 2026 and December 31, 2025, respectively, and included $1.7 billion at September 30, 2026 and December 31, 2025, respectively, pledged as collateral for deposits of public institutions, loan notes and other requirements. The unpledged portion of the securities portfolio could be pledged or sold to enhance liquidity, if necessary.

Available on- and off-balance sheet liquidity sources include the following items:

($ in thousands)	September 30, 2026
Federal Reserve borrowing capacity	$2,931,434
FHLB borrowing capacity	1,447,457
Unpledged securities	2,051,513
Federal funds lines (eight correspondent banks)	135,000
Cash and interest-bearing deposits	487,874
Holding Company line of credit	25,000
Total	$7,078,278

The Company also has a portfolio of SBA guaranteed loans, a portion of which could be sold in the secondary market to generate earnings and liquidity. The guaranteed portion of SBA loans totaling $25.4 million and $78.0 million were sold during the nine months ended September 30, 2026 and 2025, respectively.

Liability liquidity funding sources are available to increase financial flexibility. In addition to amounts borrowed at September 30, 2026, the Company could borrow an additional $1.4 billion from the FHLB of Des Moines under blanket loan pledges and has additional real estate loans that could be pledged. The Company also has $2.9 billion available from the Federal Reserve under a pledged loan agreement. The Company also has unsecured federal funds lines with eight correspondent banks totaling $135.0 million as of September 30, 2026.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $3.2 billion in unused commitments to extend credit as of September 30, 2026. While this commitment level would exhaust the majority of the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

At the holding company level, our primary funding sources are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings) and debt instruments. The main use of this liquidity is to provide the funds necessary to pay dividends to stockholders, service debt, invest in subsidiaries as necessary, repurchase common stock and satisfy other operating requirements. The holding company maintains a revolving line of credit for an aggregate amount $25 million, all of which was available at September 30, 2026. The line of credit was renewed in the first quarter of 2026, has a one-year term, has an interest rate of one-month Term SOFR plus 185 basis points, and the annual unused commitment fee is 0.40%. The proceeds can be used for general corporate purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (8%), common equity tier 1 risk-based (6.5%), and Tier 1 leverage ratios (5%). In addition, the Company must maintain an additional CCB above the regulatory minimum ratio requirements. The CCB is designed to insulate banks from periods of stress and impose constraints on dividends, stock repurchases and discretionary bonus payments when capital levels fall below prescribed levels. As of September 30, 2026, and December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject and exceeded the amounts required to be “well capitalized”.

The following table summarizes the Company’s various capital ratios:

	September 30, 2026		December 31, 2025
($ in thousands)	EFSC	Bank	EFSC	Bank	To Be Well-Capitalized	Minimum Ratio with CCB
Common Equity Tier 1 Capital to Risk Weighted Assets	11.1%	11.8%	11.6%	11.9%	6.5%	7.0%
Tier 1 Capital to Risk Weighted Assets	12.2%	11.8%	12.8%	11.9%	8.0%	8.5%
Total Capital to Risk Weighted Assets	14.4%	12.8%	13.9%	13.0%	10.0%	10.5%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.2%	9.8%	10.5%	9.7%	5.0%	N/A
Tangible common equity to tangible assets[1]	8.13%		9.07%
[1] Not a required regulatory capital ratio.

The Company believes the tangible common equity ratio is an important measure of capital strength, even though it is considered a non-GAAP measure. A reconciliation has been included in this section under the caption “Use of Non-GAAP Financial Measures.”

Use of Non-GAAP Financial Measures:
The Company’s accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, the Company provides additional financial measures, such as tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, adjusted effective tax rate, PPNR, tangible book value per common share, return on average common equity and tangible common equity to tangible assets ratio, in this report that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position, or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
The Company considers its tangible common equity, adjusted ROAA, adjusted return on average common equity, ROATCE, adjusted ROATCE, ACL on loans to total loans adjusted for guaranteed loans, core efficiency ratio, adjusted effective tax rate, PPNR, tangible book value per common share, return on average common equity and tangible common equity to tangible assets ratio, collectively “core performance measures,” presented in this report and the included tables as important measures of financial performance, even though they are non-GAAP measures, as they provide supplemental information by which to evaluate the impact of certain non-comparable items, and the Company’s operating performance on an ongoing basis. Core performance measures exclude certain other income and expense items, such as acquisition costs, the net gain or loss on sales of fixed assets, the net gain or loss on OREO, and the net gain or loss on sales of investment securities, that the Company believes to be not indicative of or useful to measure the Company’s operating performance on an ongoing basis. The attached tables contain a reconciliation of these core performance measures to the GAAP measures. The Company believes that the tangible common equity ratio provides useful information to investors about the Company’s capital strength even though it is considered to be a non-GAAP financial measure and is not part of the regulatory capital requirements to which the Company is subject.

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

Core Efficiency Ratio

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net interest income (GAAP)	$174,606	$168,716	$158,286	$509,469	$458,564
Tax-equivalent adjustment	3,306	3,418	3,045	10,044	8,258
Net interest income - FTE (non-GAAP)	$177,912	$172,134	$161,331	$519,513	$466,822
Noninterest income (GAAP)	13,214	13,478	48,624	45,780	87,711
Less insurance recoveries[1]	—	—	32,112	—	32,112
Less gain on sales of fixed assets	—	687	—	687	—
Less net gain (loss) on sales of investment securities	—	(2,146)	—	(2,146)	106
Less net gain (loss) on OREO	(1,402)	(302)	7	(1,999)	86
Core revenue (non-GAAP)	$192,528	$187,373	$177,836	$568,751	$522,229

Noninterest expense (GAAP)	$114,654	$115,739	$109,790	$345,530	$315,275
Less amortization on intangibles	1,279	1,297	736	3,976	2,344
Less acquisition costs	—	—	609	—	1,127
Core noninterest expense (non-GAAP)	$113,375	$114,442	$108,445	$341,554	$311,804

Core efficiency ratio (non-GAAP)	58.9%	61.1%	61.0%	60.1%	59.7%

[1]Represents anticipated proceeds from a pending insurance claim related to a third quarter 2025 solar tax credit recapture event.

Tangible Common Equity, Tangible Book Value per Common Share, and Tangible Common Equity to Tangible Assets Ratio

	At
(in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2025
Stockholders’ equity (GAAP)	$1,917,326	$2,040,846	$1,982,332
Less preferred stock	71,988	71,988	71,988
Less goodwill	416,968	416,968	365,164
Less intangible assets	16,948	18,228	6,140
Tangible common equity (non-GAAP)	$1,411,422	$1,533,662	$1,539,040

Common stock outstanding	35,775	36,258	37,011
Tangible book value per common share (non-GAAP)	$39.45	$42.30	$41.58

Total assets (GAAP)	$17,792,510	$17,399,009	$16,402,405
Less goodwill	416,968	416,968	365,164
Less intangible assets	16,948	18,228	6,140
Tangible assets (non-GAAP)	$17,358,594	$16,963,813	$16,031,101

Tangible common equity to tangible assets (non-GAAP)	8.13%	9.04%	9.60%

ACL on Loans to Total Loans Adjusted for Guaranteed Loans

	At
($ in thousands)	September 30, 2026	June 30, 2026	September 30, 2025
Total loans (GAAP)	$12,344,705	$11,892,399	$11,583,109
Less guaranteed loans, net	946,578	939,255	922,168
Total adjusted loans (non-GAAP)	$11,398,127	$10,953,144	$10,660,941

ACL on loans	$144,519	$139,238	$148,854
ACL on loans to total loans	1.17%	1.17%	1.29%
ACL on loans to total adjusted loans	1.27%	1.27%	1.40%

Pre-Provision Net Revenue (PPNR)

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net interest income (GAAP)	$174,606	$168,716	$158,286	$509,469	$458,564
Noninterest income (GAAP)	13,214	13,478	48,624	45,780	87,711
Acquisition costs	—	—	609	—	1,127
Less gain on sales of fixed assets	—	687	—	687	—
Less net gain (loss) on sales of investment securities	—	(2,146)	—	(2,146)	106
Less net gain (loss) on OREO	(1,402)	(302)	7	(1,999)	86
Less insurance recoveries	—	—	32,112	—	32,112
Less noninterest expense (GAAP)	114,654	115,739	109,790	345,530	315,275
PPNR (non-GAAP)	$74,568	$68,216	$65,610	$213,177	$199,823

Adjusted Effective Tax Rate

	Nine months ended
($ in thousands)	September 30 2026	September 30 2025
Income before income tax expense (GAAP)	$170,159	$213,899
Less insurance recoveries	—	32,112
Adjusted income before income tax expense (non-GAAP)	$170,159	$181,787

Income tax expense (GAAP)	$37,426	$67,319
Less tax credit recapture and tax applied to insurance recoveries[1]	—	32,112
Adjusted income tax expense (non-GAAP)	$37,426	$35,207

Effective tax rate (GAAP)	22.0%	31.5%
Adjusted effective tax rate (non-GAAP)	22.0%	19.4%

[1] Represents recapture of $24.1 million solar tax credit and approximately $8.0 million of estimated tax liability related to anticipated proceeds from pending insurance claim related to the recapture event.

Adjusted Return on Average Common Equity, Return on Average Tangible Common Equity (ROATCE) and Adjusted Return on Average Assets (ROAA)

	Quarter ended			Nine months ended
($ in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Average stockholder’s equity (GAAP)	$2,040,244	$2,052,233	$1,964,126	$2,056,194	$1,911,531
Less average preferred stock	71,988	71,988	71,988	71,988	71,988
Less average goodwill	416,968	416,968	365,164	416,968	365,164
Less average intangible assets	17,568	18,860	6,498	18,938	7,248
Average tangible common equity (non-GAAP)	$1,533,720	$1,544,417	$1,520,476	$1,548,300	$1,467,131

Net income (GAAP)	$42,444	$40,927	$45,235	$132,733	$146,580
Acquisition costs (after tax)	—	—	549	—	1,011
Less gain on sales of fixed assets (after tax)	—	515	—	515	—
Less net gain (loss) on sales of investment securities (after tax)	—	(1,607)	—	(1,607)	80
Less net gain (loss) on OREO (after tax)	(1,050)	(226)	5	(1,497)	64
Net income adjusted (non-GAAP)	$43,494	$42,245	$45,779	$135,322	$147,447
Less preferred stock dividends	938	937	938	2,813	2,813
Net income available to common stockholders adjusted (non-GAAP)	$42,556	$41,308	$44,841	$132,509	$144,634

Return on average common equity (GAAP)	8.37%	8.10%	9.29%	8.75%	10.45%
Adjusted return on average common equity (non-GAAP)	8.58%	8.37%	9.40%	8.93%	10.51%

ROATCE (non-GAAP)	10.74%	10.39%	11.56%	11.22%	13.10%
Adjusted ROATCE (non-GAAP)	11.01%	10.73%	11.70%	11.44%	13.18%

Average assets	$17,696,079	$17,307,716	$16,178,088	$17,439,709	$15,895,563
Return on average assets (GAAP)	0.95%	0.95%	1.11%	1.02%	1.23%
Adjusted return on average assets (non-GAAP)	0.98%	0.98%	1.12%	1.04%	1.24%

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

The following table summarizes the expected impact of interest rate shocks on net interest income at September 30, 2026:

Rate Shock	Annual % change in net interest income
+ 300 bp	10.5%
+ 200 bp	7.1%
+ 100 bp	3.6%
- 100 bp	(2.7)%
- 200 bp	(4.6)%
- 300 bp	(6.2)%

The Company occasionally uses interest rate derivative instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At September 30, 2026, the Company had derivative contracts to manage interest rate risk, including $750.0 million in notional value on derivatives to hedge the cash flows on floating rate loans. Derivative financial instruments are also discussed in “Item 1. Note 6 – Derivative Financial Instruments.”

The Company had $7.8 billion in variable rate loans at September 30, 2026. Of these loans, $5.1 billion have an interest rate floor and nearly all of those loans were at or above the floor. Variable rate loans include $4.1 billion indexed to SOFR, $2.9 billion indexed to the prime rate, and $781.2 million indexed to other rates.

At September 30, 2026, the Company’s available-for-sale and held-to-maturity investment securities totaled $2.7 billion and $1.0 billion, respectively. These portfolios consist primarily of fixed-rate securities that are subject to changes in market value due to changes in interest rates. At September 30, 2026, net unrealized losses were $251.1 million and $116.3 million on the available-for-sale and held-to-maturity investment portfolios, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2026. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance of the achievement of the objectives described above.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
July 1, 2026 through July 31, 2026	72,730	$64.03	72,730	2,176,670
August 1, 2026 through August 31, 2026	278,553	65.48	278,553	1,898,117
September 1, 2026 through September 30, 2026	174,484	63.84	174,484	1,723,633
Total	525,767	$64.74	525,767	1,723,633

(a) In May 2022, the Board authorized the repurchase of up to two million shares of the Company’s common stock. The repurchases may be made from time to time in the open market or through privately negotiated transactions. In July 2026, the Board authorized the repurchase of up to two million additional shares of the Company’s common stock, which are in addition to the shares available for repurchase under the Company’s stock repurchase plan announced in May 2022.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

During the quarter ended September 30, 2026, no officer or director of the company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF    Inline XBRL Taxonomy Extension Definitions Linkbase Document.

104    The cover page of Enterprise Financial Services Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the day of October 30, 2026.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ James B. Lally
James B. Lally
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial and Operating Officer